Form 10QSB
period 1995-06-30
CECO ENVIRONMENTAL CORP
filed 1995-08-14
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   JUNE 30, 1995      Commission file number  0-7099



                           CECO ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------


             NEW YORK                                 13-2566064
--------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


  111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA     MSG 1P7
--------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code          416-593-6543



--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                     ____X___ Yes    _______ No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



Class: COMMON, PAR VALUE $.01 PER SHARE
OUTSTANDING at June 30, 1995  6,437,348

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 JUNE 30, 1995





                                     INDEX



Part I - Financial Information:
             Condensed consolidated balance sheet as of
                June 30, 1995 and December 31, 1994                                                  2

             Condensed consolidated statement of operations
                for the three-month and six-month periods ended
                June 30, 1995 and 1994                                                               3

             Condensed consolidated statement of cash flows for the
                six-month periods ended June 30, 1995 and 1994                                       4

             Notes to condensed consolidated financial statements                                  5 & 6

             Management's discussion and analysis of the
                financial condition and results of operations                                      7 to 9



Part II - Other Information                                                                          10


Signature                                                                                            11

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                   JUNE 30,                  DECEMBER 31,
                                                                                     1995                        1994
                                                                                ------------               ------------------
                                       ASSETS
Current assets:
   Cash                                                                          $  109,053                     $  329,885
   Accounts receivable                                                            1,610,142                      1,516,240
   Inventories                                                                      394,318                        405,008
   Prepaid expenses and other current assets                                         79,533                         51,124
   Refundable income taxes                                                          123,447                          -
   Deferred income taxes                                                              7,769                          7,769
                                                                                 ----------                     ----------

               Total current assets                                               2,324,262                      2,310,026

Property and equipment, net                                                       2,085,595                      2,138,117
Intangible assets, at cost, net                                                      57,413                         79,143
Goodwill                                                                          2,776,626                      2,703,776
Deferred charges                                                                    125,000                          -
                                                                                  ---------                     ----------

               Total assets                                                      $7,368,896                     $7,231,062
                                                                                  =========                      =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                                        $1,050,000                     $  250,000
   Due to officer                                                                   186,641                        366,641
   Current portion of long-term debt                                                164,887                        187,424
   Accounts payable and accrued expenses                                            544,564                        920,891
   Income taxes payable                                                               -                             89,368
                                                                                  ---------                     ----------

               Total current liabilities                                          1,946,092                      1,814,324

Long-term debt, less current portion                                              1,335,924                      1,399,034
Deferred income taxes                                                                67,124                         67,124
                                                                                  ---------                     ----------

               Total liabilities                                                  3,349,140                      3,280,482
                                                                                  ---------                     ----------
Minority interest                                                                   768,602                        852,267
                                                                                  ---------                     ----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000
      shares authorized, none issued                                                  -                              -
   Common stock, $.01 par value; 100,000,000 shares
      authorized, 6,437,348 and 6,229,148 shares issued                              64,373                         62,291
   Capital in excess of par value                                                 6,765,060                      6,483,142
   Accumulated deficit                                                           (3,179,610)                    (3,048,451)
                                                                                  ---------                      ---------
                                                                                  3,649,823                      3,496,982
   Less treasury stock, at cost                                                  (  398,669)                    (  398,669)
                                                                                  ---------                      ---------

         Net shareholders' equity                                                 3,251,154                      3,098,313
                                                                                  ---------                      ---------

         Total liabilities and shareholders' equity                              $7,368,896                     $7,231,062
                                                                                  =========                      =========

See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)




                                                   THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                                       JUNE 30,                                           JUNE 30,
                                               1995              1994                          1995                      1994
                                           ------------       -----------                   ------------             ------------
Net sales                                       $1,957,119           $3,046,044               $3,836,534              $5,369,282
                                                 ---------            ---------                ---------               ---------


Costs and expenses:
   Cost of sales                                 1,291,188             1,768,057               2,424,610               3,029,542
   Selling and administrative                      723,078               781,370               1,433,367               1,628,937
   Depreciation and amortization                   106,994               108,586                 213,400                 185,656
                                                 ---------             ---------               ---------               ---------

                                                 2,121,260             2,658,013               4,071,377               4,844,135
                                                 ---------             ---------               ---------               ---------

Income (loss) from operations                  (   164,141)              388,031             (   234,843)                525,147

Interest expense (net)                         (    52,275)          (    60,109)            (    86,669)            (   116,901)
                                                ----------            ----------              ----------               ---------
Income (loss) before provision
   (credit) for income taxes                   (   216,416)              327,922             (   321,512)                408,246

Provision (credit) for income taxes            (    53,688)              150,300             (   106,688)                200,000
                                                ----------             ---------               ---------               ---------
Income (loss) before
   minority interest                           (   162,728)              177,622             (   214,824)                208,246

Minority interest                                   57,372           (    97,626)                 83,665             (   131,494)
                                                ----------            ----------              ----------               ---------

Net income (loss)                              ($  105,356)          $    79,996             ($  131,159)            $    76,752
                                                ==========            ==========               =========              ==========

Net income (loss) per share,
   primary and fully diluted                   ($      .02)          $       .01             ($      .02)            $       .01
                                             =============          ============            ============            ============

Weighted average number of
   common shares outstanding                     6,163,361             5,955,348               6,127,295               5,955,348
                                                 =========             =========               =========               =========




See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                   1995                 1994
                                                                                                ---------             ---------
                                      INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                                            ($131,159)            $ 76,752
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                                               213,400              217,172
      Amortization of deferred charges                                                             25,000                -
      Minority interest                                                                         (  83,665)             131,494
      Noncash expenses, officer's compensation and interest                                        25,799                -
      (Increase) decrease in operating assets:
         Accounts receivable                                                                    (  93,902)             195,624
         Inventories                                                                               10,690          (    33,120)
         Prepaid expenses and other current assets                                              (  28,409)              30,336
         Refundable income taxes                                                                ( 123,447)              37,290
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                                  ( 376,327)         (    27,091)
         Customer advances                                                                          -              (    39,855)
         Income taxes payable                                                                   (  89,368)             148,710
                                                                                                  -------              -------

               Net cash provided by (used in) operating activities                              ( 651,388)             737,312
                                                                                                  -------              -------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                                    ( 103,797)         (    75,833)
                                                                                                  -------              -------

               Net cash (used in) investing activities                                          ( 103,797)         (    75,833)
                                                                                                  -------              -------

Cash flows from financing activities:
   Decrease in cash overdraft                                                                       -              (   298,611)
   Net borrowings (repayments) of short-term obligations                                          800,000          (   214,888)
   Repayments of long-term debt                                                                 (  85,647)         (    63,861)
   Repayments of amounts due officer                                                            ( 180,000)         (    88,520)
                                                                                                  -------              -------

               Net cash provided by (used in) financing activities                                534,353          (   665,880)
                                                                                                  -------              -------

Net (decrease) in cash                                                                          ( 220,832)         (     4,401)

Cash at beginning of period                                                                       329,885               23,344
                                                                                                  -------              -------

Cash at end of period                                                                            $109,053             $ 18,943
                                                                                                  =======              =======


                        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                                      $ 78,369          $    88,787
                                                                                               ----------           ----------
   Income taxes                                                                                  $113,345          $    14,000
                                                                                                ---------           ----------


See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2.     Inventories consisted of the following:

                                                                               June 30,       December 31,
                                                                                1995            1994
                                                                             ----------   ----------------
       Raw materials                                                           $247,579        $247,520
       Work-in-process                                                           27,806          45,906
       Finished goods                                                           118,933         111,582
                                                                                -------         -------

                                                                               $394,318        $405,008
                                                                                =======         =======

3.     Other Assets

       Investment in CECO Filters, Inc.

       Pursuant to a Stock Exchange Agreement dated May 30, 1992, between the Company and IntroTech Investments, Inc. ("IntroTech"), a privately-held Ontario corporation, the Company exchanged 1,666,666 newly issued shares of its common stock for 1,666,666 shares of CECO Filters, Inc. ("CECO") owned by IntroTech. CECO is a Delaware corporation engaged in the pollution controls industry. It is a manufacturer of industrial air filters, with its corporate headquarters located in Conshohocken, Pennsylvania. The 1,666,666 shares of CECO common stock acquired by the Company are restricted. Those shares represented 24.51% of the outstanding shares of common stock of CECO.

       During 1993 and 1994, the Company exchanged 2,091,764 and 263,800 additional shares, respectively, of its common stock for 2,091,764 and 263,800 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 20,100 shares of CECO's common stock from unrelated third parties. During the six months ended June 30, 1995, the Company exchanged 108,200 shares of its common stock for 108,200 shares of CECO's common stock with unrelated third parties. As of June 30, 1995, the Company owned 61% of CECO's common stock.

       Summarized financial information of CECO as of and for the six months ended June 30, 1995, is as follows:

               Financial position:
                  Working capital                                        $      512,879
                                                                              =========
                  Total assets                                           $    4,717,412
                                                                              =========
                  Net shareholders' equity                               $    1,560,913
                                                                              =========

               Results of operations:
                  Net sales                                              $    3,836,534
                                                                              =========
                  Loss before income taxes                              ($      317,333)
                                                                              =========
                  Net loss                                              ($      210,645)
                                                                              =========

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 (unaudited)





4.     Other Matters

       The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which will, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. The option price will be reduced to $2.25 per share if such options are exercised on or prior to December 31, 1995. In addition, the Company issued 100,000 shares of its common stock to the consultant. The aforementioned stock options and common stock were valued by an independent third party to have an aggregate value of $150,000 on April 1, 1995, such amount being recorded as a deferred charge to be amortized over the term of the consulting agreement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position decreased from $329,885 at December 31, 1994 to $109,053 at June 30, 1995. This decrease of $220,832 is attributable principally to the use of cash in operating activities of $651,388 during the six months ended June 30, 1995 as compared to the same period in 1994 when the Company generated cash of $737,312 from its consolidated operating activities. The timing of sales orders and shipments can heavily affect cash provided by or used in operations. The Company increased its borrowings under its line of credit by $800,000 during the six months ended June 30, 1995 to $1,050,000. CECO maintains a $1,250,000 line of credit with a commercial bank. The credit facility is available for working capital needs, investment activities and other general corporate needs. During the six months ended June 30, 1995, the Company also repaid $180,000 of the amount due to officer.

The Company's current ratio declined slightly from 1.27 on December 31, 1994 to
1.19 on June 30, 1995.

Expenditures for property and equipment amounted to $103,797 for the six months ended June 30, 1995. The Company intends to continue to invest in capital equipment to support continued growth.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

Prior to July 1, 1994, the Company's operating expenses had been funded by Phillip DeZwirek for the past several years. After July 1, 1994, the Company's operating expenses have been funded by the revenue earned from its consulting agreement with CECO and other consulting revenue.

As of March 31, 1995, the Company owed Mr. DeZwirek an aggregate of $186,641 (including interest) on account of advances from Mr. DeZwirek. All advances from Mr. DeZwirek are repayable on demand, though Mr. DeZwirek has advised the Company that he has no present intention of demanding repayment for at least one year. However, the Company will continue to repay such advances to Mr. DeZwirek if there are sufficient funds available for repayment. Mr. DeZwirek has also advised the Company that he intends to continue to make advances to the Company if needed during the current fiscal year.

The Company and CECO have entered into a five year written management and consulting agreement, dated January 1, 1994, which became effective on July 1, 1994, pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December, 1998. Such revenue should be sufficient to cover the Company's general and administrative expenses and interest expense.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Results of Operations - The Company

The Company's consolidated statement of operations for the three-month and six-month periods ended June 30, 1995 and 1994 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Transactions not related to the operations of CECO were minimal, and included consulting, legal and accounting fees, as well as interest and stock issuance related expenses. Minority interest has been presented as a reduction in loss before minority interest, and accordingly, is representative of 39% of CECO's net loss for the six-month period ended June 30, 1995.



Results of Operations - CECO Filters, Inc.

Comparison of six months ended June 30, 1995 to six months ended June 30, 1994

Sales were approximately $3.8 million and $5.4 million for the six-month periods ended June 30, 1995 and 1994, respectively. This represents a decrease of 28.5%. The decrease in sales from 1994 to 1995 was attributable principally to less sales orders and lower sales backlog at the end of the year.

CECO's backlog of orders at August 1, 1995 was approximately $4,000,000 as compared to approximately $3,900,000 at August 1, 1994 and has increased from $1,500,000 at March 31, 1995. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of CECO's business depends on a multitude of factors that are out of the CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of middle men to sell a portion of its products.

CECO's overall cost of sales increased as a percentage of sales for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The increase can be attributed to increases in raw material costs, as well as higher costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $1,352,838 for the six-month period ended June 30, 1995 compared to $1,601,057 for the six-month period ended June 30, 1994, representing a reduction of $248,219 or 16%. A substantial portion of the selling and administrative expenses are fixed in nature.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations - CECO Filters, Inc. - Continued

Interest expense decreased during the six-month period ended June 30, 1995, when compared to the same period in 1994. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the six months ended June 30, 1995 compared to the previous year.

The credit for federal and state tax income taxes for the six-month period ended June 30, 1995 amounted to $106,688 compared to a provision for federal and state income taxes of $200,000 for the six-month period ended June 30, 1994.

CECO incurred a pre-tax loss of $317,333 for the six-month period ended June 30, 1995, as compared to pre-tax income of $495,756 for the six-month period ended June 30, 1994. This change is attributed primarily to the decrease in sales for the six-month period ended June 30, 1995 over the comparable period in 1994.


Comparison of three months ended June 30, 1995 to three months ended June 30,
1994

Sales were approximately $2 million and $3 million for the three-month periods ended June 30, 1995 and June 30, 1994, respectively. This represents a decrease of 35.7%. The decrease in sales from 1994 to 1995 was attributable principally to less sales orders and lower sales backlog at the end of the year.

CECO's overall cost of sales increased as a percentage of sales for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The increase can be attributed to increases in raw material, as well as higher costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $672,565 for the three month period ended June 30, 1995 compared to $785,646 for the three month period ended June 30, 1994, representing a reduction of $113,081 or 14%.

CECO paid the Company $60,000 during the three-month period ended June 30, 1995 in connection with its management and consulting agreement.

CECO incurred a pre-tax loss of $199,602 for the three-month period ended June 30, 1995, as compared to pre-tax income of $369,879 for the three-month period ended June 30, 1994. The change is attributed primarily to the decrease in sales for the three-month period ended June 30, 1995 over the comparable period in 1994.

Interest expense during the three-month period ended June 30, 1995, when compared to the same period in 1994 was approximately the same.

The credit for federal and state tax income taxes for the three month period ended June 30, 1995 amounted to $53,687 compared to a provision for federal and state income taxes of $150,300 for the three-month period ended June 30, 1994.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings
               There have been no changes since the Company's last report in
               Item 3, "Legal Proceedings" of Form 10-KSB for the year ended December 31, 1994.


Item 2.        Changes in Securities
               Not applicable


Item 3.        Defaults Upon Senior Securities
               Not applicable


Item 4.        Submission of Matters to Vote of Security Holders
               None


Item 5.        Other Information
               None


Item 6.        Exhibits and Reports on Form 8-K
               (a)  Exhibits - None
               (b)  Reports on Form 8-K - None

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CECO ENVIRONMENTAL CORP.



                                        Phillip DeZwirek
                                        ------------------------------------
                                        Phillip DeZwirek
                                        Chief Financial Officer
                                        Chief Executive Officer



Date:  August 10, 1995