Form 10QSB
period 1995-09-30
CECO ENVIRONMENTAL CORP
filed 1995-11-13
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   SEPTEMBER 30, 1995       Commission file number      0-7099
                   --------------------                             -----------


                           CECO ENVIRONMENTAL CORP.



             NEW YORK                                          13-2566064
------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA        MSG 1P7
------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          416-593-6543

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                             X  Yes         No
                                                            ----         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



Class: COMMON, PAR VALUE $.01 PER SHARE
OUTSTANDING at September 30, 1995 - 6,778,428 shares

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1995



                                     INDEX



Part I - Financial Information:
             Condensed consolidated balance sheet as of
                September 30, 1995 and December 31, 1994                                             2

             Condensed consolidated statement of operations
                for the three-month and nine-month periods ended
                September 30, 1995 and 1994                                                          3

             Condensed consolidated statement of cash flows for the
                nine-month periods ended September 30, 1995 and 1994                               4 & 5

             Notes to condensed consolidated financial statements                                  6 & 7

             Management's discussion and analysis of the
                financial condition and results of operations                                     8 to 10



Part II - Other Information                                                                          11


Signature                                                                                            12

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                      1995                      1994
                                                                -------------------    ------------------
                                    ASSETS
Current assets:
   Cash                                                              $  806,010             $  329,885
   Accounts receivable                                                1,123,629              1,516,240
   Inventories                                                          453,588                405,008
   Prepaid expenses and other current assets                             65,786                 51,124
   Refundable income taxes                                              184,750                  -
   Deferred income taxes                                                  7,769                  7,769
                                                                     ----------             ----------

               Total current assets                                   2,641,532              2,310,026

Property and equipment, net                                           2,032,042              2,138,117
Intangible assets, at cost, net                                         108,476                 79,143
Goodwill                                                              2,839,550              2,703,776
Deferred charges                                                        100,000                  -
                                                                     ----------             ----------

               Total assets                                          $7,721,600             $7,231,062
                                                                      =========             ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                            $  900,000             $  250,000
   Due to officer                                                         -                    366,641
   Current portion of long-term debt                                    164,887                187,424
   Accounts payable and accrued expenses                                546,648                920,891
   Income taxes payable                                                   -                     89,368
                                                                     ----------             ----------

               Total current liabilities                              1,611,535              1,814,324

Long-term debt, less current portion                                  1,291,867              1,399,034
Deferred income taxes                                                    67,124                 67,124
                                                                     ----------             ----------

               Total liabilities                                      2,970,526              3,280,482
                                                                     ----------             ----------
Minority interest                                                       685,511                852,267
                                                                     ----------             ----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000
      shares authorized, none issued                                      -                      -
   Common stock, $.01 par value; 100,000,000 shares
      authorized, 6,916,348 and 6,229,148 shares
      issued, respectively                                               69,163                 62,291
   Capital in excess of par value                                     7,713,395              6,483,142
   Accumulated deficit                                               (3,318,326)            (3,048,451)
                                                                     ----------             ----------
                                                                      4,464,232              3,496,982
   Less treasury stock, at cost                                        (398,669)              (398,669)
                                                                     ----------             ----------

         Net shareholders' equity                                     4,065,563              3,098,313
                                                                     ----------             ----------

         Total liabilities and shareholders' equity                  $7,721,600             $7,231,062
                                                                     ==========             ==========


See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)




                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                               1995              1994              1995             1994
                                           ------------       -----------      ------------     ------------
Net sales                                    $1,627,425        $2,665,708        $5,463,959       $8,034,990
                                              ---------         ---------         ---------        ---------


Costs and expenses:
   Cost of sales                                953,132         1,471,909         3,377,742        4,501,451
   Selling and administrative                   819,069           739,372         2,252,436        2,368,309
   Depreciation and amortization                107,863           106,284           321,263          291,940
                                              ---------         ---------         ---------        ---------

                                              1,880,064         2,317,565         5,951,441        7,161,700
                                              ---------         ---------         ---------        ---------


Income (loss) from operations               (   252,639)          348,143       (   487,482)         873,290


Interest expense (net)                      (    48,809)     (     45,826)      (   135,478)     (   162,727)
                                             ----------        ----------         ---------        ---------


Income (loss) before provision
   (credit) for income taxes                (   301,448)          302,317       (   622,960)         710,563


Provision (credit) for income taxes         (    79,642)          100,000       (   186,330)         300,000
                                             ----------         ---------         ---------        ---------


Income (loss) before
   minority interest                        (   221,806)          202,317       (   436,630)         410,563


Minority interest                                83,091      (     63,383)          166,756      (   194,875)
                                             ----------        ----------         ---------        ---------


Net income (loss)                           ($  138,715)      $   138,934       ($  269,874)     $   215,688
                                              =========        ==========         =========       ==========


Net income (loss) per share,
   primary and fully diluted            ($          .02)    $         .02    ($         .04)   $         .04
                                          =============      ============      ============     ============


Weighted average number of
   common shares outstanding                  6,579,095         5,883,095         6,249,206        5,839,317
                                              =========         =========         =========        =========




See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   1995              1994
                                                                                 ---------         ---------

                         INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                             ($269,874)       $  215,688
   Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
      Depreciation and amortization                                                321,263           291,940
      Amortization of deferred charges                                              50,000             -
      Non-cash compensation, other                                                   -                25,000
      Non-cash expenses - officer's compensation and interest                       35,050             -
      Minority interest                                                          ( 166,756)          194,875
      (Increase) decrease in operating assets:
         Accounts receivable                                                       392,611           705,020
         Inventories                                                             (  48,580)           41,522
         Prepaid expenses                                                        (  14,663)           76,489
         Refundable income taxes                                                 ( 184,750)           37,290
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                   ( 374,243)      (   494,267)
         Customer advances                                                           -           (    29,315)
         Income taxes payable                                                    (  89,368)          106,710
                                                                                   -------         ---------

               Net cash provided by (used in) operating activities               ( 349,310)        1,170,952
                                                                                   -------         ---------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                     ( 138,220)      (   106,305)
                                                                                   -------         ---------

               Net cash (used in) investing activities                           ( 138,220)      (   106,305)
                                                                                   -------         ---------

Cash flows from financing activities:
   Decrease in cash overdraft                                                        -           (   264,061)
   Proceeds from issuance of stock                                                 810,000             -
   Proceeds from (reduction of) short-term obligations                             650,000       (   543,717)
   Repayments of long-term debt                                                  ( 129,704)      (   105,283)
   Net repayments of officer's loan                                              ( 366,641)      (   173,520)
                                                                                   -------         ---------

               Net cash provided by (used in) financing activities                 963,655       ( 1,086,581)
                                                                                   -------         ---------

Net increase (decrease) in cash                                                    476,125           (21,934)

Cash at beginning of period                                                        329,885            23,344
                                                                                   -------        ----------

Cash at end of period                                                             $806,010       $     1,410
                                                                                   =======        ==========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                          CONTINUED ON FOLLOWING PAGE

See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                  (unaudited)





                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   1995              1994
                                                                                 ---------         ---------
                                        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                                       $126,695          $134,614
                                                                                   -------           -------
   Income taxes                                                                   $ 21,480          $156,000
                                                                                   -------           -------





See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories consisted of the following:

                                               September 30,       December 31,
                                                  1995                1994
                                             ---------------      --------------
       Raw materials                             $299,678            $247,520
       Work-in-process                              -                  45,906
       Finished goods                             153,910             111,582
                                                  -------             -------

                                                 $453,588            $405,008
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

       During 1993 and 1994, the Company exchanged 2,112,864 and 263,800 additional shares, respectively, of its common stock for 2,112,864 and 263,800 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 20,100 shares of CECO's common stock from unrelated third parties. During the nine months ended September 30, 1995, the Company exchanged 227,200 shares of its common stock for 227,200 shares of CECO's common stock with unrelated third parties. As of September 30, 1995, the Company owned 63% of CECO's common stock.

       Summarized financial information of CECO as of and for the nine months ended September 30, 1995, is as follows:

               Financial position:
                  Working capital                        $  307,503
                                                          =========
                  Total assets                           $4,309,517
                                                          =========
                  Total shareholders' equity             $1,344,991
                                                          =========

               Results of operations:
                  Net sales                              $5,463,959
                                                          =========
                  Loss before income taxes              ($  612,897)
                                                          =========
                  Net loss                              ($  426,567)
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

       During the three-month period ended September 30, 1995, the consultant exercised options to acquire 360,000 shares of the Company's stock.

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS




Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position increased from $329,885 at December 31, 1994 to $806,010 at September 30, 1995. This increase of $476,125 includes $810,000 raised from the issuance of 360,000 shares of common stock related to the exercise of stock options, as well as $650,000 in net proceeds from the increase in CECO's bank line of credit. These increases were offset by cash used in operating activities of $349,310, additions to property and equipment and intangible assets of $138,220, repayments of long-term debt of $129,704, and net repayments of the officer's loan of $366,641.

The Company's current ratio increased from 1.27 on December 31, 1994 to 1.6 on September 30, 1995.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

Prior to July 1, 1994, the Company's operating expenses were funded by Phillip DeZwirek, Chief Executive Officer, for the past several years. Since July 1, 1994, the Company's operating expenses have been funded by the revenue earned from its consulting agreement with CECO and other consulting revenue. Funds which were advanced to the Company by Mr. DeZwirek were completely repaid as of September 30, 1995.

The Company and CECO have entered into a five year written management and consulting agreement, dated January 1, 1994, which became effective on July 1, 1994, pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December, 1998. Such revenue should be sufficient to cover the Company's general and administrative expenses.


Results of Operations - The Company

The Company's consolidated statement of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Transactions not related to the operations of CECO were minimal, and included consulting, legal and accounting fees, as well as interest. Minority interest has been presented as a reduction in loss before minority interest, and accordingly, is representative of 37% of CECO's net loss for the nine-month period ended September 30, 1995.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations - CECO Filters, Inc.

Comparison of nine months ended September 30, 1995 to nine months ended September 30, 1994

Sales were approximately $5.4 million and $8.0 million for the nine-month periods ended September 30, 1995 and 1994, respectively, a decrease of 32%. This decrease resulted from less sales orders and lower sales backlog at the end of 1994.

CECO's backlog of orders at September 30, 1995 was approximately $4.6 million as compared to approximately $3.7 million at September 30, 1994. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of CECO's business depends on a multitude of factors that are out of the CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of unaffiliated distributors to sell a portion of its products.

CECO's overall cost of sales increased as a percentage of sales for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The increase resulted from increases in raw material costs, as well as higher costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $2,125,361 for the nine-month period ended September 30, 1995 compared to $2,303,063 for the nine-month period ended September 30, 1994. A substantial portion of the selling and administrative expenses are fixed in nature.

CECO incurred management fees of $180,000 to the Company for the nine-month period ended September 30, 1995 compared to $120,000 for the nine-month period ended September 30, 1994 in connection with its management and consulting agreement.

Interest expense decreased during the nine-month period ended September 30, 1995, when compared to the same period in 1994. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the six months ended September 30, 1995 compared to the previous year.

CECO incurred a pre-tax loss of $612,897 for the nine-month period ended September 30, 1995, as compared to pre-tax income of $732,698 for the nine-month period ended September 30, 1994. This change resulted primarily from the decrease in sales for the nine-month period ended September 30, 1995 over the comparable period in 1994.

The credit for federal and state income taxes for the nine-month period ended September 30, 1995 amounted to $186,330 compared to a provision for federal and state income taxes of $300,000 for the nine-month period ended September 30, 1994.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Comparison of three months ended September 30, 1995 to three months ended September 30, 1994

Sales were approximately $1.6 million and $2.7 million for the three-month periods ended September 30, 1995 and September 30, 1994, respectively, a decrease of 38.9%. The decrease in sales from 1994 to 1995 resulted principally from less sales orders and lower sales backlog at the end of the 1994.

CECO's overall cost of sales increased as a percentage of sales for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. The increase resulted from increases in raw material costs, as well as higher costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $772,523 for the three-month period ended September 30, 1995 compared to $702,006 for the three-month period ended September 30, 1994, representing an increase of $70,517 or 10%. A substantial portion of the selling and administrative expenses are fixed in nature.

CECO incurred management fees of $60,000 during the three-month period ended September 30, 1995 compared to $120,000 for the three-month period ended September 30, 1994 in connection with its management and consulting agreement with the Company.

CECO incurred a pre-tax loss of $295,564 for the three-month period ended September 30, 1995, as compared to pre-tax income of $236,942 for the three-month period ended September 30, 1994. The change resulted primarily from the decrease in sales for the three-month period ended September 30, 1995 with the comparable period in 1994.

Interest expense during the three-month period ended September 30, 1995, when compared to the same period in 1994, was approximately the same.


The credit for federal and state tax income taxes for the three-month period ended September 30, 1995 amounted to $79,643 compared to a provision for federal and state income taxes of $150,300 for the three-month period ended September 30, 1994.

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



                                        CECO ENVIRONMENTAL CORP.

                                        Phillip DeZwirek
                                        -----------------------
                                        Phillip DeZwirek
                                        Chief Financial Officer
                                        Chief Executive Officer



Date:  October 31, 1995