Form 10KSB
period 1995-12-31
CECO ENVIRONMENTAL CORP
filed 1996-03-29
CIK 3197

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                Commission File No.  0-7099
ended December 31, 1995

                            CECO ENVIRONMENTAL CORP.
                 (Name of Small Business Issuer in Its Charter)


            New York                                   13-2566064
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

111 Elizabeth Street, Suite 600
Toronto, Ontario CANADA                             M5G 1P7
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (416) 593-6543

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.01 par value per share
                                (Title of Class)


     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No      .
     -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year:  $8,435,309

     Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 20, 1996): $13,330,281

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,040,148 shares of common stock, par value $0.01 per share, as of March 22, 1996.

Transitional Small Business Disclosure Format:  Yes      No   X
                                                    -----   -----

                                     PART I

Item 1. Business

Recent Developments

     CECO Environmental Corp. ("CEC" or the "Company") was incorporated in New York State in 1966. On August 29, 1985 CEC changed its name from "Alarm Products International, Inc." to "API Enterprises, Inc." Effective October 20, 1992, CEC changed its name to its present name "CECO Environmental Corp."

     On May 30, 1992, CEC acquired approximately 24.5% of the then issued and outstanding shares of CECO Filters, Inc. ("CECO") common stock from IntroTech Investments, Inc. ("IntroTech") pursuant to a Stock Exchange Agreement between CEC and IntroTech. CEC exchanged 8,333,333 shares of newly issued CEC common stock (which equals 1,666,666 shares of CEC common stock adjusted for the one for five reverse stock split effective October 20, 1992) for 1,666,666 shares of CECO it received from IntroTech. None of the shares of the Company's common stock issued in this private transaction have been registered under the Securities Act of 1933, as amended (the "Act"), nor have the CECO shares that the Company received in this transaction been registered under the Act. IntroTech is wholly-owned by an adult son of Phillip DeZwirek, Jason Louis DeZwirek. Jason DeZwirek became a director of the Company in February of 1994.

     Since May 1993, CEC has acquired additional shares of common stock of CECO, primarily through private exchanges of newly issued shares of its own common stock with non-U.S. persons. The exchanges of common stock of CECO for newly issued stock of CEC were effected on a one-for-one basis. As a result of the these transactions, the Company owns 4,354,330 shares of CECO common stock, representing 63.4% of CECO's outstanding common stock. The Company has no significant operations nor does it hold any significant assets other than CECO stock.

     The Company's Schedule 13D on file with the Securities and Exchange Commission ("SEC") with respect to the CECO stock that it owns states that the Company intends to purchase additional shares of CECO common stock if such additional shares become available at a price which the Company considers reasonable. Such purchases, if made, would be made through private transactions, including exchanges of the Company's common stock for CECO common stock, or open market stock purchases of CECO common stock.

     For a description of CECO's business and other information regarding CECO, see "CECO Filters, Inc." below.

     The Company entered into a non-exclusive financial consulting arrangement with two consultant for a term of eighteen (18) months (April 1, 1995 through September 30, 1996) to assist the Company develop and evaluate financial and business opportunities and to introduce the Company to financial institutions in the investment community, such as securities analysts, portfolio managers and market makers, in order to expand the Company's contacts in that community. The Company agreed to issue to the consultant, in consideration for its services, 100,000 restricted shares of common stock and an option to purchase 1,000,000 shares of common stock of the Company at $2.50 per share, which exercise price was reduced to $2.25 per share for any portion of the option that is exercised prior to December 31, 1995. The option will expire on April 30, 1996. The 100,000 restricted shares of common stock were issued to the consultant in 1995. In addition, the consultant exercised the option with respect to 400,000 shares at a price of $2.25 per share during the 1995 fiscal year. As of December 31, 1995, options for 600,000 shares remain outstanding. The shares subject to the option have been registered with the Securities and Exchange Commission.

CECO Filters, Inc.

     CECO Filters, Inc. ("CECO"), a Delaware corporation, is located in Conshohocken, Pennsylvania. Phillip DeZwirek, Chairman of the Board of Directors, the Chief Executive Officer, the Chief Financial Officer, and a controlling shareholder of the Company, is the Chairman of the Board of Directors of CECO. Mr. DeZwirek does not beneficially own any shares of capital stock of CECO other than through his beneficial ownership of shares of the Company.

     CECO is in the pollution controls industry. CECO manufactures and sells industrial air filters known as fiber bed mist eliminators. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated in a point source emission or otherwise. The principal functions which can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. CECO's filters are used by, among others, the printing, electronics and mining industries; metal refiners; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acid; electric generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators.

     CECO's filters are typically cylindrical in shape. The cylinder consists of inner and outer cylindrical cages, with filter material placed in the gap between the cages (usually two inches wide). Prior to insertion in the filter, raw filter material is placed in cylindrical molds and heated in an oven. Finished filter material segments are compressed in the gap between the cages. CECO also manufactures small vessels for holding its filters.

     CECO holds a US Patent for a device with the trade names of the N-SERT(R) and X-SERT(R) prefilter. This device is used to protect the filter's surface from becoming coated with insoluble solids. Field performance has demonstrated the effectiveness of this device. CECO also holds a patent for its N-ESTED(R) multiple-bed fiberbed TWIN-PAK filter, which permits an increase in filter surface area of 60% or more, thus decreasing energy consumption and improving collection efficiency. The device also permits the user to increase the capacity of the emission generating source without an energy or major modification penalty.

     The air filters typically are mounted vertically in a closed tank with an air inlet for dirty gas and an exhaust for clean flow. The air flow is directed in such a manner that it passes through the outside of the filter to the inside core, or vice versa. After being captured in the filter, liquid particulates drain from the filter that are collected for reuse or removed, as the case may be. Solid soluble particulates can be dissolved in water or other suitable solvents and drained from the filter. Insoluble particles can be removed only by gentle brushing or washing.

     CECO's filters range in size from 2 to 20 feet in height and are typically either 16 or 24 inches in diameter. The cages used in the company's filter assemblies may be stainless steel, carbon steel, titanium or fiberglass mesh. The filter material used in approximately 75% of CECO's filters is fiberglass, which may be purchased in various grades of fiber diameter and chemical resistance depending on the specific requirements of the customer. Filter material may also be made of polyester, polypropelene or ceramic materials. CECO's filters are manufactured with different levels of efficiency in the collectibility of particulates, depending on the requirements of the customer.

     Eventually, the filter material contained in CECO's filters will become saturated with insoluble solids or corroded and require replacement. The life of the filter material will be primarily dependent on the nature of the particles collected and the filtration atmosphere. Filter life generally ranges from 3 months to 15 years. The filters can be returned to CECO for replacement of the filter material, or can be replaced on-site by the customer. CECO sells replacement filter material segments with the trade name of SITE-PAK(R) for on-site installation by the customer and compressor kits to be used in connection with on-site replacement.

     A significant portion of CECO's business consists of the sale of replacement filter material segments for its filters and for filters made by other manufacturers. The replacement process for filters made by other manufacturers involves modification of the cages to permit the insertion of replacement segments. Once modification of the cage and replacement of filter material has been completed by CECO, subsequent replacement of the filter material can be made on-site by the customer.

     CECO's filters generally range in price from $500 to $8000, depending on the materials used in the filter and the size of the filter.

     In March 1992, CECO acquired substantially all of the assets (and certain specific liabilities) of Air Purator Corporation, a Massachusetts corporation, through a wholly-owned subsidiary, Air Purator Corporation (formerly called A.P. Acquisition Corp.), a Delaware corporation ("APC").

     APC is engaged in the manufacture of patented specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC mainly sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators with which APC deals.
Products are uniformly priced for all purchasers through a published price list. APC's flagship product line is known in the field under the Huyglas(R) trade name. Huyglas is patented and is mainly used for high temperature (up to 550oF) service.

     APC is presently engaged in the development of additional products based on its patented technology. One of its sales personnel is designated as a "Product Champion" and is vigorously pursuing various applications outside of uses traditionally associated with such fabrics. Several new products are currently being tested, but APC is unable to predict whether these efforts will result in the successful development of marketable products.

     On October 1, 1992, CECO created a wholly-owned subsidiary, Compliance Systems International, a Delaware corporation ("CSI"), to pursue domestic and foreign environmental service markets and the sale of certain specialty equipment.

     CSI organized the Technology Council (the "Council"), a group of independent consultants that are available to CSI to assist on CSI's behalf, CSI's industrial and commercial clients with environmental control options including waste minimization. Members of the Council are consulted by CSI when a customer hires CSI to address a problem that CSI can not resolve and which falls within such Council member's particular expertise.

     In early 1993, CSI obtained exclusive rights to engineer, market and sell the patented Catenary Grid Scrubber(R). This device is designed for use with heat and mass transfer operations and particulate control. CSI designs complete systems centered around these devices.

     During 1995, two customers each comprised more than 10% of CECO's consolidated net sales. During 1994, one customer comprised more than 10% of CECO's consolidated net sales and during 1993, two customers each comprised
more than 10% of CECO's consolidated net sales.   Because the demand for CECO's
filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond CECO's control, CECO is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

     In the year ended December 31, 1995, CECO and its subsidiaries continued to develop additional market areas, including storage facility and turbine lube oil vent emission control and their related odor control, new dry particulate emission control and combination scrubber - fiber bed filter systems. CECO is also exploring combining its Catenary Grid Scrubber with dry collection for wet/dry system use.

     CECO is continuing to focus its efforts on specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than CECO. Accordingly, CECO has relied on its proprietary technology to establish itself in its existing markets. CECO has established relationships, on a commission basis, with independent sales representatives in five countries and continues to seek additional qualified representatives.

     CECO has not been materially impacted by existing government regulation, nor is CECO aware of any probable government regulation that would materially effect its operations. CECO's costs in complying with environmental laws has been negligible. During 1995 and 1994, CECO estimates that $17,484 and $43,720, respectively, has been expended on research and development programs. Such costs are generally included as factors in determining CECO's pricing procedures.

Suppliers

     CECO purchases all of its chemical grade fiberglass as needed from Schuller Corporation, which CECO believes is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, CECO believes that it could obtain such material from foreign suppliers on acceptable terms. CECO believes that there is sufficient supply of raw materials for the other components of its filters and does not anticipate any shortages in the near future.

     APC purchases its raw material from a variety of sources and does not anticipate any shortages in the near future. While CECO depends upon two suppliers for certain specialty items, including glass and chemicals, CECO believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to CECO.

Backlog

     As of March 15, 1996, CECO's backlog of orders was approximately $3,800,000, as compared to approximately $1,900,000 on March 15, 1995.

Competition and Marketing

     Monsanto Corporation is dominant in the fiber bed mist eliminator industry. Monsanto's financial resources are far greater than CECO's, and Monsanto can undertake much more extensive marketing and advertising programs than CECO. Certain other competitors also have greater financial resources than CECO.

     CECO competes by stressing its exclusive products, including SITE-PAK(R) segments that permit on-site filter media replacement capability and prefilters, its patented product that protects the surface of a fiber bed filter from becoming plugged with solids, and its patented multiple-bed fiberbed filters that dramatically increase the surface area of a filter. Also, CECO believes that it is the only U.S. manufacturer of fiber bed mist eliminators whose filter material can be replaced on-site by a customer. CECO believes it is price competitive within the market for filters with similar efficiency.

     Manufacturers of electrostatic precipitators and wet scrubbers may also be deemed to be in competition with CECO, since those devices are also effective in removing particulates from an air or another gas stream. While such devices may have higher operating costs than fiber bed mist eliminators, replacement of the component parts of such devices is rare as compared to fiber bed mist eliminators.

     CECO's subsidiaries each face substantial competition. APC and CSI each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Goretex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

     CECO's marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. CECO is also utilizing direct mail solicitation and selected advertising in trade journals and product guides and trade shows and uses sales representatives located in the United States, Canada and overseas. The Company also uses six full-time employees, called Sales Directors, in its marketing efforts.

Employees

     As of March 22, 1996, the Company did not have any full-time employees. CECO and its subsidiaries had 42 full-time employees as of March 15, 1996. In addition, CECO utilizes the services of one full-time consultant. CECO's consultant, Mr. Lazarus Thomaides, has worked with air-cleaning and filtration equipment for over thirty years. He has been involved in the design and maintenance of fiber bed mist eliminator systems at CECO (and its predecessors) and with Clermont Engineering since 1974. Mr. Thomaides has a B.S. degree in chemical engineering from Syracuse University. None of CECO's employees is currently unionized and CECO considers its relationship with its employees to be satisfactory.

Key Employee

     CECO's operations to date have been largely dependent on the efforts of its President, Dr. Steven I. Taub. The loss to CECO of Dr. Taub would have a material adverse effect upon the operations of CECO. CECO has obtained key man life insurance in face amount of $2 million on the life of Dr. Taub in an effort to reduce, to the extent possible, the immediate adverse economic impact to its business that would occur if it were to lose the services of Dr. Taub.

Product Liability Insurance

     As of October, 1989 CECO obtained product liability insurance covering its products. The policy excludes environmental liability.

Patents

     CECO currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. CECO also holds a patent on its N-ESTED(R) multiple bed fiberbed filter. APC holds two patents on the Huyglas material and CSI holds an exclusive world-wide license to the patent on the Catenary Grid Scrubber plus a new patent on the Narrow Gap Venturi Scrubber. There is no assurance that measurable revenues will accrue to CECO or its subsidiaries as a result of their patents. However, the prefilters, multiple bed units and Huyglas material have contributed to CECO's performance during 1995.


                              DEVELOPMENT OF CECO


     CECO was incorporated on July 25, 1985. CECO commenced operations in August 1985 when it acquired substantially all of the fixed and intangible assets and the business (but did not assume any liabilities, except with respect to bona fide purchase orders) of CECO Filters, Inc., a Pennsylvania corporation ("CECO-PA"), which was not affiliated with CECO or its founders.

     Prior to the sale of its assets to CECO, CECO-PA was also engaged in the manufacture and sale of fiber bed mist eliminators, and many customers of CECO-PA have remained customers of CECO. CECO-PA and its predecessors were engaged in the business of manufacturing fiber bed mist eliminators for over ten years prior to the sale of certain of CECO-PA's assets to CECO in August 1985. CECO believes that neither CECO-PA nor its immediate predecessor is currently engaged in the manufacture or sale of fiber bed mist eliminators. In connection with the sale of the business of CECO-PA, CECO-PA and its principal shareholder covenanted not to compete with the business of CECO, however, that covenant not to compete expired in August 1988.

Proposed Merger with Ceco Environmental Corp.

     On January 8, 1992, CECO announced that it intended to merge into the Company. As contemplated, CECO's shareholders would have exchanged their shares on a one-for-one basis, which would have given them ownership of approximately 75% of the merged entity. Mr. DeZwirek is the President and Chairman of the Board of CEC and directly or indirectly owns approximately 37.47% of its stock. On February 4, 1993, CECO announced that the proposed merger was indefinitely postponed and that CEC intended to acquire more than 50% of CECO through private transactions and stock purchases. As of March 15, 1996, CEC owned 4,354,330 shares of CECO's common stock, equivalent to 63.4% of CECO's outstanding common stock.

Acquisition of Assets

     Pursuant to an Agreement of Purchase and Sale of Assets dated as of March 10, 1992, CECO, through a wholly-owned subsidiary formed specifically for the purpose of effectuating the acquisition, purchased substantially all of the assets (and assumed certain specific liabilities) of Air Purator Corporation, a Massachusetts corporation specializing in the manufacture of a coated needled fiberglass fabric, used in air pollution control devices and other applications. The total purchase price was $482,826 of which $382,826 was paid by cash and the rest by a two-year promissory note in the principal amount of $100,000 with interest thereon at a rate of 10% per annum. In December 1992, CECO redeemed the note in exchange for 66,667 shares of common stock. APC is a Delaware corporation and is qualified to do business in Massachusetts.

     For over 10 years prior to the transaction with APC, Air Purator Corporation was engaged in the manufacture and sale of specialty needled fabric material with the Huyglas trade name.

Creation of New Subsidiary

     Effective October 1, 1992, CECO formed a wholly-owned subsidiary, Compliance Systems International, Inc., a Delaware corporation to pursue domestic and foreign environmental service markets. CECO's initial investment in CSI consisted only of short term working capital loans. CSI is based in San Diego and is qualified to do business in the State of California under the name CECO Systems International, Inc. CSI also has an office located at CECO's headquarters.

     CSI acquired the exclusive patent rights to the Catenary Grid Scrubber from Mr. Kenneth Schifftner, its inventor who is also a CSI employee. These rights pertain to all market areas. Prior to this, the Catenary Grid Scrubber was engineered, marketed and sold by the Otto York Company, a subsidiary of Raytheon Corporation.

     CECO believes that neither Air Purator Corporation nor Otto York Company is engaged in the manufacture of similar devices or products to those it acquired from them.

Investment by CECO in the Company

     On May 26, 1993, CECO purchased 100,000 shares of newly issued CEC Common Stock for $2.80 per share or $280,000 in the aggregate. The market price for CEC stock closed at $4.00 per share at that date. The purchase price was paid for with $160,000 in cash, with the balance due on demand, without interest. The balance was paid in full during the first quarter of 1994. On the date of purchase CEC owned 52.1% of CECO's stock.

Background

     Through May 31, 1987 and for the five years prior thereto, substantially all of the Company's activities related to the manufacture and distribution of components for burglar and fire alarm systems. Effective May 31, 1987, the Company sold its alarm products business to API Electronics, Inc., a New York corporation ("Electronics"). Part of the consideration for the sale of the alarm products business consisted of a $550,000 principal amount ten-year ten percent (10%) convertible debenture of Electronics (the "Electronics Debenture") convertible at the option of the Company into 6.7 shares of Electronics common stock representing approximately 25% of Electronics' then outstanding common stock. The Company converted the Electronics Debenture on February 28, 1989. During June of 1993, the Company sold the 25% of Electronics' outstanding common stock it then owned to Phillip DeZwirek in satisfaction of $150,000 of the amounts owed by the Company to Mr. DeZwirek. The Electronics stock owned by CEC had a value of zero on CEC's books.

     Prior to April 7, 1993, the date the Company's interest in CECO became a majority interest, the Company's primary assets were minority interests in other entities. At December 31, 1992, the Company had minority investments in CECO, Electronics and Can-Med Technology Inc. (formerly Green Diamond Oil Corporation), a Canadian corporation ("Can-Med"). The Company's interests in Electronics (see above) and Can-Med were sold to Phillip DeZwirek during the fiscal year ended December 31, 1993 for $150,000 and $250,000, respectively, of the amounts owed to Mr. DeZwirek by the Company. The value of the Company's investment in Electronics and Can-Med had been written off during the fiscal year ended May 31, 1991.


Item 2.  Properties

     The Company maintains its offices in Toronto, Ontario at premises made available to them at no charge by Phillip DeZwirek, the Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and a controlling shareholder of the Company.

     On July 3, 1991, CECO entered into an agreement to purchase a plant facility in Conshohocken, Pennsylvania. The closing for such acquisition
occurred on October 28, 1991.   The cost of this facility, which includes real
property and manufacturing equipment, was $1,500,000. A tax free industrial development bond in the amount of $1,200,000 issued by the

Pennsylvania Economic Development Funding Authority (PEDFA) funded substantially the entire purchase price. The balance was funded on an interim basis from CECO's existing line of credit and existing cash. CECO received further funding from the Pennsylvania Industrial Development Authority (PIDA) in the form of a $405,000 loan at 3% for 15 years, the proceeds of which replaced CECO's short-term borrowings under its line of credit. The property is encumbered by a first and second mortgage to PEDFA and PIDA, respectively. On February 25, 1993 CECO refinanced its mortgage and replaced the PEDFA mortgage with a fourteen year commercial mortgage from CoreStates Bank at 8% through March 1, 1998 and thereafter at 3/4% over the Bank's prime rate.

     As part of the acquisition of APC, CECO entered into a one year renewable lease with BTR North America, Inc. for the premises formerly occupied by APC in Taunton, Massachusetts consisting of approximately 10,000 square feet at a rental of $47,500 for the year. On March 1, 1994, CECO exercised its option to renew the lease and acquired an additional 1,500 square feet which has raised the annual rental to $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will. ACP is currently negotiating with the landlord for a lease and anticipates entering into a new lease on similar terms to its prior lease shortly.

     Until December 31, 1994, CECO was also party to a one year renewable lease dated October 1, 1992 for approximately 475 square feet at an annual rental of $4,800.00 for office space in California used by CSI. In January 1995, CECO moved into larger quarters in the same building and now occupies 1,418 square feet at an annual rental of $13,783.


Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Period Report on Form 10-KSB.

                                    PART II

Item 5. Market of the Registrant's Common Stock and Related Stockholder
        Matters.

     (a) The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ automated quotation system under the symbol CECE. The following table sets forth the range of bid prices for the common stock of the Company as reported in the NASDAQ system during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commissions to the broker-dealers. The bid prices do not reflect prices in actual transactions.


                CEC Common Stock - Bids                           CEC Common Stock - Bids
                -----------------------                           -----------------------
                High          Low                                 High          Low
                -----         ----                                -----         ----
   1994                                      1995
-----------                               -----------
1st Quarter     3.75          2.50           1st Quarter          2.50          1.75
2nd Quarter     3.125         1.875          2nd Quarter          4.50          2.50
3rd Quarter     2.875         2.00           3rd Quarter          5.626         3.875
4th Quarter     2.75          1.75           4th Quarter          4.438         2.938


1996
-----------

1st Quarter     4.00          2.75
(through March 15, 1996)


     (b) The approximate number of beneficial holders of common stock of the Company as of March 22, 1996 was 880.

     (c) The Company has paid no dividends during the fiscal year ended December 31, 1994 or the fiscal year ended December 31, 1995. The Company does not expect to pay dividends in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation.

Financial Condition, Liquidity and Capital Resources

The Company's cash position increased from $329,885 on December 31, 1994 to $1,043,011 on December 31, 1995. This net increase of $713,126 is attributed principally to the proceeds of $900,000 from the issuance of the Company's common stock during 1995. Other factors influencing the net increase in cash were as follows:

      CECO's cash flows used in operating activities amounted to $61,034 during 1995. The most significant factor affecting this use of cash flows was the increase in CECO's inventories of $249,818 at December 31, 1995 compared to the previous year end. The increase in inventories was the result of the increase in the number of sales orders during the latter half of 1995 and the anticipated increase in production expected for 1996. Other factors affecting the use of cash flows in operating activities was the increase in CECO's accounts receivable of $340,301 compared to the previous year resulting primarily from an increase of approximately 35% of fourth quarter sales in 1995 compared to the same period in 1994. This was partially offset by the increase in accounts payable of $245,115, substantially most of which were the result of the increase in CECO's inventories.

      Cash flows used in investing activities of $184,929 was primarily the result of CECO's additional acquisitions of equipment during 1995. Expenditures for property and equipment by CECO amounted to $168,059 for the year ended December 31, 1995, such expenditures relating to product design equipment, computer hardware and software upgrades, and plant renovations. CECO intends to continue to invest in capital equipment to support continued growth.

      The Company's financing activities provided $959,089 of cash, including the $900,000 described previously, and an increase in borrowings on CECO's bank line of credit of $600,000, offset by $174,270 of payments under CECO's long-term debt arrangements. In addition, the Company repaid the entire balance of the officer's loan during 1995 amounting to $366,641.

The Company's current ratio improved from 1.27 on December 31, 1994 to 1.65 on December 31, 1995, primarily as the result of the Company's significant increase in consolidated cash flows.

The Company also improved its debt to equity ratio which was 1.3 at December 31, 1994 compared to 1.0 at December 31, 1995. This improvement was primarily the result of additional capital which the Company raised through the issuance of common stock during 1995.

CECO maintains a $1,250,000 line of credit with a commercial bank, of which $850,000 was outstanding as of December 31, 1995. This credit facility is available for working capital needs, investment activities and other general corporate needs.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during 1996.

Prior to July 1, 1994, the Company's operating expenses had been funded by Phillip DeZwirek for the past several years. After July 1, 1994, the Company's operating expenses have been funded by the revenue earned from its consulting agreement with CECO and, during 1994, with other consulting revenue and, during 1995, with proceeds from the sale of its stock.

Funds which were advanced to the Company by Mr. DeZwirek were completely repaid as of September 30, 1995.

The Company and CECO have entered into a five year written management and consulting agreement, dated January 1, 1994 which became effective on July 1, 1994, pursuant to which the Company provided management and financial consulting services to CECO for a monthly fee of $40,000 through December 31, 1994 and thereafter has continued and will continue to provide such services for a monthly fee of $20,000 through December 1998. Such revenue should be sufficient to cover the Company's general and administrative expenses.

The Company believes its consulting agreement with CECO should provide sufficient revenue to meet its general and administrative, and interest expenses. However, to the extent CECO is unable to pay such amounts, unless the Company generates revenue from other sources, none of which exist currently, the Company would have to borrow additional funds from Mr. DeZwirek.

Results of Operations - The Company

The Company's consolidated statement of operations for the years ended December 31, 1995 and 1994 reflect the operations of the Company consolidated with operations of CECO. As a result of a number of privately negotiated exchanges of shares of stock of CECO for shares of stock of the Company, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. During 1995, the Company earned consulting fees from CECO and continued to incur general and administrative and interest expenses. As of December 31, 1995, the Company owned approximately 63% of the outstanding stock of CECO. Minority interest on the consolidated statement of operations has been presented as a reduction in net loss.

The Company's consolidated net sales, including CECO's consolidated net sales, were $8,435,309 for the year ended December 31, 1995 and $10,327,441 for the year ended December 31, 1994, a decrease of 18.3%. During the year ended December 31, 1995 all of the Company's consolidated net sales were attributable to the operations of CECO. During 1994, $80,000 of consolidated net sales was attributable to consulting fees paid to the Company from an unaffiliated third party.

The Company incurred general and administrative expenses which were $163,032 for the year ended December 31, 1995 and $107,220 for the year ended December 31, 1994, excluding those expenses incurred by CECO that are reflected on the Company's consolidated statement of operations. Those expenses included accounting and legal fees, and fees relating to acquisition consulting and shareholder relations.

During 1995, the Company also incurred $8,800 of interest expense on account of advances made by Phillip DeZwirek, the Company's Chief Executive Officer and Chief Financial Officer and a major shareholder of the Company. Interest expense on advances made by Mr. DeZwirek was $28,115 for the year ended December 31, 1994.

The Company received $240,000 for each of the years ended December 31, 1995 and 1994 for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income (loss), revenues or expenses other than as a result of its investment in CECO. Except as described above, the Company does not engage in operations other than through its operating subsidiary CECO. See discussion of CECO herein.


Results of Operations - CECO

1995 As Compared to 1994

CECO's consolidated net sales decreased by $1,812,132, or 17.7% from $10,247,441 in 1994 compared to $8,435,309 in 1995 with the result that net income from operations decreased from $751,948 in 1994 to $52,595 in 1995. The share drop in sales resulted in a consolidated net loss of $71,241 as compared to consolidated net income of $317,946 in 1994. Set forth below is the change in strategy on which CECO has embarked to increase sales and net income:

      The decrease in consolidated net sales from 1994 to 1995 reflects the continuing competition that exists in CECO's traditional markets and CECO's limited success using commission agents with exclusive territories to sell its products and targeting customers primarily in the filter replacement and filter installation markets. Prior to 1995, CECO spread its sales efforts over a multitude of markets with limited focus to its marketing efforts.

      In the recognition that this approach was becoming increasingly unsuccessful in an increasingly competitive market place, as evidenced by declining sales, CECO has embarked on a reorganization of its marketing efforts and an expansion of its core businesses.

      During 1995 CECO has attempted to transform itself from being primarily a seller of filter replacements and filters installation through commission agents to a company providing ongoing environmental emission control services to remove particulates and other airborne emissions from the work place as well as its prior lines of business. The objective of this new focus on emission control is to attempt to become a service contractor who will first consult with its customers on their emission control needs, then enter into contracts pursuant to which it will design and install systems to remove particulates and other airborne emissions from the work place, and lastly establish a continuing relationship with the client in order to service and monitor the filtration system and, when necessary, modify the emission control system as the work environment changes. Such a business CECO's management believes will be more advantageous because it will allow CECO to have direct and continuous contact with its customers, allow CECO to provide a wider range of services, and allow for continuous revenues from monitoring and servicing. Moreover, CECO believes that such business will have higher profit margins than the filter installation and replacement businesses.

      CECO's plan, which it is in the process of implementing, is to target certain key industries such as the automotive, asphalt, semi-conductor, and other industries where the work place environments have (i) relatively similar particulate and other emission control problems because of the similar nature of the manufacturing processes used and
      (ii) an absence of effective particulate and other emission control strategies. CECO believes that its specialized knowledge and filtration technologies provide it with the opportunity to provide more effective solutions to these problems to the ones presently being supplied.

      In line with this new focus on specialized services to certain target industries, CECO has attempted to change its sales arrangement to one which allows it more closely to control its sales efforts and focus them on the service businesses it is attempting to cultivate. In line with this change, CECO has modified its relationship with all its commission agents. Previously commission agents received a commission for all sales in their territories. All these territory based arrangements were terminated. Since November, commission agents who have elected to continue to represent CECO only receive commissions with respect to sales that they have personally generated. In lieu of the largely commission agent sales force, CECO has hired six full-time sales directors. Each sales director has been designated to focus on a particular industry.
      This focus should allow the sales directors to acquire greater knowledge about his assigned industry and its technical problems and therefore enable such sales directors to sell CECO's services to these industries with more expertise and experience. There can be no assurance this approach will generate increased sales.

      During the transition period CECO's sales decreased but overall profitmargins, based on 1993 results, a year with similar sales volumes, increased. For example, in 1993 CECO's sales were $8,634,452 compared to 1995 sales of $8,435,309 and the 1993 loss from operations was $710 compared to 1995's operating income of $52,595. Although sales decreased by nearly $200,000 in 1995 over 1993, income rose by over $53,000 in 1995 over 1993.

      CECO's management believes that if CECO's sales can be increased to surpass levels achieved in 1994, profitability as a percentage of sales will also increase. Unfortunately, there is no assurance of this occurring. Although CECO re-focused its efforts on more defined markets, there are significant competitors present in these markets with long track records and market acceptance. CECO's management believes that CECO's technology and systems are superior to its competitors and hopes to be able to educate its target audience about CECO's advantages. CECO is in the early stages of this process and while CECO is unable to predict success, CECO's management expects steady improvement despite competitive pressure.

      One promising development is CECO's introduction of its PEEK PERFORMANCE(TM) monitoring system. With the use of CECO's proprietary PEEK PERFORMANCE(TM) system, the customer can monitor all the operational aspects of CECO's filtration equipment. In addition, CECO also can monitor the equipment from its offices via a modem installed at the customer's site. With this ability, CECO can advise its customer of changes in the performance of the filter system without an on-site visit. CECO introduced this system to a limited market late in the third quarter of 1995 and CECO now has one system on line. The software and system architecture is a CECO development.

CECO markets its products in the United States and Canada with company sales personnel and with independent industrial sales representatives. CECO markets its products through magazine advertising, direct mail, telemarketing, networking, trade shows, and other channels. Sales and marketing efforts were increased in 1995 compared with 1994 and 1993 by the addition of six Sales Directors. CECO also began to introduce the concept of target markets to its internal sales force. CECO plans to direct its internal sales personnel toward specifically target markets to which it will supply a high level of service with its customer service personnel and mobile technicians.

CECO's order backlog as of March 15, 1996 was approximately $3.8 million, which was about $2.2 million higher than its order backlog as of March 15, 1995.
This increase in backlog is
a result of structuring and defining specific target markets and having separate Sales Directors managing these target markets. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid changes in the demand for its products, decreases in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of commission salesmen and other third-parties to sell a significant portion of its products.

CECO's market scope is international. Most overseas orders are received from developed countries with some from less developed countries. CECO is represented by agents in five countries in addition to the United States. Orders from overseas sources increased in 1995 from 1994. Given that CECO is removed from its international markets, CECO finds it difficult to reasonably predict overseas growth rates for its products.

CECO had two customers representing 15% and 10% of sales respectively in 1995 compared to one customer representing 15% of sales in 1994. CECO is continuing its strategy to target more accounts with large dollar volume order potential. There can be no assurance that CECO will be successful in its attempts to increase order size or its market breadth.

CECO's cost of sales as a percentage of sales was relatively stable at 56.1% in 1995 compared to 55.9% in 1994. During 1995, permanent direct and indirect labor costs decreased by 16.1% (from $823,151 in 1994 to $690,990 in 1995) while sales decreased by 17.7% from 1994 to 1995.

CECO's selling and administrative expenses decreased from $3,190,216 in 1994 to $3,050,817 in 1995. A substantial portion of the selling and administrative expenses are fixed in nature as the largest variable expense in this category relates to sales commissions which amounted to approximately 3% of net sales in each year.

CECO entered into a management and consulting agreement with the Company which was made as of January 1, 1994, and became effective July 1, 1994. The Company owned approximately 63% of CECO's common stock as of March 15, 1996. The terms of the agreement required monthly fees of $40,000 from July 1994 through December 1994 and require monthly fees of $20,000 from January 1995 through December 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters.

CECO's depreciation and amortization expense increased by $24,444 from $332,190 in 1994 to $356,634 in 1995 principally due to the addition of equipment in 1995.

CECO's interest expense increased slightly from $173,034 in 1994 to $175,028 in 1995.

1994 As Compared to 1993


Consolidated net sales increased by $1,612,989, or 18.7% from $8,634,452 in 1993 compared to $10,247,441 in 1994. The significant factors attributable to this increase were the result of the following:

      Sales contributed from APC accounted for approximately 95% of the increase and sales contributed from CSI accounted for approximately 40% of the increase. However, sales of products by CECO declined during 1994 to reduce the consolidated sales increase by approximately 35%. This decline in sales of CECO's products is a result of the decrease in the number of sales orders. In general, CECO believes that the net increase in sales can be attributed to its increased marketing efforts and a receptive marketplace.

CECO's order backlog as of March 15, 1995 was approximately $1.6 million, which was about $0.6 million lower than its order backlog as of March 15, 1994. The reason for the lower order backlog is fewer orders for filters and scrubbers.

CECO's cost of sales as a percentage of sales decreased to 55.9% in 1994 from 59.6% in 1993. This 3.7% decrease was due primarily to decreased raw material costs. During 1994, permanent direct and indirect labor costs increased by
26.6 % (from $649,914 in 1993 to $823,151 in 1994) while sales increased by 18.7% from 1993 to 1994. This continued a trend from previous years. Production management, supervisory positions, engineering and sales positions were increased, while certain factory and clerical positions were eliminated. These changes were made as part of CECO's overall restructuring to strengthen management and accommodate anticipated growth. Direct labor was augmented with temporary labor on an as-needed basis.

CECO's selling and administrative expenses were virtually unchanged from $3,175,438 in 1993 to $3,190,216 in 1994. A substantial portion of the selling and administrative expenses are fixed in nature as the largest variable expense in this category relates to sales commissions which amounted to approximately 3% of net sales in each year.

CECO's depreciation and amortization expense increased by $25,259 from $306,931 in 1993 to $332,190 in 1994 principally due to the addition of equipment in 1994.

CECO's interest expense increased by $56,072 from $116,962 in 1993 to $173,034 in 1994. The increase in interest expense is a result of higher borrowing during 1995 and higher interest rates and fees associated with CECO's line of credit.

Discussion of Other Matters Affecting Results of Operations


Key factors that affect CECO's operations include raw material prices and changes in product mix resulting from market shifts. CECO believes that market trends are veering toward new uses for fiber bed filters, high efficiency filter fabric and scrubbers. Specifically, more traditional markets for fiber bed filters are growing much slower than in the recent past. CECO is constantly seeking new markets for its products to insure a more predictable and continuous demand and to make up for existing market satiation. APC's high temperature filter fabric constantly encounters new and aggressive competition from other products. We attribute APC's present growth to the recognition by the market that higher efficiency collection devices, especially for sub-micron particles, is required. CSI and CECO also are subject to intense technological and price competition.

CECO began to recognize that one significant factor effecting the growth rate of APC is that APC sells it high efficiency product to middle men who then convert the product to special customer specifications. The ultimate customer of APC is the middle man's customer. APC has set, as one of its goals, to learn more about its ultimate customers and deal more directly with them. This will help insure a more consistent order path and more direct involvement with the end customer's needs. Without this market approach, APC's sales will be subject to the sales efforts of independent suppliers with little or no interest in APC's or CECO's future growth and business potential.

CECO's replacement filter media business is subject to extreme competitive pressures. Although a significant portion of CECO's business is with replacement filter media, many of CECO's filters have an unlimited life, or at the very least, an unpredictably long life. Some of CECO's filter units must be replaced frequently. These units can become subject to competitive pressures and reduced pricing. Because of these factors, it is nearly impossible to predict the precise growth, or decline, in revenues and profits of the filter replacement business. However, it is our belief that as CECO places more of its products into the field, the likelihood is that the replacement business will increase, but there is no assurance of this occurring.

Based on these observations, CECO's operating results are subject to quarterly fluctuations as a result of the factors discussed above and other factors including, but not limited to, changes in the mix of products sold, the timing and success of new product introductions and the scheduling of orders by customers. CECO believes that its future quarterly operating results may also fluctuate as a result of a variety of factors, including pricing pressure in its more mature markets and products, growth of new market areas for CECO's products, and the growth and prosperity of its customers' businesses. Due to the cumulative effect of these factors on future operations, past performance is a limited indicator in assessing potential future performance.

CECO intends to concentrate its efforts on a few market segments that appear to be at an early stage of development. CECO anticipates that it may take several years to fully realize the market potential of these new business areas. There is always the possibility that the selected market segments will not develop as planned and that CECO may be forced to adjust its strategy, including marketing approach and product development, due to these unanticipated events. Should this occur, there can be no assurance that CECO will continue to grow.

Item 7.  Financial Statements

     The Company's Consolidated Financial Statements of CECO Environmental Corp. and Subsidiaries for Years Ended December 31, 1995 and 1994, and other data are presented on the following pages:

Cover Page

Table of Contents for the Years
Ended December 31, 1995 and 1994                                         F-1

Independent Auditor's Report                                             F-2
(Margolis & Company P.C.)

Consolidated Balance Sheet                                               F-3

Consolidated Statement of Operations                                     F-4

Consolidated Statement of Shareholders'                                  F-5
         Equity

Consolidated Statement of Cash Flows                                     F-6

Supplemental Disclosures of Cash                                         F-7
         Flow Information

Supplemental Disclosures of Non-Cash                                     F-7
         Investing and Financing Activities

Notes to Consolidated Financial Statements                               F-8
         for the Years Ended December 31, 1995,
         and 1994

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                              FOR THE YEARS ENDED
                           DECEMBER 31, 1995 AND 1994

                              TABLE OF CONTENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
           -------------------------------------------------------



                                                                PAGE
                                                               NUMBER
                                                               ------

Independent Auditor's Report                                     2


Consolidated Financial Statements:
        Balance sheet                                            3
        Operations                                               4
        Shareholders' equity                                     5
        Cash flows                                             6 & 7
        Notes to financial statements                         8 to 17

[LETTERHEAD OF MARGOLIS & COMPANY P.C.]



                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
CECO Environmental Corp. and Subsidiaries
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                    Margolis & Company P.C.
                                                    Certified Public Accountants




Bala Cynwyd, PA
January 26, 1996

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                  DECEMBER 31,
                                                                            1995               1994
                                                                       --------------     ------------

                                     ASSETS
Current assets:
  Cash                                                                     $1,043,011       $  329,885
  Accounts receivable                                                       1,856,541        1,516,240
  Inventories                                                                 654,826          405,008
  Prepaid expenses and other current assets                                    56,736           51,124
  Deferred income taxes                                                        20,889            7,769
                                                                          -----------      -----------

           Total current assets                                             3,632,003        2,310,026

Property and equipment, net                                                 2,019,631        2,138,117
Intangible assets, at cost, net                                                45,717           79,143
Goodwill, net of accumulated amortization of $178,233
   and $105,207, respectively                                               2,872,825        2,703,776
Deferred charges                                                               75,000            -
                                                                          -----------  ---------------

           Total assets                                                    $8,645,176       $7,231,062
                                                                            =========        =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                                                  $   850,000      $   250,000
  Due to officer                                                                -              366,641
  Current portion of long-term debt                                           173,393          187,424
  Current portion of capital lease obligation                                   4,838            -
  Accounts payable  and accrued expenses                                    1,166,006          920,891
  Income taxes payable                                                         10,745           89,368
                                                                          -----------       ----------

           Total current liabilities                                        2,204,982        1,814,324

Long-term debt, less current portion                                        1,238,795        1,399,034
Capital lease obligation, less current portion                                 14,955            -
Deferred income taxes                                                          19,888           67,124
                                                                          -----------      -----------

           Total liabilities                                                3,478,620        3,280,482
                                                                            ---------        ---------

Minority interest                                                             824,905          852,267
                                                                           ----------       ----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                    -                -
  Common stock, $.01 par value; 100,000,000
     shares authorized, 6,956,348 and 6,229,148
     shares issued, respectively                                               69,563           62,291
  Capital in excess of par value                                            7,767,945        6,483,142
  Accumulated deficit                                                      (3,097,188)      (3,048,451)
                                                                            ---------        ---------
                                                                            4,740,320        3,496,982
  Less treasury stock, at cost                                               (398,669)        (398,669)
                                                                           ----------       ----------

           Net shareholders' equity                                         4,341,651        3,098,313
                                                                            ---------        ---------

           Total liabilities and shareholders' equity                      $8,645,176       $7,231,062
                                                                            =========        =========

  The notes to consolidated financial statements are an integral part of the above statement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                               1995                1994
                                                                          -------------      --------------
Net sales                                                                    $8,435,309         $10,327,441
                                                                              ---------          ----------


Costs and expenses:
   Cost of sales                                                              4,735,263           5,733,087
   Selling and administrative                                                 3,213,849           3,297,436
   Depreciation and amortization                                                429,660             396,881
                                                                             ----------         -----------

                                                                              8,378,772           9,427,404
                                                                              ---------          ----------


Income from operations                                                           56,537             900,037


Interest expense                                                               (183,828)           (201,149)
                                                                             ----------          ----------


Income (loss) before income taxes (credit)                                     (127,291)            698,888


Income taxes (credit)                                                           (51,192)            260,968
                                                                            -----------          ----------


Income (loss) before minority interest                                          (76,099)            437,920


Minority interest in net (income) loss of
   consolidated subsidiary                                                       27,362            (137,784)
                                                                            -----------          ----------


Net income (loss)                                                              ($48,737)        $   300,136
                                                                            ===========          ==========


Net income (loss) per share, primary and fully diluted                            ($.01)        $       .05
                                                                            ===========          ==========


Weighted average number of common shares outstanding                          6,437,345           5,895,895
                                                                            ===========          ==========


  The notes to consolidated financial statements are an integral part of the above statement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                         COMMON            PAID-IN          ACCUMULATED           TREASURY
                                                          STOCK           CAPITAL             DEFICIT              STOCK
                                                        ---------        ---------     --------------------      -----------
                                                                                          <
Balance, December 31, 1993                              $59,553        $6,199,613           ($3,348,587)        ($398,669)

Net income for year ended
   December 31, 1994                                                                            300,136

Contribution of officer's services                                         35,000

3.8% acquisition of CECO Filters, Inc.
   common stock through issuance of
   263,800 shares of common stock                         2,638           223,629

Issuance of 10,000 shares of common
   stock in lieu of consulting fees                         100            24,900
                                                        -------       -----------       ---------------      ------------

Balance, December 31, 1994                               62,291         6,483,142            (3,048,451)         (398,669)

Net loss for year ended
   December 31, 1995                                                                            (48,737)

3.3% acquisition of CECO Filters, Inc.
   common stock through issuance of
   227,200 shares of common stock                         2,272           239,803

Issuance of 100,000 shares of common
   stock (and stock options) in lieu
   of consulting services                                 1,000           149,000

Exercise of stock options                                 4,000           896,000
                                                        -------        ----------      ----------------     -------------


                                                        $69,563        $7,767,945           ($3,097,188)        ($398,669)
                                                         ======         =========             =========           =======

  The notes to consolidated financial statements are an integral part of the above statement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                   YEAR ENDED
                                                                                   DECEMBER 31,
                                                                             1995             1994
                                                                          -----------      -----------
                          INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
  Net income (loss)                                                     ( $    48,737)     $   300,136
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Non-cash consulting fees                                                   75,000           25,000
    Depreciation and amortization                                             356,634          332,190
    Goodwill amortization                                                      73,026           64,692
    Deferred income taxes                                               (      60,356)           6,988
    Contribution of officer's services                                          -               35,000
    Minority interest                                                   (      27,362)         137,784
    (Increase) decrease in operating assets:
       Accounts receivable                                              (     340,301)       1,083,730
       Inventories                                                      (     249,818)  (       39,013)
       Prepaid expenses and other current assets                        (       5,612)          76,443
       Refundable income taxes                                                  -               37,290
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                  245,115   (      136,971)
       Accrued interest on officer's loan                                       -               28,115
       Customer advances                                                        -       (       39,855)
       Income taxes payable                                             (      78,623)          89,368
                                                                          -----------       ----------

           Net cash provided by
             (used in) operating activities                             (      61,034)       2,000,897
                                                                          -----------        ---------


Cash flows from investing activities:
  Additions to property and equipment                                   (     168,059)  (      156,058)
  Acquisitions of intangible assets                                     (      16,870)  (        4,405)
                                                                          -----------      -----------

           Net cash (used in) investing activities                      (     184,929)  (      160,463)
                                                                           ----------       ----------

                             CONTINUED ON NEXT PAGE

  The notes to consolidated financial statements are an integral part of the above statement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                                                                  YEAR ENDED
                                                                                  DECEMBER 31,
                                                                             1995             1994
                                                                          -----------      -----------
Cash flows from financing activities:
  Increase (decrease) in cash overdraft                                    $        -        ($298,611)
  Proceeds from issuance of common stock                                      900,000                -
  Net borrowings (repayments),
    short-term obligations                                                    600,000         (759,000)
  Repayments, note payable, bank                                                    -          (84,717)
  Proceeds from long-term debt                                                      -          120,436
  Repayments of long-term debt                                               (174,270)        (248,366)
  Net repayment of officer's loan                                            (366,641)        (263,635)
                                                                            ---------       ----------

           Net cash provided by (used in)
              financing activities                                            959,089       (1,533,893)
                                                                            ---------       ----------

Net increase in cash                                                          713,126          306,541

Cash at beginning of year                                                     329,885           23,344
                                                                            ---------       ----------

Cash at end of year                                                        $1,043,011      $   329,885
                                                                            =========       ==========



               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                $   171,435      $   173,134
                                                                           ----------       ----------
  Income taxes                                                            $   106,002      $   142,000
                                                                           ----------       ----------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company exchanged 227,200 and 263,800 shares of its common stock for 227,200 and 263,800 shares of CECO Filters, Inc. common stock with unrelated third parties in 1995 and 1994, respectively.

During 1995, CFI acquired $19,793 of equipment under a capital lease.




  The notes to consolidated financial statements are an integral part of the above statement.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




1.     Nature of Business and Summary of Significant Accounting Policies

       Nature of business - The principal business of the Company's subsidiaries is the manufacture and sale, primarily in the United States, of fiber bed mist eliminators to the chemical, printing, plating, power generation, food processing, waste incineration and textile industries.

       Principles of consolidation - The consolidated financial statements include the accounts of CECO Environmental Corp. (the "Company"), and CECO Filters, Inc. ("CFI"), a 63% owned subsidiary. The Company acquired its majority ownership in CFI in April 1993 (see Note 2). All intercompany balances and transactions have been eliminated.

       Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Inventories and revenue recognition - Inventories are valued at cost using the first-in, first-out (FIFO) method which does not exceed market. Revenue is recognized upon shipment of completed products.

       Property and equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation, for financial reporting purposes, is computed on the straight-line method based on the estimated useful lives of the assets.

       Intangible assets - Goodwill is being amortized on a straight-line basis over 40 years. The Company's policy is to continually monitor the recoverability of goodwill using a fair value approach. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years.

       Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $139,307 in 1995 and $72,432 in 1994.

       Research and development - Research and development costs are charged to expense as incurred. The amount charged was $17,484 and $43,720 for 1995 and 1994, respectively.

       Per share data - Per share data is computed using the weighted average number of shares outstanding during each period. The number of outstanding shares has been reduced by 137,920 shares of acquired treasury stock as of December 31, 1995 and 1994, respectively.

       Reclassifications - Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




1.     Nature of Business and Summary of Significant Accounting Policies -
       Continued

       Stock option plan - CFI accounts for its employee stock compensation plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. CFI did not incur any compensation expense related to its stock option plan during 1995 and 1994.

       Recently issued accounting standards - In October, 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB 25. CFI intends to continue to use the APB 25 method. Entities electing to remain with this method must make pro forma disclosures of net income
       (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company, as permitted under SFAS 123, will make such disclosures for all awards granted after December 31, 1994 in its 1996 annual financial statements.


2.     Investment in CFI/Goodwill

       Pursuant to a Stock Exchange Agreement dated May 30, 1992, between the Company and IntroTech Investments, Inc. ("IntroTech"), a privately-held Ontario corporation, the Company exchanged 1,666,666 newly issued shares of its common stock for 1,666,666 shares of CFI common stock owned by IntroTech. CFI is a publicly-held Delaware corporation. The 1,666,666 shares of CFI common stock acquired by the Company are restricted.
       Those shares represented 24.51% of the outstanding shares of common stock of CFI.

       During March 1993, the Company acquired 858,564 additional shares of CFI's common stock in exchange for newly issued shares of its own common stock, bringing the Company's holdings to 37.1% of CFI's common stock. Between April and December 1993, the Company acquired 1,254,300 more shares of CFI's common stock of which 1,233,200 shares were exchanged for newly issued shares of the Company's common stock and 21,100 shares were acquired for cash on the open market. During 1994 and 1995, respectively, the Company acquired 263,800 and 227,200 more shares of CFI's common stock in exchange for newly issued shares of the Company's common stock.

       The Company included CFI and its wholly-owned subsidiaries in its consolidated financial statements as of April 1993 when the Company's ownership of CFI's common stock exceeded 50%.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




3.     Financial Instruments

       Fair value of financial instruments:

       The fair values of current asset financial instruments, consisting of cash and accounts receivable and current liability financial instruments, consisting, of short-term obligations and accounts payable, are assumed to be equal to their reported carrying amounts. The fair values of noncurrent financial instruments are as follows:

                            1995                               1994
                   ------------------------          -------------------------
                   CARRYING       FAIR                CARRYING       FAIR
                    AMOUNT        VALUE                AMOUNT        VALUE
                   ---------      -----              ---------       -----
Long-term debt    $1,412,188     $1,392,349          $1,586,458     $1,566,079
                   =========      =========           =========      =========


Valuations for long-term debt are determined based on future payments discounted at current interest rates for similar obligations.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers.


4.     Inventories

       Inventories consisted of the following at December 31:

                                                       1995             1994
                                                    ---------        ---------
       Raw material                                  $514,489         $247,520
       Work-in-process                                  -               45,906
       Finished goods                                 140,337          111,582
                                                    ---------        ---------

                                                     $654,826         $405,008
                                                    =========        =========

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

5.     Property and Equipment

       Property and equipment consisted of the following at December 31:

                                                                               1995             1994
                                                                            ---------        ---------
       Land                                                                $  139,342       $  137,342
       Building                                                             1,662,908        1,637,786
       Machinery and equipment                                              1,488,539        1,325,809
                                                                            ---------        ---------
                                                                            3,288,789        3,100,937
       Less accumulated depreciation                                        1,269,158          962,820
                                                                            ---------        ---------

                                                                           $2,019,631       $2,138,117
                                                                            =========        =========

       Depreciation expense was $306,338 and $285,696 for 1995 and 1994, respectively. Machinery and equipment at December 31, 1995 included equipment acquired under a capital lease with a cost of $19,793 and accumulated depreciation of $3,959.


6.     Intangible Assets

       Intangible assets consisted of the following at December 31:

                                                                                1995           1994
                                                                             --------         --------
       Customer lists                                                      $   81,500        $  81,500
       Non-compete agreement                                                   62,500           62,500
       Patents                                                                 77,406           60,536
                                                                             --------         --------
                                                                              221,406          204,536
       Less accumulated amortization                                          175,689          125,393
                                                                              -------          -------

                                                                            $  45,717        $  79,143
                                                                             ========         ========

7.     Debt

       Short-term obligations consisted of the following at December 31:

                                                                               1995        1994
                                                                              --------    --------
       Note payable, bank, under line of credit.  CFI has a
        line of credit with a bank permitting borrowings of up
        to $1,250,000 with interest at the prime rate plus 1/4%
        (effective rate of 8.75% at December 31, 1995).  In
        addition to outstanding borrowings at December 31,
        1995, there was also a $150,000 standby letter of
        credit to the Pennsylvania Industrial Development
        Authority which was outstanding.                                      $850,000    $250,000
                                                                              ========    ========


       CFI is required to maintain compensating cash balances of 5% of the total line of credit offered, or is subject to additional fees.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



7.     Debt - Continued

       Long-term debt consisted of the following at December 31:

                                                                                 1995             1994
                                                                              -----------      -----------
       Mortgage note payable, bank, monthly installments of
         $10,149, including interest at 8% per annum through
         March 1, 1998 at which time the interest rate will be
         adjusted to a per annum rate equal to 3/4% in
         excess of the prime rate.  Remaining principal will
         be repaid in 110 equal monthly installments beginning
         April 1, 1998, plus interest.                                           $953,818       $  996,351

       Bank note, payable in equal monthly installments of
         $7,000 plus interest at 3/4% in excess of the prime
         rate, (effective rate of 9.25% at December 31, 1995)
         through March, 1996, at which time the remaining
         principal balance of $84,000 will be due                                 105,000          189,000

       Pennsylvania Industrial Development Authority,  payable
         in equal monthly installments of $2,797 including interest at 3% per annum, through May, 2007, secured by a
         second mortgage on land and building                                     324,102          347,559

       Delaware Valley Industrial Resource Center, payable in
         equal monthly installments of $834 through January,
         1996.  Non-interest bearing.                                                 834           10,834

       Delaware Valley Industrial Resource Center, payable in
         equal monthly installments of $489 including interest
         at 3% per annum, through February, 1997                                    6,715           12,288

       Delaware Valley Industrial Resource Center, payable in
         in equal monthly installments of $273 including
         interest at 3% per annum, through May, 1997                                4,540            7,630

       Delaware Valley Industrial Resource Center, payable in
         equal monthly installments of $131 including
         interest at 3% per annum, through April, 1997                              2,053            3,539

       Delaware Valley Industrial Resource Center, payable
         in equal monthly installments of $560 including
         interest at 3% per annum, through March, 1998.                            15,126           19,257
                                                                              -----------      -----------
                                                                                1,412,188        1,586,458
       Less current portion                                                       173,393          187,424
                                                                               ----------        ---------

                                                                               $1,238,795       $1,399,034
                                                                                =========        =========

                                      F-12

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



7.     Debt - Continued

       Maturities of all long-term debt over the next five years are estimated as follows:

                                1996                     $173,393
                                1997                      100,282
                                1998                       83,732
                                1999                       90,958
                                2000                       98,165

       CFI's property and equipment, accounts receivable, and inventories serve as collateral for its bank debt. The bank debt is also subject to financial covenants which require CFI to limit its leverage and maintain a minimum cash flow coverage.


8.     Capital Lease Obligations

       CFI acquired equipment under the provisions of a long-term lease.

       Future minimum lease payments under the capital lease are as follows:

                                1996                           $ 6,953
                                1997                             6,953
                                1998                             6,953
                                1999                             3,478
                                                               -------
                                                                24,337
          Less amount representing interest                      4,544
                                                               -------
          Present value of net minimum
            capital lease payments                              19,793

          Less current portion                                   4,838
                                                               -------

          Long-term portion                                    $14,955
                                                                ======


9.     Due to Officer

       These advances, bearing interest at 6% per annum and payable on demand to the Company's Chief Executive Officer, were repaid during 1995.


10.    Shareholders' Equity

       CFI maintains a stock option plan for its employees. Under the plan, options to purchase 500,000 shares of CFI's common stock may be granted at not less than 100% of the market price of the shares on the date of grant. Options are generally exercisable one year from the date of grant and expire between five and ten years of the date of grant.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


10.    Shareholders' Equity - Continued

       The status of the stock option plan for CECO Filters, Inc., the Company's subsidiary, is as follows:

                                                                                          AVERAGE OPTION
                                                               SHARES                    PRICE PER SHARE
                                                               ------                    ---------------
       Options granted:
         1988                                                  38,400                      $2.43
         1989                                                   6,200                       2.50
         1991                                                  39,250                        .95
         1992                                                  47,400                       1.90
         1993                                                  90,700                        .95
         1994                                                  89,800                       1.08
         1995                                                  85,500                       1.09

       Options exercised:
         1989                                                   1,000                       2.25

       Options terminated or expired:
         1989                                                     200
         1990                                                     200
         1993                                                  33,400
         1994                                                   2,150
         1995                                                   6,200

       Outstanding at year end:
         1994                                                 274,800
         1995                                                 354,100

       Available for grant:
         1994                                                 188,250
         1995                                                 102,750


11.    Sales to Major Customers

       During 1995, CFI had two customers representing 15% and 10%, respectively, of consolidated net sales. During 1994, CFI had sales to one major customer representing 15% of consolidated net sales.


12.    Employee Benefit Plans

       CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 15% of their annual compensation to the Plan. CFI matches 50% of the first 3% of employee contributions and 25% of the next 3% of employee contributions. Plan expense for the years ended December 31, 1995 and 1994 was $28,216 and $24,521, respectively.

       CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the Plan for 1995 or 1994.

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



13.    Rent

       CFI leases certain facilities on a year-to-year basis. CFI also has future annual minimum rental commitments under a noncancelable operating lease as follows:

                             1996                           $13,328
                             1997                            14,010
                             1998                             1,177

       Total rent expense under all operating leases for 1995 and 1994 was $66,363 and $72,209, respectively.



14.    Income Taxes

       Income taxes (benefit) consisted of the following at December 31:

                                                        1995            1994
                                                      ---------       ---------
       Current:
         Federal                                       ($15,118)       $195,325
         State                                           24,282          58,655
                                                         ------        --------
                                                          9,164         253,980
       Deferred                                         (60,356)          6,988
                                                         ------       ---------

                                                       ($51,192)       $260,968
                                                         ======         =======


       The provision (benefit) for income taxes differs from the statutory rate due to the following for the year ended December 31:


                                                                               1995            1994
                                                                             ---------       ---------
             Tax (benefit) at statutory rate                                  ($43,279)       $237,622
             Increase (decrease) in tax resulting from:
               Net operating loss deduction                                    (26,169)        (74,800)
               Surtax exemption                                                 10,629           -
               State tax, net of federal benefit                                16,026          38,712
               Change in tax versus book basis of assets                       (37,672)          -
               Permanent differences, principally goodwill                      35,803          21,995
               Nondeductible officer compensation                                -              11,900
               (Over) under accrual of prior years' taxes                       (6,331)         22,615
               Other                                                              (199)          2,924
                                                                              --------        --------
                                                                              ($51,192)       $260,968
                                                                               =======         =======

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


14.    Income Taxes - Continued

       Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:



                                                                  1995            1994
                                                                ---------       ---------

             Deferred tax asset:
               Inventory capitalization                         $  20,889       $   7,769
               Net operating loss carryforwards                   135,000         165,600
               Less valuation allowance                          (135,000)       (165,600)
                                                                  -------         -------
                                                                   20,889           7,769
             Deferred tax liability:
               Accelerated depreciation                            19,888          67,124
                                                                 --------        --------

             Net deferred tax liability                        $    1,001       $  59,355
                                                                =========        ========


       The Company has federal net operating loss carryforwards of approximately $337,015 which expire as follows:

                         DECEMBER 31,
                         -----------
                             2006                               $142,015
                             2008                                195,000


       The change in valuation allowance reflects current utilization of net operating loss carryforwards. A valuation allowance is provided since the utilization of tax benefits of net operating loss carryforwards is not assured.

       CECO Environmental Corp. and CFI each file separate federal income tax returns since the Company's ownership interest in CFI is not sufficient to allow for a consolidated federal income tax return. In addition, the federal net operating loss carryforwards are not available to offset taxable income of CFI.





15.    Related Party Transactions

       Effective January 1, 1994, the Company entered into a consulting agreement with CFI. The terms of the agreement require monthly fees by CFI of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CFI paid the Company $240,000 during each of the years ended December 31, 1995 and 1994. These fees have been eliminated in consolidation.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994





16.    Consulting Agreement

       The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which will, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. Options exercised on or prior to December 31, 1995 were exercisable at $2.25 per share. In addition, the Company issued 100,000 shares of its common stock to the consultant.

       The value of the options and shares issued, as determined by an unrelated third party, was $150,000, such amount being deferred and amortized over the eighteen-month period of the consulting agreement. Amortization of $75,000 was recorded during 1995.

       During the year ended December 31, 1995, the consultant exercised options to acquire 400,000 shares of the Company's common stock at an exercise price of $2.25 per share. As of December 31, 1995, options for 600,000 shares remain outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has had no changes in or disagreements with its independent accountants during the Company's two most recent fiscal years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following are the directors and executive officers of the Company.
The terms of all directors expire at the next annual meeting of shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name                  Age              Position
----                  ---              --------

Phillip DeZwirek      58           Chairman of the Board of Directors;
                                   Chief Executive Officer and Chief
                                   Financial Officer

Jason Louis DeZwirek  25           Director

Josephine Grivas      56           Director and Secretary


     The business backgrounds during the past five years of the Company's directors and officers are as follows:

     Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek's principal occupations during the past five years have been as President (since May 1982 until 1993) and Chairman of the Board of Digital Fusion Multimedia Corp. (formerly Akers Medical Technologies Limited and herein called "Digital Fusion") of Toronto Canada; Chairman of the Board and Vice President of CECO Filters, Inc., a Delaware corporation (since 1985); President of Can-Med (since
1990); and President and a director of Technapower (since August 1988). Mr. DeZwirek has also been involved in private investment activities for the past five years. Digital Fusion's common stock is traded over-the-counter on the NASDAQ Bulletin Board. CECO's common stock is listed on the Philadelphia Stock Exchange. CECO is a manufacturer and distributor of filters used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas streams. Technapower has no operations, but owns 75% of an operating subsidiary, Electronics. See Item 1 - Business.

     Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February, 1994, following the resignation of the then third director. Mr. DeZwirek's principal occupation since 1993 has been as the President of Digital Fusion, a company that adapts books and movies to the CD Rom medium. From 1992 until 1993, Mr. DeZwirek was the Chief Financial Officer of Missing Treasurers Productions, a television production company. From 1988 to 1992, Mr. DeZwirek was a student at Concordia University in Montreal, Quebec where he received a B.A. in philosophy.

     Josephine Grivas has been a director of the Company since February, 1991 and its Secretary since October, 1992. Ms. Grivas has been an administrative assistant for Phillip DeZwirek, Icarus Investment Corp. and other entities he controls since 1975. Ms. Grivas also is the Secretary and Treasurer and a director of Can-Med.

     During the fiscal year ended December 31, 1993, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors.

     Compliance with Section 16(a) of the Exchange Act. The Company is not aware of any persons who beneficially own or owned more than 10 percent of the outstanding common stock of the Company or any officer, director or other person subject to the requirements of Section 16 of the Securities Exchange Act of 1934 who, during the period covered by this Annual Report on Form 10-KSB, failed to file, or failed to file on a timely basis, any reports or forms required to be filed under said Section 16 or the rules and regulations promulgated thereunder.


Item 10.  Executive Compensation

     Neither the Company nor any of its subsidiaries paid, set aside or accrued any salary or other remuneration or bonus, or any amount pursuant to a profit-sharing, pension, retirement, deferred compensation or other similar plan, during its last fiscal year, to or for any of the Company's executive officers or directors.

     The directors of the Company received no consideration for serving in their capacity as directors of the Company. The Company has no annuity, pension or retirement plans.

Stock Options

     During the fiscal year ended December 31, 1995 the Company did not grant any stock options. The Company does not have any stock options currently outstanding.

     The following table summarizes the total compensation of the Chief Executive Officer of CECO Filters, Inc. for 1995 and the two previous years (the "Named Executive Officer"). There were no other executive officers of CECO Filters, Inc. who received compensation in excess of $100,000 for 1995.

SUMMARY COMPENSATION TABLE FOR CECO FILTERS, INC.:


Name/                      Annual Compensation            Long Term Compensation
Principal Position           Year     Salary    Other(1)       Options (#)
------------------           ----------------   --------  ----------------------
Steven I. Taub, Ph.D./       1995    $200,000   $36,200           75,000
President and
Chief Executive Officer      1994    $200,000   $20,399           75,000

                             1993    $200,000       -             75,000


     The following tables set forth information with respect to the Named Executive Officer concerning exercise of options on stock of CECO Filters, Inc. during the last fiscal year and unexercised options on stock of CECO Filters, Inc. held as of the end of the fiscal year.

OPTION/SAR GRANTS ON CECO FILTERS, INC.
FOR THE YEAR ENDED DECEMBER 31, 1995:


                       Number of      % of Total
                       Securities     Options/SARs
                       Underlying     Granted to     Exercise
                       Options/SARs   Employees in   or Base      Expiration
Name                   Granted (#)    Fiscal Year    ($/SH)          Date
----                   ------------   ------------   --------     ----------
Steven I.Taub, Ph.D.     75,000(2)        74.6%       $1.10    December 31, 2000

AGGREGATED OPTION/SAR ON CECO FILTERS, INC.
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1995
AND OPTION/SAR VALUES ON CECO FILTERS, INC. AS OF DECEMBER 31, 1995:



                      Shares               Number of Securities        Value of Unexercised
                     Acquired             Underlying Unexercised           In-the-Money
                        on       Value        Options/SARs                 Options/SARs
                     Exercise  Realized       at 12/31/95                   at 12/31/95
Name                    (#)      ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 --------  ------- -----------   -------------   -----------   -------------
Steven I. Taub, Ph.D.    0       0       225,000         75,000         $17,806            0




(1) Includes $12,931 as a car allowance and the balance as an IRA contribution and insurance premiums.
(2)  Not exercisable for one year from date of grant.

     Dr. Taub is presently negotiating a new employment agreement with CECO. Dr. Taub's previous employment agreement with CECO expired in 1990 and Dr. Taub has worked in the interim without an agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of February 28, 1996, and the percent of the class so owned by each such person.


                                      No. of Shares      % of Total CEC
        Name of                      of Common Stock     Common Shares
       Beneficial Owner              Beneficially Owned   Outstanding(1)
       ----------------------------  ------------------  ----------------

       Icarus Investment Corp.(2)
       111 Elizabeth St., Suite 600
       Toronto, Ontario M5G 1P7            1,334,360           19.0%

       Phillip DeZwirek(2),(3)
       111 Elizabeth St., Suite 600
       Toronto, Ontario M5G 1P7            1,339,857           19.0%

       IntroTech Investments, Inc.(4)
       195 Hillsdale Avenue East
       Toronto, Ontario M5S 1T4            1,598,666           22.7%

       Jason Louis DeZwirek(2),(4)
       195 Hillsdale Avenue East
       Toronto, Ontario M5S 1T4            2,933,026           41.7%


---------------
(1) Based upon 7,040,148 shares of common stock of the Company outstanding as of February 28, 1996.

(2) Icarus Investment Corp. ("Icarus") is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of CEC owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.

(3) Phillip DeZwirek is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of CEC.

(4) IntroTech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

     (b) Security Ownership of Management

     As of February 28, 1996, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:



          Name of                    Number of
         Beneficial                  Shares of          % of Total CEC
         Owner and                Common Stock          Common Shares
         Position Held          Beneficially Owned      Outstanding (5)
         --------------------  -------------------   ------------------
         Phillip DeZwirek
         Chief Financial
         Officer, Chief
         Executive Officer,
         Chairman of the
         Board of Directors          1,339,857(6)           19.0%

         Jason Louis DeZwirek
         Director                    2,933,026(7)           41.7%

         Josephine Grivas
         Director, Secretary          ---                    ---

         Officers and
         Directors as a
         group (3 persons)           2,938,523(6),(7)       41.7%




     (c) Changes in Control

     The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.



(5)  See Note 1 to the foregoing table.
(6)  See Notes 2 and 3 to the foregoing table.
(7)  See Notes 2 and 4 to the foregoing table.

Item 12.  Certain Relationships and Related Transactions

     Since January 1, 1995, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

     Phillip DeZwirek, from time to time, has advanced funds to the Company in order to provide it with working capital and in order to enable it to meet certain expenses. As of December 31, 1994, the Company owed Mr. DeZwirek an aggregate of $366,641 (including interest) on account of such advances. During the fiscal year ended December 31, 1995, Mr. DeZwirek advanced no additional funds to the Company and was repaid all amounts due him by the Company. All of such advances while outstanding to the Company accrued interest at the rate of 6%. (See: Management's Discussion and Analysis on Plan of Operation and Notes to Consolidated Financial Statements.)

     The Company and CECO have entered into a five (5) year written management and consulting agreement pursuant to which the Company provides management and financial consulting services to CECO. The Company advises CECO on corporate policies, strategic and financial planning, mergers and acquisitions, financing, long-term financial goals and growth plans and related matters.
This agreement was made as of January 1, 1994 and became effective as of July 1, 1994. Pursuant to this agreement CECO paid the Company management and financial consulting fees of $40,000 per month from July 1, 1994 through December 31, 1994 ($240,000 total), and paid $20,000 per month ($240,000 total)
for the 1995 fiscal year and thereafter, until the end of the term of the contract will pay the Company management and financial consulting fees of $20,000 per month. The consulting agreement with CECO terminates on December 31, 1998, and may be terminated earlier upon the bankruptcy or liquidation of CECO or the Company, by the non-bankrupt party. The consulting agreement may also be terminated upon the sale of substantially all of the assets of CECO or the merger of CECO into another company, in which event the Company is entitled to receive a severance fee of $240,000.


Item 13. Exhibits, Lists and Reports on Form 8-K

     (a)     Exhibits

     3(i) Articles of Incorporation (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

     3(ii) Bylaws (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

     4.1 Form of Warrant to be issued to broker-dealers and dealers in securities (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

     4.2 1987 CECO Filters, Inc. Key Employees and Key Personnel Stock Option Plan (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

     4.3 CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.1.1 Lease Agreement, dated December 2, 1985, between CECO and T & T Supply Company (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective August 12, 1987)

     10.1.2 Lease Amendment, dated November 13, 1986, between CECO and T & T Supply Company (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective August 12, 1987)

     10.1.3 Lease Amendment No. 2 dated January 4, 1989 between CECO and T & T Supply Company (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.3.1 Note, dated August 28, 1985, issued by CECO to Continental Bank, N.A. (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

     10.3.2 Note issued by CECO to Continental Bank, N.A. (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

     10.12 Lease dated April 18, 1990 between CECO and Bayshore Office Center (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.13 Stock Purchase Agreement dated as of March 27, 1991 between CECO and Michael Edge (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

    *10.14 Agreement of Sale dated July 2, 1991 between CECO and Bassett Properties, Inc.

   *10.14.1  Addendum to Agreement of Sale dated July 14, 1991

     *10.14.2  Second Addendum to Agreement of Sale dated July 23, 1991

     *10.15 Loan Agreement dated September 1, 1991 between CECO and Philadelphia Economic Development Financing Authority

     *10.16 Reimbursement Agreement dated September 1, 1991 between CECO and Philadelphia National Bank

     *10.17 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC")

     *10.18    Mortgage dated October 28, 1991 by CECO and MCIDC

     *10.19 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC

     *10.20    Acquisition Agreement dated October 28, 1991 between CECO and
               MCIDC

     *10.21 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc.

     *10.22    Agreement of Purchase and Sale of Assets dated as of March
               10, 1992 by and among A.P. Acquisition Corp., CECO, Air Purator Corporation and Vericon Corporation

     10.23 Stock Purchase Agreement dated as of December 23, 1991, between CECO, Steven I. Taub, Introtech Investments, Inc. and Trio Growth Trust (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.24 Promissory Note from Steven I. Taub to CECO in the amount of $83,334 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.25 Commercial Promissory Note dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

     10.26 Commercial-Industrial Mortgage dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

     10.27 Stock Sale Agreement, dated June 18, 1992, between Registrant and Phillip DeZwirek relating to Can-Med Technology, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

     10.28 Stock Sale Agreement, dated June 18, 1993, between Registrant and Phillip DeZwirek relating to API Electronics, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

     10.29 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

     10.30 Consulting Agreement, dated as of April 1, 1995 between the Company and Pioneer Capital Consulting Corp. (Incorporated by reference from the Company's Quarterly Report on 10-QSB for the quarter ended March 31, 1995)

     10.31   Consulting Agreement among the Company, Robert A. Lerman and John
             F. Ferraro, dated as of April 1, 1995, which agreement replaced
             Exhibit 10.30. (Incorporated by reference from the Company's Registration Statement on Form S-8 dated August 29, 1995)

     21 Subsidiaries of the Company (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

     27      Financial Data Schedule

________________________

* Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.



     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CECO ENVIRONMENTAL CORP.



                                    By: /s/ Phillip DeZwirek
                                        ---------------------
                                        Phillip DeZwirek,
                                        Chief Executive Officer
                                        Chief Financial Officer

                                    Dated:  March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive, Financial
     and Accounting Officer


/s/ Phillip DeZwirek                           March 28, 1996
---------------------------------
Phillip DeZwirek, Chairman of the
  Board and Director,
Principal Executive, Financial
  and Accounting Officer


/s/ Jason Louis DeZwirek                       March 28, 1996
---------------------------------
Jason Louis DeZwirek, Director


/s/ Josephine Grivas                           March 28, 1996
---------------------------------
Joseph Grivas, Director