Form 10QSB
period 1996-03-31
CECO ENVIRONMENTAL CORP
filed 1996-05-15
CIK 3197

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                 FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   MARCH 31, 1996     Commission file number       0-7099
                  ------------------                           ---------------


                           CECO ENVIRONMENTAL CORP.
- ------------------------------------------------------------------------------



          NEW YORK                                      13-2566064
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



  111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA     M5G 1P7
- ------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code    416-593-6543
                                                   -----------------




- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.




                                           X  Yes        No
                                          ----      ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
- ---------------------------------------
OUTSTANDING at March 31, 1996 7,040,108

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 1996




                                     INDEX



Part I - Financial Information:
             Condensed consolidated balance sheet as of
                March 31, 1996 and December 31, 1995                      2

             Condensed consolidated statement of operations
                for the three-month periods ended
                March 31, 1996 and 1995                                   3

             Condensed consolidated statement of cash flows for the
                three-month periods ended March 31, 1996 and 1995         4

             Notes to condensed consolidated financial statements         5 & 6

             Management's discussion and analysis of the
                financial condition and results of operations             7 & 8




Signature                                                                 9





- - 1 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (unaudited)

                                                                         MARCH 31,         DECEMBER 31,
                                                                            1996              1995
                                                                        ------------   ------------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                              $   634,221           $1,043,011
  Accounts receivable                                                      1,612,331            1,856,541
  Advances to officer                                                         20,000                -
  Inventories                                                                571,358              654,826
  Prepaid expenses and other current assets                                   74,065               56,736
  Deferred income taxes                                                       20,889               20,889
                                                                         -----------         ------------

          Total current assets                                             2,932,864            3,632,003

Marketable securities, available for sale                                    348,366                -
Property and equipment, net                                                1,963,910            2,019,631
Intangible assets, at cost, net                                               91,797               45,717
Goodwill                                                                   2,886,218            2,872,825
Deferred charges                                                              50,000               75,000
                                                                         -----------          -----------

          Total assets                                                    $8,273,155           $8,645,176
                                                                           =========            =========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                                                 $   850,000          $   850,000
  Current portion of long-term debt                                           88,860              173,393
  Current portion of capital lease obligation                                  4,838                4,838
  Accounts payable and accrued expenses                                      825,545            1,166,006
  Income taxes payable                                                         7,855               10,745
                                                                        ------------          -----------

          Total current liabilities                                        1,777,098            2,204,982

Long-term debt, less current portion                                       1,196,136            1,238,795
Capital lease obligation, less current portion                                13,216               14,955
Deferred income taxes                                                         19,888               19,888
                                                                         -----------          -----------

          Total liabilities                                                3,006,338            3,478,620
                                                                           ---------            ---------
Minority interest                                                            830,533              824,905
                                                                          ----------           ----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized, none issued                                             -                    -
  Common stock, $.01 par value; 100,000,000
    shares authorized, 7,040,148 and 6,956,348 shares
    issued, respectively                                                      70,401               69,563
  Capital in excess of par value                                           7,850,907            7,767,945
  Accumulated deficit                                                    ( 3,086,355)         ( 3,097,188)
                                                                           ---------            ---------
                                                                           4,834,953            4,740,320
  Less treasury stock, at cost                                          (    398,669)        (    398,669)
                                                                          ----------           ----------

      Net shareholders' equity                                             4,436,284            4,341,651
                                                                           ---------            ---------

      Total liabilities and shareholders' equity                          $8,273,155           $8,645,176
                                                                           =========            =========


See accompanying notes to condensed consolidated financial statements.





- - 2 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)





                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1996                1995
                                                                              ----------          ----------
Net sales                                                                     $2,150,657          $1,879,415
                                                                              ----------          -----------


Costs and expenses:
  Cost of sales                                                                1,140,322           1,133,422
  Selling and administrative                                                     803,072             710,289
  Depreciation and amortization                                                  137,344             106,406
                                                                              ----------          ----------

                                                                               2,080,738           1,950,117
                                                                               ---------           ---------


Income (loss) from operations                                                     69,919       (      70,702)


Interest expense                                                           (      43,459)      (      34,394)
                                                                             -----------         -----------


Income (loss) before provision (credit) for income taxes                          26,460        (    105,096)


Provision (credit) for income taxes                                               10,000       (      53,000)
                                                                             -----------         -----------


Income (loss) before minority interest                                            16,460       (      52,096)


Minority interest                                                         (        5,628)             26,293
                                                                            ------------         -----------


Net income (loss)                                                           $     10,832       ($     25,803)
                                                                             ===========         ===========


Net income (loss) per share, primary and fully diluted                      $       0.00        $      (0.00)
                                                                             =============       =============


Weighted average number of
  common above outstanding                                                     6,902,228           6,091,228
                                                                             ============       ============




See accompanying notes to condensed consolidated financial statements.






- - 3 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 1996                1995
                                                                              ------------         ---------
                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss)                                                            $    10,832       (  $ 25,803)
  Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                                   94,050            89,057
    Goodwill amortization                                                           18,294            17,349
    Amortization of deferred charges                                                25,000             -
    Contribution of officer's services                                               -                 8,750
    Minority interest                                                                5,628       (    26,293)
    (Increase) decrease in operating assets:
       Accounts receivable                                                         244,210           100,682
       Inventories                                                                  83,468       (   132,534)
       Prepaid expenses and other current assets                             (      17,329)      (    54,389)
       Refundable income taxes                                                       -           (    65,010)
    (Decrease) in operating liabilities:
       Accounts payable and accrued expenses                                 (     340,461)      (   201,509)
       Income taxes payable                                                  (       2,890)      (    89,368)
                                                                              ------------          --------

           Net cash provided by (used in) operating activities                     120,802       (   379,068)
                                                                                ----------           -------

Cash flows from investing activities:
  Investment in marketable securities                                        (     348,366)            -
  Additions to property and equipment and intangible assets                  (      32,296)      (    73,696)
  Advance to officer                                                         (      20,000)            -
                                                                               -----------       -------------

           Net cash (used in) investing activities                           (     400,662)      (    73,696)
                                                                                ----------          --------

Cash flows from financing activities:
  Proceeds from short-term obligations                                               -               450,000
  Net (repayments) of long-term debt and capital leases                      (     128,930)      (    42,390)
  Net (repayments) of officer's loan                                                 -           (   150,000)
                                                                               ------------          --------

           Net cash provided by (used in) financing activities               (     128,930)          257,610
                                                                                ----------           -------

Net (decrease) in cash                                                       (     408,790)      (   195,154)

Cash and cash equivalents at beginning of period                                 1,043,011           329,885
                                                                                 ---------           -------

Cash and cash equivalents at end of period                                     $   634,221          $134,731
                                                                                ==========          ========

                                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                                     $    43,459         $  34,394
                                                                                -----------         --------
  Income taxes                                                                 $    12,310         $ 108,595
                                                                                -----------         ---------

See accompanying notes to condensed consolidated financial statements.





- - 4 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



2.     Inventories consisted of the following:
                                                                              March 31,       December 31,
                                                                                1996              1995
                                                                           ------------       ------------
       Raw materials                                                           $339,535        $514,489
       Work-in-process                                                          132,289           -
       Finished goods                                                            99,534         140,337
                                                                               ---------       --------

                                                                               $571,358        $654,826
                                                                               ========        ========



3.     Other Assets
       ------------

       Investment in CECO Filters, Inc.
       --------------------------------


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

       During 1993 through 1995, the Company exchanged 2,582,764 additional shares, respectively, of its common stock for 2,582,764 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties. During the three months ended March 31, 1996, the Company exchanged 83,800 shares of its common stock for 83,800 shares of CECO's common stock with unrelated third parties. As of March 31, 1996, the Company owed 64% of CECO's common stock.


       Summarized financial information of CECO as of and for its three months ended March 31, 1996, is as follows:
               Financial position:
                  Working capital                                            $  633,135
                                                                             ==========
                  Total assets                                               $4,698,351
                                                                             ==========
                  Net shareholders' equity                                   $1,715,563
                                                                             ==========

               Results of operations:
                  Net sales                                                  $2,150,657
                                                                             ==========
                  Income before income taxes                                 $   25,246
                                                                             ==========
                  Net income                                                 $   15,246
                                                                             ==========





- - 5 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS - CONTINUED
                                 (unaudited)





4.     Other Matters

       The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which will, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. The option price was reduced to $2.25 per share for such options exercised on or prior to December 31, 1995. (During the year ended December 31, 1995, the consultant exercised options to acquire 400,000 shares of the Company's common stock at an exercise price of $2.25 per share). In addition, the Company issued 100,000 shares of its common stock to the consultant.





- - 6 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (unaudited)

Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash position decreased from $1,043,011 at December 31, 1995 to $634,211 at March 31, 1996. This decrease of $408,790 is attributable principally to the use of cash in investing activities of $400,662 during the three months ended March 31, 1996 as compared to the same period in 1995 when the Company used cash of $73,696 from its investing activities. The investments in marketable securities in 1996 are primarily in high yield bonds of major U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $1,250,000 line of credit with a commercial bank of which $850,000 was outstanding as of March 31, 1996.

The Company's current ratio was 1.65 both on December 31, 1995 and March 31,
1996.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

The Company and CECO have entered into a five year management and consulting agreement, dated January 1, 1994, which became effective on July 1, 1994, pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December, 1998. The Company believes its consulting agreement with CECO should provide sufficient revenue to meet its general and administrative, and interest expenses.


Results of Operations - The Company

The Company's consolidated statement of operations for the three-month periods ended March 31, 1996 and 1995 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Transactions not related to the operations of CECO were minimal, and included consulting, legal and accounting fees, as well as
interest and stock issuance related expenses.   As of March 31, 1996, the
Company owned approximately 64% of the outstanding stock of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income or loss.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

Sales were approximately $2.1 million and $1.9 million for the three months ended March 31, 1996 and 1995, respectively, an increase of 14%. The increase in sales form 1995 to 1996 resulted primarily from more sales orders and higher backlog at the end of 1995.

CECO's backlog of orders at March 31, 1996 was approximately $3.5 million as compared to $1.5 million at March 31, 1995. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter, or that it will translate into higher revenues in the future. The success of CECO's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's implementation of a target marketing approach in early 1995.





- - 7 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (unaudited)





CECO's overall cost of sales decreased as a percentage of sales from 60% for the three months ended March 31, 1995 to 53% for the three months ended March 31, 1996. The decrease can be attributed to decreases in raw material costs as well as reduced costs incurred to service CECO's products. Engineering and sales management positions were increased while certain factory positions were eliminated. These changes were made as a part of CECO's overall restructuring to strengthen management and accommodate anticipated growth. Direct labor was augmented with temporary labor on an as- needed basis.

CECO's selling and administrative expenses amounted to $787,550 for the three-month period ended March 31, 1996 compared to $680,273 for the three-month period ended March 31, 1995, representing an increase of $107,307, or 15%. A substantial portion of the selling and administrative expenses are fixed in nature. As discussed above, certain management positions were added compared to the three-month period ended March 31, 1995.

CECO entered into a management and consulting agreement with CECO Environmental Corp. ("CECO") during 1994. The terms of the agreement require payment of monthly fees of $20,000 through December 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CECO incurred management fees to CEC of $60,000 during the three-month periods ended March 31, 1996 and 1995.

Interest expense increased during the three-month period ended March 31, 1996 when compared to the same period in 1995. The increase in interest expense can be attributed to higher interest rates.

CECO generated pre-tax income of $25,246 for the three-month period ended March 31, 1996 as compared to a pre-tax loss of $117,731 for the three-month period ended March 31, 1995. This change is attributed primarily to the increase in sales for the three-month period ended March 31, 1996 over the comparable period in 1995.

The provision for federal and state income taxes for the three-month period ended March 31, 1996 amounted to $10,000 compared to a credit for federal and state income taxes of $53,000 for the three-month period ended March 31, 1995.




- - 8 -

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CECO ENVIRONMENTAL CORP.



                                                PHILLIP DEZWIREK
                                                --------------------------------
                                                Phillip DeZwirek
                                                Chief Financial Officer
                                                Chief Executive Officer



Date: April 29, 1996





- - 9 -