Form 10-Q
period 1996-06-30
CECO ENVIRONMENTAL CORP
filed 1996-08-14
CIK 3197

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                 FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1996    Commission file number   0-7099
                  ------------------                         ---------

                          CECO ENVIRONMENTAL CORP.
- ---------------------------------------------------------------------------



NEW YORK                                               13-2566064
- ---------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA  M5G1P7
- ---------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    416-593-6543
                                                   ------------------


- ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                       X  Yes    No
                                                       --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class:  COMMON, PAR VALUE $.01 PER SHARE
      ----------------------------------
OUTSTANDING at June 30, 1996 7,051,148

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                JUNE 30, 1996
- --------------------------------------------------------------------------------







                                    INDEX
Part 1 - Financial Information:
            Condensed consolidated balance sheet as of
              June 30, 1996 and December 31, 1995                      2

            Condensed consolidated statement of operations
              for the three-month and six-month periods ended
              June 30, 1996 and 1995                                   3

            Condensed consolidated statement of cash flows for the
              six-month periods ended June 30, 1996 and 1995           4

            Notes to condensed consolidated financial statements     5 & 6

            Management's discussion and analysis of the
              financial condition and results of operations          7 & 9




Signature                                                               10



- -1-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (unaudited)

                                                       June 30,   December 31,
                                                         1996        1995
                                                        -------   ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents                            $ 249,685   $1,043,011
  Accounts receivable                                    968,715    1,856,541
  Advances to officers                                    32,000         -
  Inventories                                            683,858      654,826
  Prepaid expenses and other current assets              113,323       56,736
  Deferred income taxes                                   20,889       20,889
                                                      ----------   ----------
            Total current assets                       2,068,470    3,632,003

Marketable securities, available for sale                860,575         -
Property and equipment, net                            1,906,196    2,019,631
Intangible assets, at cost, net                           97,873       45,717
Goodwill                                               2,867,924    2,872,825
Deferred charges                                          25,000       75,000
                                                      ----------   ----------
            Total assets                              $7,826,038   $8,645,176
                                                      ==========   ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                               $ 550,000   $  850,000
  Current portion of long-term debt                       87,865      173,393
  Current portion of capital lease obligation              4,838        4,838
  Accounts payable and accrued expenses                  682,110    1,166,006
  Income taxes payable                                     4,844       10,745
                                                      ----------   ----------

           Total current liabilities                   1,329,657    2,204,982

Long-term debt, less current portion                   1,175,672    1,238,795
Capital lease obligations, less current portion           11,478       14,955
Deferred income taxes                                     19,888       19,888
                                                      ----------   ----------

           Total liabilities                           2,536,695    3,478,620
                                                      ----------   ----------
Minority interest                                        827,726      824,905
                                                      ----------   ----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized, none issued                          -            -
  Common stock, $.01 par value; 100,000,000
    shares authorized, 7,051,148 and 6,956,348 shares
    issued, respectively                                  70,511       69,563
  Capital in excess of par value                       7,878,297    7,767,945
  Accumulated deficit                                 (3,088,522)  (3,097,188)
                                                       ---------    ---------
                                                       4,860,286    4,740,320
  Less treasury stock, at cost                        (  398,669)  (  398,669)
                                                       ---------    ---------

      Net shareholders' equity                         4,461,617    4,341,651
                                                       ---------    ---------

      Total liabilities and shareholders' equity      $7,826,038   $8,645,176
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

- -2-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================


                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)


                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                             June 30,                 June 30,
                                          1996          1995        1996          1995
                                         ------        ------      ------        ------
Net sales                                $1,874,440   $1,957,119   $ 4,025,097    $3,836,534
                                          ---------    ---------    ----------     ---------

Costs and expenses:
  Cost of sales                             964,867    1,291,188     2,105,189      2,424,610
  Selling and administrative                820,282      723,078     1,623,354      1,433,367
  Depreciation and amortization              78,562      106,994       215,906        213,400
                                          ---------    ---------    ----------     ----------
                                          1,863,711    2,121,260     3,944,449      4,071,377
                                          ---------    ---------    ----------     ----------

Income (loss) from operations                10,729   (  164,141)       80,648   (    234,843)

Investment income                            22,889            -        22,889              -

Interest expense (net)                    (  40,591)  (   52,275)   (   84,050)  (     86,669)
                                          ---------    ---------    ----------     ----------

Income (loss) before provision
   (credit) for income taxes              (   6,973)  (  216,416)       19,487   (    321,512)

Provision (credit) for income taxes       (   2,000)   (  53,688)        8,000    (   106,688)
                                          ---------    ---------    ----------     ----------

Income (loss) before minority interest    (   4,973)   ( 162,728)       11,487    (   214,824)

Minority interest                             2,808       57,372     (   2,820)        83,665
                                          ---------    ---------    ----------    -----------
Net income (loss)                         ($  2,165)   ($105,356)     $  8,667    ($  131,159)
                                          =========    =========    ==========    ===========

Net income (loss) per share,
  primary and fully diluted               ($    .00)   ($    .02)     $    .00    ($      .02)
                                          =========    =========    ==========    ===========
Weighted average number of
  common shares outstanding               6,913,228    6,163,361     6,902,228      6,127,295
                                          =========    =========    ==========    ===========



See accompanying notes to condensed consolidated financial statements.

- -3-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                               INCREASE (DECREASE) IN CASH
                                                                    SIX MONTHS ENDED
                                                                         JUNE 3O,
                                                                   1996        1995
                                                                   ----        ----
Cash flows from operating activities:
  Net income (loss)                                           $     8,667    ($131,159)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in ) operating activities:
    Depreciation and amortization                                 179,318      179,614
    Goodwill amortization                                          36,588       33,786
    Amortization of deferred charges                               50,000       25,000
    Accrued bond interest                                       (  18,989)        -
    Minority interest                                               2,820    (  83,665)
    Noncash expenses, officer's compensation and interest             -         25,799
    (Increase) decrease in operating assets:
      Accounts receivable                                         887,826    (  93,902)
      Inventories                                               (  29,032)      10,690
      Prepaid expenses and other current assets                 (  56,587)   (  28,409)
      Refundable income taxes                                         -      ( 123,447)
   (Decrease) in operating liabilities:
      Accounts payable and accrued expenses                     ( 483,896)   ( 376,327)
      Income taxes payable                                      (   5,901)   (  89,368)
                                                                 --------     --------
           Net cash provided by (used in) operating activities    570,814    ( 651,388)
                                                                 --------     --------
Cash flows from investing activities:
  Investments in marketable securities                          ( 841,586)       -
  Additions to property and equipment and intangible assets     (  65,926)   ( 103,797)
  Advances to officers                                          (  32,000)       -
                                                                 --------     --------
          Net cash (used in) investing activities               ( 939,512)   ( 103,797)
                                                                 --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           27,500        -
  Net borrowings (repayments) of short-term obligations        (  300,000)     800,000
  Repayments of long-term debt and capital lease obligation    (  152,128)   (  85,647)
  Repayments of amounts due officer                                    -     ( 180,000)
                                                                ---------      -------

          Net cash provided by (used in) financing activities  (  424,628)     534,353
                                                                ---------     --------


Net (decrease) in cash                                         (  793,326)   ( 220,832)

Cash at beginning of period                                     1,043,011      329,885
                                                                ---------      -------
Cash at end of period                                          $  249,685     $109,053
                                                                =========      =======
               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the period for:
  Interest                                                     $   84,050     $ 78,369
                                                                 --------      -------
  Income taxes                                                 $   23,800     $113,345
                                                                 --------      -------


See accompanying notes to condensed consolidated financial statements.

- -4-

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   ========================================

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
- --------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following:


                                    June 30,    December 31,
                                      1996         1995
                                    --------    ------------
     Raw materials                  $576,535      $514,489
     Finished goods                  107,323       140,337
                                    --------      --------
                                    $683,858      $654,826
                                    ========      ========



3.   Other Assets

     Investments in CECO Filters, Inc.


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

    During 1993 through 1995, the Company exchanged 2,582,764 additional shares of its common stock for 2,582,764 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties. During the six months ended June 30, 1996, the Company exchanged 83,800 shares of its common stock for 83,800 shares of CECO's common stock with unrelated third parties. As of June 30, 1996, the Company owned 64% of CECO's common stock.


    Summarized financial information of CECO as of and for its six months ended June 30, 1996, is as follows:

          Financial position:
            Working capital             $  655,117
                                         =========
            Total assets                $4,230,004
                                         =========
            Net shareholders' equity    $1,708,109
                                         =========


          Results of operations:
            Net sales                   $4,025,097
                                         =========
            Income before income taxes  $   15,792
                                         =========
            Net income                  $    7,792
                                         =========


- -5-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (unaudited)
- -------------------------------------------------------------------------------




4.  Other Matters

    The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which will, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. The option price was reduced to $2.25 per share for such options exercised on or prior to December 31, 1995. (During the year ended December 31, 1995, the consultant exercised options to acquire 400,000 shares of the Company's common stock at an exercise price of $2.25 per share. During the six months ended June 30, 1996, the consultant exercised options to acquire an additional 11,000 shares of the Company's common stock at an exercise price of $2.50). In addition, the Company issued 100,000 shares of its common stock to the consultant in April, 1995.










- -6-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (unaudited)
- --------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash position decreased from $1,043,011 at December 31, 1995 to $249,685 at June 30, 1996. This decrease of $793,326 is attributable principally to the use of cash in investing activities of $939,512 during the six months ended June 30, 1996 as compared to the same period of 1995 when the Company used cash of $103,797 in its investing activities. The investments in marketable securities in 1996 are primarily in high yield bonds of major U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $1,250,000 line of credit with a commercial bank of which $550,000 was outstanding as of June 30, 1996.

The Company's current ratio was 1.65 on December 31, 1995 and 1.55 on June 30, 1996.

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


Results of Operations - The Company

The Company's consolidated statement of operations for the three-month and six-month periods ended June 30, 1996 and 1995 reflect the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Transactions not related to the operations of CECO were minimal, and included consulting, legal and accounting fees, as well as interest and stock issuance related expenses. As of June 30, 1996, the Company owned approximately 64% of the outstanding stock of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income or loss.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Six Months Ended June 30, 1996 to Six Months Ended
June 30, 1995

Sales were approximately $4.0 million and $3.8 million for the six-month periods ended June 30, 1996 and 1995, respectively, an increase of 4.9% from 1995 to 1996. This increase in sales was attributable principally to increased sales orders during the period.


- -7-

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   ========================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (unaudited)
- ------------------------------------------------------------------------------


CECO's backlog of orders at June 30, 1996 was approximately $3.3 million as compared to $4 million at June 30, 1995. There can be no assurance that order backlog will be replicated, or increased or that it will translate into higher revenues in the future. The success of CECO's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid changes in the demand for its products, decreases in the average selling prices over the life of a product, decreases in the average selling prices over the life of a product as competition increases, and CECO's implementation of its target marketing approach introduced in 1995.

CECO's overall cost of sales decreased as a percentage of sales for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The decrease can be attributed to decreases in raw material costs as well as lower costs incurred to service CECO's products. Engineering and sales management positions were increased while certain factory positions were eliminated. These changes were made as part of CECO's overall restructuring to strengthen management and accommodate anticipated growth. Direct labor was augmented with temporary labor on an as-needed basis.

CECO's selling and administrative expenses amounted to $1,520,748 for the six-month period ended June 30, 1996 compared to $1,352,838 for the six-month period ended June 30, 1995, representing an increase of $167,910 or 12.4%. A substantial portion of the selling and administrative expenses are fixed in nature. As discussed above, certain management positions were added compared to the six-month period ended June 30, 1995.

During 1994, CECO entered into a management and consulting agreement with the Company. The terms of the agreement require payment of fees of $20,000 per month from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters. CECO incurred management fees to the Company of $120,000 during each of the six-month periods ended June 30, 1996 and 1995.

Interest expense increased during the six-month period ended June 30, 1996, when compared to the same period in 1995. The increase in interest expense can be attributed to higher prime interest rates.

CECO generated pre-tax income of $15,792 for the six-month period ended June 30, 1996 as compared to a pre-tax loss of $317,333 for the six-month period ended June 30, 1995. This change is attributed principally to the increase in sales as well as the increase in gross margins for the six-month period ended June 30, 1996 with the comparable period in 1995.

The provision for federal and state tax income taxes for the six-month period ended June 30, 1996 amounted to $8,000 compared to a credit for federal and state income taxes of $106,688 for the six-month period ended June 30, 1995.



- -8-

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  =========================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 (unaudited)
- --------------------------------------------------------------------------------

Comparison of Three Months Ended June 30, 1996 to June 30, 1995

Sales were approximately $1.9 million and $2 million for the three-month periods ended June 30, 1996 and June 30, 1995, respectively. This represents a decrease of 4.2%. The decrease in sales from 1995 to 1996 was attributable principally to less sales orders.

CECO's overall cost of sales decreased as a percentage of sales for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The decrease can be attributed to decreases in raw material costs as well as lower costs incurred to service CECO's products. CECO continues to use advanced technology in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $733,168 for the three-month period ended June 30, 1996 compared to $672,565 for the three-month period ended June 30, 1995, representing an increase of $60,603 or 9%.

CECO paid CEC $60,000 during each of the three-month periods ended June 30, 1996 and 1995 in connection with its management and consulting agreement.

Interest expense during the three-month period ended June 30, 1996, when compared to the same period ended June 30, 1995, was approximately the same.

CECO incurred a pre-tax loss of $9,454 for the three-month period ended June 30, 1996, as compared to pre-tax loss of $199,602 for the three-month period ended June 30, 1995. This change is attributed principally to the increase in gross margins.

The credit for federal and state incomes taxes for the three-month period ended June 30, 1996 amounted to $2,000 as compared to the credit for federal and state income taxes of $53,687 for the three-month period ended June 30, 1995.





- -9-

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   =========================================

                                  SIGNATURE
- --------------------------------------------------------------------------------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CECO ENVIRONMENTAL CORP.



                                            ------------------------
                                             Phillip DeZwirek
                                             Chief Financial Officer
                                             Chief Executive Officer



Date:  July 29, 1996







- -10-