Form 10QSB
period 1996-09-30
CECO ENVIRONMENTAL CORP
filed 1996-11-12
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    SEPTEMBER 30, 1996       Commission file number   0-7099
                   ---------------------                              --------


                            CECO ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------

             NEW YORK                                   13-2566064
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


 111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA     MSG 1P7
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code          416-593-6543
                                                          ----------------
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                     __X__ Yes _____ No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 1996 - 7,061,828 shares

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1996
--------------------------------------------------------------------------------













                                      INDEX



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1996 and December 31, 1995                 2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1996 and 1995                              3

              Condensed consolidated statement of cash flows for the
                 nine-month periods ended September 30, 1996 and 1995   4 & 5

              Notes to condensed consolidated financial statements      6 & 7

              Management's discussion and analysis of the
                 financial condition and results of operations         8 to 10



Signature                                                                11

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                              1996                 1995
                                                                        -------------          ------------
                                     ASSETS
Current assets:
   Cash                                                                  $   261,343            $1,043,011
   Marketable securities                                                     905,324                 -
   Accounts receivable                                                     1,386,566             1,856,541
   Advances to officers                                                       34,000                 -
   Inventories                                                               679,806               654,826
   Prepaid expenses and other current assets                                 122,142                56,736
   Deferred income taxes                                                      20,889                20,889
                                                                          ----------            ----------

           Total current assets                                            3,410,070             3,632,003

Property and equipment, net                                                1,820,648             2,019,631
Intangible assets, at cost, net                                               90,998                45,717
Goodwill                                                                   2,978,892             2,872,825
Deferred charges                                                               -                    75,000
                                                                          ----------            ----------

           Total assets                                                   $8,300,608            $8,645,176
                                                                          ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                                $   700,000           $   850,000
   Current portion of long-term debt                                          85,241               173,393
   Current portion of capital lease obligation                                 4,838                 4,838
   Accounts payable and accrued expenses                                     759,292             1,166,006
   Income taxes payable                                                       84,006                10,745
                                                                          ----------            ----------

           Total current liabilities                                       1,633,377             2,204,982

Long-term debt, less current portion                                       1,156,528             1,238,795
Capital lease obligation, less current portion                                10,319                14,955
Deferred income taxes                                                         19,888                19,888
                                                                          ----------            ----------

           Total liabilities                                               2,820,112             3,478,620
                                                                          ----------            ----------

Minority interest                                                            847,694               824,905
                                                                          ----------            ----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized, none issued                                            -                     -
   Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,199,748 and 6,956,348 shares
     issued, respectively                                                     71,997                69,563
   Capital in excess of par value                                          8,006,886             7,767,945
   Accumulated deficit                                                    (3,047,412)           (3,097,188)
                                                                           ---------             ---------
                                                                           5,031,471             4,740,320
   Less treasury stock, at cost                                           (  398,669)           (  398,669)
                                                                          ----------            ----------

        Net shareholders' equity                                           4,632,802             4,341,651
                                                                          ----------            ----------

        Total liabilities and shareholders' equity                        $8,300,608            $8,645,176
                                                                          ==========            ==========


See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                     1996              1995               1996          1995
                                                 -------------      ------------      -------------    ----------


Net sales                                       $2,195,120        $1,627,425         $6,220,217       $5,463,959
                                                 ---------         ---------          ---------        ---------

Costs and expenses:
   Cost of sales                                 1,172,444           953,132          3,277,633        3,377,742
   Selling and administrative                      792,709           819,069          2,416,063        2,252,436
   Depreciation and amortization                   118,107           107,863            334,013          321,263
                                               -----------       -----------         ----------       ----------
                                                 2,083,260         1,880,064          6,027,709        5,951,441
                                               -----------       -----------         ----------       ----------

Income (loss) from operations                      111,860       (   252,639)           192,508      (   487,482)

Investment income                                   27,801             -                 50,690            -

Interest expense                               (    34,390)      (    48,809)       (   118,440)     (   135,478)
                                               -----------       -----------         ----------       ----------


Income (loss) before provision
   (credit) for income taxes                       105,271       (   301,448)           124,758      (   622,960)


Provision (credit) for income taxes                 44,192       (    79,642)            52,192      (   186,330)
                                               -----------       -----------         ----------       ----------


Income (loss) before
   minority interest                                61,079       (   221,806)            72,566      (   436,630)


Minority interest                              (    19,969)           83,091        (    22,789)     (   166,756)
                                               -----------       -----------         ----------       ----------


Net income (loss)                               $   41,110       ($  138,715)       $    49,777     ($   269,874)
                                                ==========        ==========        ===========       ==========


Net income (loss) per share,
   primary and fully diluted                    $      .01       ($      .02)       $       .01     ($      .04)
                                                ==========        ==========        ===========      ===========


Weighted average number of
   common shares outstanding                     7,037,128         6,579,095          6,950,861        6,249,206
                                                ==========        ==========        ===========       ==========



See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1996                1995
                                                                                 ------------      -------------

                           INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income (loss)                                                             $     49,777          ($269,874)
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
     Depreciation and amortization                                                    278,318            267,075
     Goodwill amortization                                                             55,695             54,188
     Amortization of deferred charges                                                  75,000             50,000
     Non-cash expenses - officer's compensation and interest                            -                 35,050
     Accrued bond interest                                                       (      6,084)             -
     Minority interest                                                                 22,789          ( 166,756)
     (Increase) decrease in operating assets:
       Accounts receivable                                                            469,975            392,611
       Inventories                                                               (     24,980)         (  48,580)
       Prepaid expenses                                                          (     65,406)         (  14,663)
       Refundable income taxes                                                          -              ( 184,750)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                     (    406,714)         ( 374,243)
       Income taxes payable                                                            73,261          (  89,368)
                                                                                  -----------            -------

           Net cash provided by (used in) operating activities                        521,631          ( 349,310)
                                                                                   ----------            -------

Cash flows from investing activities:
   Purchases of marketable securities                                            (  1,402,116)             -
   Proceeds from sales of marketable securities                                       502,876              -
   Additions to property and equipment and intangible assets                     (     72,503)         ( 138,220)
   Advances to officers                                                          (     34,000)             -
                                                                                  -----------           --------

           Net cash (used in) investing activities                               (  1,005,743)         ( 138,220)
                                                                                    ---------           --------

Cash flows from financing activities:
   Proceeds from issuance of stock                                                     27,500            810,000
   Proceeds from (reduction of) short-term obligations                           (    150,000)           650,000
   Repayments of long-term debt and capital lease obligation                     (    175,056)         ( 129,704)
   Net repayments of officer's loan                                                     -              ( 366,641)
                                                                                  -----------           --------

           Net cash provided by (used in) financing activities                   (    297,556)           963,655
                                                                                  -----------           --------

Net increase (decrease) in cash                                                  (    781,668)           476,125

Cash at beginning of period                                                         1,043,011            329,885
                                                                                  -----------            -------

Cash at end of period                                                             $   261,343           $806,010
                                                                                   ==========           ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                           CONTINUED ON FOLLOWING PAGE

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   (unaudited)
--------------------------------------------------------------------------------






                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      1996               1995
                                                                                      ----               ----



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                                       $   118,441           $126,695
                                                                                   ----------            -------
   Income taxes                                                                   $    23,800           $ 21,480
                                                                                  -----------           --------













See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Inventories consisted of the following:
                                           September 30,            December 31,
                                               1996                     1995
                                           -------------            ------------

        Raw materials                         $548,262                 $514,489
        Work-in-process                          6,686                    -
        Finished goods                         124,858                  140,337
                                               -------                  -------

                                              $679,806                 $654,826
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

        During 1993 through 1995, the Company exchanged 2,582,764 additional shares of its common stock for 2,582,764 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties. During the nine months ended September 30, 1996, the Company exchanged 232,400 shares of its common stock for 232,400 shares of CECO's common stock with unrelated third parties. As of September 30, 1996, the Company owned 66% of CECO's common stock.

        Summarized financial information of CECO as of and for the nine months ended September 30, 1996, is as follows:

                Financial position:
                   Working capital                            $  784,162
                                                               =========
                   Total assets                               $4,570,346
                                                               =========
                   Total shareholders' equity                 $1,765,034
                                                               =========

                Results of operations:
                   Net sales                                  $6,220,217
                                                               =========
                   Income before income taxes                 $  116,910
                                                               =========
                   Net income                                 $   64,718
                                                               =========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   (unaudited)
--------------------------------------------------------------------------------


4.      Other Matters

        The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which will, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. The option price was reduced to $2.25 per share if such options were exercised on or prior to December 31, 1995. (During the year ended December 31, 1995, the consultant exercised options to acquire 400,000 shares of the Company's common stock at an exercise price of $2.25 per share. During the nine months ended September 30, 1996, the consultant exercised options to acquire an additional 11,000 shares of the Company's common stock at an exercise price of $2.50). In addition, the Company issued 100,000 shares of its common stock to the consultant in April, 1995.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash position decreased from $1,043,011 at December 31, 1995 to $261,343 at September 30, 1996. This decrease of $781,668 is attributable principally to the use of cash in investing activities of $1,005,743, principally for net purchases of marketable securities in the amount of $899,240, use of cash in financing activities, principally to repay short-term and long-term debt of $325,056, all of which was offset by cash provided from operations of $521,631. The investments in marketable securities in 1996 are primarily in high yield bonds of major U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $1,250,000 line of credit with a commercial bank of which $700,000 was outstanding as of September 30, 1996, compared to $850,000 at December 31, 1995.

The Company's current ratio was 1.65 on December 31, 1995 and 2.1 on September 30, 1996.

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


Results of Operations - The Company

The Company's consolidated statement of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 reflect the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Transactions not related to the operations of CECO were minimal, and included consulting, legal and accounting fees, as well as interest and stock issuance related expenses. As of September 30, 1996, the Company owned approximately 66% of the outstanding stock of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income or loss.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Nine Months ended September 30, 1996 to Nine Months ended September 30, 1995

Sales were approximately $6.2 million and $5.4 million for the nine-month periods ended September 30, 1996 and 1995, respectively, an increase of 13.8%. The increase in sales from 1995 to 1996 resulted primarily from an increase in sales orders, particularly new orders, which is a result of the implementation of a target marketing approach, focusing CECO's efforts on opportunities in markets that are ready for its specialized systems and services.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Results of Operations - CECO (Company's Subsidiary) - Continued

Comparison of Nine Months ended September 30, 1996 to Nine Months ended September 30, 1995 - Continued

CECO's backlog of orders at September 30, 1996 was approximately $5.8 million as compared to approximately $4.6 million at September 30, 1995, an increase of $1.2 million or 26.1%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenue in the future. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of middle men to sell a portion of its products.

CECO's overall cost of sales decreased as a percentage of sales for the nine months ended September 30, 1996 (52.7%) compared to the nine months ended September 30, 1995 (61.8%). The decrease can be attributed to lower material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $2,248,916 for the nine-month period ended September 30, 1996 compared to $2,125,361 for the nine-month period ended September 30, 1995, representing an increase of 5.8%. A substantial portion of the selling and administrative expenses are fixed in nature, as the largest variable expense in this category relates to sales commissions which amounted to approximately 3% of net sales in each period.

During 1994, CECO entered into a management and consulting agreement with the Company. The terms of the agreement require payment of monthly fees of $20,000 from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies, marketing, strategic and financial planning, mergers, acquisitions and related matters. CECO incurred management fees to the Company of $180,000 during each of the nine-month periods ended September 30, 1996 and 1995.

Interest expense decreased by $8,238 or 6.5% during the nine-month period ended September 30, 1996, when compared to the same period in 1995. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the nine months ended September 30, 1996 compared to the previous year.

CECO earned pre-tax income of $116,910 for the nine-month period ended September 30, 1996, as compared to a pre-tax loss of $612,897 for the nine-month period ended September 30, 1995. This change resulted primarily from the increase in sales, as well as the increase in gross margins for the nine-month period ended September 30, 1996 compared with the same period in 1995.

The provision for federal and state income taxes for the nine-month period ended September 30, 1996 amounted to $52,192 compared to a credit for federal and state income taxes of $186,330 for the nine-month period ended September 30, 1995.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Comparison of Three Months ended September 30, 1996 to Three Months ended September 30, 1995

Sales were approximately $2.2 million and $1.6 million for the three-month periods ended September 30, 1996 and 1995, respectively, an increase of 34.9%. The increase in sales occurred primarily as a result of an increase in new sales orders attributable to CECO's specialized target marketing approach.

CECO's overall cost of sales decreased as a percentage of sales for the three months ended September 30, 1996 (53.4%) compared to the three months ended September 30, 1995 (58.5%). The decrease can be attributed to lower raw material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $728,168 for the three-month period ended September 30, 1996 compared to $772,523 for the three-month period ended September 30, 1995, representing a decrease of $44,355 or 6%. CECO's selling and administrative expenses have declined for each of the last three quarterly periods as management continues to focus on its target marketing approach instituted during the latter part of 1995.

Interest expense decreased during the three-month period ended September 30, 1996, when compared to the same period in 1995, as a result of reduced utilization of the bank line of credit.

CECO earned pre-tax income of $101,118 for the three-month period ended September 30, 1996 compared to a pre-tax loss of $295,564 for the three-month period ended September 30, 1995. This change is attributed principally to the increase in sales and lower overall costs for the three-month period ended September 30, 1996 with the comparable period of 1995.

The provision for federal and state income taxes for the three-month period ended September 30, 1996 amounted to $44,192 compared to a credit for federal and state income taxes of $79,643 for the three-month period ended September 30, 1995.

                            NOT USING IN 1996 REPORT
                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


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


Item 4.         Submission of Matters to Vote of Security Holders
                None


Item 5.         Other Information
                None


Item 6.         Exhibits and Reports on Form 8-K
                (a)  Exhibits - None
                (b)  Reports on Form 8-K - None

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                    SIGNATURE
--------------------------------------------------------------------------------









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CECO ENVIRONMENTAL CORP.



                                             __________________________________
                                             Phillip DeZwirek
                                             Chief Financial Officer
                                             Chief Executive Officer



Date:  October 31, 1996


 11