Form 10KSB
period 1996-12-31
CECO ENVIRONMENTAL CORP
filed 1997-03-25
CIK 3197

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                Commission File No.  0-7099
ended December 31, 1996

                            CECO ENVIRONMENTAL CORP.
                 (Name of Small Business Issuer in Its Charter)

          New York                                      13-2566064
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
 Yes  X    No     .
     ----     ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:  $9,847,697

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 7, 1997): $11,188,025

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,200,628 shares of common stock, par value $0.01 per share, as of March 10, 1997.

Transitional Small Business Disclosure Format:   Yes       No  X  .
                                                     ----     ----

                                     PART I

Item 1.  Business

         CECO Environmental Corp. ("CEC" or the "Company") was incorporated in New York State in 1966. The Company owns 4,641,730 shares of common stock CECO Filters, Inc. ("CECO"), representing 68.1% of CECO's outstanding common stock. The Company has no significant operations nor does it hold any significant assets other than CECO stock.

         The Company's Schedule 13D on file with the Securities and Exchange Commission ("SEC") with respect to the CECO stock owned by the Company states that the Company intends to purchase additional shares of CECO common stock if such additional shares become available at a price which the Company considers reasonable. Such purchases, if made, would be made through private transactions, including exchanges of the Company's common stock for CECO common stock, or open market stock purchases of CECO common stock.

         For a description of CECO's business and other information regarding CECO, see "CECO Filters, Inc." below.

Recent Developments

         The Company entered into a non-exclusive financial consulting arrangement with two consultants for a term of eighteen (18) months (April 1, 1995 through September 30, 1996) to assist the Company develop and evaluate financial and business opportunities and to introduce the Company to financial institutions in the investment community, such as securities analysts, portfolio managers and market makers, in order to expand the Company's contacts in that community. The Company agreed to issue to the consultants, in consideration for their services, 100,000 restricted shares of common stock and an option to purchase 1,000,000 shares of common stock of the Company at $2.50 per share, which exercise price was reduced to $2.25 per share for any portion of the option that is exercised prior to December 31, 1995. The option expired on April 30, 1996. The 100,000 restricted shares of common stock were issued to the consultants in 1995. In addition, the consultants exercised the option with respect to 400,000 shares at a price of $2.25 per share during the 1995 fiscal year and 11,000 shares at a price of $2.50 per share during the 1996 fiscal year. The shares subject to the option have been registered with the Securities and Exchange Commission.

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

         CECO holds a US Patent for a device with the trade names of the N-SERT(R) and X- SERT(R) prefilter. This device is used to protect the filter's surface from becoming coated with insoluble solids. Field performance has demonstrated the effectiveness of this device. CECO also holds a patent for its N-ESTED(R) multiple-bed fiberbed TWIN-PAK(R) filter, which permits an increase in filter surface area of 60% or more, thus decreasing energy consumption and improving collection efficiency. The device also permits the user to increase the capacity of the emission generating source without an energy or major modification penalty.

         The air filters typically are mounted vertically in a closed tank with an air inlet for dirty gas and an exhaust for clean flow. The air flow is directed in such a manner that it passes through the outside of the filter to the inside core, or vice versa. After being captured in the filter, liquid particulates drain from the filter and are collected for reuse or removed, as the case may be. Solid soluble particulates can be dissolved in water or other suitable solvents and drained from the filter. Insoluble particles can be removed only by gentle brushing or washing.

         CECO's filters range in size from 2 to 20 feet in height and are typically either 16 or 24 inches in diameter. The cages used in CECO's filter assemblies may be stainless steel, carbon steel, titanium or fiberglass mesh. The filter material used in approximately 75% of CECO's filters is fiberglass, which may be purchased in various grades of fiber diameter and chemical resistance depending on the specific requirements of the customer. Filter material may also be made of polyester, polypropelene or ceramic materials. CECO's filters are manufactured with different levels of efficiency in the collectibility of particulates, depending on the requirements of the customer.

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

         During 1996, CECO began implementing the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough will enable CECO to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows CECO the flexibility to sell or rent the systems. The rental approach allows CECO to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

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

         During 1996, APC developed a new, felted fiberglass fabric designed to compete with DuPont's Nomex(R). A new, felted fiberglass fabric was developed by APC targeted to compete with DuPont Nomex(R) and other fabrics sold for dust collection in industrial applications. This product will allow CECO to compete for a larger share of the global market for filter fabric media and will add to our established position with the Huyglas(R) trade name.

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

         During the fourth quarter of 1996 CECO formed a new wholly owned subsidiary in Delaware called U.S. Facilities Management Company, Inc. ("USFM"). USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance services to help customers achieve air quality and operational goals.

         During 1996 and 1995, two customers each comprised more than 10% of CECO's consolidated net sales in each year. During 1994, one customer comprised more than 10% of CECO's consolidated net sales. Because the demand for CECO's filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond CECO's control, CECO is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

         In the year ended December 31, 1996, CECO and its subsidiaries continued to develop additional market areas, including storage facility and turbine lube oil vent emission control and their related odor control, new dry particulate emission control and combination scrubber - fiber bed filter systems. CECO is also exploring combining its Catenary Grid Scrubber with dry collection for wet/dry system use.

         CECO is continuing to focus its efforts on specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than CECO. Accordingly, CECO has relied on its proprietary technology to establish itself in its existing markets. CECO has established relationships, on a commission basis, with independent sales representatives in five foreign countries and continues to seek additional qualified representatives.

         CECO has not been materially impacted by existing government regulation, nor is CECO aware of any probable government regulation that would materially affect its operations. CECO's costs in complying with environmental laws has been negligible. During 1996 and 1995, CECO estimates that $116,979 and $17,484, respectively, has been expended on research and development programs. Such costs are generally included as factors in determining CECO's pricing procedures.

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

Backlog

         As of December 31, 1996, CECO's backlog of orders was approximately $3,700,000, as compared to approximately $3,100,000 on December 31, 1995.

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

         Manufacturers of electrostatic precipitators and wet scrubbers may also be deemed to be in competition with CECO, because those devices are also effective in removing particulates from an air or another gas stream. While such devices may have higher operating costs than fiber bed mist eliminators, replacement of the component parts of such devices is rare as compared to fiber bed mist eliminators.

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

         CECO's marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. CECO is also utilizing direct mail solicitation and selected advertising in trade journals and product guides and trade shows. CECO also utilizes sales representatives located in the United States, Canada and overseas and Special Sales Directors, each focused on specific industries.

Employees

         As of March 17, 1997, the Company did not have any full-time employees. CECO and its subsidiaries had 47 full-time employees as of December 31, 1996. In addition, CECO utilizes the services of one full-time consultant. CECO's consultant, Mr. Lazarus Thomaides, has worked with air-cleaning and filtration equipment for over thirty years. He has been involved in the design and maintenance of fiber bed mist eliminator systems at CECO (and its predecessors) and with Clermont Engineering since 1974. Mr. Thomaides has a B.S. degree in chemical engineering from Syracuse University. None of CECO's employees is currently unionized and CECO considers its relationship with its employees to be satisfactory.

Key Employee

         CECO's operations to date have been largely dependent on the efforts of its President, Dr. Steven I. Taub. The loss to CECO of Dr. Taub would have a material adverse effect upon the operations of CECO. CECO has obtained key man life insurance in face amount of $3 million on the life of Dr. Taub in an effort to reduce, to the extent possible, the immediate adverse economic impact to its business that would occur if it were to lose the services of Dr.
Taub.

Product Liability Insurance

         As of October, 1989 CECO obtained product liability insurance covering its products. The policy excludes environmental liability.

Patents

         CECO currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. CECO also holds a patent on its N-ESTED(R) multiple bed fiberbed filter. APC holds two patents on the Huyglas material and CSI holds an exclusive world-wide license to the patent on the Catenary Grid Scrubber and the Narrow Gap Venturi Scrubber. There is no assurance that measurable revenues will accrue to CECO or its subsidiaries as a result of their patents or licenses. However, the prefilters, multiple bed units and Huyglas material have contributed to CECO's performance during 1996.

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


Acquisition of Assets

         Pursuant to an Agreement of Purchase and Sale of Assets dated as of March 10, 1992, CECO, through a wholly-owned subsidiary formed specifically for the purpose of effectuating the acquisition, purchased substantially all of the assets (and assumed certain specific liabilities) of Air Purator Corporation, a Massachusetts corporation specializing in the manufacture of a coated needled fiberglass fabric, used in air pollution control devices and other applications. The total purchase price was $482,826 of which $382,826 was paid by cash and the rest by a two-year promissory note in the principal amount of $100,000 with interest thereon at a rate of

10% per annum. In December 1992, CECO redeemed the note in exchange for 66,667 shares of CECO common stock. APC is a Delaware corporation and is qualified to do business in Massachusetts.

         For over 10 years prior to the transaction with APC, Air Purator Corporation was engaged in the manufacture and sale of specialty needled fabric material with the Huyglas trade name.

Creation of Subsidiaries

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

         During the fourth quarter of 1996 CECO formed a new wholly owned subsidiary in Delaware called U.S. Facilities Management Company, Inc. ("USFM"). USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance services to help customers achieve air quality and operational goals.

Investment by CECO in the Company

         On May 26, 1993, CECO purchased 100,000 shares of newly issued Common Stock of the Company for $2.80 per share or $280,000 in the aggregate. The market price for the Company's Common Stock closed at $4.00 per share at that date. The purchase price was paid for with $160,000 in cash, with the balance due on demand, without interest. The balance was paid in full during the first quarter of 1994. On the date of purchase the Company owned 52.1% of CECO's common stock. As of December 31, 1996, CECO distributed 17,800 shares of such Common Stock of the Company to certain of CECO's key employees in lieu of cash bonuses. Such CECO employees are restricted from selling such Common Stock for one year from the date of distribution.

Item 2.  Properties

         The Company maintains its offices in Toronto, Ontario at premises made available to them at no charge by Phillip DeZwirek, the Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and a controlling shareholder of the Company.

         On July 3, 1991, CECO entered into an agreement to purchase a plant facility in Conshohocken, Pennsylvania. The closing for such acquisition occurred on October 28, 1991. The cost of this facility, which includes real property and manufacturing equipment, was $1,500,000. A tax free industrial development bond in the amount of $1,200,000 issued by the Pennsylvania Economic Development Funding Authority (PEDFA) funded substantially the entire purchase price. The balance was funded on an interim basis from CECO's existing line of credit and existing cash. CECO received further funding from the Pennsylvania Industrial Development Authority (PIDA) in the form of a $405,000 loan at 3% for 15 years, the proceeds of which replaced CECO's short-term borrowings under its line of credit. The property was encumbered by a first mortgage to PEDFA and a second mortgage to PIDA, respectively. On February 25, 1993 CECO refinanced its mortgage and replaced the PEDFA mortgage with a fourteen year commercial mortgage from CoreStates Bank at 8% through March 1, 1998 and thereafter at 3/4% over the Bank's prime rate.

         As part of the acquisition of APC, CECO entered into a one year renewable lease with BTR North America, Inc. for the premises formerly occupied by APC in Taunton, Massachusetts consisting of approximately 10,000 square feet at a rental of $47,500 for the year. On March 1, 1994, CECO exercised its option to renew the lease and acquired an additional 1,500 square feet which has raised the annual rental to $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will. APC is currently negotiating with the landlord for a lease and anticipates entering into a new lease on similar terms to its prior lease shortly.

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


                      CEC Common Stock - Bids                        CEC Common Stock - Bids
                      High            Low                               High        Low
                      ----            ---                               ----        ---
1995                                                          1996
----                                                          ----
1st Quarter         $2.50            $1.75           1st Quarter        $4.00      $2.625
2nd Quarter         $4.50            $2.50           2nd Quarter        $3.50      $2.50
3rd Quarter        $5.626           $3.875           3rd Quarter        $3.125     $1.6875
4th Quarter        $4.438           $2.938           4th Quarter        $2.9375    $1.75


1997

1st Quarter        $3.125           $1.9375
(through March 10, 1997)


         (b) The approximate number of beneficial holders of common stock of the Company as of March 10, 1997 was 885.

         (c) The Company has paid no dividends during the fiscal year ended December 31, 1995 or the fiscal year ended December 31, 1996. The Company does not expect to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position decreased from $1,043,011 on December 31, 1995 to $412,174 on December 31, 1996. This net decrease of $630,837 is attributable principally to the use of cash of $1,015,520 for the net increase in marketable securities, increase in cash from other operating activities of $1,125,678, use of cash of $118,408 for the acquisitions of property and intangible assets and the use of cash in financing activities by CECO, principally to repay short term and long term debt of $650,087. The investments in marketable securities, which earned interest income of $82,763 in 1996, are primarily in high yield bonds of major U.S. corporations.

CECO's expenditures for property and equipment amounted to $78,720 for the year ended December 31, 1996. Such expenditures were primarily for computer hardware and software upgrades, manufacturing equipment upgrades and building renovations by CECO. CECO intends to continue to invest in fixed assets to support continued growth.

The Company's current ratio improved from 1.65 on December 31, 1995 to 2.1 on December 31, 1996, primarily as the result of the Company's significant increase in cash flows, including cash invested in marketable securities.

CECO maintains a $1,250,000 line of credit with a commercial bank, of which $400,000 was outstanding as of December 31, 1996. This credit facility is available for working capital needs, investment activities and other general corporate needs.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund CECO's anticipated working capital and other cash needs during 1997.

The Company and CECO entered into a five year written management and consulting agreement, dated January 1, 1994, which became effective on July 1, 1994, pursuant to which and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December 1998. Such revenue should be sufficient to cover the Company's general and administrative expenses.

The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities should provide sufficient revenue to meet its general and administrative expenses.

Results of Operations - The Company

The Company's consolidated statement of operations for the years ended December 31, 1996 and 1995 reflect the operations of the Company consolidated with the operations of CECO. During 1996, the Company earned consulting fees from CECO ($240,000), earned investment income from marketable securities ($82,763) and continued to incur general and administrative expenses ($208,018). As of December 31, 1996 the Company owned approximately 68% of the outstanding Stock of CECO. Minority interest on the consolidated statement of operations has been presented as a reduction in income.

The Company's consolidated net sales, including CECO's consolidated net sales, were $9,847,697 for the year ended December 31, 1996 and $8,435,309 for the year ended December 31, 1995, an increase of 16.7%. During the year ended December 31, 1996, all of the Company's consolidated net sales were attributable to the operations of CECO.

The Company incurred general and administrative expenses which were $208,018 for the year ended December 31, 1996 and $163,032 for the year ended December 31, 1995, excluding those expenses incurred by CECO that are reflected on the Company's consolidated statement of operations. Those expenses included accounting and legal fees, and fees relating to acquisition consulting and shareholder relations.

The Company received $240,000 for each of the years ended December 31, 1996 and 1995 for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income (loss), revenues or expenses other than as a result of its investment in CECO and investment in marketable securities. Except as described above, the Company does not engage in operations other than through its operating subsidiary CECO. See discussion of CECO herein.

Results of Operations - CECO

1996 as Compared to 1995

CECO's consolidated net sales increased by $1,412,388 or 16.7% from $8,435,309 in 1995 compared to $9,847,697 in 1996. Net income increased in 1996 from a loss of $71,241 or ($0.01) per share to $401,025 or $0.07 per share in 1996, an improvement of $472,266. This dramatic improvement in financial performance can be attributed to:

o Continuation of CECO's target market strategy which allowed CECO to improve gross profit margins by attaining higher value for the products and services CECO provides. (See description of target market strategy in section titled "1995 as compared to 1994".)

o Repositioning CECO in the marketplace to enhance how CECO is viewed by customers, competitors, employees, and shareholders. CECO is making good progress in identifying market segments that fit criteria for delivering exceptional value to both our customers and shareholders.

o Redirection of CECO's design strategies to utilize standard components customized for specific customer needs. This specialized standardization approach helped shape much of our new developments in 1996, and will become the cornerstone for improving competitiveness and profit margins over the next several years.

o A new subsidiary was formed to implement CECO'S facilities management strategy. Investment in this new activity was nearly $200,000. Market potential of this service-oriented business could greatly exceed that of the existing businesses and will be discussed subsequently.

o Research and development expenditures in 1996 were increased from $17,484 in 1995 to $116,979 in 1996 and resulted in the following developments:

         Two patent applications directed toward enhancing CECO's customized standardization (CS) strategy. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough will enable CECO to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows CECO the flexibility to sell or rent the systems. The rental approach allows CECO to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

         A new, felted fiberglass fabric was developed by CECO's APC subsidiary, targeted to compete with DuPont Nomex(R) and other fabrics sold for dust collection in industrial applications. This product will allow CECO to compete for a larger share of the global market for filter fabric media and will add to our established position with the Huyglas(R) trade name. Although marketing will be a challenge, CECO's management is excited about CECO's prospects.

         Nomex(R) is a registered trademark of E.I. DuPont.
         Huyglas(R) is a registered trademark of Air Purator Corp., a subsidiary of CECO.

CECO's order backlog as of December 31, 1996 was approximately $3.7 million as compared to $3.1 million as of December 31, 1995. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter.

During 1996 and 1995, CECO had two customers in each year representing 14% and 10% and 15% and 10% respectively, of consolidated net sales. CECO is continuing its strategy to target more accounts with large dollar volume order potential. There can be no assurance that CECO will be successful in its attempts to increase order size or its market breadth.

CECO's cost of sales as a percentage of sales decreased by 3.4% in 1996 from 56.1% in 1995 compared to 52.7% in 1996. The decrease was due primarily to decreased raw material costs.

Selling and administrative expenses increased by $265,899 from $3,050,817 in 1995 to $3,316,716 in 1996. Approximately $200,000 of such increase was attributed to CECO's investment in the facilities management strategy described previously. CECO's selling and administrative expenses decreased by 2.5%, as a percentage of sales, from 36.2% in 1995 to 33.7% in 1996. A substantial portion of the selling and administrative expenses are fixed in nature.

CECO's depreciation and amortization expense decreased slightly from $356,634 in 1995 to $341,599 in 1996 primarily due to a decrease in equipment acquisitions in 1996.

CECO's interest expense decreased from $175,028 in 1995 to $154,837 in 1996, principally due to decreased borrowing from CECO's line of credit in 1996.


1995 as Compared to 1994

CECO's consolidated net sales decreased by $1,812,132, or 17.7% from $10,247,441 in 1994 compared to $8,435,309 in 1995. The significant factors attributable to this decrease were the result of the following:

         In early 1995 CECO began to implement its target market approach. The purpose of this approach was to focus CECO's efforts on opportunities in markets that CECO judged ready for its specialized systems and services and to begin to take control of its customer base by relying less heavily on distributors uncommitted to CECO's future.

         Prior to 1995, CECO directed its sales efforts in a multitude of markets. Due to several factors, including the long service life of its products and limited sales and marketing resources, significant penetration into all the industries CECO's systems served began to limit its potential. This became the case even though CECO enjoyed substantial customer response and loyalty.

         Recognizing that CECO's core competency was its knowledge about how to solve difficult problems, it began to focus its resources in market segments that had the following characteristics: a) a definite need, b) necessary financial resources, and c) identifiably similar problems that could be solved with reasonably standard approaches. The plan, when implemented, would clearly permit CECO to become the recognized solution provider to a multiplicity of customers with nearly identical needs. The logic is that this could simplify CECO's business and allow it to provide accepted solutions to problems without reinventing them for each customer. This specialized standardization is one of the needed ingredients for successful plan implementation.

         Another key ingredient is people that are familiar with the selected target market segments and their needs. CECO re-engineered its staff to better serve the selected market areas. This effort was nearly complete at the end of 1995. Along with this, more engineering talent was brought into CECO to meet its commitments.

         During the transition period CECO's sales decreased but overall profitability, based on 1993 results, increased. For example in 1993 CECO's sales were $8,634,452 compared to 1995 sales of $8,435,309 and 1993's loss from operations was $710 compared to 1995's operating income of $52,595. Although sales decreased by nearly $200,000, income rose by over $53,000.

CECO's order backlog as of March 15, 1996 was approximately $3.8 million, which was about $2.2 million higher than its order backlog as of March 15, 1995. This increase in backlog was a result of structuring and defining specific target markets and having separate Sales Directors managing these target markets. There can be no assurance that order backlog will be replicated, or increase, from quarter to quarter. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid changes in the demand for its products, decreases in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of distributors to sell a significant portion of its products.

CECO's market scope is international. Most overseas orders are received from developed countries with some from third world countries. CECO is represented by agents in five countries in addition to the United States. Orders from overseas sources increased in 1995 from 1994. Although environmental control is important to developing countries, economic needs must continue to be met and therefore, environmental needs are sometimes placed second to economic growth. We believe that CECO will continue to be a victim of this decision making process for many years, thereby making it difficult to reasonably predict overseas growth rates for our products.

CECO had two customers representing 15% and 10% of sales respectively in 1995 compared to one customer representing 15% of sales in 1994.

CECO's cost of sales as a percentage of sales was relatively stable at 56.1% in 1995 compared to 55.9% in 1994. During 1995, permanent direct and indirect labor decreased by 16.1% (from $823,151 in 1994 to $690,990 in 1995) while sales decreased by 17.7% from 1994 to 1995.

CECO's selling and administrative expenses decreased from $3,190,216 in 1994 to $3,050,817 in 1995. A substantial portion of the selling and administrative expenses are fixed in nature. The largest variable expense in this category is sales commissions which amounted to approximately 3% of net sales in each year.

CECO entered into a management and consulting agreement with the Company as of January 1, 1994, and which became effective July 1, 1994. The Company owned approximately 63% of CECO's common stock as of December 31, 1995. The terms of the agreement require monthly fees of $40,000 from July 1994 through December 1994 and $20,000 per month from January 1995 through December 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters.

CECO's depreciation and amortization expense increased by $24,444 from $332,190 in 1994 to $356,634 in 1995 principally due to the addition of equipment in 1995.

CECO's interest expense increased slightly from $173,034 in 1994 to $175,028 in 1995.

Item 7.  Financial Statements

         The Company's Consolidated Financial Statements of CECO Environmental Corp. and Subsidiaries for Years Ended December 31, 1996 and 1995, and other data are presented on the following pages:

Cover Page                                                 21

Independent Auditor's Report                               22
(Margolis & Company P.C.)

Consolidated Balance Sheet                                 23

Consolidated Statement of Operations                       24

Consolidated Statement of Shareholders'                    25
         Equity

Consolidated Statement of Cash Flows                       26

Supplemental Disclosures of Cash                           27
         Flow Information

Supplemental Disclosures of Non-Cash                       27
         Investing and Financing Activities

Notes to Consolidated Financial Statements                 28
         for the Years Ended December 31, 1996,
         and 1995

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS




                               FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
CECO Environmental Corp. and Subsidiaries
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                               Margolis & Company P.C.
                                               Certified Public Accountants




Bala Cynwyd, PA
January 21, 1997

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                                 1996              1995
                                                                 ----              ----
                                     ASSETS
Current assets:
   Cash                                                        $   412,174    $ 1,043,011
   Marketable securities - trading                               1,015,521           --
   Accounts receivable                                           2,077,045      1,856,541
   Inventories                                                     565,371        654,826
   Prepaid expenses and other current assets                        45,464         56,736
   Deferred income taxes                                            58,735         20,889
                                                                -----------   -----------

            Total current assets                                 4,174,310      3,632,003

Property and equipment, net                                      1,806,126      2,019,631
Intangible assets, at cost, net                                     36,031         45,717
Goodwill, net of accumulated amortization of $253,622
   and $178,233, respectively                                    3,184,810      2,872,825
Deferred charges                                                      --           75,000
                                                               -----------   ------------

            Total assets                                       $ 9,201,277    $ 8,645,176
                                                               ===========   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                      $   400,000    $   850,000
   Current portion of long-term debt                                83,100        173,393
   Current portion of capital lease obligation                       6,043          4,838
   Accounts payable  and accrued expenses                        1,220,595      1,166,006
   Income taxes payable                                            276,976         10,745
                                                               -----------   ------------

            Total current liabilities                            1,986,714      2,204,982

Long-term debt, less current portion                             1,132,869      1,238,795
Capital lease obligation, less current portion                       9,882         14,955
Deferred income taxes                                                 --           19,888
                                                               -----------   ------------

            Total liabilities                                    3,129,465      3,478,620
                                                               -----------   ------------

Minority interest                                                  964,203        824,905
                                                                -----------   -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                          --             --
   Common stock, $.01 par value; 100,000,000
     shares authorized, 7,338,548 and 6,956,348
     shares issued, respectively                                    73,385         69,563
   Capital in excess of par value                                8,178,998      7,767,945
   Accumulated deficit                                          (2,796,105)  (  3,097,188)
                                                               -----------   -----------
                                                                 5,456,278      4,740,320
   Less treasury stock, at cost                                 (  348,669)  (    398,669)
                                                               -----------   ------------

            Net shareholders' equity                             5,107,609      4,341,651
                                                               -----------   ------------

            Total liabilities and shareholders' equity         $ 9,201,277    $ 8,645,176
                                                               ===========   ============


The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------




                                                                      YEAR ENDED
                                                                      DECEMBER 31,
                                                               1996                 1995
                                                             ---------            ---------
Net sales                                                    $9,847,697           $8,435,309
                                                             ----------           ----------


Costs and expenses:
   Cost of sales                                              5,187,732            4,735,263
   Selling and administrative                                 3,524,734            3,213,849
   Depreciation and amortization                                416,988              429,660
                                                             ----------           ----------

                                                              9,129,454            8,378,772
                                                              ---------            ---------


Income from operations                                          718,243               56,537


Investment income                                                82,763                -


Interest expense                                          (     154,837)       (     183,828)
                                                             ----------           ----------


Income (loss) before income taxes (credit)
   and minority interest                                        646,169        (     127,291)


Income taxes (credit)                                           205,788       (       51,192)
                                                             ----------          -----------


Income (loss) before minority interest                          440,381       (       76,099)


Minority interest in net (income) loss of
   consolidated subsidiary                                 (    139,298)              27,362
                                                             ----------          -----------


Net income (loss)                                           $   301,083        ($     48,737)
                                                            ===========         ============


Net income (loss) per share, primary and fully diluted      $       .04        ($        .01)
                                                            ===========         ============


Weighted average number of common shares outstanding          7,001,036            6,437,345
                                                              =========            =========




The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------



                                                                   CAPITAL IN
                                                  COMMON           EXCESS OF           ACCUMULATED           TREASURY
                                                   STOCK           PAR VALUE             DEFICIT               STOCK
                                                  ------           ----------          -----------           --------


Balance, December 31, 1994                         $62,291          $6,483,142          ($3,048,451)          ($398,669)

Net loss for year ended
   December 31, 1995                                                                 (       48,737)

Acquisition of 3.3% of CECO Filters, Inc.
   common stock through issuance of
   227,200 shares of common stock                    2,272             239,803

Issuance of 100,000 shares of common
   stock (and stock options) in lieu
   of consulting services                            1,000             149,000

Exercise of stock options                            4,000             896,000
                                                  --------          ----------           ----------            --------

Balance, December 31, 1995                          69,563           7,767,945         (  3,097,188)         (  398,669)

Net income for year ended
   December 31, 1996                                                                        301,083

Acquisition of 5.1% of CECO Filters, Inc.
   common stock through issuance of
   371,200 shares of common stock                    3,712             383,663

Exercise of stock options                              110              27,390
                                                  --------          ----------           ----------            --------

Balance, December 31, 1996                         $73,385          $8,178,998          ($2,796,105)          ($398,669)
                                                  ========          ==========           ==========            ========









The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------




                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                                1996          1995
                                                                                ----          ----

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                          301,083    ($  48,737)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Non-cash consulting fees                                                  75,000        75,000
     Distribution of 17,800 shares of CECO
       Environmental Corp. common stock as
         employee bonuses in lieu of cash                                      50,000         -
     Depreciation and amortization                                            341,599       356,634
     Goodwill amortization                                                     75,389        73,026
     Deferred income taxes                                                (    57,734)   (   60,356)
     Minority interest                                                        139,298    (   27,362)
     (Increase) decrease in operating assets:
       Accounts receivable                                                (   220,504)   (  340,301)
       Inventories                                                             89,455    (  249,818)
       Prepaid expenses and other current assets                               11,272    (    5,612)
       Purchase of marketable securities                                  ( 1,615,959)        -
       Proceeds from sale of marketable securities                            600,439         -
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                   54,589       245,115
       Income taxes payable                                                   266,231    (   78,623)
                                                                           ----------     ---------

            Net cash provided by
              (used in) operating activities                                  110,158    (   61,034)
                                                                           ----------     ---------


Cash flows from investing activities:
   Acquisitions of property and equipment                                 (    78,720)   (  168,059)
   Acquisitions of intangible assets                                      (    39,688)   (   16,870)
                                                                           ----------     ---------

            Net cash (used in) investing activities                       (   118,408)   (  184,929)
                                                                           ----------      --------




                             CONTINUED ON NEXT PAGE






The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                     1996          1995
                                                     ----          ----

Cash flows from financing activities:
   Proceeds from issuance of common stock        $     -        $  900,000
   Proceeds from exercise of stock options           27,500          -
   Net borrowings (repayments),
     short-term obligations                      (  450,000)       600,000
   Repayments of long-term debt                  (  200,087)      (174,270)
   Net repayment of officer's loan                     -          (366,641)
                                                 -----------       -------

            Net cash provided by (used in)
               financing activities              (  622,587)       959,089
                                                  ---------        -------

Net increase (decrease) in cash                  (  630,837)       713,126

Cash at beginning of year                         1,043,011        329,885
                                                  ---------        -------

Cash at end of year                               $ 412,174     $1,043,011
                                                  =========     ==========



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                        $ 158,430    $  171,435
                                                   ---------    ----------
   Income taxes                                    $  23,861    $  106,002
                                                   ---------     ---------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company exchanged 371,200 and 227,200 shares of its common stock for 371,200 and 227,200 shares of CECO Filters, Inc. common stock with unrelated third parties in 1996 and 1995, respectively.

During 1995, CECO Filters, Inc. acquired $19,793 of equipment under a capital lease.










The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


1.      Nature of Business and Summary of Significant Accounting Policies

        Nature of business - The principal business of the Company's subsidiary is the manufacture and sale, primarily in the United States, of fiber bed mist eliminators to the chemical, printing, plating, power generation, food processing, waste incineration and textile industries.

        Principles of consolidation - The consolidated financial statements include the accounts of CECO Environmental Corp. (the "Company"), and CECO Filters, Inc. ("CFI"), a 68.1% owned subsidiary. The Company acquired its majority ownership in CFI in April 1993 (see Note 2). All intercompany balances and transactions have been eliminated.

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

        Investments in marketable securities - The Company's investments in marketable securities comprise corporate debt securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices of those investments at December 31, 1996. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. Investment income for 1996 consisted principally of interest income.

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

        Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $130,762 in 1996 and $139,307 in 1995.

        Research and development - Research and development costs are charged to expense as incurred. The amounts charged were $116,979 and $17,484 for 1996 and 1995, respectively.

        Per share data - Per share data is computed using the weighted average number of shares outstanding during each period. The number of outstanding shares has been reduced by 137,920 shares of acquired treasury stock as of December 31, 1996 and 1995, respectively.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1.      Nature of Business and Summary of Significant Accounting Policies -
        Continued

        Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

        Stock-based compensation - In October, 1996, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS 123). SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to continue to use the APB 25 method. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense related to CFI's stock option plan or the Company's warrants during 1996 and 1995.

        Entities electing to remain with this method must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. Had compensation cost for CFI's stock option plan and the warrants issued by the Company been determined based on the fair value at the grant dates for awards under those arrangements consistent with the method of SFAS 123, the Company's 1996 net income and earnings per share would have been reduced to $38,583 and $.01, respectively. The effect on net loss for 1995 for options granted under CFI's stock option plan would have been deminimis.

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

        During March 1993, the Company acquired 858,564 additional shares of CFI's common stock in exchange for newly issued shares of its own common stock, bringing the Company's holdings to 37.1% of CFI's common stock. Between April 1993 and December 1994, the Company acquired 1,518,100 more shares of CFI's common stock of which 1,497,000 shares were exchanged for newly issued shares of the Company's common stock and 21,100 shares were acquired for cash on the open market. During 1995 and 1996, respectively, the Company acquired 227,200 and 371,200 more shares of CFI's common stock in exchange for newly issued shares of the Company's common stock.

        The Company included CFI and its wholly-owned subsidiaries in its consolidated financial statements as of April 1993 when the Company's ownership of CFI's common stock exceeded 50%.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------




3.      Financial Instruments

        Fair value of financial instruments:

        The fair values of cash and short-term obligations are assumed to be equal to their reported carrying amounts based on their close proximity to maturity. The fair values of other financial instruments are as follows:

                                                           1996                              1995
                                                           ----                              ----
                                                CARRYING          FAIR              CARRYING        FAIR
                                                 AMOUNT           VALUE              AMOUNT         VALUE
                                                 ------           -----              ------         -----

        Marketable securities                  $1,015,521      $1,015,521          $    -         $    -
        Long-term debt                          1,412,188       1,392,349           1,215,969      1,140,611


        Valuations for marketable securities are determined based on quoted market prices and valuations for long-term debt are determined based on future payments discounted at current interest rates for similar obligations.


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



4.      Inventories

        Inventories consisted of the following at December 31:

                                                       1996              1995
                                                     --------          --------

        Raw material                                 $410,949          $514,489
        Finished goods                                154,422           140,337
                                                     --------          --------

                                                     $565,371          $654,826
                                                     ========          ========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


5.      Property and Equipment

        Property and equipment consisted of the following at December 31:

                                                    1996            1995
                                                 ----------      -----------

        Land                                     $  137,342       $  137,342
        Building                                  1,670,631        1,662,908
        Machinery and equipment                   1,551,694        1,488,539
                                                  ---------        ---------
                                                  3,359,667        3,288,789
        Less accumulated depreciation             1,553,541        1,269,158
                                                  ---------        ---------

                                                 $1,806,126       $2,019,631
                                                 ==========       ==========

        Depreciation expense was $331,913 and $306,338 for 1996 and 1995, respectively. Machinery and equipment at December 31, 1996 and 1995 included equipment acquired under a capital lease with a cost of $19,793 and accumulated depreciation of $7,918 and $3,959, respectively.


6.      Intangible Assets

        Intangible assets consisted of the following at December 31:

                                                         1996         1995
                                                      ---------    ---------

        Customer lists                                $  81,500    $  81,500
        Non-compete agreement 62,500                     62,500
        Patents                                          77,406       77,406
                                                        -------     --------
                                                        221,406      221,406
        Less accumulated amortization                   185,375      175,689
                                                        -------      -------

                                                      $  36,031    $  45,717
                                                       ========     ========


7.      Debt

        Short-term obligations
                                                           1996        1995
                                                         --------   ---------

         Note payable, bank, under line of credit.
          CFI has a line of credit with a bank
          permitting borrowings of up to
          $1,250,000 with interest at the prime
          rate plus 1/4% (effective rate of 8.5%
          and 8.75% at December 31, 1996 and 1995,
          respectively). In addition to
          outstanding borrowings at December 31,
          1996, there was also a $150,000 standby
          letter of credit to the Pennsylvania
          Industrial Development Authority which
          was outstanding.                              $400,000     $850,000
                                                        ========     ========

        CFI is required to maintain compensating cash balances of 5% of the total line of credit offered, or is subject to additional fees.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------




7.      Debt - Continued

        Long-term debt

                                                                                    1996                1995
                                                                                 -----------         ----------

        Mortgage note payable, bank, monthly installments of $10,149, including interest at 8% per annum through March 1, 1998 at which time the interest rate will be adjusted to a per annum rate equal to 3/4% in excess of the prime rate. Remaining principal will be repaid in 110 equal monthly installments beginning
          April 1, 1998, plus interest.                                          $   907,928          $953,818

        Pennsylvania Industrial Development Authority, payable in equal monthly installments of $2,797 including interest at 3% per annum, through
          May, 2007, collateralized by a second mortgage on land
          and building.                                                              296,420           324,102

        Bank note, payable in equal monthly installments of $7,000 plus interest at 3/4% in excess of the prime rate, (effective rate of 9.25% at
          December 31, 1995) through March, 1996, at which time the remaining
          principal balance of $84,000 will be due                                     -               105,000

        Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $834 through
          January, 1996.  Non-interest bearing.                                        -                   834

        Delaware Valley Industrial Resource Center, payable in equal monthly installments of $489 including interest
          at 3% per annum, through February, 1997                                        974             6,715

        Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $273 including
          interest at 3% per annum, through May, 1997                                  1,355             4,540

        Delaware Valley Industrial Resource Center, payable in equal monthly installments of $131 including interest at
          3% per annum, through April, 1997                                              521             2,053
                                                                                  ----------        ----------

             Totals (carried forward)                                             $1,207,198        $1,397,062
                                                                                  ----------        ----------

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


7.      Debt - Continued

                                                                                     1996              1995
                                                                                  ----------        ----------

             Totals (carried forward)                                             $1,207,198        $1,397,062

        Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $560 including
          interest at 3% per annum, through March, 1998.                               8,771            15,126
                                                                                  ----------        ----------
                                                                                   1,215,969         1,412,188
        Less current portion                                                          83,100           173,393
                                                                                  ----------        ----------

                                                                                  $1,132,869        $1,238,795
                                                                                  ==========        ==========

        Maturities of all long-term debt over the next five years are estimated as follows:

                                  1997                  $83,100
                                  1998                   79,472
                                  1999                   84,513
                                  2000                   91,762
                                  2001                   98,994

        CFI's property and equipment, accounts receivable, and inventory serve as collateral for its bank debt. The bank debt is also subject to financial covenants which require CFI to limit its leverage and maintain a minimum cash flow coverage.


8.      Capital Lease Obligation

        CFI acquired equipment under the provisions of a long-term lease. Future minimum lease payments under the capital lease are as follows:

                                  1997                  $ 6,953
                                  1998                    6,953
                                  1999                    3,478
                                                        -------
                                                         17,384
           Less amount representing interest              1,459
                                                        -------
           Present value of net minimum
             capital lease payments                      15,925
                                                        -------
           Less current portion                           6,043
           Long-term portion                            $ 9,882
                                                        =======


9.      Shareholders' Equity

        Stock Option Plan

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

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



9.      Shareholders' Equity - Continued

        The status of the stock option plan for CECO Filters, Inc., the Company's subsidiary, is as follows:

                                                                   1996                         1995
                                                          --------------------------------------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                          SHARES        PRICE          SHARES         PRICE
                                                          ------      ---------        ------       --------
        Outstanding at beginning of year                  369,100      $1.14            274,800       $1.17
        Granted                                            80,900       1.04            100,500        1.07
        Forfeited                                        ( 41,400)       .97          (   6,200)       1.00
                                                          -------                      --------

        Outstanding at end of year                        408,600       1.14            369,100        1.14
                                                          =======                       =======

        Options exercisable at year end                   327,700                       268,600
                                                          =======                       =======

        Available for grant at end of year                  6,850                        87,750
                                                          =======                      ========




        Warrants to Purchase Common Stock

        In November 1996, the Company's Board of Directors authorized the issuance of warrants to purchase 750,000 shares of the Company's Common Stock to the Chief Executive Officer. The warrants carry an exercise price of $1.75 per share and expire on November 7, 2006.



10.     Sales to Major Customers

        During 1996 and 1995, CFI had two customers in each year representing 14% and 10%, and 15% and 10%, respectively, of consolidated net sales.



11.     Employee Benefit Plans

        CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 15% of their annual compensation to the Plan. CFI matches 50% of the first 3% of employee contributions and December 31, 1996 and 1995 was $34,505 and $28,216, respectively.


        CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the Plan for 1996 or 1995.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------



12.     Rent

        CFI leases certain facilities on a year-to-year basis. CFI also has future annual minimum rental commitments under a noncancelable operating lease as follows:

                               1997                  $36,596
                               1998                    7,177

        Total rent expense under all operating leases for 1996 and 1995 was $88,515 and $66,363, respectively.



13.     Income Taxes

        Income taxes (benefit) consisted of the following at December 31:

                                                  1996             1995
                                                ---------        ------

        Current:
          Federal                                $179,030         ($37,802)
          State                                    84,492           24,282
                                                 --------           ------
                                                  263,522         ( 13,520)
        Deferred                                (  57,734)        ( 37,672)
                                                 --------           ------

                                                 $205,788         ($51,192)
                                                 ========          =======


        The provision (benefit) for income taxes differs from the statutory rate due to the following for the year ended December 31:


                                                                             1996             1995
                                                                           ---------        ------

         Tax (benefit) at statutory rate                                    $219,697         ($43,279)
         Increase (decrease) in tax resulting from:
           Net operating loss deduction                                    (  39,013)        ( 26,169)
           Surtax exemption                                                   10,629
           State tax, net of federal benefit                                  55,765           16,026
           Change in tax versus book basis of assets                       (  57,734)        ( 37,672)
           Permanent differences, principally goodwill                        32,114           35,803
           (Over) accrual of prior years' taxes                            (   9,198)        (  6,331)
           Other                                                               4,157         (    199)
                                                                           ---------         --------

                                                                            $205,788         ($51,192)
                                                                            ========          =======

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


13.     Income Taxes - Continued

        Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

                                                          1996        1995
                                                        ---------   ------
              Deferred tax asset:
                Inventory capitalization                 $ 17,414   $  20,889
                Depreciation                               21,321       -
                Employee bonuses - restricted
                  stock in lieu of cash                    20,000       -
                Net operating loss carryforwards           92,000     135,000
                Less valuation allowance                (  92,000) (  135,000)
                                                          -------    --------
                                                           58,735      20,889
              Deferred tax liability:
                Accelerated depreciation                    -          19,888
                                                          -------    --------

              Net deferred tax liability                  $58,735    $  1,001
                                                          =======    ========


        The Company has federal net operating loss carryforwards of approximately $231,000 which expire as follows:

                           DECEMBER 31,
                           ------------

                               2006                    $  36,000
                               2008                      195,000


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



14.     Related Party Transactions

        Effective January 1, 1995, the Company entered into a consulting agreement with CFI. The terms of the agreement require monthly fees by CFI of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CFI paid the Company $240,000 during each of the years ended December 31, 1996 and 1995. These fees have been eliminated in consolidation.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------






15.     Consulting Agreement

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


        The value of the options and shares issued, as determined by an unrelated third party, was $150,000, such amount being deferred and amortized over the eighteen-month period of the consulting agreement. Amortization of $75,000 was recorded during each year.

        During the years ended December 31, 1996 and 1995, the consultant exercised options to acquire 11,000 and 400,000 shares, respectively, of the Company's common stock.

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

Name                         Age             Position
----                         ---             --------

Phillip DeZwirek             59    Chairman of the Board of Directors; Chief
                                   Executive Officer and Chief Financial Officer

Jason Louis DeZwirek         26    Director

Josephine Grivas             57    Director and Secretary

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


Item 10.  Executive Compensation

          Except for the grant of the Warrants described below, neither the Company nor any of its subsidiaries paid, set aside or accrued any salary or other remuneration or bonus, or any amount pursuant to a profit-sharing, pension, retirement, deferred compensation or other similar plan, during its last fiscal year, to or for any of the Company's executive officers or directors.

          Except for the grant of the Warrants described below, the directors of the Company received no consideration for serving in their capacity as directors of the Company. The Company has no annuity, pension or retirement plans.

Warrants

          On November 7, 1996, in consideration for Philip DeZwirek's valuable service to the Company as an employee, officer and director, all posts which he has held without consideration, the Company granted Mr. DeZwirek warrants (the "Warrants") to purchase up to 750,000 shares of the Company's common stock ("Warrant Shares"). The Warrants are exercisable at any time between November 7, 1996 and November 7, 2006 inclusive at a price of $1.75, the closing price of the Company's common stock on November 7, 1996. The Warrants are transferable and grant the holders thereof "piggyback registration rights", i.e. the right to participate in any registration of securities by the Company other than a registration statement in connection with a merger or pursuant to registration statements on Forms S-4 or S-8. Additionally, the holders of a majority of the Warrant Shares not previously resold and the Warrants convertible into Warrant Shares have the right on two occasions to have the Company prepare and file with the Securities and Exchange Commission a registration statement and such other documents as may be necessary for such holders to have a public offering of Warrant Shares previously issued or to be issued upon the effectiveness of such registration statement. The Company is however required to pay the expenses of only one of such registrations. The right to demand such registrations expires on November 7, 2006 or upon the happening of certain other conditions.

Compensation

          During the fiscal year ended December 31, 1996 the Company granted no stock options other than the Warrants. The Company does not have any stock options currently outstanding other than the Warrants.

          The following table summarizes the total compensation of Phillip DeZwirek, the Chief Executive Officer of the Company, for 1996 and the two previous years. There were no other executive officers of the Company who received compensation in excess of $100,000 in 1996.

SUMMARY COMPENSATION TABLE FOR THE COMPANY:

Name/                      Annual Compensation           Long Term Compensation
Principal Position                  Year       Salary           Options (#)
------------------         ------------------- ------    ----------------------

Phillip DeZwirek (1)                1996       $42,500            750,000
President and
Chief Executive Officer             1995       $37,500               -

                                    1994         -                   -

          The following tables set forth information with respect to Mr. DeZwirek concerning exercise of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 1996:

                                    Number of       % of Total
                                    Securities       Options/SARs
                                    Underlying       Granted to          Exercise
                                    Options        Employees in           or Base         Expiration
Name                                Granted (#)      Fiscal Year         ($/SH)              Date
----                                -----------      -----------         ------              ----

Phillip DeZwirek (1)                750,000            100%            $1.75       November 7, 2006

AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1996
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1996:

                              Shares                     Number of Securities      Value of Unexercised
                              Acquired                  Underlying Unexercised        In-the-Money
                                on       Value             Options/SARs               Options/SARs
                              Exercise   Realized           at 12/31/96               at 12/31/96
Name                             (#)        ($)             Exercisable               Exercisable
----                          --------   -----------        -----------               -----------


Phillip DeZwirek 1                0          0                750,000                   $187,500

-----------------

    (1) Represents the Warrants issued to Phillip DeZwirek on November 7, 1996.

          The following table summarizes the total compensation of the Chief Executive Officer of CECO Filters, Inc. for 1996 and the two previous years (the "Named Executive Officer"). There were no other executive officers of CECO Filters, Inc. who received compensation in excess of $100,000 for 1996.

SUMMARY COMPENSATION TABLE FOR CECO FILTERS, INC.:

Name/                      Annual Compensation                                 Long Term Compensation
Principal Position                  Year             Salary       Other(1)             Options (#)
------------------                  ----             ------       --------             -----------

Steven I. Taub, Ph.D./              1996             $200,000   $35,800                  30,000
President and
Chief Executive Officer             1995             $200,000   $36,200                  75,000

                                    1994             $200,000   $20,399                  75,000

          The following tables set forth information with respect to the Named Executive Officer concerning exercise of options on stock of CECO during the last fiscal year and unexercised options on stock of CECO held as of the end of the fiscal year.

OPTION/SAR GRANTS BY CECO FILTERS, INC.
FOR THE YEAR ENDED DECEMBER 31, 1996:

                                    Number of        % of Total
                                    Securities       Options/SARs
                                    Underlying       Granted to        Exercise
                                    Options/SARs   Employees in           or Base        Expiration
Name                                Granted (#)      Fiscal Year         ($/SH)              Date
----                                -----------      -----------         ------              ----

Steven I.Taub, Ph.D.                 30,000(2)          37.08%           $1.10           December 31, 2001

AGGREGATED OPTION/SAR ON CECO FILTERS, INC.
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1996
AND OPTION/SAR VALUES ON CECO FILTERS, INC. AS OF DECEMBER 31, 1996:

                              Shares                  Number of Securities      Value of Unexercised
                              Acquired               Underlying Unexercised         In-the-Money
                                on       Value           Options/SARs                Options/SARs
                              Exercise   Realized         at 12/31/96                at 12/31/96
Name                             (#)        ($)      Exercisable Unexercisable Exercisable Unexercisable
----                          --------   ---------   ----------- ------------- ----------- -------------

Steven I. Taub, Ph.D.            0           0        295,000       30,000        $5,625              0

--------------------
          (1) Includes $7,000 as a car allowance and the balance as an IRA contribution and insurance premiums.

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



Item 11.          Security Ownership of Certain Beneficial Owners and Management

          (a)     Security Ownership of Certain Beneficial Owners

          The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of February 18, 1997, and the percent of the class so owned by each such person.

                                          No. of Shares       % of Total CEC
   Name of                              of Common Stock       Common Shares
Beneficial Owner                       Beneficially Owned       Outstanding (1)
----------------                       ------------------    -----------------

Icarus Investment Corp.(2)
111 Elizabeth St., Suite 600
Toronto, Ontario M5G 1P7                     1,334,360             18.5%

Phillip DeZwirek(2,3,4)
111 Elizabeth St., Suite 600
Toronto, Ontario M5G 1P7                     2,089,857             29.3%

IntroTech Investments, Inc.(5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                     1,598,666             22.2%

Jason Louis DeZwirek(2,5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                     2,933,026             40.7%
--------
         (1) Based upon 7,200,628 shares of common stock of the Company outstanding as of February 18, 1997.
         (2) Icarus Investment Corp. ("Icarus") is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of CEC owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.
         (3) Phillip DeZwirek is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of CEC.
         (4) Includes 750,000 shares of the Company's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from the Company at a price of $1.75 per share pursuant to Warrants granted to Mr. DeZwirek by the Company on November 7, 1996.
         (5) IntroTech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

          (b)     Security Ownership of Management

          As of February 18, 1997, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:


  Name of                           Number of
 Beneficial                         Shares of                   % of Total CEC
 Owner and                        Common Stock                  Common Shares
Position Held                  Beneficially Owned                Outstanding (1)
-------------                  ------------------                --------------

Phillip DeZwirek
Chief Financial
Officer, Chief
Executive Officer,
Chairman of the
Board of Directors                 2,089,857(2)                      29.3%

Jason Louis DeZwirek
Director                           2,933,026(3)                      40.7%

Josephine Grivas
Director, Secretary                   ---                             ---

Officers and
Directors as a
group (3 persons)                  3,688,523                         46.4%


          (c)     Changes in Control

          The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.

-------------------

          (1)  See Note 1 to the foregoing table.

          (2)  See Notes 2, 3 and 4 to the foregoing table.

          (3)  See Notes 2 and 5 to the foregoing table.

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

          The Company and CECO have entered into a five (5) year written management and consulting agreement pursuant to which the Company provides management and financial consulting services to CECO. The Company advises CECO on corporate policies, strategic and financial planning, mergers and acquisitions, financing, long-term financial goals and growth plans and related matters. This agreement was made as of January 1, 1994 and became effective as of July 1, 1994. Pursuant to this agreement CECO paid the Company management and financial consulting fees of $40,000 per month from July 1, 1994 through December 31, 1994 ($240,000 total), and paid $20,000 per month ($240,000 total)
for the 1995 and 1996 fiscal years. The contract requires monthly contract fees of $20,000 through the end of its term. The consulting agreement with CECO terminates on December 31, 1998, and may be terminated earlier upon the bankruptcy or liquidation of CECO or the Company, by the non-bankrupt party. The consulting agreement may also be terminated upon the sale of substantially all of the assets of CECO or the merger of CECO into another company, in which event the Company is entitled to receive a severance fee of $240,000.


Item 13.  Exhibits, Lists and Reports on Form 8-K

                  (a)               Exhibits

                  3(i) Articles of Incorporation (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

                  3(ii) Bylaws (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

                  4.1 Form of Warrant to be issued to broker-dealers and dealers in securities (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

                  4.2 1987 CECO Filters, Inc. Key Employees and Key Personnel Stock Option Plan (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

                  4.3 CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1990)

                  10.13 Stock Purchase Agreement dated as of March 27, 1991 between CECO and Michael Edge (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

                  10.14 Agreement of Sale dated July 2, 1991 between CECO and Bassett Properties, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.14.1 Addendum to Agreement of Sale dated July 14, 1991 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

                  10.14.2 Second Addendum to Agreement of Sale dated July 23, 1991 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.15 Loan Agreement dated September 1, 1991 between CECO and Philadelphia Economic Development Financing Authority (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.16 Reimbursement Agreement dated September 1, 1991 between CECO and Philadelphia National Bank (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

                  10.17 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC") (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.18 Mortgage dated October 28, 1991 by CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

                  10.19 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.20 Acquisition Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.21 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                  10.22 Agreement of Purchase and Sale of Assets dated as of March 10, 1992 by and among A.P. Acquisition Corp., CECO, Air Purator Corporation and Vericon Corporation (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

                  10.23 Stock Purchase Agreement dated as of December 23, 1991, between CECO, Steven I. Taub, Introtech Investments, Inc. and Trio Growth Trust (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

                  10.24 Promissory Note from Steven I. Taub to CECO in the amount of $83,334 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

                  10.25 Commercial Promissory Note dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

                  10.26 Commercial-Industrial Mortgage dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                           1993)

                  10.27 Stock Sale Agreement, dated June 18, 1992, between Registrant and Phillip DeZwirek relating to Can-Med Technology, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

                  10.28 Stock Sale Agreement, dated June 18, 1993, between Registrant and Phillip DeZwirek relating to API Electronics, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

                  10.29 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

                  10.30 Consulting Agreement, dated as of April 1, 1995 between the Company and Pioneer Capital Consulting Corp. (Incorporated by reference from the Company's Quarterly Report on 10-QSB for the quarter ended March 31, 1995)

                  10.31 Consulting Agreement among the Company, Robert A. Lerman and John F. Ferraro, dated as of April 1, 1995, which agreement replaced Exhibit 10.30. (Incorporated by reference from the Company's Registration Statement on Form S-8 dated August 29,
                           1995)

                  10.32 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek.

                  21 Subsidiaries of the Company (Incorporated by reference from Form 10- KSB dated December 31, 1996 of CECO)

                  27       Financial Data Schedule.


          (b)     Reports on Form 8-K

          The Company filed a report on Form 8-K during the fiscal quarter ended December 31, 1996. This report, dated December 3, 1996, reported that the Company had exchanged 138,800 shares of CECO common stock for 138,800 shares of the Company's newly issued common stock in a transaction exemption from registration under the Securities Act of 1933 pursuant to Regulation S.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CECO ENVIRONMENTAL CORP.



                                              By:         /s/ Phillip DeZwirek
                                                       -------------------------
                                                       Phillip DeZwirek,
                                                       Chief Executive Officer
                                                       Chief Financial Officer

                                              Dated:  March 19, 1997


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive, Financial
  and Accounting Officer


 /s/ Phillip DeZwirek                                          March 19, 1997
---------------------------------------
Phillip DeZwirek, Chairman of the
 Board and Director,
Principal Executive, Financial
 and Accounting Officer


/s/ Jason Louis DeZwirek                                       March 19, 1997
---------------------------------------
Jason Louis DeZwirek, Director


/s/ Josephine Grivas                                           March 19, 1997
---------------------------------------
Joseph Grivas, Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                   REPORTS FILED PURSUANT TO SECTION 15(d) OF
                    THE EXCHANGE ACT BY NON-REPORTING ISSUERS


          The Company has not furnished to its security holders an annual report or proxy materials since the filing of its immediately prior report on Form 10-KSB.

                                    EXHIBITS