Form 10QSB
period 1997-03-31
CECO ENVIRONMENTAL CORP
filed 1997-05-14
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      MARCH 31, 1997        Commission file number     0-7099
                       --------------                                   ------



                            CECO ENVIRONMENTAL CORP.
                        -------------------------------


             NEW YORK                                        13-2566064
             --------                                        ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA     M5G 1P7
  ----------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code          416-593-6543
                                                            ------------


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X]  Yes       [ ]  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
---------------------------------------
OUTSTANDING at March 31, 1997  7,338,548

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 1997
------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 March 31, 1997 and December 31, 1996                                                     2

              Condensed consolidated statement of operations
                 for the three-month periods ended
                 March 31, 1997 and 1996                                                                  3

              Condensed consolidated statement of cash flows for the
                 three-month periods ended March 31, 1997 and 1996                                        4

              Notes to condensed consolidated financial statements                                      5 & 6

              Management's discussion and analysis of the
                 financial condition and results of operations                                          7 & 8




Signature                                                                                                 9

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
------------------------------------------------------------------------------

                                                                             MARCH 31,            DECEMBER 31,
                                                                               1997                   1996
                                                                           ------------           -----------
                                     ASSETS
Current assets:
  Cash                                                                      $   380,445           $   412,174
  Marketable securities - trading                                             1,072,304             1,015,521
  Accounts receivable                                                         1,271,335             2,077,045
  Inventories                                                                   597,696               565,371
  Prepaid expenses and other current assets                                      61,452                45,464
  Deferred income taxes                                                          58,735                58,735
                                                                              ---------             ---------

           Total current assets                                               3,441,967             4,174,310

Property and equipment, net                                                   1,723,748             1,806,126
Intangible assets, at cost, net                                                  51,583                36,031
Goodwill                                                                      3,165,074             3,184,810
                                                                              ---------             ---------

           Total assets                                                      $8,382,372            $9,201,277
                                                                              =========             =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                                                     $     -               $  400,000
  Current portion of long-term debt                                              80,422                83,100
  Current portion of capital lease obligation                                     6,043                 6,043
  Accounts payable  and accrued expenses                                        895,918             1,220,595
  Income taxes payable                                                           87,136               276,976
                                                                              ---------             ---------

           Total current liabilities                                          1,069,519             1,986,714

Long-term debt, less current portion                                          1,113,220             1,132,869
Capital lease obligation, less current portion                                    8,364                 9,882
                                                                              ---------             ---------

           Total liabilities                                                  2,191,103             3,129,465
                                                                              ---------             ---------

Minority interest                                                               994,682               964,203
                                                                              ---------             ---------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                      -                     -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,338,548 shares issued at both dates                           73,385                73,385
  Capital in excess of par value                                              8,178,998             8,178,998
  Accumulated deficit                                                        (2,707,127)           (2,796,105)
                                                                              ---------             ---------
                                                                              5,545,256             5,456,278
  Less treasury stock, at cost                                               (  348,669)           (  348,669)
                                                                              ---------             ---------

           Net shareholders' equity                                           5,196,587             5,107,609
                                                                              ---------             ---------

           Total liabilities and shareholders' equity                        $8,382,372            $9,201,277
                                                                              =========             =========


See accompanying notes to condensed consolidated financial statements.


                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  1997                1996
                                                                  ----                ----

Net sales                                                     $2,540,396          $2,150,657
                                                              ----------          ----------


Costs and expenses:
   Cost of sales                                               1,314,871           1,140,322
   Selling and administrative                                    916,464             803,072
   Depreciation and amortization                                 119,366             137,344
                                                              ----------          ----------

                                                               2,350,701           2,080,738
                                                              ----------          ----------


Income from operations                                           189,695              69,919


Investment income                                                 21,995               -

Interest expense                                             (    28,633)       (     43,459)
                                                              ----------          ----------


Income before provision for income taxes                         183,057              26,460


Provision for income taxes                                        63,600              10,000
                                                              ----------          ----------


Income before minority interest                                  119,457              16,460


Minority interest                                            (    30,479)       (      5,628)
                                                              ----------          ----------


Net income                                                   $    88,978        $     10,832
                                                              ==========         ===========


Net income per share, primary and fully diluted              $       .01        $       0.00
                                                              ==========         ===========


Weighted average number of
   common shares outstanding                                   7,200,628           6,902,228
                                                              ==========         ===========



See accompanying notes to condensed consolidated financial statements.


                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       1997               1996
                                                                                       ----               ----
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                                        $  88,978        $    10,832
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                                      99,630             94,050
    Goodwill amortization                                                              19,736             18,294
    Amortization of deferred charges                                                    -                 25,000
    Minority interest                                                                  30,479              5,628
    (Increase) decrease in operating assets:
       Accounts receivable                                                            805,710            244,210
       Inventories                                                                (    32,325)            83,468
       Prepaid expenses and other current assets                                  (    15,988)    (       17,329)
       Purchases of marketable securities                                         (   237,783)    (      348,366)
       Proceeds from sales of marketable securities                                   181,000              -
    (Decrease) in operating liabilities:
       Accounts payable and accrued expenses                                      (   324,677)    (      340,461)
       Income taxes payable                                                       (   189,840)    (        2,890)
                                                                                    ---------         ----------

            Net cash provided by (used in) operating activities                       424,920     (      227,564)
                                                                                    ---------         ----------

Cash flows from investing activities:
  Additions to property and equipment and intangible assets                       (    32,804)    (       32,296)
  Advance to officer                                                                      -       (       20,000)
                                                                                    ---------         ----------

            Net cash (used in) investing activities                               (    32,804)    (       52,296)
                                                                                    ---------         ----------

Cash flows from financing activities:
  (Repayments of) short-term obligations                                          (   400,000)             -
  Net (repayments) of long-term debt and capital leases                           (    23,845)    (      128,930)
                                                                                    ---------         ----------

            Net cash (used in) financing activities                               (   423,845)    (      128,930)
                                                                                    ---------         ----------

Net (decrease) in cash                                                            (    31,729)    (      408,790)

Cash and cash equivalents at beginning of period                                      412,174          1,043,011
                                                                                    ---------         ----------

Cash and cash equivalents at end of period                                           $380,445        $   634,221
                                                                                     ========         ==========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                                          $  28,633        $    43,459
                                                                                    ---------         ----------
  Income taxes                                                                      $ 270,040        $    12,310
                                                                                    ---------         ----------


See accompanying notes to condensed consolidated financial statements.


                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.      Inventories consisted of the following:

                                     March 31,        December 31,
                                       1997              1996
                                      --------         --------
        Raw materials                 $380,253         $410,949
        Work-in-process                 33,200            -
        Finished goods                 184,243          154,422
                                       -------          -------

                                      $597,696         $565,371
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

        During 1993 through 1996, the Company exchanged 2,953,964 additional shares of its common stock for 2,953,964 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties. As of March 31, 1997, the Company owned 68% of CECO's common stock.

        Summarized financial information of CECO as of and for its three months ended March 31, 1997, is as follows:

                Financial position:
                   Working capital                            $1,285,036
                                                               =========
                   Total assets                               $4,364,410
                                                               =========
                   Net shareholders' equity                   $2,196,857
                                                               =========

                Results of operations:
                   Net sales                                  $2,540,396
                                                              ==========
                   Income before income taxes                 $  159,115
                                                              ==========
                   Net income                                 $   95,515
                                                              ==========

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   =========================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)
------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company
------------------------------------------------------------------

The Company's consolidated cash position decreased slightly from $412,174 at December 31, 1996 to $380,445 at March 31, 1997. This decrease of $31,729 is net of cash provided by operating activities of $424,920 during the three-month period ended March 31, 1997 as compared to the period in 1996 when the Company used cash of $227,564 in its consolidated operating activities. The Company also used $32,804 of cash in investing activities for the acquisitions of equipment and intangible assets and used $423,845 of cash in financing activities to repay all of the balance outstanding on the line of credit ($400,000) and to reduce other debt ($23,845). CECO maintains a $1,250,000 line of credit with a commercial bank, of which no amounts were outstanding as of March 31, 1997.

The Company's current ratio increased from 2.1 on December 31, 1996 to 3.2 on March 31, 1997.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

The Company and CECO have entered into a five-year management and consulting agreement during 1994 pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December 1998. The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities, should provide sufficient revenue to meet its general and administrative expenses.


Results of Operations - The Company
-----------------------------------

The Company's consolidated statement of operations for the three-month periods ended March 31, 1997 and 1996 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 17, 1993, owned a greater than 50% interest in CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

The Company received $60,000 during each quarter for management and financial consulting services provides to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income, revenues or expenses other than as a result of its investment in CECO and its investment in marketable securities and except for its investment activities the Company does not engage in operations other than through its operating subsidiary CECO.

CECO is comprised of the CECO Group of companies - CECO Filters, Inc., Air Purator Corporation, Compliance Systems International, Inc., and U.S. Facilities Management Company, Inc. - which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   =========================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                  (unaudited)
------------------------------------------------------------------------------


CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Air Purator Corporation ("APC") designs and manufactures high performance filter media and bags for use in high temperature pluse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Compliance Systems International ("CSI") offers new technologies, Catenary Grid (R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. CSI also offers a complete range of air quality consulting services using a proprietary network of industry experts with years of air quality and purification system knowledge. U.S. Facilities Management Company, Inc. ("USFM") provides facilities management and emission control systems, software and outsourced monitoring and/or maintenance services to help customers achieve air quality and operational goals.


Results of Operations - CECO (Company's Subsidiary)
---------------------------------------------------

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996
---------------------------------------------------------------------

Sales were approximately $2.5 million and $2.1 million for the three months ended March 31, 1997 and 1996, respectively, an increase of 18%. The increase in sales from 1996 to 1997 resulted primarily from more sales orders and higher backlog at the end of 1996. APC's sales more than doubled compared to the same quarter in the previous year. Sales of our core CECO filter media benefited from contractual supply agreements in the private sector. These increases were offset by a reduction of new systems sales of CSI scrubbers and CECO mist eliminators caused by capital spending constraints in our targeted market segments.

CECO's backlog of orders at March 31, 1997 was approximately $3.9 million as compared to approximately $3.5 million at March 31, 1996. There can be no assurance that order backlog will be replicated, or increase from quarter to quarter, or that it will translate into higher revenues in the future. CECO's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its products, decrease in the average selling price over the life of a product as competition increases, and CECO's implementation of its target marketing approach.

CECO's overall cost of sales decreased as a percentage of sales for the three months ended March 31, 1997 (51.8%) compared to the three months ended March 31, 1996 (53.0%). The decrease can be attributed to decreases in raw material costs as well as reduced costs incurred to service CECO's products.

CECO's selling and administrative expenses amounted to $878,147 for the three-month period ended March 31, 1997 compared to $787,580 for the three-month period ended March 31, 1996, representing an increase of $90,567 or 11.5%. A substantial portion of the selling and administrative expenses are fixed in nature. However, sales and customer service positions were increased as part of CECO's overall restructuring to strengthen marketing approach and accommodate anticipated growth. In addition, a portion of this increase in selling and administrative expenses resulted from the newly formed subsidiary (USFM) which is still in the start-up stage. It is expected that USFM will begin to generate significant revenues in the second half of the year.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   =========================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                  (unaudited)
------------------------------------------------------------------------------


CECO incurred management fees to the Company of $60,000 during each of the three-month periods ended March 31, 1997 and 1996.

Interest expense decreased during the three-month period ended March 31, 1997 when compared to the same period in 1996. The decrease in interest expense can be attributed to lower utilization of the line of credit.

CECO generated pre-tax income of $159,115 for the three-month period ended March 31, 1997 compared to $25,246 for the three-month period ended March 31, 1996. This change is attributed primarily to the increase in sales for the three-month period ended March 31, 1997 over the comparable period in 1996.

The provision for federal and state income taxes for the three-month period ended March 31, 1997 amounted to $63,600 compared to $10,000 for the three-month period ended March 31, 1996.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                                    SIGNATURE
------------------------------------------------------------------------------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CECO ENVIRONMENTAL CORP.



                                                   ---------------------------
                                                   Phillip DeZwirek
                                                   Chief Financial Officer
                                                   Chief Executive Officer



Date: April 29, 1997


 9