Form 10QSB
period 1997-06-30
CECO ENVIRONMENTAL CORP
filed 1997-08-11
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended    JUNE 30, 1997       Commission file number    0-7099
                     -------------                                 ------



                            CECO ENVIRONMENTAL CORP.
   --------------------------------------------------------------------------

           NEW YORK                                               13-2566064
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


 505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA          M5G 1X3
------------------------------------------------------------         ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code          416-593-6543
                                                            ------------


 111 ELIZABETH STREET, SUITE 600, TORONTO, ONTARIO, CANADA M5G 1P7
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                      X    Yes            No
                                                   -------       -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       ------------------------------------
OUTSTANDING at June 30, 1997 7,386,628

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1997
 ------------------------------------------------------------------------------












                                      INDEX



Part I - Financial Information:
       Condensed consolidated balance sheet as of
          June 30, 1997 and December 31, 1996                              2

       Condensed consolidated statement of operations
          for the three-month and six-month periods ended
          June 30, 1997 and 1996                                           3

       Condensed consolidated statement of cash flows for the
          six-month periods ended June 30, 1997 and 1996                   4

       Notes to condensed consolidated financial statements                5

       Management's discussion and analysis of the
          financial condition and results of operations                  6 to 8




Signature                                                                  9

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------


                                                                             JUNE 30,            DECEMBER 31,
                                                                               1997                  1996
                                                                            -----------           -----------

                                     ASSETS

Current assets:
  Cash                                                                      $   994,620           $   412,174
  Marketable securities - trading                                               913,346             1,015,521
  Accounts receivable                                                           806,845             2,077,045
  Inventories                                                                   490,816               565,371
  Prepaid expenses and other current assets                                      47,125                45,464
  Deferred income taxes                                                          58,735                58,735
                                                                            -----------           -----------

           Total current assets                                               3,311,487             4,174,310

Property and equipment, at cost, net                                          1,798,831             1,806,126
Intangible assets, at cost, net                                                 107,484                36,031
Goodwill                                                                      3,324,668             3,184,810
                                                                            -----------           -----------

           Total assets                                                     $ 8,542,470           $ 9,201,277
                                                                            ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                                                    $         -           $   400,000
  Current portion of long-term debt                                              66,959                83,100
  Current portion of capital lease obligation                                     6,043                 6,043
  Accounts payable and accrued expenses                                         716,764             1,220,595
  Income taxes payable                                                           32,686               276,976
                                                                            -----------           -----------

           Total current liabilities                                            822,452             1,986,714

Long-term debt, less current portion                                          1,094,336             1,132,869
Capital lease obligation, less current portion                                    6,262                 9,882
                                                                            -----------           -----------

           Total liabilities                                                  1,923,050             3,129,465
                                                                            -----------           -----------

Minority interest                                                             1,038,451               964,203
                                                                            -----------           -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                      -                     -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,524,548 and 7,338,548 shares issued,
     respectively                                                                75,245                73,385
  Capital in excess of par value                                              8,409,638             8,178,998
  Accumulated deficit                                                       ( 2,555,245)          ( 2,796,105)
                                                                            -----------           -----------
                                                                              5,929,638             5,456,278
  Less treasury stock, at cost                                              (   348,669)          (   348,669)
                                                                            -----------           -----------

           Net shareholders' equity                                           5,580,969             5,107,609
                                                                            -----------           -----------

           Total liabilities and shareholders' equity                        $8,542,470            $9,201,277
                                                                            ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------






                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                   1997              1996               1997             1996
                                                ----------        ----------         ----------       ----------


Net sales                                       $2,927,091        $1,874,440         $5,467,487       $4,025,097
                                                ----------        ----------         ----------       ----------


Costs and expenses:
   Cost of sales                                 1,482,156           964,867          2,797,027        2,105,189
   Selling and administrative                    1,059,297           795,282          1,975,761        1,623,354
   Depreciation and amortization                   120,423           103,562            239,789          215,906
                                                ----------        ----------         ----------       ----------

                                                 2,661,876         1,863,711          5,012,577        3,944,449
                                                ----------        ----------         ----------       ----------


Income from operations                             265,215            10,729            454,910           80,648


Investment income                                   48,581            22,889             70,576           22,889


Interest expense (net)                          (   20,745)       (   40,591)        (   49,378)      (   84,050)
                                                ----------        ----------         ----------       ----------


Income (loss) before provision
   (credit) for income taxes                       293,051        (    6,973)           476,108           19,487


Provision (credit) for income taxes                 97,400        (    2,000)           161,000            8,000
                                                ----------        ----------         ----------       ----------


Income (loss) before minority interest             195,651        (    4,973)           315,108           11,487


Minority interest                               (   43,769)            2,808         (   74,248)      (    2,820)
                                                ----------        ----------         ----------       ----------


Net income (loss)                               $  151,882        ($   2,165)        $  240,860       $    8,667
                                                ==========        ==========         ==========       ==========


Net income (loss) per share,
   primary and fully diluted                    $      .02        ($     .00)        $      .03       $      .00
                                                ==========        ==========         ==========       ==========


Weighted average number of
   common shares outstanding                     7,262,628         6,913,228          7,231,628        6,902,228
                                                ==========        ==========         ==========       ==========



See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      1997               1996
                                                                                   ----------         ----------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                     $   240,860        $     8,667
   Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
       Depreciation and amortization                                                  199,260            179,318
       Goodwill amortization                                                           40,529             36,588
       Amortization of deferred charges                                                 -                 50,000
       Accrued bond interest                                                                        (     18,989)
       Minority interest                                                               74,248              2,820
       Noncash expenses, officer's compensation                                        17,500              -
       (Increase) decrease in operating assets:
          Accounts receivable                                                       1,270,200            887,826
          Inventories                                                                  74,555       (     29,032)
          Prepaid expenses and other current assets                              (      1,661)      (     56,587)
          Purchases of marketable securities                                     (    515,054)      (    841,586)
          Proceeds from sales of marketable securities                                617,229              -
       (Decrease) in operating liabilities:
          Accounts payable and accrued expenses                                  (    521,331)      (    483,896)
          Income taxes payable                                                   (    244,290)      (      5,901)
                                                                                   ----------         ----------

                Net cash provided by (used in) operating activities                 1,252,045       (    270,772)
                                                                                   ----------         ----------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                     (    211,305)      (     65,926)
   Advances to officers                                                                   -         (     32,000)
                                                                                   ----------         ----------

                Net cash (used in) investing activities                          (    211,305)      (     97,926)
                                                                                   ----------         ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                               -                 27,500
   Net repayments of short-term obligations                                      (    400,000)      (    300,000)
   Repayments of long-term debt and capital lease obligation                     (     58,294)      (    152,128)
                                                                                   ----------         ----------

                Net cash (used in) financing activities                          (    458,294)      (    424,628)
                                                                                   ----------         ----------

Net increase (decrease) in cash                                                       582,446       (    793,326)

Cash at beginning of period                                                           412,174          1,043,011
                                                                                   ----------         ----------

Cash at end of period                                                             $   994,620        $   249,685
                                                                                   ==========         ==========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                       $    20,745       $     84,050
                                                                                   ----------         ----------
   Income taxes                                                                   $   373,850       $     23,800
                                                                                   ----------         ----------

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to stockholders. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year, or any future interim period.


2.      Inventories consisted of the following:
                                                June 30,        December 31,
                                                  1997             1996
                                                --------        ------------

        Raw materials                           $369,095         $410,949
        Finished goods                           121,721          154,422
                                                 -------          -------
                                                $490,816         $565,371
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

        During 1993 through 1996, the Company exchanged 2,953,964 additional shares of its common stock for 2,953,964 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties. In June, 1997, the Company exchanged 186,000 additional shares of its common stock for 186,000 shares of CECO's common stock with unrelated third parties. As of June 30, 1997, the Company owned 70.3% of CECO's common stock.

        Summarized financial information of CECO as of and for its six months ended June 30, 1997, is as follows:

                Financial position:
                   Working capital                                 $1,332,720
                                                                    =========
                   Total assets                                    $4,235,148
                                                                    =========
                   Net shareholders' equity                        $2,344,398
                                                                    =========

                Results of operations:
                   Net sales                                       $5,467,487
                                                                    =========
                   Income before income taxes                      $  404,056
                                                                   ==========
                   Net income                                      $  243,056
                                                                   ==========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------



Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash and marketable securities position increased from $1,427,695 at December 31, 1996 to $1,907,966 at June 30, 1997. This
increase of $480,271 is attributable principally to the source of cash from operating activities of $1,149,870 (excluding activities involving marketable securities) during the six months ended June 30, 1997. The cash generation is the result of a substantial increase in net income compared to the same period in the previous year and the collection of accounts receivable offset by payments for accounts payable, accrued expenses and income taxes. A portion of this increase was offset by the use of $211,305 of cash in investing activities for the acquisition of equipment and intangible assets and the use of $458,294 in financing activities to repay debt.

Management believes that CECO's expected revenues from operations, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

The Company and CECO have entered into a five-year management and consulting agreement during 1994 pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December, 1998. The Company believes its consulting agreement with CECO and investment income from its investment in marketable securities should provide sufficient revenue to meet its general and administrative expenses.



Results of Operations - The Company

The Company's consolidated statement of operations for the six-month periods ended June 30, 1997 and 1996 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income or loss.

The Company received $60,000 during each quarter for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income, revenues or expenses other than as a result of its investment in CECO and its investment in marketable securities and except for its investment activities the Company does not engage in operations other than through its operating subsidiary, CECO.

CECO is comprised of the CECO Group of companies - CECO Filters, Inc., Air Purator Corporation, Compliance Systems International, Inc., and U.S. Facilities Management Company, Inc. - which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------




CECO manufacturers and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Air Purator Corporation ("APC"), designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Compliance Systems International ("CSI") offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. CSI also offers a complete range of air quality consulting services using a proprietary network of industry experts with years of air quality and purification system knowledge. U.S. Facilities Management Company, Inc. ("USFM") provides facilities management and software, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Six Months ended June 30, 1997 to Six Months ended June 30, 1996

Sales were approximately $5.5 million and $4.0 million for the six-month periods ended June 30, 1997 and 1996, respectively, an increase of 35.8% from 1996 to 1997. The increase in sales from 1996 to 1997 resulted primarily from more sales orders and higher backlog at the end of 1996. APC's sales increased by 71% compared to the same period in the previous year. Sales of our core CECO filter media benefited from contractual supply agreements in the private sector. These increases were offset by a reduction of new system sales of CSI scrubbers and CECO mist eliminators caused by capital spending constraints in our targeted market segments.

CECO's backlog of orders at June 30, 1997 was approximately $1.5 million as compared to $3.3 million at June 30, 1996. There can be no assurance that order backlog will be replicated, or increased or that it will translate into higher revenues in the future. The success of CECO's operating results can be significantly impacted by the introduction of new products and/or new manufacturing technologies by competitors, rapid change in the demand for its products, decrease in the average selling price over the life of a product as competition increases, and CECO's implementation of its target marketing approach.

CECO's overall cost of sales slightly decreased as a percentage of sales for the six months ended June 30, 1997 (51.2%) compared to the six months ended June 30, 1996 (52.3%). The decrease can be attributed to decreases in raw material costs as well as lower costs incurred to service CECO's products.

CECO's selling and administrative expenses amounted to $1,897,766 for the six-month period ended June 30, 1997 compared to $1,520,748 for the six-month period ended June 30, 1996, representing an increase of $377,018 or 24.8%. A substantial portion of the selling and administrative expenses are fixed in nature. However, sales and customer service positions were increased as part of CECO's overall restructuring to strengthen marketing approach and accommodate anticipated growth. In addition, a portion of this increase in selling and administrative expenses resulted from the newly formed subsidiary, USFM.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



During 1994, CECO entered into a management and consulting agreement with the Company, a majority shareholder of CECO. The terms of the agreement require payment of fees of $20,000 per month from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CECO incurred management fees to the Company of $120,000 during each of the six-month periods ended June 30, 1997 and 1996.

Interest expense decreased during the six-month period ended June 30, 1997, when compared to the same period in 1996. The decrease in interest expense can be attributed to non-utilization of the line of credit.

CECO generated pre-tax income of $404,056 for the six-month period ended June 30, 1997 as compared to pre-tax income of $15,792 for the six-month period ended June 30, 1996. This change is attributed principally to the increase in sales as well as the increase in gross margins for the six-month period ended June 30, 1997 compared to same period in 1996.

The provision for federal and state tax income taxes for the six-month period ended June 30, 1997 amounted to $161,000 compared to $8,000 for the six-month period ended June 30, 1996.

Comparison of Three Months ended June 30, 1997 to Three Months ended June 30,
1996

Sales were approximately $2.9 million and $1.9 million for the three-month periods ended June 30, 1997 and 1996, respectively. This represents an increase of 56.2% compared to the three months ended June 30, 1996.

CECO's overall cost of sales slightly decreased as a percentage of sales for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The decrease can be attributed to lower raw material costs as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $1,019,619 for the three-month period ended June 30, 1997 compared to $733,168 for the three-month period ended June 30, 1996, representing an increase of $286,451 or 39%, for the same reasons described in the six-month comparison described previously.

CECO paid the Company $60,000 during each of the three-months periods ended June 30, 1997 and 1996 in connection with its management consulting agreement.

Interest expense decreased during the three-month period ended June 30, 1997, when compared to the same period in 1996, due to lower utilization of the line of credit.

CECO generated pre-tax income of $244,941 for the three-month period ended June 30, 1997, as compared to a pre-tax loss of $9,454 for the three-month period ended June 30, 1996. This change is attributed principally to the increase in sales along with the increase in gross margins.

The provision for federal and state income taxes for the three-month period ended June 30, 1997 amounted to $97,400 as compared to the credit for federal and state income taxes of $2,000 for the three-month period ended June 30, 1996.

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



                                                     CECO ENVIRONMENTAL CORP.




                                                     ------------------------
                                                     Phillip DeZwirek
                                                     Chief Financial Officer
                                                     Chief Executive Officer



Date: July 31, 1997

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER         AMOUNT      ITEM DESCRIPTION
-----------         ------      ----------------


5-02(1)         $   994,620     Cash and cash items
5-02(2)             913,346     Marketable securities
5-02(3)(a)(1)       806,845     Notes and accounts receivable, trade
5-02(4)                   0     Allowances for doubtful accounts
5-02(6)             490,816     Inventories
5-02(9)           3,311,487     Total current assets
5-02(13)          3,530,823     Property, plant and equipment
5-02(14)          1,731,992     Accumulated depreciation
5-02(18)          8,542,470     Total assets
5-02(21)            822,452     Total current liabilities
5-02(22)          1,161,295     Bonds, mortgages and similar debt
5-02(28)               -        Preferred stock, mandatory redemption
5-02(29)               -        Preferred stock, no mandatory redemption
5-02(30)             75,245     Common stock
5-02(31)          5,505,724     Other stockholders' equity
5-02(32)          8,542,470     Total liabilities and stockholders' equity
5-03(b)1(a)       5,467,487     Net sales of tangible products
5-03(b)1          5,467,487     Total revenues
5-03(b)2(a)       2,797,027     Cost of tangible goods sold
5-03(b)2          5,012,577     Total costs and expenses applicable to
                                  sales and revenues
5-03(b)3             49,378     Other costs and expenses
5-03(b)5                  0     Provision for doubtful accounts and notes
5-03(b)(8)           70,576     Interest and amortization of debt discount
5-03(b)(10)         476,108     Income (loss) before taxes and other items
5-03(b)(11)         161,000     Income tax expense (credit)
5-03(b)(14)         240,860     Income (loss) continuing operations
5-03(b)(15)               0     Discontinued operations
5-03(b)(17)               0     Extraordinary items
5-03(b)(18)               0     Cumulative effect, changes in
                                  accounting principles
5-03(b)(19)         240,860     Net income or loss
5-03(b)(20)             .03     Earnings (loss) per share, primary
5-03(b)(20)             .03     Earnings (loss) per share, fully diluted