Form 10QSB
period 1997-09-30
CECO ENVIRONMENTAL CORP
filed 1997-11-12
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  SEPTEMBER 30, 1997        Commission file number     0-7099
                   ------------------                                   ------


                            CECO ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------


          NEW YORK                                               13-2566064
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA     M5G 1X3
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     416-593-6543
                                                   --------------------



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

                                                      X    Yes            No
                                                     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 1997 7,969,128

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                      INDEX
                                      -----

Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1997 and December 31, 1996                                                 2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1997 and 1996                                                              3

              Condensed consolidated statement of cash flows for the
                 nine-month periods ended September 30, 1997 and 1996                                   4 & 5

              Notes to condensed consolidated financial statements                                      6 & 7

              Management's discussion and analysis of the
                 financial condition and results of operations                                         8 to 11


Part II - Other Information                                                                              12


Signature                                                                                                13


                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         1997                  1996
                                                                     -----------           -----------
                                     ASSETS
Current assets:
  Cash                                                               $   877,710           $   412,174
  Marketable securities - trading                                        727,948             1,015,521
  Accounts receivable                                                  4,037,775             2,077,045
  Inventories                                                            678,793               565,371
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            234,394                  --
  Prepaid expenses and other current assets                              129,118                45,464
  Prepaid income taxes                                                   103,348                  --
  Deferred income taxes                                                   58,735                58,735
                                                                     -----------           -----------

           Total current assets                                        6,847,821             4,174,310

Property and equipment, at cost, net                                   1,989,198             1,806,126
Intangible assets, at cost, net                                        6,035,486             3,220,841
                                                                     -----------           -----------

           Total assets                                              $14,872,505           $ 9,201,277
                                                                     ===========           ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                             $ 1,040,576           $   400,000
  Current portion of long-term debt                                      323,043                83,100
  Current portion of capital lease obligation                              5,554                 6,043
  Accounts payable and accrued expenses                                2,257,926             1,220,595
  Billings in excess of costs and estimated earnings
     on uncompleted contracts                                          1,873,918                  --
  Due to former owners of Busch Co.                                      331,196                  --
  Income taxes payable                                                      --                 276,976
                                                                     -----------           -----------

           Total current liabilities                                   5,832,213             1,986,714

Long-term debt, less current portion                                   1,825,587             1,132,869
Capital lease obligation, less current portion                             5,298                 9,882
                                                                     -----------           -----------

           Total liabilities                                           7,663,098             3,129,465
                                                                     -----------           -----------

Minority interest                                                        273,648               964,203
                                                                     -----------           -----------
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                --                    --
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,107,048 and 7,338,548 shares issued,
     respectively                                                         81,070                73,385
  Capital in excess of par value                                       9,860,063             8,178,998
  Accumulated deficit                                               (  2,656,705)          ( 2,796,105)
                                                                     -----------           -----------
                                                                       7,284,428             5,456,278
  Less treasury stock, at cost                                      (    348,669)          (   348,669)
                                                                     -----------           -----------

           Net shareholders' equity                                    6,935,759             5,107,609
                                                                     -----------           -----------

           Total liabilities and shareholders' equity                $14,872,505           $ 9,201,277
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

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
                                                 1997                    1996                 1997                  1996
                                              -----------            -----------           -----------           -----------

Net sales                                     $ 4,971,942            $ 2,195,120           $10,439,429           $ 6,220,217
                                              -----------            -----------           -----------           -----------

Costs and expenses:
   Cost of sales                                2,826,672              1,172,444             5,623,699             3,277,633
   Selling and administrative                   2,300,143                792,709             4,275,904             2,416,063
   Depreciation and amortization                  127,845                118,107               367,634               334,013
                                              -----------            -----------           -----------           -----------

                                                5,254,660              2,083,260            10,267,237             6,027,709
                                              -----------            -----------           -----------           -----------

Income (loss) from operations                 (   282,718)               111,860               172,192               192,508

Investment income                                  37,350                 27,801               107,926                50,690

Interest expense                              (    17,885)           (    34,390)          (    67,263)          (   118,440)
                                              -----------            -----------           -----------           -----------

Income (loss) before provision
   (credit) for income taxes                  (   263,253)               105,271               212,855               124,758


Provision (credit) for income taxes           (   109,000)                44,192                52,000                52,192
                                              -----------            -----------           -----------           -----------

Income (loss) before
   minority interest                          (   154,253)                61,079               160,855                72,566


Minority interest                                  52,793            (    19,969)          (    21,455)          (    22,789)
                                              -----------            -----------           -----------           -----------

Net income (loss)                             ($  101,460)           $    41,110           $   139,400           $    49,777
                                              ===========            ===========           ===========           ===========


Net income (loss) per share,
   primary and fully diluted                  ($      .01)           $       .01           $       .02           $       .01
                                              ===========            ===========           ===========           ===========

Weighted average number of
   common shares outstanding                    7,774,961              7,037,128             7,412,739             6,950,861
                                              ===========            ===========           ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            1997                 1996
                                                                                         ----------           ----------
                           INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                                                                            $  139,400           $   49,777
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                          367,634              334,013
     Amortization of deferred charges                                                          --                 75,000
     Minority interest                                                                       21,455               22,789
     (Increase) decrease in operating assets, net of acquisition of Busch Co.:
       Purchases of marketable securities                                                (1,191,998)          (1,408,200)
       Proceeds from sales of marketable securities                                       1,501,143              502,876
       Accounts receivable                                                               (1,960,730)             469,975
       Inventories                                                                           31,957           (   24,980)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                        (  234,394)                --
       Prepaid expenses and other current assets                                         (   70,595)          (   65,406)
       Prepaid income taxes                                                              (  103,348)                --
     Increase (decrease) in operating liabilities,
         net of acquisition of Busch Co.:
       Accounts payable and accrued expenses                                              1,037,331           (  406,714)
       Income taxes payable                                                              (  276,976)              73,261
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                                1,873,918                 --
       Due to former owners of Busch Co.                                                    331,196                 --
                                                                                         ----------           ----------
           Net cash provided by (used in) operating activities                            1,465,993           (  377,609)
                                                                                         ----------           ----------
Cash flows from investing activities:
   Acquisition of Busch Co. allocated to:
     Goodwill                                                                            (1,717,421)                --
     Inventory                                                                           (  145,379)                --
     Equipment                                                                           (  131,818)                --
     Patents                                                                             (   92,323)                --
     Prepaid expenses                                                                    (   13,059)                --
   Additions to property and equipment and intangible assets                             (  468,624)          (   72,503)
   Advances to officers                                                                        --             (   34,000)
                                                                                         ----------           ----------

           Net cash (used in) investing activities                                       (2,568,624)          (  106,503)
                                                                                         ----------           ----------

                             CONTINUED ON NEXT PAGE

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               1997                 1996
                                                                           ----------           ----------
Cash flows from financing activities:
   Increase in long-term debt                                              $1,000,000           $     --
   Proceeds from issuance of common stock                                        --                 27,500
   Proceeds from (reduction of) short-term obligations                        640,576           (  150,000)
   Repayments of long-term debt and capital lease obligation               (   72,409)          (  175,056)
                                                                           ----------           ----------

           Net cash provided by (used in) financing activities              1,568,167           (  297,556)
                                                                           ----------           ----------

Net increase (decrease) in cash                                               465,536           (  781,668)


Cash at beginning of period                                                   412,174            1,043,011
                                                                           ----------           ----------

Cash at end of period                                                      $  877,710           $  261,343
                                                                           ==========           ==========

                SUPPLMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                $   67,263           $  118,440
                                                                           ----------           ----------
   Income taxes                                                            $  432,324           $   23,800
                                                                           ----------           ----------










See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1.      Presentation of Financial Statements
        ------------------------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to stockholders. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year, or any future interim period.


2.      Acquisition of Business
        -----------------------

        On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a wholly-owned subsidiary of CECO Filters, Inc., acquired substantially all of the assets, and the business, of Busch Co. ("Busch") for $2,100,000 in cash. Busch, located in Pittsburgh, Pennsylvania, was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support or related businesses. The acquisition was accounted for as a purchase. The Asset Purchase Agreement provides that, notwithstanding the actual September 25, 1997 closing date, the closing was deemed to be effective as of July 1, 1997. The condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 1997, therefore, includes the operations of New Busch Co. since July 1, 1997.

        On a pro forma basis, results of operations for the nine-month periods ended September 30, 1997 and 1996 would have been as follows, if the acquisition had been made as of January 1, 1996:

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                1997                1996
                                                                            -----------         -----------
        Net sales                                                           $17,343,271         $15,033,989
        Income before taxes on income                                           388,450             473,312
        Net income                                                              215,950             189,379
        Net income per share                                                       $.03                $.03


3. Inventories consisted of the following:
                                                                             September 30,        December 31,
                                                                                 1997                1996
                                                                              ----------          ----------
        Raw materials                                                          $409,617            $410,949
        Finished goods                                                          269,176             154,422
                                                                                -------             -------
                                                                               $678,793            $565,371
                                                                                =======             =======

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


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

        During 1993 through 1996, the Company exchanged 2,953,964 additional shares of its common stock for 2,953,964 shares of CECO's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CECO's common stock from unrelated third parties, which were subsequently sold in September, 1997. In June, 1997, the Company exchanged 186,000 additional shares of its common stock for 186,000 shares of CECO's common stock with unrelated third parties. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CECO's common stock with an officer of CECO. As of September 30, 1997, the Company owned 87.5% of CECO's common stock.

        Summarized financial information of CECO as of and for its nine months ended September 30, 1997, is as follows:

            Financial position:
               Working capital                               $     300,744
                                                              ============
               Total assets                                  $  10,302,507
                                                              ============
               Net shareholders' equity                      $   2,180,460
                                                              ============

            Results of operations:
               Net sales                                     $  10,439,429
                                                             =============
               Income before income taxes                    $     131,118
                                                             =============
               Net income                                    $      79,118
                                                             =============

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company
------------------------------------------------------------------

The Company's consolidated cash and marketable securities position increased from $1,427,695 at December 31, 1996 to $1,605,658 at September 30, 1997. This
increase of $177,963 is attributable principally to the source of cash from operating activities of $1,156,848 (excluding activities involving marketable securities) during the nine months ended September 30, 1997, offset by cash of approximately $160,000 used towards the acquisition of Busch Co., $368,000 used to acquire additional equipment and intangible assets, and $472,000 to repay existing debt.

Management believes that the expected revenues from operations of CECO Filters, Inc. ("CECO"), supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

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



Results of Operations - The Company
-----------------------------------

The Company's consolidated statement of operations for the nine-month periods ended September 30, 1997 and 1996 reflects the operations of the Company consolidated with the operations of CECO. As a result of multiple stock acquisitions, the Company, effective April 7, 1993, owned a greater than 50% interest in CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income or loss.

The Company received $60,000 during each quarter for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income, revenues or expenses other than as a result of its investment in CECO and its investment in marketable securities, and except for its investment activities, the Company does not engage in operations other than through its operating subsidiary, CECO.

CECO is comprised of CECO Filters, Inc., Air Purator Corporation ("APC"), Compliance Systems International, Inc. ("CSI"), U.S. Facilities Management Company, Inc. ("USFM") and New Busch Co., Inc. (collectively referred to as "the CECO Group"), which provide innovative solutions to air quality problems through particle and chemical control technologies and management services.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - The Company - Continued
-----------------------------------------------

CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. APC designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. CSI offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. USFM provides facilities management and software, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals. On September 25, 1997, CECO acquired substantially all of the assets of Busch Co. of Pittsburgh, PA, effective July 1, 1997. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies.


Results of Operations - CECO (Company's Subsidiary)
---------------------------------------------------

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended
-----------------------------------------------------------------------
September 30, 1996
------------------

Revenues were approximately $10.4 million and $6.2 million for the nine-month periods ended September 30, 1997 and 1996, respectively, representing an increase of 67.8%. The increase in revenues from 1996 to 1997 resulted primarily from an increase in sales orders, particularly new orders, which is a result of the implementation of a target marketing approach, focusing the CECO Group's efforts on opportunities in markets that are ready for its specialized systems and services. In addition, the acquisition of Busch Co., effective July 1, 1997, had the impact of increasing revenues by $2.7 million.

The CECO Group's backlog of orders at September 30, 1997 was approximately $10 million as compared to approximately $5.8 million at September 30, 1996, an increase of $4.2 million or 72%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenue in the future. The success of the CECO Group's business depends on a multitude of factors that are out of the CECO Group's control. The CECO Group's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and the CECO Group's dependence on the efforts of middle men to sell a significant portion of its product.

The CECO Group's overall cost of revenues increased as a percentage of sales for the nine months ended September 30, 1997 (53.9%) compared to the nine months ended September 30, 1996 (52.7%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 64% from July 1, 1997 through September 30, 1997. Without the impact of Busch Co., the cost of revenues as a percentage of revenues would have been 50.3%. The decrease, compared to the prior year and without the impact of Busch Co., is attributed to lower material costs, as well as lower costs incurred to service the CECO Group's products. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - CECO (Company's Subsidiary)
---------------------------------------------------

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended
-----------------------------------------------------------------------
September 30, 1996 - Continued
------------------------------

The CECO Group's selling and administrative expenses amounted to $4,137,533 for the nine-month period ended September 30, 1997 compared to $2,248,916 for the nine-month period ended September 30, 1996, representing an increase of $1,888,617, or 84%. A significant amount of this increase is attributable to selling and administrative expenses of Busch Co. since the effective date of the acquisition, as well as selling and administrative expenses associated with USFM which only recently commenced its operations. The selling and administrative expenses of Busch include a $500,000 charge for a sign-on bonus to a former officer of Busch Co. in connection with a three-year employment agreement. A substantial portion of the selling and administrative expenses are fixed in nature.

During 1994, the CECO Group entered into a management and consulting agreement with the Company. The terms of the agreement require payment of monthly fees of $20,000 from January, 1995 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The CECO Group incurred management fees to the Company of $180,000 during each of the nine-month periods ended September 30, 1997 and 1996.

Interest expense decreased by $51,177, or 43.2%, during the nine-month period ended September 30, 1997, when compared to the same period in 1996. The decrease in interest expense can be attributed to a reduced utilization of the bank line of credit during the nine months ended September 30, 1997 compared to the previous year.

The CECO Group earned pre-tax income of $131,118 for the nine-month period ended September 30, 1997 compared to pre-tax income of $116,910 for the nine-month period ended September 30, 1996. This change is attributed principally to the increase in revenues for the nine-month period ended September 30, 1997 with the comparable period of 1996, offset by the increase in costs and expenses.

The provision for federal and state income taxes for the nine-month periods ended September 30, 1997 and September 30, 1996 were comparable.


Comparison of Three Months Ended September 30, 1997 to Three Months Ended
-------------------------------------------------------------------------
September 30, 1996
------------------

Revenues were approximately $5 million and $2.2 million for the three-month periods ended September 30, 1997 and September 30, 1996, respectively, representing an increase of 126%. The increase in revenues is primarily attributable to the Busch Co. which accounted for approximately $2.7 million of the CECO Group's consolidated revenues.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Comparison of Three Months Ended September 30, 1997 to
------------------------------------------------------
Three Months Ended September 30, 1996 - Continued
-------------------------------------------------

The CECO Group's overall cost of revenues increased as a percentage of sales for the three months ended September 30, 1997 (56.8%) compared to the three months ended September 30, 1996 (53.4%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 64% from July 1, 1997 through September 30, 1997. Without the impact of Busch Co., the cost of revenues as a percentage of revenues would have been 48.1%. The decrease, compared to the prior year and without the impact of Busch Co., is attributed to lower raw material costs, as well as lower costs incurred to service the CECO Group's products. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $2,239,767 for the three-month period ended September 30, 1997 compared to $728,168 for the three-month period ended September 30, 1996, representing an increase of $1,511,599 or 207.6%. A significant amount of this increase is attributable to selling and administrative expenses of Busch Co. since the effective date of the acquisition, as well as selling and administrative expenses associated with USFM which only recently commenced its operations. The selling and administrative expenses of Busch include a $500,000 charge for a sign-on bonus to a former officer of Busch Co. in connection with a three-year employment agreement. Excluding the impact of Busch Co. and USFM, the Company's selling and administrative expenses have declined for each of the last three quarterly periods as management continues to focus on its target marketing approach instituted during the latter part of 1995.

Interest expense decreased during the three-month period ended September 30, 1997, when compared to the same period in 1996, as a result of reduced utilization of the bank line of credit.

The CECO Group incurred a pre-tax loss of $272,938 for the three-month period ended September 30, 1997 compared to pre-tax income of $101,118 for the three-month period ended September 30, 1996. This change is attributed principally to the one-time charge incurred for the sign-on bonus described previously.

The credit for federal and state income taxes for the three-month period ended September 30, 1997 amounted to $109,000 compared to a provision for federal and state income taxes of $44,192 for the three-month period ended September 30, 1996.

The Company is very excited about the addition of Busch Co. to its group. One of our main strategies is to develop an organization that is equipped to satisfy customers' needs by building an organization with skill sets and core competencies that provide value added services to them. We plan to continue to build on this strategy.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

                           Part II - Other Information
--------------------------------------------------------------------------------



Item 5 - Other Information

On August 13, 1997, CECO Environmental Corp. (the "Company") exchanged 582,500 newly issued shares of common stock for 1,165,000 shares of common stock of CECO Filters, Inc. ("Filters") with an executive officer of Filters. The exchange ratio was one share of common stock of the Company for two shares of common stock of Filters. Immediately after the exchange transaction, the Company owned 87.5% of the outstanding common stock of Filters.




Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - September 25, 1997 - Acquisition of substantially all assets and business of Busch Co.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                    =========================================

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



Date: October 31, 1997