Form 10KSB
period 1997-12-31
CECO ENVIRONMENTAL CORP
filed 1998-03-30
CIK 3197

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                  Commission File No.  0-7099
ended December 31, 1997

                            CECO ENVIRONMENTAL CORP.
                 (Name of Small Business Issuer in Its Charter)

            New York                                    13-2566064
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

505 University Avenue, Suite 1400
Toronto, Ontario CANADA                      M5G 1X3
(Address of Principal Executive Offices)    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (416) 593-6543

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

         State issuer's revenues for its most recent fiscal year:  $14,530,974

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 9, 1998): $13,932,975

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,415,048 shares of common stock, par value $0.01 per share, as of March 9, 1998.

Transitional Small Business Disclosure Format:  Yes ___   No _X_

                                     PART I

Item 1.  Business

         CECO Environmental Corp. ("CEC" or the "Company") was incorporated in New York State in 1966. The Company owns 6,274,498 shares of common stock CECO Filters, Inc. ("CECO"), representing 91.36% of CECO's outstanding common stock. The Company has no significant operations nor does it hold any significant assets other than CECO stock. CECO was incorporated July 25, 1985, and commenced operations in August 1985.

         For a description of CECO's business and other information regarding CECO, see "CECO Filters, Inc." below.

Recent Developments

         In 1997 management at CECO began to concentrate on targeting industrial markets in addition to specialty markets by focusing on adding service components to products offered. The acquisition of the business of Busch Co., described below, which provides engineering services as well as products was part of the strategy. In addition, CECO began in 1997 to focus on offering a facilities management service. The facilities management service combines products and management services using industry leading computer technology. Such service is also known as Computer Aided Facilities Management ("CAMF").

         To further implement its new focus, CECO funded U.S. Facilities Management Company, Inc. ("USFM"), a Delaware corporation and a wholly-owned subsidiary of CECO, with approximately an additional $400,000 to test its CAMF service in Phoenix, Arizona. As part of its strategy, CECO in early 1998, entered into an agreement with Western VAR Alliance, which will provide certain skills that USFM lacks. Management plans to standardize the system being used by USFM to allow CECO to use the system in new territories. CECO is also launching an acquisition program to gain such additional geographical territories where such a standardized strategy may be used.

         On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a Delaware corporation ("Busch") which is a wholly-owned subsidiary of CECO, acquired certain assets, and all rights and interests of, Busch Co., a Pennsylvania corporation (the "Seller") for a purchase price of $2,100,000 plus acquisition costs. The Seller was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support of related businesses. Seller's revenues in 1996 were slightly greater than the Company's consolidated revenues in 1996.

         The assets and rights Busch acquired include (i) the machinery, fixtures, leasehold improvements, vehicles and equipment of the Seller, (ii) all inventory of the Seller, (iii) all contractual rights of the Seller, including rights to purchase orders, sales orders, contracts-in-process and similar agreements, (iv) certain items of prepaid expenses, (v) all rights of the Seller in its patents, trademarks, service marks and licenses,
(vi) certain real property leasehold interests, (vii) the Seller's goodwill, and
(viii) all of the Seller's rights under employment agreements. The consideration was determined by arm's length negotiations between Busch and the Seller. The funds required for the acquisition were obtained using a credit facility established by CECO with CoreStates Bank, N.A. and a loan from CEC. The closing date was September 25, 1997, but was deemed to be effective as of July 1, 1997.

         In connection with such acquisition, Busch entered into an Employment, Non-Compete and Confidentiality Agreement with Andrew M. Halapin, the majority stockholder and President of the Seller, pursuant to which Mr. Halapin agreed to be Busch's President and chief operating officer for approximately three years. Included as compensation for Mr. Halapin's services was a $500,000 signing bonus. For a description of Busch's business and other information regarding Busch, see "New Busch Co., Inc." below.

         In October of 1997, for ease of administration, CECO transferred the assets of Compliance Systems International, a Delaware corporation and a wholly-owned subsidiary of CECO, to CECO.

         On October 1, 1997, the Board of Directors of the Company adopted the CECO Environmental Corp. 1997 Stock Option Plan (the "Plan"). The stock options are intended to qualify as incentive stock options and may be issued to officers, employees, directors, and consultants of the Company and its subsidiaries. One Million, Five Hundred Thousand shares of the Company's stock has been reserved for issuance pursuant to the Plan. As of March 18, 1998, 313,320 options under the Plan have been issued. Adoption of the Plan is subject to the approval of the shareholders of the Company by September 30, 1998. Any incentive stock options granted after adoption of the Plan by the Board of Directors will be treated as nonqualified stock options if shareholder approval is not obtained by September 30, 1998.

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

         During 1997, CECO continued to implement the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough will enable CECO to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows CECO the flexibility to sell or rent the systems. The rental approach allows CECO to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

         Air Purator Corporation ("APC"), a wholly owned subsidiary of CECO, is engaged in the manufacture of patented specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC mainly sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators with which APC deals. Products are uniformly priced for all purchasers through a published price list. APC's flagship product line is known in the field under the Huyglas(R) trade name. Huyglas is patented and is mainly used for high temperature (up to 550oF) service.

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

          In October 1997, the assets of Compliance Systems International, a Delaware corporation ("CSI"), a wholly-owned subsidiary of CECO, were moved to CECO. CSI was originally formed by CECO to pursue domestic and foreign environmental service markets and the sale of certain specialty equipment. CECO does, however, maintain use of the name CSI in its operations.

         CSI organized the Technology Council (the "Council"), a group of independent consultants that are available to assist on CECO's behalf, CECO's industrial and commercial clients with environmental control options including waste minimization. Members of the

Council are consulted by CECO when a customer hires CECO to address a problem that CECO can not resolve and which falls within such Council member's particular expertise.

         Through CSI, CECO has exclusive rights to engineer, market and sell the patented Catenary Grid Scrubber(R). This device is designed for use with heat and mass transfer operations and particulate control. CECO designs complete systems centered around these devices.

         During the fourth quarter of 1996 CECO formed USFM. USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance services to help customers achieve air quality and operational goals. In 1997, CECO funded USFM with $400,000 to test CAMF services in Phoenix, Arizona. This is a component in CECO's new strategy to focus on adding additional service elements to its products.

         During 1997, there were no customers which comprised more than 10% of CECO's consolidated net sales. During 1996 and 1995, two customers each comprised more than 10% of CECO's consolidated net sales in each year. Because the demand for CECO's filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond CECO's control, CECO is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

         While CECO is exploring targeting larger industrial markets, CECO is also continuing to service specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than CECO. In the year ended December 31, 1997, CECO and its subsidiaries continued to develop additional market areas, including storage facility and turbine lube oil vent emission control and their related odor control, new dry particulate emission control and combination scrubber - fiber bed filter systems, while also implementing changes to reach larger industrial markets. In recent years CECO added capabilities to penetrate the semiconductor and printed circuit board markets through its filter technology and its patented scrubbers.

         CECO has not been materially impacted by existing government regulation, nor is CECO aware of any probable government regulation that would materially affect its operations. CECO's costs in complying with environmental laws has been negligible. During 1997 and 1996, CECO estimates that $91,803 and $116,979, respectively, has been expended on research and development programs. Such costs are generally included as factors in determining CECO's pricing procedures.

         Suppliers

         CECO purchases all of its chemical grade fiberglass as needed from Manville Corporation, which CECO believes is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, CECO believes that it could obtain such material from foreign suppliers on acceptable terms. CECO believes that there is sufficient supply of raw materials for the other components of its filters and does not anticipate any shortages in the near future.

         APC purchases its raw material from a variety of sources and does not anticipate any shortages in the near future. While CECO depends upon two suppliers for certain specialty items, including glass and chemicals, CECO believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to CECO.

         Busch purchases a majority of its fans from New York Blower and a majority of its louvers from American Warming. Busch purchases additional materials from a variety of sources and does not anticipate any shortages in the near future. Busch believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to Busch.

         Backlog

         As of December 31, 1997, CECO's backlog of orders was approximately $10,213,816, as compared to approximately $3,700,000 as of December 31, 1996.

         Competition and Marketing

         Monsanto Corporation is dominant in the fiber bed mist eliminator industry. Monsanto's financial resources are far greater than CECO's, and Monsanto can undertake much more extensive marketing and advertising programs than CECO. Monsanto is also a competitor of Busch. Certain other competitors also have greater financial resources than CECO.

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

         CECO's subsidiaries each face substantial competition. Kirk & Blum is dominant in the air systems design industry and competes with Busch International, a division of Busch. Kirk

& Blum's financial resources are far greater than CECO's. APC and CSI each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Goretex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

          CECO's marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. CECO is also utilizing direct mail solicitation and selected advertising in trade journals and product guides and trade shows. CECO also utilizes sales representatives located in the United States, Canada and overseas and Special Sales Directors, each focused on specific industries. Busch, in addition to using direct solicitation and some sales representatives, also participates in industrial shows.

         Employees

         As of March 17, 1998, the Company did not have any full-time employees. CECO and its subsidiaries had 78 full-time employees and 3 part-time employees as of December 31, 1997. None of CECO's employees is currently unionized and CECO considers its relationship with its employees to be satisfactory.

         Key Employee

         CECO's operations to date have been largely dependent on the efforts of its President, Dr. Steven I. Taub. The loss to CECO of Dr. Taub would have a material adverse effect upon the operations of CECO. CECO has obtained key man life insurance in face amount of $5 million on the life of Dr. Taub in an effort to reduce, to the extent possible, the immediate adverse economic impact to its business that would occur if it were to lose the services of Dr.
Taub.

         Product Liability Insurance

         As of October, 1989 CECO obtained product liability insurance covering its products. The policy excludes environmental liability.

         Patents

         CECO currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. CECO also holds a patent on its N-ESTED(R) multiple bed fiberbed filter and an exclusive world-wide license to the patent on the Catenary Grid Scrubber and the Narrow Gap Venturi Scrubber. APC holds two patents on the Huyglas material. All of the prefilters, the multiple bed units and the Huyglas material have contributed to CECO's performance during 1997. Busch holds an exclusive license to the patent on the JET*STAR strip cooler, strip dryer, coil cooler, and strip blow-off systems. Busch also holds an exclusive license on the patent on the flexible nozzle material used in connection with the JET*STAR systems and the process of using water in addition to air used in the JET*STAR systems. There is no assurance that measurable revenues will accrue to CECO or its subsidiaries as a result of their patents or licenses.

         New Busch Co., Inc.

         CECO purchased the business of Busch Co. in September of 1997. Busch Co. had been in business since August of 1947.

         Busch is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and providing manufacturer's representative services to certain companies or manufacturers in support or related businesses. Busch consists of three divisions: Busch INTERNATIONAL, Busch MARTEC, and Busch RIG (resource implementation group).

         Busch INTERNATIONAL, the largest division of Busch, designs and supplies custom air systems to steel, aluminum, chemical, paper, glass, cement, power generation, and related industries on an international level. As part of its system designs, it supplies custom engineered precision-manufactured products specializing in air related applications. In addition, Busch INTERNATIONAL provides a wide range of special services, including conceptual studies, application engineering, and system start-up. Busch employs an engineering staff experienced in aerodynamic, mechanical, civil, and electrical disciplines. These personnel are utilized entirely to support Busch's air systems work. Areas of expertise include turbine inlet filtration, evaporative cooling, gas absorption, scrubbers, acoustics, and corrosion control.

         Busch INTERNATIONAL is noted as the premier supplier of custom engineered solutions for the control of fume and oil mist emissions from steel and aluminum rolling mills. Busch's Fume-Shield Systems are designed and supplied by Busch and are devised to contain, capture, convey, and clean contaminated air. Busch International fume exhaust systems and air- curtain hoods are designed to provide high efficiency control of oil mist and fumes.

         Busch INTERNATIONAL also designs, manufactures and supplies ventilation and other air handling equipment for industrial use. It also provides systems for corrosion protection, fugitive emissions control, evaporative cooling, oil mist collection, mill building ventilation, crane cab ventilation and other air handling applications. Some of these air handling units are the MRV-80, MRV-81, N-DUR-AIR, RE-TREAT,(R) and PCR.

         Busch INTERNATIONAL'S Jet*Star strip cooler, strip dryer, coil cooler, and strip blow- off systems are gaining significant market penetration for the ability to rapidly cool metal. The rapid cooling permits higher throughput than competitive processes. Busch is presently involved in supplying Jet*Start for new and upgrade mill construction work.

         Busch MARTEC acts as a manufacturers' representative with manufacturers relating to air and fluids products. Busch MARTEC does business almost exclusively in the Pittsburgh and tri-state area. Busch MARTEC also supplies certain products to the other Busch divisions.

         Busch RIG (resource implementation group) was started in November 1996. It designs and manufactures custom electrical and control systems and also acts as a manufacturers' representative of certain products, such as heat transfer devices and related support products.

         Recent Acquisitions

         On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a Delaware corporation ("Busch") which is a wholly-owned subsidiary of CECO formed on June 19, 1997, acquired certain assets, and all rights and interests of, Busch Co., a Pennsylvania corporation (the "Seller") for a purchase price of $2,100,000 plus acquisition costs. CECO financed the acquisition with proceeds from (i) a $1,040,576 loan from CECO's secured line-of-credit from CoreStates Bank, N.A., with an interest rate of 1/2% over the bank's prime lending rate, (ii) a secured term loan in the amount of $1,000,000 from CoreStates Bank, N.A. with an interest rate of 8.75% per annum, and (iii) a subordinated, unsecured loan from the Company in the amount of $500,000 with an interest rate of 10% per annum. The Seller was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support or related businesses.

         Acquisition of Shares of CECO by the Company

         In June, 1997, the Company exchanged 186,000 additional shares of its common stock for 186,000 shares of CECO's common stock with unrelated third parties. On August 13, 1997, pursuant to an Agreement and Plan of Reorganization among the Company, CECO and Stephen Taub, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CECO's common stock with Dr. Taub. Such transaction was intended to qualify as a "B" reorganization pursuant to the Internal Revenue Code.

         In addition, on February 18, 1998, the Company exchanged 281,768 shares of the Company for 281,768 shares of CECO with a single off-shore investor, which brought the Company's ownership of CECO's stock to 6,274,498 shares, representing 91.36% of CECO's outstanding common stock.

         The Company intends to purchase additional shares of CECO common stock if such additional shares become available at a price which the Company considers reasonable. Such purchases, if made, would be made through private transactions, including exchanges of the Company's common stock for CECO common stock, or open market stock purchases of CECO common stock.

         Investment by CECO in the Company

         On May 26, 1993, CECO purchased 100,000 shares of newly issued Common Stock of the Company for $2.80 per share or $280,000 in the aggregate. The market price for the Company's Common Stock closed at $4.00 per share at that date. The purchase price was paid for with $160,000 in cash, with the balance due on demand, without interest. The balance was paid in full during the first quarter of 1994. On the date of purchase the Company owned 52.1% of CECO's common stock. As of December 31, 1997, CECO distributed 17,800 shares of such Common Stock of the Company to certain of CECO's key employees in lieu of cash bonuses. Such CECO employees are restricted from selling such Common Stock for one year from the date of distribution.


Item 2.  Properties

         The Company maintains its offices in Toronto, Ontario at premises made available to them at no charge by Phillip DeZwirek, the Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors and a controlling shareholder of the Company.

         CECO owns a plant facility in Conshohocken, Pennsylvania. On February 25, 1993 CECO refinanced the property with a fourteen year commercial mortgage from CoreStates Bank at 8% through March 1, 1998 and thereafter at 3/4% over the Bank's prime rate.

         APC leases 11,500 square feet of space from BTR North America, Inc. for the premises in Taunton, Massachusetts for annual rental of $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will.

         CECO leases approximately 1,418 square feet at an annual rental of $13,201.58 in California, which space was used by CSI and is now used by CECO.

         Busch maintains its offices in Pittsburgh, Pennsylvania. The lease that Busch was assigned in connection with the acquisition of the Busch assets, is dated January 10, 1980 and extends through July 1999. The lease is for approximately 12,000 square feet at an annual rental of $133,308. Andrew M. Halapin, the former principal owner of Busch, is the beneficial owner of the property in which Busch's offices are located. Busch also leases 1,000 square feet of space in Etna, Pennsylvania for $315 per month. Such lease will expire on March 31, 1999.

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

             CEC Common Stock - Bids                            CEC Common Stock - Bids
             -----------------------                            -----------------------
             High      Low                                      High     Low
             ----      ---                                      ----     ---
1996                                             1997
----                                             ----

1st Quarter  $4.00     $2.625                    1st Quarter    $3.125   $1.9375
2nd Quarter  $3.50     $2.50                     2nd Quarter    $3.8125  $1.875
3rd Quarter  $3.125    $1.6875                   3rd Quarter    $4.875   $3.0625
4th Quarter  $2.9375   $1.75                     4th Quarter    $5.00    $3.0625

1998
----

1st Quarter  $3.70     $2.75
(through March 9, 1998)


         (b) The approximate number of beneficial holders of common stock of the Company as of March 9, 1998 was 515.

         (c) The Company has paid no dividends during the fiscal year ended December 31, 1996 or the fiscal year ended December 31, 1997. The Company does not expect to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Financial Condition, Liquidity and Capital Resources

The Company's consolidated cash position increased from $412,174 on December 31, 1996 to $847,827 on December 31, 1997. This net increase is attributable principally to the increase in cash provided by operating activities of $2,060,468 and the increase in cash provided by financing activities of $946,937, offset by cash used in investing activities of $2,571,752. Cash provided from operating activities includes cash received in connection with progress billings related to engineering contracts negotiated by New Busch Co. The Company acquired substantially all of the assets of Busch Co. in September 1997. Busch, located in Pittsburgh, Pennsylvania, is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process related products and also provides manufacturer's representative services to certain companies or manufacturers in support or related businesses.

At December 31, 1997, the Company's consolidated working capital was $648,756 compared to $2,187,596 at December 31,1996. A principal reason for the reduction in working capital is the result of the liability associated with the progress billing described previously. The investments in marketable securities, which earned interest income of $84,326 in 1997, are primarily in high yield bonds of major U.S. corporations.

CECO's capital expenditures amounted to $210,087 and $78,720 for the years ended December 31, 1997 and 1996, respectively. Such expenditures were primarily for computer hardware and software upgrades, engineering and manufacturing equipment upgrades and office renovations. CECO does not have material firm commitments for capital expenditures. However, equipment expenditure requirements are expected to increase as a result of CECO's anticipated growth.

CECO increased its line of credit with a commercial bank from $1,250,000 to $1,500,000, of which none was outstanding as of December 31, 1997. However, CECO also entered into a four- year, $1,000,000 term loan, with the same bank, the proceeds of which were used towards the acquisition of Busch described previously. At December 31, 1997, the principal outstanding balance on the term loan was $937,500.

The Company and CECO entered into a five-year management and consulting agreement, dated January 1, 1994 pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December 1998.

The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities should provide sufficient revenue to meet its general and administrative expenses. Management believes that CECO's expected cash flow from operations, supplemented by the available line of credit, will be adequate to meet CECO's anticipated cash needs for working capital, revenue growth, scheduled debt repayment and capital investment objectives for at least the next twelve months.

Results of Operations - The Company

The Company's consolidated statement of operations for the years ended December 31, 1997 and 1996 reflect the operations of the Company consolidated with the operations of CECO. During 1997, the Company earned consulting fees from CECO ($240,000), earned investment income from marketable securities ($84,326) and continued to incur general and administrative expenses ($204,104). As of December 31, 1997, the Company owned approximately 87.5% of the outstanding Common Stock of CECO. Minority interest on the consolidated statement of operations has been presented as a reduction in the loss for the year.

The following table sets forth income line items shown on the consolidated statement of operations, as a percentage of net sales, for the periods indicated. This table should be read in conjunction with the consolidated financial statements and notes thereto.


                                                         Year Ended
                                                        December 31,
                                                      ---------------
                                                      1997      1996
                                                      ----      -----
Revenues:
   Net sales- products                                75.0%     100.0%
 *Contract revenues                                   25.0        -
                                                     ------     -----
Total revenues                                       100.0      100.0
                                                     ------     -----

Costs and expenses:
   Cost of revenues - products                        39.5       52.7
   Cost of revenues - contracts                       16.3        -
   Selling and administrative                         41.8       35.8
   Depreciation and amortization                       2.6        4.2
                                                     -----      -----
                                                     100.2       92.7
                                                     -----      -----
Income (loss) from operations                          (.2)       7.3

Investment income                                       .6         .9
Interest expense                                       (.9)      (1.6)
                                                     -----      -----

Income (loss) before income taxes
      and minority interest                            (.5)       6.6
Income taxes                                            -         2.1
                                                     -----      -----

Income (loss) before minority interest                 (.5)       4.5
Minority interest in net (income) loss of
      consolidated subsidiary                           .2       (1.4)
                                                     -----      -----

Net income (loss)                                      (.3)%      3.1%
                                                     =====      =====

* New business area due to acquisition of Busch Co.

The Company's consolidated net sales, comprised entirely of CECO's consolidated net sales, were $14,530,974 for the year ended December 31, 1997 and $9,847,697 for the year ended December 31, 1996, an increase of 47.6%. This increase was due primarily to the sales of Busch.

Selling and administrative expenses were $204,104 for the year ended December 31, 1997 and $208,018 for the year ended December 31, 1996, excluding those expenses incurred by CECO that are reflected on the Company's consolidated statement of operations. Those expenses included accounting and legal fees, and fees relating to acquisition consulting and shareholder relations.

The Company received $240,000 for each of the years ended December 31, 1997 and 1996 for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

Except as set forth above, the Company has no other income (loss), revenues or expenses other than as a result of its investment in CECO and investment in marketable securities. The Company does not engage in operations other than through its operating subsidiary CECO. See discussion of CECO herein.

Results of Operations - CECO

1997 as Compared to 1996

Revenues for the year ended December 31, 1997 were $14,530,974, an increase of $4,683,277 or 47.6% from $9,847,697 for the year ended December 31, 1996. This increase was due primarily to the Busch acquisition completed in 1997.

CECO's overall cost of sales increased as a percentage of sales for the year ended December 31, 1997 (55.8%) compared to the year ended December 31, 1996 (52.7%). This increase is attributed to the impact of the Busch acquisition; Busch's costs as a percentage of sales amounted to 66.9% from July 1, 1997 through December 31, 1997. Without the acquisition of Busch, CECO's cost of sales as a percentage of sales would have been 51.0%. The decrease compared to the prior year, excluding figures from the operations of Busch, is attributed to lower material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales, including maintaining optimal levels of inventory and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $5,850,452 for the year ended December 31, 1997 compared to $3,316,716 for the year ended December 31, 1996, representing an increase of $2,533,736, or 76.4%. A significant amount of this increase is attributable to (i) selling and administrative expenses of Busch's operations since the effective date of the Busch acquisition, and (ii) selling and administrative expenses associated with USFM which only recently commenced its operations. The selling and administrative expenses of Busch include a non-recurring $500,000 charge for a sign-on bonus (the "Sign On Bonus") paid to a former officer of the old Busch Co. in connection with a three-year employment agreement. A substantial portion of CECO's selling and administrative expenses are fixed in nature.

CECO entered into a management and consulting agreement with the Company in 1994, in which terms of the agreement require payment of monthly fees of $20,000 through December 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CECO paid management fees to the Company of $240,000 during each of the years ended December 31, 1997 and 1996.

CECO's depreciation and amortization expense decreased from $341,599 in 1996 to $289,544 in 1997, primarily because equipment and intangible assets acquired more than five years ago became fully amortized or depreciated during 1997.

CECO's interest expense decreased by $24,136 or 15.6% during the year ended December 31, 1997 compared to the same period in 1996, principally due to decreased borrowings from CECO's line of credit in 1997.

CECO incurred a pretax loss of $95,744 for the year ended December 31, 1997 compared to pretax income of $606,813 for the year ended December 31, 1996. Pretax income for the year ended December 31, 1997, before deducting the charge for the Sign On Bonus ("non-recurring charge"), was $404,256. The decrease from the prior year is attributed principally to the increase in selling and administrative expenses in relation to the Busch acquisition, expenses connected with the start-up of USFM and expenses in relation to international sales development.

Net income (loss) per share for 1997 and 1996 before and after non-recurring charges were as follows:

                                           1997      1996
                                           ----      ----
Before non-recurring charge               $ .06     $ .06

After non-recurring charge                 (.01)      .06

1996 as Compared to 1995

      CECO's consolidated net sales increased by $1,412,388 or 16.7% from $8,435,309 in 1995 compared to $9,847,697 in 1996. Net income increased in 1996 from a loss of ($71,241) or ($0.01) per share to earnings of $401,025 or $0.07 per share in 1996, an improvement of $472,266. This dramatic improvement in financial performance was attributed to:

      o Continuation of CECO's target market strategy which allowed CECO to improve gross profit margins by attaining higher value for the products and services CECO provides.

      o Repositioning CECO in the marketplace to enhance how CECO is viewed by customers, competitors, employees, and shareholders. CECO is making good progress in identifying market segments that fit criteria for delivering exceptional value to both its customers and shareholders.

      o Redirection of CECO's design strategies to utilize standard components customized for specific customer needs. This specialized standardization approach helped shape much of CECO's new developments in 1996, and will become the cornerstone for improving competitiveness and profit margins over the next several years.

      o A new subsidiary, USFM, was formed to implement CECO'S facilities management strategy. Investment in this new activity was nearly $200,000. The market potential of this service-oriented business could greatly exceed that of the existing businesses and is discussed subsequently.

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

         A new, felted fiberglass fabric was developed by CECO's APC subsidiary, targeted to compete with DuPont Nomex(R) and other fabrics sold for dust collection in industrial applications. This product will allow CECO to compete for a larger share of the global market for filter fabric media and will add to CECO's established position with the Huyglas(R) trade name.

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

Item 7.      Financial Statements

             The Company's Consolidated Financial Statements of CECO Environmental Corp. and Subsidiaries for Years Ended December 31, 1997 and 1996 and other data are presented on the following pages:

Cover Page                                               20

Independent Auditor's Report                             21
    (Margolis & Company P.C.)

Consolidated Balance Sheet                               22

Consolidated Statement of Operations                     23

Consolidated Statement of Shareholders'                  24
    Equity

Consolidated Statement of Cash Flows                     25

Supplemental Disclosures of Cash                         26
    Flow Information

Supplemental Disclosures of Non-Cash                     26
    Investing and Financing Activities

Notes to Consolidated Financial Statements               27
    for the Years Ended December 31, 1997,
    and 1996

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
CECO Environmental Corp. and Subsidiaries
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                    Certified Public Accountants




Bala Cynwyd, PA
January 27, 1998

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                1997               1996
                                                                             -----------        ----------
                                                      ASSETS
Current assets:
   Cash     $  847,827                                                       $   412,174
   Marketable securities - trading                                               634,150         1,015,521
   Accounts receivable                                                         2,979,414         2,077,045
   Inventories                                                                   771,068           565,371
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                           235,454             -
   Prepaid expenses and other current assets                                     230,458            45,464
   Prepaid and refundable income taxes                                           150,200             -
   Deferred income taxes                                                          33,477            58,735
                                                                           -------------       -----------
            Total current assets                                               5,882,048         4,174,310

Property and equipment, net                                                    1,947,482         1,806,126
Intangible assets, at cost, net                                                6,107,554         3,220,841
Deferred income taxes                                                             23,896             -
                                                                           -------------      ------------

            Total assets                                                     $13,960,980        $9,201,277
                                                                           =============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                                    $     -           $   400,000
   Current portion of long-term debt                                             333,871            83,100
   Current portion of capital lease obligation                                     5,554             6,043
   Accounts payable  and accrued expenses                                      1,873,965         1,220,595
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                         2,517,310             -
   Due former owners of Busch Co.                                                502,592             -
   Income taxes payable                                                            -               276,976
                                                                           -------------      ------------
            Total current liabilities                                          5,233,292         1,986,714

Long-term debt, less current portion                                           1,732,993         1,132,869
Capital lease obligation, less current portion                                     3,821             9,882
                                                                           -------------      ------------

            Total liabilities                                                  6,970,106         3,129,465
                                                                           -------------      ------------

Minority interest                                                                248,289           964,203
                                                                           -------------      ------------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                       -                 -
   Common stock, $.01 par value; 100,000,000
     shares authorized, 8,107,048 and 7,338,548
     shares issued, respectively                                                  81,070            73,385
   Capital in excess of par value                                              9,860,063         8,178,998
   Accumulated deficit                                                        (2,849,879)       (2,796,105)
                                                                           -------------      ------------
                                                                               7,091,254         5,456,278
   Less treasury stock, at cost                                                 (348,669)         (348,669)
                                                                           -------------      ------------

            Net shareholders' equity                                           6,742,585         5,107,609
                                                                           -------------      ------------

            Total liabilities and shareholders' equity                       $13,960,980       $ 9,201,277
                                                                           =============      ============

The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------




                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                   1997                 1996
                                                                               -----------           ----------
Revenues:
   Net sales - products                                                        $10,901,728           $9,847,697
   Contract revenues                                                             3,629,246                -
                                                                               -----------           ----------

Total revenues                                                                  14,530,974            9,847,697
                                                                               -----------           ----------

Costs and expenses:
   Cost of revenues - products                                                   5,746,125            5,187,732
   Cost of revenues - contracts                                                  2,369,886                -
   Selling and administrative                                                    6,054,556            3,524,734
   Depreciation and amortization                                                   384,661              416,988
                                                                               -----------           ----------

                                                                                14,555,228            9,129,454
                                                                               -----------           ----------

Income (loss) from operations                                                      (24,254)             718,243

Investment income                                                                   84,326               82,763

Interest expense                                                                  (130,701)            (154,837)
                                                                               -----------           ----------

Income (loss) before income taxes
   and minority interest                                                           (70,629)             646,169

Income taxes                                                                         7,200              205,788
                                                                               -----------           ----------

Income (loss) before minority interest                                             (77,829)             440,381

Minority interest in net (income) loss of
   consolidated subsidiary                                                          24,055             (139,298)
                                                                               -----------           ----------

Net income (loss)                                                                 ($53,774)          $  301,083
                                                                               ===========           ==========

Net income (loss) per share, basic and diluted                                       ($.01)          $      .04
                                                                               ===========           ==========


The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                            CAPITAL IN
                                                          COMMON            EXCESS OF           ACCUMULATED           TREASURY
                                                           STOCK            PAR VALUE             DEFICIT               STOCK
                                                        ----------         ------------         -----------          -----------


Balance, December 31, 1995                               $69,563            $7,767,945          ($3,097,188)          ($398,669)

Net income for year ended
   December 31, 1996                                                                                301,083

Distribution of 17,800 shares of
   Company's common stock as
    employee bonuses                                                                                                     50,000

Acquisition of 5.1% of CECO Filters, Inc.
   common stock through issuance of
   371,200 shares of common stock                          3,712               383,663

Exercise of stock options                                    110                27,390
                                                        --------            ----------           ----------             -------


Balance, December 31, 1996                                73,385             8,178,998           (2,796,105)           (348,669)


Net (loss) for year ended
   December 31, 1997                                                                                (53,774)


Acquisition of 19.5% of CECO Filters, Inc.
   common stock through issuance of
   768,500 shares of common stock                          7,685             1,681,065
                                                        --------             ---------           ----------            --------


Balance, December 31, 1997                               $81,070            $9,860,063          ($2,849,879)          ($348,669)
                                                        ========             =========           ==========            ========






The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                 1997             1996
                                                                              -----------     ------------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                            ($53,774)      $   301,083
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Non-cash consulting fees                                                      -                75,000
     Distribution of 17,800 shares of Company's common
       stock as employee bonuses in lieu of cash                                   -                50,000
     Depreciation and amortization                                               384,661           416,988
     Deferred income taxes                                                         1,362           (57,734)
     Minority interest                                                           (24,055)          139,298
     (Increase) decrease in operating assets:
       Accounts receivable                                                      (902,369)         (220,504)
       Inventories                                                               (60,318)           89,455
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                      (235,454)            -
       Prepaid expenses and other current assets                                (174,460)           11,272
       Prepaid and refundable income taxes                                      (150,200)            -
       Purchase of marketable securities                                      (1,191,998)       (1,615,959)
       Proceeds from sale of marketable securities                             1,573,369           600,439
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                     653,370            54,589
       Income taxes payable                                                     (276,976)          266,231
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                     2,517,310             -
                                                                               ---------        ----------

            Net cash provided by operating activities                          2,060,468           110,158
                                                                               ---------        ----------

Cash flows from investing activities:
   Acquisition of Busch Co. allocated to:
     Goodwill                                                                 (1,819,331)            -
     Inventory                                                                  (145,379)            -
     Equipment                                                                  (131,818)            -
     Patents                                                                     (77,323)            -
     Prepaid expenses                                                            (13,059)            -
   Acquisitions of property and equipment                                       (210,087)          (78,720)
   Acquisitions of intangible assets                                            (198,855)          (39,688)
   Sale of CECO Filter's common stock                                             24,100             -
                                                                               ---------        ----------

            Net cash (used in) investing activities                           (2,571,752)         (118,408)
                                                                               ---------        ----------

                                              CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

--------------------------------------------------------------------------------




                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                1997              1996
                                                                             -----------    -------------

Cash flows from financing activities:
   Increase in long-term debt                                                 $1,000,000       $     -
   Net repayments, short-term obligations                                      ( 400,000)       (450,000)
   Repayments of long-term debt and
     capital lease obligation                                                   (155,655)       (200,087)
   Proceeds from exercise of stock options                                          -             27,500
   Due to former owners of Busch Co.                                             502,592             -
                                                                              ----------       ---------

            Net cash provided by (used in)
               financing activities                                              946,937        (622,587)
                                                                              ----------       ---------

Net increase (decrease) in cash                                                  435,653        (630,837)

Cash at beginning of year                                                        412,174       1,043,011
                                                                              ----------       ---------

Cash at end of year                                                           $  847,827       $ 412,174
                                                                              ==========       =========



                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                                   $  130,701       $ 158,430
                                                                              ----------       ---------
   Income taxes                                                               $  433,014       $  23,861
                                                                              ----------       ---------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company exchanged 186,000 and 371,200 shares of its common stock for 186,000 and 371,200 shares of CECO Filters, Inc. ("CFI") common stock with unrelated third parties in 1997 and 1996, respectively. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CFI's common stock with an officer of CFI.






The notes to consolidated financial statements are an integral part of the above statement.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------



1.      Nature of Business and Summary of Significant Accounting Policies

        Nature of business - The principal business of the Company's subsidiary is to provide standard and engineered systems for air quality improvement and to offer complete operation, maintenance and data processing services to industrial and commercial customers, primarily in the United States.

        Principles of consolidation - The consolidated financial statements include the accounts of CECO Environmental Corp. (the "Company"), and CECO Filters, Inc. ("CFI"), an 87.5% (as of December 31, 1997) owned subsidiary. The Company acquired its majority ownership in CFI in April 1993 (see Note 2). All intercompany balances and transactions have been eliminated.

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

        Investments in marketable securities - The Company's investments in marketable securities comprise corporate debt securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income.
        Investment income consists principally of interest income.

        Accounts receivable - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

        Inventories and revenue recognition - Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

        Property and equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        Intangible assets - Goodwill is being amortized on a straight-line basis over 40 years. The Company's policy is to continually monitor the recoverability of goodwill using a fair value approach. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years.

        Revenue recognition - Revenue from manufactured products and products purchased for resale is recognized upon shipment to customers.

        Revenue from contracts for the design and manufacture of air handling units are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

1.      Nature of Business and Summary of Significant Accounting Policies -
        Continued

        Contracts - continued

        Contract costs include direct material, labor cost and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.

        The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

        Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $117,481 in 1997 and $130,762 in 1996.

        Research and development - Research and development costs are charged to expense as incurred. The amounts charged were $91,803 in 1997 and $116,979 in 1996.

        Per share data - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes standards for computing basic and diluted earnings per share and is effective for periods ending after December 15, 1997. Per share data is computed using the weighted average number of common shares outstanding. The Company considers outstanding options and warrants in computing diluted net income (loss) per share only when they are dilutive. The weighted average number of common shares was 7,551,836 for 1997 and 7,001,036 for 1996 for basic and 7,953,212 for 1997 and 7,001,036 for
        1996 diluted net income (loss) per share.

        Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

        Stock-based compensation - In October, 1996, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation. SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to use the APB 25 method. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense related to its or CFI's stock option plan or the Company's warrants during 1997 and 1996.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------





1.      Nature of Business and Summary of Significant Accounting Policies -
        Continued

        Stock-based compensation - continued

        Entities electing to remain with this method must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. Had compensation cost for its or CFI's stock option plan and the warrants issued by the Company been determined based on the fair value at the grant dates for awards under those arrangements consistent with the method of SFAS 123, the Company's 1996 net income and earnings per share would have been reduced to $38,583 and $.01, respectively. The effect on net loss for 1997 for options granted under the Company's stock option plan would have been de minimis.

        Changes in accounting policies - In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February, 1998, the FASB also issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". These pronouncements are effective for fiscal years beginning after December 15, 1997, and thus do not effect any of the financial statements reported on herein, but will become effective in 1998. The adoption of these pronouncements will have no impact on the Company's consolidated results of operations, financial position, or cash flows, but upon adoption may require disclosures for prior periods to be restated.



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

        During 1993 through 1996, the Company exchanged 2,953,964 additional shares of its common stock for 2,953,964 shares of CFI's common stock with unrelated third parties. Also, during 1993, the Company acquired, for cash, an additional 21,100 shares of CFI's common stock from unrelated third parties, which were subsequently sold in September, 1997. In June, 1997, the Company exchanged 186,000 additional shares of its common stock for 186,000 shares of CFI's common stock with unrelated third parties. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CFI's common stock with an officer of CFI. As of December 31, 1997, the Company owned 87.5% of CFI's common stock.

        The Company included CFI and its wholly-owned subsidiaries in its consolidated financial statements as of April 1993 when the Company's ownership of CFI's common stock exceeded 50%.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------





3.      Acquisition of Business

        On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a wholly-owned subsidiary of CECO Filters, Inc., acquired substantially all of the assets, and the business, of Busch Co. ("Busch") for $2,100,000 in cash, plus acquisition costs. Busch, located in Pittsburgh, Pennsylvania, was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support or related businesses. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $1,819,331, which was allocated to goodwill based upon preliminary estimates of fair value, is being amortized over 40 years. The Asset Purchase Agreement provides that, notwithstanding the actual September 25, 1997 closing date, the closing was deemed to be effective as of July 1, 1997. The 1997 statement of operations, therefore, includes the operations of New Busch Co. since July 1, 1997.

        On a pro forma basis, unaudited results of operations for the years ended December 31, 1997 and 1996 would have been as follows, if the acquisition had been made as of January 1, 1996:

                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                    1997               1996
                                                                                 -----------        -----------

        Total revenues                                                           $21,434,816        $21,599,393
        Income before taxes on income                                                857,791          1,075,867
        Net income                                                                   511,173            444,695
        Net income per share                                                               $.07               $.06


4.      Financial Instruments

        Fair value of financial instruments:

                                                         1997                                1996
                                             -----------------------------         -------------------------
                                               CARRYING           FAIR              CARRYING        FAIR
                                                AMOUNT            VALUE              AMOUNT         VALUE
                                                ------            -----              ------         -----
        Financial assets:
          Cash                               $847,827          $  847,827          $  412,174     $  412,174

        Marketable securities                 634,150             634,150           1,015,521      1,015,521

        Financial liabilities:
          Long-term debt                    2,066,864           1,963,547           1,215,469      1,140,611
          Short-term obligations                    -                   -             400,000        400,000


        The fair values of cash and short-term obligations are assumed to be equal to their reported carrying amounts based on their close proximity to maturity.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------





4.      Financial Instruments - Continued

        Valuations for marketable securities are determined based on quoted market prices and valuations for long-term debt are determined based on future payments discounted at current interest rates for similar obligations.

        Management of the Company does not expect any losses to result from its standby letter of credit described in Note 10 and, therefore, is of the opinion that the fair value of this off- balance sheet financial instrument is zero.

        The Company does not hold any financial instruments for trading purposes.



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



5.      Accounts Receivable

                                                                                    1997            1996
                                                                                ------------    ------------

        Trade receivables                                                         $1,321,760      $2,077,045

        Contract receivables:
          Billed on completed contracts                                                3,817           -
          Billed on contracts in progress                                          1,653,837           -
                                                                                  ----------      ----------

                                                                                  $2,979,414      $2,077,045
                                                                                  ==========      ==========

6.      Inventories

        Inventories consisted of the following at December 31:

                                                                                      1997             1996
                                                                                    ---------        ---------

        Raw material                                                                 $409,639         $410,949
        Finished goods                                                                157,911          154,422
        Parts for resale                                                              203,518             -
                                                                                     --------         --------
                                                                                     $771,068         $565,371
                                                                                     ========         ========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




7.      Costs and Estimated Earnings on Uncompleted Contracts at
        December 31, 1997

        Costs incurred on uncompleted contracts                                                     $2,217,978
        Estimated earnings                                                                           1,205,994
                                                                                                    ----------
                                                                                                     3,423,972
        Less billings to date
                                                                                                     5,705,828
                                                                                                    ----------
                                                                                                   ($2,281,856)
                                                                                                    ==========

        Included in the accompanying balance sheet under the following captions:

             Costs and estimated earnings in excess
                of billings on uncompleted contracts                                                $  235,454
             Billings in excess of costs and estimated
                  earnings on uncompleted contracts                                                 (2,517,310)
                                                                                                     ---------
                                                                                                   ($2,281,856)
                                                                                                    ==========


8.      Property and Equipment

        Property and equipment consisted of the following at December 31:

                                                                                       1997            1996
                                                                                  -----------       ----------

        Land                                                                      $   137,342       $  137,342
        Building                                                                    1,679,659        1,670,631
        Machinery and equipment                                                     1,884,572        1,551,694
                                                                                    ---------        ---------
                                                                                    3,701,573        3,359,667
        Less accumulated depreciation                                               1,754,091        1,553,541
                                                                                    ---------        ---------
                                                                                   $1,947,482       $1,806,126
                                                                                    =========        =========


        Depreciation expense was $200,550 and $292,225 for 1997 and 1996, respectively. Machinery and equipment at December 31, 1997 and 1996 included equipment acquired under a capital lease with a cost of $19,793 and accumulated depreciation of $15,097 and $7,918, respectively.

9.      Intangible Assets

        Intangible assets consisted of the following at December 31:

                                                                                    1997              1996
                                                                                -------------      -----------

        Goodwill                                                                   $6,177,927       $3,438,432
        Customer lists                                                                    -             81,500
        Non-compete agreements                                                        100,000           62,500
        Patents                                                                       251,692           77,406
                                                                                   ----------       ----------
                                                                                    6,529,619        3,659,838
        Less accumulated amortization                                                 422,065          438,997
                                                                                   ----------       ----------
                                                                                   $6,107,554       $3,220,841
                                                                                   ==========       ==========

        Amortization expense was $184,111 and $124,763 for 1997 and 1996, respectively.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




10.     Debt

                                                                                                      1997              1996
                                                                                                   --------            ------

        Short-term obligations

        Note payable, bank, under line of credit. CFI has a line of credit with a bank permitting borrowings of up to $1,500,000 ($1,250,000 at
          December 31, 1996) with interest at the prime rate plus 1/2% (1/4% at
          December 31, 1996) (effective rate of 9% and 8.5% at December 31, 1997 and 1996, respectively). Borrowing are limited to 80% of eligible accounts receivable plus a permitted out-of-formula advance which at
          December 31, 1997 was $600,000. There was also a $150,000 standby letter of credit to the Pennsylvania Industrial Development Authority which was outstanding
          at both dates.                                                                        $        -         $   400,000
                                                                                                 =============      ==========


        Long-term debt

        Term loan, bank, monthly payments of $20,833, plus interest at 1/2% over the prime rate (effective rate
          of 9%) through September, 2001                                                              $937,500     $       -

        Mortgage note payable, bank, monthly installments of $10,149, including interest at 8% per annum through March 1, 1998 at which time the interest rate will be adjusted to a per annum rate equal to 3/4% in excess of the prime rate. Remaining principal will be repaid in 110 equal monthly installments beginning
          April 1, 1998, plus interest.                                                                857,956         907,928

        Pennsylvania Industrial Development Authority, payable in equal monthly installments of $2,797 including interest at 3% per annum, through
          May, 2007, collateralized by a second mortgage on land
          and building                                                                                 271,408         296,420

        Delaware Valley Industrial Resource Center, payable in equal monthly installments of $489 including interest
          at 3% per annum, through February, 1997                                                          -               974

        Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $273 including
          interest at 3% per annum, through May, 1997                                                      -             1,355
                                                                                                    ----------      ----------
                  Totals (carried forward)                                                          $2,066,864      $1,206,677
                                                                                                    ----------      ----------

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------





10.     Debt - Continued

                                                                                    1997              1996
                                                                                 -----------       -----------
        Long-term debt - continued

                  Totals (brought forward)                                        $2,066,864        $1,206,677

        Delaware Valley Industrial Resource Center, payable in equal monthly installments of $131 including interest at
          3% per annum, through April, 1997                                            -                   521

        Delaware Valley Industrial Resource Center, payable
          in equal monthly installments of $560 including
          interest at 3% per annum.  Repaid in 1997.                                   -                 8,771
                                                                                  ----------       -----------
                                                                                   2,066,864         1,215,969
        Less current portion                                                         333,871            83,100
                                                                                  ----------       -----------

                                                                                  $1,732,993        $1,132,869
                                                                                  ==========       ===========

        Maturities of all long-term debt over the next five years are estimated as follows:

                  1998                                         $333,871
                  1999                                          847,427
                  2000                                          355,272
                  2001                                          301,340
                  2002                                          123,201

        CFI's property and equipment, accounts receivable, and inventory serve as collateral for its bank debt. The bank debt is also subject to financial covenants which require CFI to maintain a minimum cash flow coverage, current ratio and net worth. The Company obtained a waiver from the bank for these covenants which is effective through December 31, 1998.

11.     Capital Lease Obligation

        CFI acquired equipment under the provisions of a long-term lease. Future minimum lease payments under the capital lease are as follows:

                1998                                           $  6,953
                1999                                              3,478
                                                                -------
                                                                 10,431
           Less amount representing interest                      1,056
           Present value of net minimum                         -------
             capital lease payments                               9,375
           Less current portion                                   5,554
                                                                -------
           Long-term portion                                   $  3,821
                                                                =======

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




12.     Shareholders' Equity

        Stock Option Plan

        CFI maintained a stock option plan for its employees through 1996. During 1997, all participants in the CFI plan were given the opportunity to exchange their unexercised options for the same number of options in a new plan established by CECO Environmental Corp. Under the former plan, options to purchase 500,000 shares of CFI's common stock were available to be granted at not less than 100% of the market price of the shares on the date of grant. Options were generally exercisable one year from the date of grant and expired between five and ten years of the date of grant. At December 31, 1997, there were no outstanding options with respect to the CFI plan. Options under the 1997 CECO Environmental Corp. plan have the same terms. The grant date for all of the exchanged options is December 15, 1997, and 1,500,000 shares of CECO Environmental Corp.'s common stock have been reserved for issuance under this plan.

        The status of both stock option plans is as follows:

                                                                1997 - CECO
                                                               ENVIRONMENTAL
                                                                CORP. PLAN                1996 - CFI PLAN
                                                         ----------------------        ---------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                          SHARES        PRICE          SHARES         PRICE
                                                          ------      --------         ------         -----

        Outstanding at beginning of year                        0                       369,100       $1.14
        Granted                                           312,320      $4.46             80,900        1.04
        Forfeited                                               0                       (41,400)        .97
                                                        ---------                       -------

        Outstanding at end of year                        312,320       4.46            408,600        1.14
                                                        =========                       =======

        Options exercisable at year end                         0                       327,700
                                                        =========                       =======

        Available for grant at end of year              1,187,680                         6,850
                                                        =========                       =======


        Warrants to Purchase Common Stock

        In November 1996, the Company's Board of Directors authorized the issuance of warrants to purchase 750,000 shares of the Company's Common Stock to the Chief Executive Officer. The warrants carry an exercise price of $1.75 per share. The warrants expire 10 years from issuance. In January, 1998, additional warrants were issued to the Chief Executive Officer to purchase 250,000 shares of the Company's common stock, effective June 14, 1998, at an exercise price of $2.75 per warrant. These warrants expire 9 1/2 years from issuance.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




13.     Sales to Major Customers

        CFI had one customer in 1996 representing 15% of consolidated net revenues. There were no customers in 1997 where revenues exceeded 10% of consolidated net revenues.

14.     Employee Benefit Plans

        CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. CFI matches 50% of the first 6% of employee contributions. Plan expense for the years ended December 31, 1997 and 1996 was $57,678 and $34,505, respectively.

        CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the Plan for 1997 or 1996.


15.     Commitments

        Rent

        CFI leases certain facilities on a year-to-year basis. CFI also has future annual minimum rental commitments under noncancelable operating leases as follows:

                   1998                                $208,188
                   1999                                 161,737
                   2000                                 151,101
                   2001                                 134,873
                   2002                                  77,763

        Total rent expense under all operating leases for 1997 and 1996 was $206,927 and $88,515, respectively.

        Non-Compete Agreement

        In connection with the acquisition described in Note 2, the Company entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100,000 paid a the closing date, the agreement requires annual payments of $200,000 on each of the next four anniversary dates of the closing. The related cost is being amortized ratably over the four-year period.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




16.     Income Taxes

        Income taxes (benefit) consisted of the following at December 31:


                                                                                      1997              1996
                                                                                    ---------         --------
        Current:
          Federal                                                                    ($64,085)        $179,030
          State                                                                        69,923           84,492
                                                                                       ------         --------
                                                                                        5,838          263,522
        Deferred                                                                        1,362          (57,734)
                                                                                      -------         --------
                                                                                      $ 7,200         $205,788
                                                                                      =======         ========


        The provision (benefit) for income taxes differs from the statutory rate due to the following:

                                                                                      1997              1996
                                                                                    ---------         --------

              Tax (benefit) at statutory rate                                        ($24,014)        $219,697
              Increase (decrease) in tax resulting from:
                Net operating loss deduction                                          (40,875)         (39,013)
                State tax, net of federal benefit                                      46,149           55,765
                Change in tax versus book basis of assets                               1,362          (57,734)
                Permanent differences, principally goodwill                            44,249           32,114
                (Over) accrual of prior years' taxes                                  (16,852)          (9,198)
                Other                                                                  (2,819)           4,157
                                                                                      -------         --------

                                                                                      $ 7,200         $205,788
                                                                                      =======         ========


        Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

                                                                                      1997              1996
                                                                                    ---------         --------
              Deferred tax asset:
                Inventory capitalization                                              $13,477         $ 17,414
                Depreciation                                                           20,600           21,321
                Non-compete agreement                                                  18,666            -
                Employee bonuses - restricted
                  stock in lieu of cash                                                20,000           20,000
                Net operating loss carryforwards                                       50,000           92,000
                Less valuation allowance                                              (50,000)         (92,000)
                                                                                       ------           ------
                                                                                       72,743           58,735
              Deferred tax liability:
                Goodwill                                                              (15,370)           -
                                                                                       ------           ------

              Net deferred tax liability                                              $57,373          $58,735
                                                                                       ======           ======


                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------





16.     Income Taxes - Continued

        The Company has federal net operating loss carryforwards of approximately $125,000 which expire in 2008.

        The change in valuation allowance reflects current utilization of net operating loss carryforwards. A valuation allowance is provided since the utilization of tax benefits of net operating loss carryforwards is not assured.

        CECO Environmental Corp. and CFI each file separate federal income tax returns. In addition, the federal net operating loss carryforwards are not available to offset taxable income of CFI.

18.     Related Party Transactions

        Effective January 1, 1995, the Company entered into a consulting agreement with CFI. The terms of the agreement require monthly fees by CFI of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CFI paid the Company $240,000 during each of the years ended December 31, 1997 and 1996. These fees have been eliminated in consolidation.


19.     Consulting Agreement

        The Company entered into an eighteen-month consulting agreement with an unrelated third party, effective April 1, 1995, to provide financial consulting services to the Company which would, among other things, help the Company to broaden its stock market appeal. As compensation, the consultant received an option to purchase 1,000,000 shares of the Company's common stock at $2.50 per share, such option expiring April 30, 1996. Options exercised on or prior to December 31, 1995 were exercisable at $2.25 per share. In addition, the Company issued 100,000 shares of its common stock to the consultant.


        The value of the options and shares issued, as determined by an unrelated third party, was $150,000, such amount being deferred and amortized over the eighteen-month period of the consulting agreement. Amortization of $75,000 was recorded during 1996.

        During the year ended December 31, 1996, the consultant exercised options to acquire 11,000 shares of the Company's common stock.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------




20.     Backlog of Uncompleted Contracts

        Contracts in progress acquired on July 1, 1997
          in connection with acquisition of Busch Co.                                             $  8,557,030

        New contracts, July 1 through December 31, 1997                                              2,804,467

        Contract adjustments                                                                           291,501
                                                                                                   -----------
                                                                                                    11,652,998

        Less contract revenues recognized, July 1, 1997
          through December 31, 1997                                                                  3,629,246
                                                                                                   -----------

        Balance, December 31, 1997                                                                $  8,023,752
                                                                                                   ===========


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

Name                      Age                        Position
----                      ---                        --------

Phillip DeZwirek           60                Chairman of the Board of Directors; Chief
                                             Executive Officer and Chief Financial Officer

Jason Louis DeZwirek       27                Director, Secretary

Josephine Grivas           58                Director

Donald Wright              60                Director

          The business backgrounds during the past five years of the Company's directors and officers are as follows:

          Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek's principal occupations during the past five years have been as President (since May 1982 until 1993) and Chairman of the Board of Digital Fusion Multimedia Corp. (formerly Akers Medical Technologies Limited and herein called "Digital Fusion") of Toronto Canada; Chairman of the Board and Vice President of CECO Filters, Inc., a Delaware corporation (since 1985); and President of Can-Med (since
1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. Digital Fusion's common stock is traded over-the-counter on the NASDAQ Bulletin Board. CECO is discussed elsewhere in this document. See
Item 1 - Business.

          Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February, 1994. He became Secretary of the Company on February 20, 1998, following the resignation of Josephine Grivas as Secretary. Mr. DeZwirek from October 1, 1997, has also been a member of the Committee that was established to administer the Company's stock option plan. Mr. DeZwirek's principal occupation since 1993 has been as the President of Digital Fusion, a company that adapts books and movies to the CD Rom medium. From 1992 until 1993, Mr. DeZwirek was the Chief Financial Officer of Missing Treasurers Productions, a television production company.

          Josephine Grivas has been a director of the Company since February, 1991. She was its Secretary from October, 1992 until she resigned as of February 2, 1998. Ms. Grivas has since October 1, 1997, also been a member of the Committee that was established to administer the Company's stock option plan. Since February 20, 1998, Ms. Grivas has been a member of the Audit Committee, which was created to evaluate transactions where the potential for a conflict of interest exists and such other matters that are properly referred to the Audit Committee by the Board of Directors. Ms. Grivas had been an administrative assistant for Phillip DeZwirek, Icarus Investment Corp. and other entities he controls since 1975. She retired from those positions in February 1998. Ms. Grivas also is the Secretary and Treasurer and a director of Can-Med.

          Donald A. Wright became a director of the Company on February 20, 1998. Mr. Wright has also been a member of the Audit Committee since February 20, 1998. Mr. Wright has been a principal of and real estate broker with The Phillips Group in San Diego, California, a company which is a real estate developer and apartment building syndicator, since 1992. Since November 1996, Mr. Wright has also been a real estate broker with Prudential Dunn Realtors in Pacific Beach, California. From August 1995 until October 1996 he was the principal of and real estate broker with Barbour Real Estate Sales and Leasing in La Costa, California.

          During the fiscal year ended December 31, 1997, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors.

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

Item 10.  Executive Compensation

          Except for the compensation described below, neither the Company nor any of its subsidiaries paid, set aside or accrued any salary or other remuneration or bonus, or any amount pursuant to a profit-sharing, pension, retirement, deferred compensation or other similar plan, during its last fiscal year, to or for any of the Company's executive officers or directors.

          The directors of the Company received no consideration for serving in their capacity as directors of the Company during its last fiscal year. The Company has no annuity, pension or retirement plans.

Warrants

          On January 14, 1998, in consideration for Philip DeZwirek's valuable service to the Company as an employee, officer and director, the Company granted Mr. DeZwirek warrants (the "Warrants") to purchase up to 250,000 shares of the Company's common stock ("Warrant Shares"). The Warrants are exercisable at any time between June 14, 1998 and January 14, 2008 inclusive at a price of $2.75, the closing price of the Company's common stock on January 14, 1998. The Warrants are transferable and grant the holders thereof "piggyback registration rights", i.e. the right to participate in any registration of securities by the Company other than a registration statement in connection with a merger or pursuant to registration statements on Forms S-4 or S-8. Additionally, the holders of a majority of the Warrant Shares and the Warrants have the right on two occasions to have the Company prepare and file with the Securities and Exchange Commission a registration statement and such other documents as may be necessary for such holders to effect a public offering of Warrant Shares previously issued or to be issued upon the effectiveness of such registration statement. The Company is however required to pay the expenses of only one of such registrations. The right to demand such registrations expires on January 14, 2008 or upon the happening of certain other conditions.


Compensation

          On October 1, 1997, the Board of Directors of the Company adopted the CECO Environmental Corp. 1997 Stock Option Plan (the "Plan"). The stock options are intended to qualify as incentive stock options and may be issued to officers, employees, directors, and consultants of the Company and its subsidiaries. The Plan must be administered by a committee of at least two non-employee directors; the committee currently consists of Jason DeZwirek and Josephine Grivas. One Million, Five Hundred Thousand shares of the Company's stock has been reserved for issuance pursuant to the Plan. Options to purchase stock may be granted at not less than 100% of the market price of the shares on the date of the grant, except that if the grantee of the options owns more than 10% of the voting power of stock of the Company or any of its subsidiaries, the option price per share may not be less than 110% of the market price on the date of the grant. As of March 18, 1998, 313,320 options under the Plan have been issued, none of which were issued to an officer or director of the Company. Adoption of the Plan is subject to the approval of the shareholders of the Company by September 30, 1998. Any incentive stock options granted after adoption of the Plan by the Board of Directors will be treated as nonqualified stock options if shareholder approval is not obtained by September 30, 1998.

          During 1997 CECO's stock option plan was terminated and all participants in CECO's stock option plan exchanged their options for options pursuant to the Plan.

          The following table summarizes the total compensation of Phillip DeZwirek, the Chief Executive Officer of the Company, for 1997 and the two previous years. There were no other executive officers of the Company who received compensation in excess of $100,000 in 1997.

SUMMARY COMPENSATION TABLE FOR THE COMPANY:

Name/                        Annual Compensation        Long Term Compensation
Principal Position         Year             Salary            Options (#)
------------------         ----             ------      ----------------------

Phillip DeZwirek           1997            $50,000               -
President and              1996            $42,500            750,000(1)
Chief Executive Officer    1995            $37,500               -

          The following tables set forth information with respect to Mr. DeZwirek concerning exercise of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 1997:

                       Number of       % of Total
                       Securities       Options/SARs
                       Underlying       Granted to        Exercise
                       Options        Employees in        or Base    Expiration
Name                   Granted (#)      Fiscal Year        ($/SH)       Date
----                   -----------    --------------      --------   ----------

Phillip DeZwirek            -                -               -            -

AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1997
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1997:

                      Shares              Number of Securities      Value of Unexercised
                     Acquired            Underlying Unexercised         In-the-Money
                        on       Value        Options/SARs              Options/SARs
                     Exercise   Realized      at 12/31/97               at 12/31/97
Name                    (#)        ($)        Exercisable               Exercisable
----                 --------   --------      -----------               -----------

Phillip DeZwirek(1)      0         0            750,000                   $984,375

-----------------

(1) Represents the Warrants issued to Phillip DeZwirek on November 7, 1996.

          The following table summarizes the total compensation of the Chief Executive Officer of CECO Filters, Inc. for 1997 and the two previous years (the "Named Executive Officer"). There were no other executive officers of CECO Filters, Inc. who received compensation in excess of $100,000 for 1997.

SUMMARY COMPENSATION TABLE FOR CECO FILTERS, INC.:

Name/                      Annual Compensation     Long Term Compensation      All Other
Principal Position         Year        Salary           Options (#)          Compensation
------------------         ----        ------           -----------          ------------

Steven I. Taub, Ph.D./     1997       $200,000          210,520(1)              $26,300(2)
President and              1996       $200,000           30,000                 $28,800
Chief Executive Officer    1995       $200,000           75,000                 $29,200

          The following tables set forth information with respect to the Named Executive Officer concerning exercise of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 1997:

                           Number of           % of Total
                           Securities          Options/SARs
                           Underlying          Granted to           Exercise
                           Options/SARs        Employees in         or Base       Expiration
Name                       Granted (#)         Fiscal Year           ($/SH)          Date
----                       ------------        ------------         --------      ----------

Steven I.Taub, Ph.D.        210,520(1,3)           67.4%              $4.75     December 31, 2006



--------------------
        (1) All options granted are for shares of stock of the Company pursuant to the Company's Stock Option Plan and were granted in exchange for the cancellation of all options held by Dr. Taub for the purchase of 325,000 shares of CECO.

        (2) Includes $2,000 as an IRA contribution and $24,300 as insurance premiums.

        (3) As of March 9, 1998, options for 42,104 shares are exercisable, with additional options for 21,052 shares becoming exercisable on January 2 of each year through 2006.

AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1997
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1997:

                      Shares                   Number of Securities         Value of Unexercised
                     Acquired                 Underlying Unexercised            In-the-Money
                        on        Value            Options/SARs                 Options/SARs
                     Exercise   Realized            at 12/31/97                  at 12/31/97
Name                   (#)         ($)       Exercisable Unexercisable   Exercisable Unexercisable
----                 --------   ---------    ----------- -------------   ----------- -------------

Steven I. Taub, Ph.D.    0          0           21,052       189,468          $0           $0


          Dr. Taub entered into a new Employment Agreement dated September 30, 1997 with CECO. The Employment Agreement was effective September 30, 1997 and has a term through June 30, 2002. Either party may terminate the Employment Agreement for cause. Dr. Taub's base salary is set at $225,000 per year, but may be modified by the mutual agreement of CECO and Dr. Taub. In addition to his base salary, Dr. Taub is entitled to (i) a $2,000 IRA contribution by CECO, (ii) a car for business use, or in the alternative, an expense reimbursement for his personal car up to $600 per month, (iii) life, medical, dental and disability insurance, and (iv) up to 25 days of paid vacation annually. In addition, Dr. Taub will receive fees for service as a director of CECO equal to the highest fee paid to any other director of CECO or its affiliates.

          Under the terms of the Employment Agreement, upon Dr. Taub's death, the Company must redeem, at the request of Dr. Taub's estate, all of the stock owned by Dr. Taub. The price of such redeemed stock will be the lesser of $2,000,000 or its market value. Either CECO or the Company must maintain at least $2,000,000 of life insurance on the life of Dr. Taub to pay for such redemption.

          Dr. Taub has agreed not engage in any business competitive with CECO for a term of two years after termination of his employment. The Employment Agreement also provides that Dr. Taub will receive 210,520 options for stock of the Company in exchange for options of stock of CECO.

          The following table summarizes the total compensation of Andrew M. Halapin, President and Chief Operating Officer of Busch, for 1997. There were no other executive officers of Busch who received compensation in excess of $100,000 for 1997. Mr. Halapin did not receive any options or SAR grants from the Company or Busch in 1997.

SUMMARY COMPENSATION TABLE FOR NEW BUSCH CO., INC.:


Name/                     Annual Compensation                                         All Other
Principal Position                Year             Salary            Bonus(1)       Compensation(2)
------------------        -------------------      ------            --------       ---------------

Andrew M. Halapin                1997             $100,000           $500,000           $100,000
President and
Chief Operating Officer



          Busch entered into an Employment, Non-Compete and Confidentiality Agreement dated September 25, 1997 with Andrew M. Halapin, pursuant to which Mr. Halapin agreed to be Busch's President and chief operating officer until June 30, 2000. Mr. Halapin receives a $200,000 annual salary. Mr. Halapin is also entitled to a bonus depending upon whether Busch meets or exceeds certain target earnings. Mr. Halapin agrees to not compete with Busch and its affiliates (including CECO) for two years from the date of the Employment Agreement or one year from the date of termination of the Employment Agreement, whichever is later. As compensation for Mr. Halapin's agreement not to compete, he received $100,000 upon execution of the Employment Agreement and is entitled to additional $200,000 annual payments for four years, for a total payment of $900,000 for Mr. Halapin's agreement not to compete with Busch and its affiliates. Upon termination of the Employment Agreement, Busch is required to pay Mr. Halapin $450,000 before January 31, 2002 in consideration of Mr. Halapin's providing certain consulting services to CECO.




--------------------
        (1) Represents a $500,000 signing bonus.

        (2) Represents a $100,000 payment for consideration of a non-compete agreement contained in Mr. Halapin's Employment Agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          (a)     Security Ownership of Certain Beneficial Owners

          The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of March 9, 1998, and the percent of the class so owned by each such person.

                                           No. of Shares          % of Total CEC
    Name of                               of Common Stock         Common Shares
Beneficial Owner                        Beneficially Owned        Outstanding(1)
----------------                        ------------------        --------------

Icarus Investment Corp.(2)
505 University Avenue, Suite 1400
Toronto, Ontario M5G 1X3                     1,334,360                15.9%

Phillip DeZwirek(2,3,4)
505 University Avenue, Suite 1400
Toronto, Ontario M5G 1P7                     2,089,857                22.8%

IntroTech Investments, Inc(5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                     1,598,666                19.0%

Jason Louis DeZwirek(2,5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                     2,933,026                34.9%

--------
(1) Based upon 8,415,048 shares of common stock of the Company outstanding as of March 9, 1998.

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

(3) Phillip DeZwirek is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of CEC.

(4) Includes 750,000 shares of the Company's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from the Company at a price of $1.75 per share pursuant to Warrants granted to Mr. DeZwirek by the Company on November 7, 1996. Excludes 250,00 shares that may be purchased pursuant to Warrants granted January 18, 1998, which are not exercisable until June 14, 1998.

(5) Introtech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

Steven Taub(6)                                624,604                   7.4%

--------
(6) Includes 42,104 shares of the Company's common stock that Dr. Taub may purchase by the exercise of options. Also includes 100,000 shares of stock that are being held in escrow pursuant to the Agreement and Plan of Reorganization dated August 13, 1997, pending results of audited 1998 financials of the Company. If 1998 revenues of CECO are greater than 1997 revenues, the 100,000 shares will be delivered to Dr. Taub. If 1998 revenues are greater than 95% and less than 100% of 1997 revenues of CECO, Dr. Taub will receive 50,000 of the escrowed shares; the remainder to be returned to the Company. If 1998 revenues are less than 95% of 1997's revenues of CECO, the Company will receive all of the 100,000 shares. Prior to completion of such financials, Dr. Taub has voting control of the escrowed shares.

          (b)     Security Ownership of Management

          As of March 9, 1998, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:

  Name of                          Number of
 Beneficial                        Shares of                 % of Total CEC
 Owner and                       Common Stock                 Common Shares
Position Held                Beneficially Owned                Outstanding(1)
-------------                ------------------               ---------------

Phillip DeZwirek
Chief Financial
Officer, Chief
Executive Officer,
Chairman of the
Board of Directors               2,089,857(2)                      22.8%

Jason Louis DeZwirek
Director, Secretary              2,933,026(3)                      34.9%

Josephine Grivas
Director                             ---                            ---

Donald Wright                        ---                            ---
Director

Officers and
Directors as a
group (4 persons)                3,688,523                         40.2%


-------------------

          (1) See Note 1 to the foregoing table.

          (2) See Notes 2, 3, and 4, to the foregoing table.

          (3)  See Notes 2 and 5 to the foregoing table.

          (c)     Changes in Control

          The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

          Since January 1, 1996, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

          The Company and CECO have entered into a five (5) year written management and consulting agreement pursuant to which the Company provides management and financial consulting services to CECO. The Company advises CECO on corporate policies, strategic and financial planning, mergers and acquisitions, financing, long-term financial goals and growth plans and related matters. This agreement was made as of January 1, 1994 and became effective as of July 1, 1994. Pursuant to this agreement CECO paid the Company management and financial consulting fees of $40,000 per month from July 1, 1994 through December 31, 1994 ($240,000 total), and paid $20,000 per month ($240,000 total)
for the 1995, 1996 and 1997 fiscal years. The contract requires monthly fees of $20,000 through the end of its term. The consulting agreement with CECO terminates on December 31, 1998, and may be terminated earlier upon the bankruptcy or liquidation of CECO or the Company, by the non-bankrupt party. The consulting agreement may also be terminated upon the sale of substantially all of the assets of CECO or the merger of CECO into another company, in which event the Company is entitled to receive a severance fee of $240,000.

          On September 25, 1997, CECO borrowed $500,000 from the Company to help fund the purchase of the assets for Busch. The loan is a subordinated, unsecured loan. No principal may be repaid until the entire balance of a $1,000,000 loan from CoreStates Bank, N.A. is repaid in full. The Company, however, receives payments of interest. Interest accrues on the unpaid principal at the rate of 10% per annum.

          Andrew Halapin, President of Busch, is the beneficial owner of the building in which Busch leases its principal office. The lease is a triple net lease, with annual rent in the amount of $133,308.

Item 13.  Exhibits, Lists and Reports on Form 8-K

                  (a)               Exhibits

               2.1 Agreement and Plan of Reorganization dated August 13, 1997 between CECO, the Company and Steven I. Taub.

                  3(i) Articles of Incorporation (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

                  3(ii) Bylaws (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

               4.1 Form of Warrant to be issued to broker-dealers and dealers in securities (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

               4.2 1987 CECO Filters, Inc. Key Employees and Key Personnel Stock Option Plan (Incorporated by reference from CECO's Registration Statement on Form S-18 declared effective on August 12, 1987)

               4.3 CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1990)

               4.4         CECO Environmental Corp. 1997 Stock Option Plan.

              10.13 Stock Purchase Agreement dated as of March 27, 1991 between CECO and Michael Edge (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

              10.14 Agreement of Sale dated July 2, 1991 between CECO and Bassett Properties, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.14.1 Addendum to Agreement of Sale dated July 14, 1991 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

              10.14.2 Second Addendum to Agreement of Sale dated July 23, 1991 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.15 Loan Agreement dated September 1, 1991 between CECO and Philadelphia Economic Development Financing Authority (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.16 Reimbursement Agreement dated September 1, 1991 between CECO and Philadelphia National Bank (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

              10.17 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC") (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.18 Mortgage dated October 28, 1991 by CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

              10.19 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.20 Acquisition Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.21 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

              10.22 Agreement of Purchase and Sale of Assets dated as of March 10, 1992 by and among A.P. Acquisition Corp., CECO, Air Purator Corporation and Vericon Corporation (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1991)

              10.23 Stock Purchase Agreement dated as of December 23, 1991, between CECO, Steven I. Taub, Introtech Investments, Inc. and Trio Growth Trust (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

              10.24 Promissory Note from Steven I. Taub to CECO in the amount of $83,334 (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

             10.25 Commercial Promissory Note dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

             10.26 Commercial-Industrial Mortgage dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                           1993)

            10.27 Stock Sale Agreement, dated June 18, 1992, between Registrant and Phillip DeZwirek relating to Can-Med Technology, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

            10.28 Stock Sale Agreement, dated June 18, 1993, between Registrant and Phillip DeZwirek relating to API Electronics, Inc. stock (Incorporated by reference from Form 8-K dated June 18, 1993 of the Company)

            10.29 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

            10.30 Consulting Agreement, dated as of April 1, 1995 between the Company and Pioneer Capital Consulting Corp. (Incorporated by reference from the Company's Quarterly Report on 10-QSB for the quarter ended March 31, 1995)

            10.31          Consulting Agreement among the Company, Robert A.
                           Lerman and John F. Ferraro, dated as of April 1, 1995, which agreement replaced Exhibit 10.30. (Incorporated by reference from the Company's Registration Statement on Form S-8 dated August 29,
                           1995)

            10.32 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

            10.33 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek.

            10.34 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

            10.35 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

            10.36 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for quarter ended September 30, 1997)

            10.37 $1,000,000 Note of CECO payable to Corestates Bank, N.A. dated September 25, 1997.

            10.38 $1,500,000 Demand Note of CECO payable to Corestates Bank, N.A. dated September 25, 1997.

            10.39          Loan Agreement between CECO and Corestates Bank, N.A.
                           dated September 24, 1997.

            10.40 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co.

            10.41 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994.

               21          Subsidiaries of the Company.

               27          Financial Data Schedule.


          (b)   Reports on Form 8-K

          The Company filed a report on Form 8-K during the fiscal quarter ended December 31, 1997. This report, dated September 25, 1997 and filed October 10, 1997, reported that the Company had acquired substantially all of the assets of Busch Co., a Pennsylvania corporation. On December 8, 1997, a Form 8-K/A was filed, which contained the financial statements of the business acquired and pro-forma consolidated financial statements for the Company and its subsidiaries.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CECO ENVIRONMENTAL CORP.

                           By:         /s/ Phillip DeZwirek
                                    ----------------------------
                                    Phillip DeZwirek,
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    Dated:  March 23, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive, Financial
and Accounting Officer


 /s/ Phillip DeZwirek                                          March 23, 1998
---------------------------------------
Phillip DeZwirek, Chairman of the
 Board and Director,
Principal Executive, Financial
 and Accounting Officer


/s/ Jason Louis DeZwirek                                       March 23, 1998
---------------------------------------
Jason Louis DeZwirek, Director


/s/ Josephine Grivas                                           March 23, 1998
---------------------------------------
Josephine Grivas, Director


/s/ Donald Wright                                              March 23, 1998
---------------------------------------
Donald Wright, Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                   REPORTS FILED PURSUANT TO SECTION 15(d) OF
                    THE EXCHANGE ACT BY NON-REPORTING ISSUERS


          The Company has not furnished to its security holders an annual report or proxy materials since the filing of its immediately prior report on Form 10-KSB. The Company will furnish to its security holders an annual report and proxy materials subsequent to filing this Form 10-KSB.