Form 10QSB
period 1998-03-31
CECO ENVIRONMENTAL CORP
filed 1998-05-11
CIK 3197

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   MARCH 31, 1998     Commission file number       0-7099
                  ------------------                           ----------------


                           CECO ENVIRONMENTAL CORP.
-------------------------------------------------------------------------------


             NEW YORK                                        13-2566064
-------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA    M5G 1X3
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          416-593-6543
                                                  -----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 1998 8,250,896

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                MARCH 31, 1998
-------------------------------------------------------------------------------


                                     INDEX
                                     -----



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 March 31, 1998 and December 31, 1997                       2

              Condensed consolidated statement of operations
                 for the three-month periods ended
                 March 31, 1998 and 1997                                    3

              Condensed consolidated statement of cash flows for the
                 three-month periods ended March 31, 1998 and 1997          4

              Notes to condensed consolidated financial statements        5 & 6

              Management's discussion and analysis of the
                 financial condition and results of operations           7 to 9




Signature                                                                  10

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
-------------------------------------------------------------------------------


                                                                             MARCH 31,         DECEMBER 31,
                                                                               1998                1997
                                                                            -----------        -----------
                                    ASSETS
Current assets:
  Cash                                                                      $   387,983       $    847,827
  Marketable securities - trading                                               650,498            634,150
  Accounts receivable                                                         3,643,438          2,979,414
  Inventories                                                                   646,185            771,068
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                           533,614            235,454
  Prepaid expenses and other current assets                                     283,427            230,458
  Prepaid and refundable income taxes                                            56,000            150,200
  Deferred income taxes                                                          33,477             33,477
                                                                            -----------        -----------
           Total current assets                                               6,234,622          5,882,048
Property and equipment, net                                                   2,057,093          1,947,482
Goodwill, net                                                                 5,043,660          5,834,858
Other intangible assets, at cost, net                                         1,354,563            272,696
Deferred income taxes                                                            23,896             23,896
                                                                            -----------        -----------

           Total assets                                                     $14,713,834        $13,960,980
                                                                            ===========        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                                    $   900,000        $     -
  Current portion of long-term debt                                             307,078            333,871
  Current portion of capital lease obligation                                     5,554              5,554
  Accounts payable  and accrued expenses                                      3,366,401          1,873,965
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,091,779          2,517,310
  Due former owners of Busch Co.                                                  7,076            502,592
                                                                            -----------        -----------

           Total current liabilities                                          5,677,888          5,233,292

Long-term debt, less current portion                                          1,686,551          1,732,993
Capital lease obligation, less current portion                                    2,320              3,821
                                                                            -----------        -----------

           Total liabilities                                                  7,366,759          6,970,106
                                                                            -----------        -----------

Minority interest                                                               186,886            248,289
                                                                            -----------        -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000
     shares authorized, none issued                                               -                  -
  Common stock, $.01 par value; 100,000,000
     shares authorized, 8,388,816 and 8,107,048
     shares issued, respectively                                                 83,888             81,070
  Capital in excess of par value                                             10,139,013          9,860,063
  Accumulated deficit                                                        (2,714,043)        (2,849,879)
                                                                            -----------        -----------
                                                                              7,508,858          7,091,254
  Less treasury stock, at cost                                                 (348,669)          (348,669)
                                                                            -----------        -----------

           Net shareholders' equity                                           7,160,189          6,742,585
                                                                            -----------        -----------

           Total liabilities and shareholders' equity                       $14,713,834        $13,960,980
                                                                            ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
-------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1998              1997
                                                                                  ----------          ----------

Revenues:
   Net sales - products                                                           $2,414,989          $2,491,876
   Contract revenues                                                               4,239,846              48,520
                                                                                  ----------          ----------

         Total revenues                                                            6,654,835           2,540,396
                                                                                  ----------          ----------

Costs and expenses:
   Cost of revenues - products                                                     1,285,010           1,287,871
   Cost of revenues - contracts                                                    3,028,955              27,000
   Selling and administrative                                                      1,878,420             916,464
   Depreciation and amortization                                                     141,709             119,366
                                                                                  ----------          ----------

                                                                                   6,334,094           2,350,701
                                                                                  ----------          ----------

Income from operations                                                               320,741             189,695

Investment income                                                                     16,932              21,995

Interest expense                                                                     (49,308)            (28,633)
                                                                                  ----------          ----------

Income before provision for income taxes                                             288,365             183,057

Provision for income taxes                                                           129,000              63,600
                                                                                  ----------          ----------

Income before minority interest                                                      159,365             119,457

Minority interest                                                                    (23,529)            (30,479)
                                                                                  ----------          ----------

Net income                                                                       $   135,836         $    88,978
                                                                                 ===========         ===========


Net income per share, basic and diluted                                          $       .02         $       .01
                                                                                 ===========         ===========


Weighted average number of common shares outstanding:
     Basic                                                                         8,156,973           7,200,628
                                                                                  ==========          ==========
     Diluted                                                                       8,547,598           7,763,933
                                                                                  ==========          ==========


See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
-------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1998              1997
                                                                                  ----------          ----------
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                                      $   135,836        $  88,978
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                                     113,749           99,630
    Goodwill amortization - CECO Filters, Inc.                                         27,960           19,736
    Minority interest                                                                  23,529           30,479
    (Increase) decrease in operating assets:
       Accounts receivable                                                            (94,317)         805,710
       Inventories                                                                    124,883          (32,325)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                           (274,274)           -
       Prepaid expenses and other current assets                                      (35,228)         (15,988)
       Prepaid and refundable income taxes                                             94,200            -
       Purchases of marketable securities                                            (876,155)        (237,783)
       Proceeds from sales of marketable securities                                   859,806          181,000
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                          995,432         (324,677)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                         (1,596,968)           -
       Income taxes payable                                                             -             (189,840)
                                                                                 ----------------      -------

            Net cash provided by (used in) operating activities                      (501,547)         424,920
                                                                                   ----------        ---------

Cash flows from investing activities:
  Acquisition of IFM, net of cash acquired, comprised of the following:
    Excess of current liabilities over current assets, net of cash acquired           169,756            -
    Equipment                                                                        (125,132)           -
    Goodwill                                                                         (144,493)           -
  Additions to property and equipment and intangible assets                           (65,164)         (32,804)
  Acquisition of additional shares of CECO Filters, Inc.                              (10,363)           -
                                                                                  -----------       ---------

            Net cash (used in) investing activities                                  (175,396)         (32,804)
                                                                                   ----------         --------

Cash flows from financing activities:
  Net borrowings (repayments) of short-term obligations                               798,524         (400,000)
  Net (repayments) of long-term debt and capital lease obligation                     (85,909)         (23,845)
  Due to former owners of Busch Co.                                                  (495,516)           -
                                                                                   ----------       ---------

            Net cash provided by (used in) financing activities                       217,099         (423,845)
                                                                                   ----------          -------

Net (decrease) in cash                                                               (459,844)         (31,729)

Cash at beginning of period                                                           847,827          412,174
                                                                                   ----------          -------

Cash and cash equivalents at end of period                                        $   387,983         $380,445
                                                                                   ==========          =======


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                                       $     49,308        $  28,633
                                                                                  -----------         --------
  Income taxes                                                                   $     34,800         $270,040
                                                                                  -----------          -------

See accompanying notes to condensed consolidated financial statements.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
-------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.      Acquisition of Businesses

        During March 1998, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets, and the business, of Integrated Facilities Management, Inc. ("IFM") for $150,000 in cash. IFM, located in Mesa, Arizona, provides a full range of services for inter-facility general repair, preventive maintenance and inter-facility construction needs exclusively for owners and users of industrial, commercial, educational, healthcare and manufacturing facilities. The acquisition was accounted for as a purchase. The Asset Purchase Agreement provides that, notwithstanding the actual closing date, the closing was deemed to be effective as of January 1, 1998. The condensed consolidated statement of operations for the three-month period ended March 31, 1998, therefore, includes the operations of IFM since January 1, 1998.

        On September 25, 1997, the Company acquired substantially all of the assets, and the business, of Busch Co. During April 1998, the Company completed a valuation of certain patents acquired as part of this acquisition, utilizing the services of an independent consultant. The valuation resulted in the reclassification of $1,047,000 from goodwill to other intangible assets. An additional amortization charge of approximately $43,000 for the three months ended March 31, 1998 resulted from this reclassification.

        On a pro forma basis, results of operations for the three-month periods ended March 31, 1998 and 1997, would have been as follows, if the acquisitions had been made as of January 1, 1997.


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1998             1997
                                                                                  ----------        ----------
        Total revenues                                                            $6,654,835        $6,598,317
        Income before provision for income taxes                                     288,365           410,202
        Net income                                                                   135,836           181,536
        Net income per share, basic and diluted                                          .02               .03


3. Inventories consisted of the following:

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1998             1997
                                                                                    ---------       ------------
        Raw materials                                                               $388,489          $409,639
        Work-in-process                                                               13,373           157,911
        Finished goods                                                               244,323           203,518
                                                                                     -------           -------

                                                                                    $646,185          $771,068
                                                                                     =======           =======

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)
-------------------------------------------------------------------------------



4.      Investment in CECO Filters, Inc.

        In February 1998, the Company exchanged 281,768 additional shares of its common stock for 281,768 shares of CECO common stock with an unrelated third party. Also, during March 1998, the Company acquired 10,360 more shares of CECO's common stock on the open market for cash. As of March 31, 1998, the Company owned 91.7% of CECO's common stock.

        Summarized financial information of CECO as of and for its three months ended March 31, 1998, is as follows:


                Financial position:
                   Working capital (deficiency)            ($   111,652)
                                                             ==========
                   Total assets                             $10,024,463
                                                             ==========
                   Net shareholders' equity                 $ 2,192,504
                                                             ==========


                Results of operations:
                   Total revenues                           $ 6,654,835
                                                             ==========
                   Income before income taxes               $   323,106
                                                             ==========
                   Net income                               $   194,106
                                                             ==========

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)
-------------------------------------------------------------------------------



Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash and marketable securities position decreased from $1,481,977 at December 31, 1997 to $1,038,481 at March 31, 1998. This
decrease of $443,496 is attributable to the use of cash in operating activities of $501,547, use of cash in investing activities of $175,396, which were offset by cash provided by financing activities of $217,099. The investments in marketable securities are primarily in high yield bonds of major U.S. corporations, as well as U.S. Treasury Bills. CECO Filters, Inc. ("CECO") maintains a $1,500,000 line of credit with a commercial bank of which $900,000 was outstanding as of March 31, 1998.

Management believes that the expected revenues from the operations of CECO, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

The Company and CECO entered into a five-year management and consulting agreement during 1994 pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 until the agreement expires in December 1998. The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities, should provide sufficient revenue to meet its general and administrative expenses.


Results of Operations - The Company

The Company's consolidated statement of operations for the three-month periods ended March 31, 1998 and 1997 reflects the operations of the Company consolidated with the operations of CECO. At March 31, 1998, the Company owned approximately 92% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

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

CECO is comprised of CECO Filters, Inc., Air Purator Corporation ("APC"), U.S. Facilities Management Company, Inc. ("USFM") and New Busch Co., Inc. (collectively referred to as "the CECO Group"), which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                  (unaudited)
-------------------------------------------------------------------------------


CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. CECO offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. APC designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. USFM provides facilities management and software, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies.

On March 16, 1998, CECO acquired substantially all of the assets of Integrated Facilities Management ("IFM") of Mesa, Arizona in an all cash transaction, effective January 1, 1998. IFM provides facility audits, preventative maintenance, labor force augmentation, as-built warranty reconciliation, pre-scheduled facility maintenance inspection, inter-facility construction services and other trade services. IFM will be integrated into USFM. USFM will continue to provide its unique environmental maintenance services. USFM also includes a technology arm through its strategic alliance with Western VAR Alliance. USFM can now offer complete facilities management and computerized facility and maintenance management and co-sourced resources through a single organization.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

Revenues were approximately $6.7 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 162%. The increase in revenues from 1997 to 1998 resulted principally from the acquisition of Busch Co. in September, 1997 and IFM in March, 1998, increasing revenues by $3.8 million and $.8 million, respectively.

The CECO Group's backlog of orders and services at March 31, 1998 was approximately $10.6 million as compared to approximately $3.9 million at March 31, 1997, an increase of $6.7 million or 171.7%. The increase is principally attributable to the impact of the Busch Co. and IFM acquisitions. There can be no assurance that order and service backlog will be replicated, or increased, or translate into higher revenues in the future. The success of the CECO Group's business depends on a multitude of factors that are out of the CECO Group's control. The CECO Group's operating results can be significantly impacted by the introduction of new products and services, new manufacturing technologies, rapid change in the demand for its product and services, decrease in the average selling price over the life of a product as competition increases, and the CECO Group's dependence on the efforts of middle men to sell a significant portion of its products and services.

CECO's overall cost of revenues increased as a percentage of revenues for the three months ended March 31, 1998 (64.8%) compared to the three months ended March 31, 1997 (51.8%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 68.2%, and IFM, now called USFM (Service), where costs as a percentage of revenues amounted to 90%, both from January 1, 1998 through March 31, 1998. Without the

                  CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                  -----------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                  (unaudited)
-------------------------------------------------------------------------------


impact of Busch Co. and USFM (Service), the cost of revenues as a percentage of revenues would have been 48.7%. The decrease, compared to the prior year and without the impact of Busch Co. and USFM (Service), is attributed to lower material costs, as well as lower costs incurred to service the CECO Group's products. The CECO Group continues to use the latest technology available in an effect to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $1,782,207 for the three-month period ended March 31, 1998 compared to $878,147 for the three-month period ended March 31, 1997, representing an increase of $904,060 or 103%. This increase is the direct result of selling and administrative expenses of Busch Co and IFM.

During 1994, The CECO Group entered into a management and consulting agreement with the Company. The terms of the agreement require payment of monthly fees of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The CECO Group incurred management fees to the Company of $60,000 during each of the three-month periods ended March 31, 1998 and 1997.

Interest expense increased by $33,175, or 115.9% during the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the three months ended March 31, 1998 compared to the previous year, as well as additional borrowings incurred to fund the acquisition of Busch Co.

The CECO Group earned pre-tax income of $323,106 for the three-month period ended March 31, 1998 compared to $159,115 for the three-month period ended March 31, 1997. This change is attributed principally to the increase in revenues for the three-month period ended March 31, 1998 over the comparable period in 1997.

The provision for federal and state income taxes for the three-month period ended March 31, 1998 amounted to $129,000 compared to $63,600 for the three-month period ended March 31, 1997 and reflects an effective income tax rate of approximately 40% for each period.


Other Matters

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document and other materials filed or to be filed with the Securities and Exchange Commission, as well as information included in oral or other written statements made or to be made by the Company, contains statements that are forward-looking. Such statements may relate to plans for future expansion, business development activities, other capital spending, financing, or other effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product and service development activities, dependence on existing management, global economic and market conditions, and changes in federal or state laws.

                   CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   SIGNATURE
-------------------------------------------------------------------------------








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CECO ENVIRONMENTAL CORP.


                                               /s/ Phillip DeZwirek
                                               --------------------------------
                                               Phillip DeZwirek
                                               Chief Financial Officer
                                               Chief Executive Officer



Date:  May 8, 1998