Form 10QSB
period 1998-06-30
CECO ENVIRONMENTAL CORP
filed 1998-08-13
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      JUNE 30, 1998      Commission file number     0-7099
                      --------------                                 ------



                            CECO ENVIRONMENTAL CORP.
                ------------------------------------------------


           NEW YORK                                              13-2566064
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA         M5G 1X3
-------------------------------------------------------------      ------------
        (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code          416-593-6543
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

                                               X    Yes            No
                                            ------          ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
OUTSTANDING at June 30, 1998 8,250,896

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1998
------------------------------------------------------------------------------












                                      INDEX



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 June 30, 1998 and December 31, 1997                      2

              Condensed consolidated statement of operations
                 for the three-month and six-month periods ended
                 June 30, 1998 and 1997                                   3

              Condensed consolidated statement of cash flows for the
                 six-month periods ended June 30, 1998 and 1997           4

              Notes to condensed consolidated financial statements      5 & 6

              Management's discussion and analysis of the
                 financial condition and results of operations         7 to 11




Signature                                                                12

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------


                                                                       JUNE 30,              DECEMBER 31,
                                                                         1998                    1997
                                                                     ------------            ------------
                                     ASSETS
Current assets:

  Cash                                                               $    269,327            $    847,827
  Marketable securities - trading                                         626,222                 634,150
  Accounts receivable                                                   4,077,788               2,979,414
  Inventories                                                             725,379                 771,068
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                     622,041                 235,454
  Prepaid expenses and other current assets                               134,807                 230,458
  Prepaid and refundable income taxes                                        --                   150,200
  Due from former owners of Busch Co.                                     207,391                    --
  Deferred income taxes                                                    33,477                  33,477
                                                                     ------------            ------------
           Total current assets                                         6,696,432               5,882,048
Property and equipment, net                                             2,093,034               1,947,482
Goodwill, net                                                           5,062,236               5,834,858
Other intangible assets, at cost, net                                   1,345,119                 272,696
Deferred income taxes                                                      23,896                  23,896
                                                                     ------------            ------------

           Total assets                                              $ 15,220,717            $ 13,960,980
                                                                     ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                             $    800,000            $       --
  Current portion of long-term debt                                       301,036                 333,871
  Current portion of capital lease obligation                               5,554                   5,554
  Accounts payable  and accrued expenses                                3,231,689               1,873,965
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                   1,645,036               2,517,310
  Accrued income taxes                                                    100,800                    --
  Due former owners of Busch Co.                                             --                   502,592
                                                                     ------------            ------------

           Total current liabilities                                    6,084,115               5,233,292

Long-term debt, less current portion                                    1,603,822               1,732,993
Capital lease obligation, less current portion                                794                   3,821
                                                                     ------------            ------------

           Total liabilities                                            7,688,731               6,970,106
                                                                     ------------            ------------

Minority interest                                                         165,755                 248,289
                                                                     ------------            ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000
     shares authorized, none issued                                          --                      --
  Common stock, $.01 par value; 100,000,000
     shares authorized, 8,388,816 and 8,107,048
     shares issued, respectively                                           83,888                  81,070
  Capital in excess of par value                                       10,139,013               9,860,063
  Accumulated deficit                                                  (2,508,001)             (2,849,879)
                                                                     ------------            ------------
                                                                        7,714,900               7,091,254
  Less treasury stock, at cost                                           (348,669)               (348,669)
                                                                     ------------            ------------
           Net shareholders' equity                                     7,366,231               6,742,585
                                                                     ------------            ------------

           Total liabilities and shareholders' equity                $ 15,220,717            $ 13,960,980
                                                                     ============            ============


See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------



                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                          1998               1997              1998             1997
                                      ------------      ------------      ------------      ------------

Revenues:
   Net sales - products               $  1,775,781      $  2,927,091      $  4,190,770      $  5,418,967
   Contract revenues                     4,648,445              --           8,888,291            48,520
                                      ------------      ------------      ------------      ------------

           Total revenues                6,424,226         2,927,091        13,079,061         5,467,487
                                      ------------      ------------      ------------      ------------

Costs and expenses:
   Cost of revenues - products             818,199         1,482,156         2,103,209         2,770,027
   Cost of revenues - contracts          3,514,497              --           6,543,452            27,000
   Selling and administrative            1,598,006         1,059,297         3,476,426         1,975,761
   Depreciation and amortization            81,866           120,423           223,575           239,789
                                      ------------      ------------      ------------      ------------

                                         6,012,568         2,661,876        12,346,662         5,012,577
                                      ------------      ------------      ------------      ------------

Income from operations                     411,658           265,215           732,399           454,910


Investment income                           18,513            48,581            35,445            70,576


Interest expense, net                      (63,444)          (20,745)         (112,789)          (49,378)
                                      ------------      ------------      ------------      ------------


Income before provision
   for income taxes                        366,727           293,051           655,055           476,108


Provision for income taxes                 147,000            97,400           276,000           161,000
                                      ------------      ------------      ------------      ------------


Income before minority interest            219,727           195,651           379,055           315,108


Minority interest                          (13,648)          (43,769)          (37,177)          (74,248)
                                      ------------      ------------      ------------      ------------


Net income                            $    206,079      $    151,882      $    341,878      $    240,860
                                      ============      ============      ============      ============


Net income per share,
   basic and diluted                  $        .02      $        .02      $        .04      $        .03
                                      ============      ============      ============      ============


Weighted average number of common
    shares outstanding:

   Basic                                 8,250,896         7,262,628         8,203,935         7,231,628
                                      ============      ============      ============      ============
   Diluted                               8,680,198         7,743,544         8,633,236         7,712,544
                                      ============      ============      ============      ============



See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         1998                    1997
                                                                     ------------            ------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income                                                         $   341,878             $   240,860
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                        166,841                 199,260
    Goodwill amortization - CECO Filters, Inc.                            56,734                  40,529
    Minority interest                                                     37,177                  74,248
    Noncash expenses, officer's compensation                                 -                    17,500
    (Increase) decrease in operating assets:
       Accounts receivable                                              (528,668)              1,270,200
       Inventories                                                        45,689                  74,555
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                              (362,701)                    -
       Prepaid expenses and other current assets                         113,392                  (1,661)
       Prepaid and refundable income taxes                               150,200                     -
       Purchases of marketable securities                             (1,603,786)               (515,054)
       Proceeds from sales of marketable securities                    1,611,714                 617,229
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                             861,107                (521,331)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                            (1,044,098)                   -
       Income taxes payable                                              100,800                (244,290)
                                                                      ----------              ----------

            Net cash provided by (used in) operating activities          (53,721)              1,252,045
                                                                     -----------               ---------

Cash flows from investing activities:
  Acquisition of IFM, net of cash acquired, comprised
   of the following:
    Excess of current liabilities over current assets,
     net of cash acquired                                                169,756                   -
    Equipment                                                           (125,132)                  -
    Goodwill                                                            (152,533)                  -
  Additions to property and equipment and intangible assets             (131,273)              (211,305)
  Acquisition of additional shares of CECO Filters, Inc.                 (97,932)                  -
                                                                     -----------           ------------

            Net cash (used in) investing activities                     (337,114)              (211,305)
                                                                      ----------             ----------

Cash flows from financing activities:
  Net borrowings (repayments) of short-term obligations                  800,000               (400,000)
  Net (repayments) of long-term debt and capital lease obligation       (277,682)               (58,292)
  Due from/to former owners of Busch Co.                                (709,983)                  -
                                                                      ----------           ------------

            Net cash (used in) financing activities                     (187,665)              (458,294)
                                                                      ----------             ----------

Net increase (decrease) in cash                                         (578,500)               582,446

Cash at beginning of period                                              847,827                412,174
                                                                      ----------             ----------

Cash and cash equivalents at end of period                           $   269,327            $   994,620
                                                                      ==========             ==========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                           $   137,752           $     49,308
                                                                      ----------            -----------
  Income taxes                                                       $    53,100           $     34,800
                                                                     -----------            -----------



See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2.      Acquisition of Businesses

        During March 1998, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets, and the business, of Integrated Facilities Management, Inc. ("IFM") for $150,000 in cash. IFM, located in Mesa, Arizona, provides a full range of services for inter-facility general repair, preventive maintenance and inter-facility construction needs exclusively for owners and users of industrial, commercial, educational, healthcare and manufacturing facilities. The acquisition was accounted for as a purchase. The Asset Purchase Agreement provides that, notwithstanding the actual closing date, the closing was deemed to be effective as of January 1, 1998. The condensed consolidated statement of operations for the six-month period ended June 30, 1998, therefore, includes the operations of IFM since January 1, 1998.

        On September 25, 1997, the Company acquired substantially all of the assets, and the business, of Busch Co. During April 1998, the Company completed a valuation of certain patents acquired as part of this acquisition, utilizing the services of an independent consultant. The valuation resulted in the reclassification of $1,047,000 from goodwill to other intangible assets.

        On a pro forma basis, results of operations for the six-month periods ended June 30, 1998 and 1997, would have been as follows, if the acquisitions had been made as of January 1, 1997.

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        1998             1997
                                                       ------           ------
        Total revenues                              $13,079,061     $14,500,606
        Income before provision for income taxes        655,055         733,133
        Net income                                      341,878         341,773
        Net income per share, basic and diluted             .04             .05


3.      Inventories consisted of the following:
                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                    ---------       ------------
        Raw materials                                $513,082         $409,639
        Work-in-process                                 6,499          157,911
        Finished goods                                205,798          203,518
                                                      -------          -------

                                                     $725,379         $771,068
                                                      =======          =======

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   (unaudited)
--------------------------------------------------------------------------------

4.      Investment in CECO Filters, Inc.

        In February 1998, the Company exchanged 281,768 additional shares of its common stock for 281,768 shares of CECO common stock with an unrelated third party. Also, during the six months ended June 30, 1998, the Company acquired 93,610 more shares of CECO's common stock on the open market for cash. As of June 30, 1998, the Company owned 92.92% of CECO's common stock.

        Summarized financial information of CECO as of and for its six months ended June 30, 1998, is as follows:


                Financial position:
                   Working capital                               $     1,759
                                                                 ===========
                   Total assets                                  $10,545,158
                                                                 ===========
                   Net shareholders' equity                      $ 2,411,227
                                                                 ===========

                Results of operations:
                   Total revenues                                $13,079,061
                                                                 ===========
                   Income before income taxes                    $   688,829
                                                                 ===========
                   Net income                                    $   412,829
                                                                 ===========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash and marketable securities position decreased from $1,481,977 at December 31, 1997 to $895,549 at June 30, 1998. This decrease of $586,428 is attributable to the use of cash in operating activities of $61,649 (excluding purchases and sales of marketable securities), use of cash in investing activities of $337,114, and use of cash in financing activities of $187,665. The investments in marketable securities are primarily in high yield bonds of major U.S. corporations, as well as U.S. Treasury Bills. CECO Filters, Inc. ("CECO") maintains a $2,000,000 line of credit with a commercial bank, of which $800,000 was outstanding as of June 30, 1998.

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


Results of Operations - The Company

The Company's consolidated statement of operations for the six-month periods ended June 30, 1998 and 1997 reflects the operations of the Company consolidated with the operations of CECO. At June 30, 1998, the Company owned approximately 93% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

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

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - The Company - Continued

CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. CECO offers innovative patented technologies, Catenary Grid (R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. APC designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. USFM provides facilities management and software, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies.

On March 16, 1998, CECO acquired substantially all of the assets of Integrated Facilities Management ("IFM") of Mesa, Arizona in an all cash transaction, effective January 1, 1998. IFM provides facility audits, preventative maintenance, labor force augmentation, as-built warranty reconciliation, pre-scheduled facility maintenance inspection, inter-facility construction services and other trade services. IFM has been integrated into USFM. USFM will continue to provide its unique environmental maintenance services. USFM also includes a technology arm through its strategic alliance with Western VAR Alliance. USFM can now offer complete facilities management and computerized facility and maintenance management and co-sourced resources through a single organization.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

Revenues were approximately $13.1 million and $5.5 million for the six months ended June 30, 1998 and 1997, respectively, an increase of 139%. The increase in revenues from 1997 to 1998 resulted from the acquisition of Busch Co. in September, 1997 and IFM in March, 1998, increasing revenues by $7.0 million and $1.7 million, respectively.

The CECO Group's backlog of orders and services at June 30, 1998 was approximately $10.0 million as compared to approximately $1.5 million at June 30, 1997, an increase of $8.5 million or 567%. The increase is principally attributable to the impact of the Busch Co. and IFM acquisitions. There can be no assurance that order and service backlog will be replicated, or increased, or translate into higher revenues in the future. The success of the CECO Group's business depends on a multitude of factors that are out of the CECO Group's control. The CECO Group's operating results can be significantly impacted by the introduction of new products and services, new manufacturing technologies, rapid change in the demand for its product and services, decrease in the average selling price over the life of a product as competition increases, and the CECO Group's dependence on the efforts of middle men to sell a significant portion of its products and services.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - CECO (Company's Subsidiary)

Comparison of Six Months Ended June 30, 1998 to Six Months Ended
June 30, 1997 - Continued

The CECO Group's overall cost of revenues increased as a percentage of revenues for the six months ended June 30, 1998 (66%) compared to the six months ended June 30, 1997 (51%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 70%, and IFM, now called USFM (Service), where costs as a percentage of revenues amounted to 95% both from January 1, 1998 through March 31, 1998. Without the impact of Busch Co. and USFM (Service), the cost of revenues as a percentage of revenues would have been 48.5%. The decrease, compared to the prior year and without the impact of Busch Co. and USFM (Service), is attributed to lower material costs, as well as lower costs incurred to service the CECO Group's products. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $3,318,940 for the six-month period ended June 30, 1998 compared to $1,897,766 for the six-month period ended June 30, 1997, representing an increase of $1,421,174 or 75%. This increase is the direct result of selling and administrative expenses of Busch Co. and IFM.

During 1994, the CECO Group entered into a management and consulting agreement with the Company. The terms of the agreement require payment of monthly fees of $20,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. The CECO Group incurred management fees to the Company of $120,000 during each of the six-month periods ended June 30, 1998 and 1997.

Interest expense increased by $88,412, or 179% during the six-month period ended June 30, 1998 as compared to the same period in 1997. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the six months ended June 30, 1998 compared to the previous year, as well as additional borrowings in the second half of 1997 incurred to fund the acquisition of Busch Co.

The CECO Group earned pre-tax income of $688,829 for the six-month period ended June 30, 1998 compared to $404,056 for the six-month period ended June 30, 1997. This change is attributed principally to the increase in revenues for the six-month period ended June 30, 1998 over the comparable period in 1997.

The provision for federal and state income taxes for the six-month period ended June 30, 1998 amounted to $276,000 compared to $161,000 for the six-month period ended June 30, 1997 and reflects an effective income tax rate of approximately 40% for each period.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - CECO (Company's Subsidiary)


Comparison of Three Months Ended June 30, 1998 to Three Months
Ended June 30, 1997

Sales were approximately $6.4 million and $2.9 million for the three-month periods ended June 30, 1998 and 1997, respectively. This represents an increase of 119.5% compared to the three months ended June 30, 1997.

CECO's overall cost of revenues increased as a percentage of revenues for the three months ended June 30, 1998 (67.4%) compared to the three months ended June 30, 1997 (50.6%). The increase is attributed to the impact of Busch Co. where cost as a percentage of revenues amounted to 72%, and IFM, now called USFM (Service), where cost as a percentage of revenues amounted to 98%, both from April 1, 1998 through June 30, 1998. Without the impact of Busch Co. and USFM (Service), the cost of revenues as a percentage of revenues would have been 48.4%. The decrease, compared to the prior year and without the impact of Busch Co. and USFM (Service), is attributed to lower material costs, as well as lower costs incurred to service the CECO Group's products. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenue (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $1,536,733 for the three-month period ended June 30, 1998 compared to $1,019,619 for the three-month period ended June 30, 1997, representing an increase of $517,114 or 50.7%. This increase is the direct result of selling and administrative expenses of Busch Co. and IFM.

Interest expense increased by $55,199, or 266% during the three-month period ended June 30, 1998 when compared to the same period in 1997. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the three months ended June 30, 1998 compared to the previous year, as well as additional borrowings incurred in the second half of 1997 to fund the acquisition of Busch Co.

The CECO Group earned pre-tax income of $365,761 for the three-month period ended June 30, 1998 as compared to $244,941 for the three-month ended June 30, 1997. This change is attributed principally to the increase in revenues for the three-month period ended June 30, 1998 over the comparable period in 1997.

The provision for federal and state income taxes for the three-month period ended June 30, 1998 amounted to $147,000 compared to $97,400 for the three-month period ended June 30, 1997 and reflects an effective income tax rate of approximately 40% for each period.

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



                                                   CECO ENVIRONMENTAL CORP.



                                                   ----------------------------
                                                   Phillip DeZwirek
                                                   Chief Financial Officer
                                                   Chief Executive Officer



Date: August 3, 1998

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER              AMOUNT                 ITEM DESCRIPTION
-----------              ------                 ----------------

5-02(1)            $   269,327        Cash and cash items
5-02(2)                626,222        Marketable securities
5-02(3)(a)(1)        4,077,788        Notes and accounts receivable, trade
5-02(4)                      0        Allowances for doubtful accounts
5-02(6)                725,379        Inventories
5-02(9)              6,696,432        Total current assets
5-02(13)             3,962,994        Property, plant and equipment
5-02(14)             1,869,960        Accumulated depreciation
5-02(18)            15,220,717        Total assets
5-02(21)             6,084,115        Total current liabilities
5-02(22)             1,904,858        Bonds, mortgages and similar debt
5-02(28)                     0        Preferred stock, mandatory redemption
5-02(29)                     0        Preferred stock, no mandatory redemption
5-02(30)                83,888        Common stock
5-02(31)             7,282,343        Other stockholders' equity
5-02(32)            15,220,717        Total liabilities and stockholders' equity
5-03(b)1(a)          4,190,720        Net sales of tangible products
5-03(b)1            13,079,061        Total revenues
5-03(b)2(a)          2,103,209        Cost of tangible goods sold
5-03(b)2            12,346,662        Total costs and expenses applicable to
                                        sales and revenues
5-03(b)3               112,789        Other costs and expenses
5-03(b)5                     0        Provision for doubtful accounts and notes
5-03(b)(8)             112,789        Interest and amortization of debt discount
5-03(b)(10)            655,055        Income (loss) before taxes and other items
5-03(b)(11)            276,000        Income tax expense (credit)
5-03(b)(14)            341,878        Income (loss) continuing operations
5-03(b)(15)                  0        Discontinued operations
5-03(b)(17)                  0        Extraordinary items
5-03(b)(18)                  0        Cumulative effect, changes in
                                        accounting principles
5-03(b)(19)            341,878        Net income or loss
5-03(b)(20)                .04        Earnings (loss) per share, basic
5-03(b)(20)                .04        Earnings (loss) per share, diluted