Form 10QSB
period 1998-09-30
CECO ENVIRONMENTAL CORP
filed 1998-11-02
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended SEPTEMBER 30, 1998      Commission file number      0-7099
                  ------------------                                  ------



                            CECO ENVIRONMENTAL CORP.
     ----------------------------------------------------------------------


           NEW YORK                                           13-2566064
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


  505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA         M5G 1X3
--------------------------------------------------------------       ----------
        (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code          416-593-6543
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


Class: COMMON, PAR VALUE $.01 PER SHARE
       ---------------------------------
OUTSTANDING at September 30, 1998 8,250,896

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1998
-------------------------------------------------------------------------------













                                      INDEX



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1998 and December 31, 1997                2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1998 and 1997                             3

              Condensed consolidated statement of cash flows for the
                 nine-month periods ended September 30, 1998 and 1997    4

              Notes to condensed consolidated financial statements     5 & 6

              Management's discussion and analysis of the
                 financial condition and results of operations        7 to 11




Signature                                                               12

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                  1998                   1997
                                                              -------------           -----------
                                                               (unaudited)
                                     ASSETS
Current assets:
  Cash                                                       $   223,051             $   847,827
  Marketable securities - trading                                682,395                 634,150
  Accounts receivable                                          5,660,275               2,979,414
  Inventories                                                    554,776                 771,068
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                            273,459                 235,454
  Prepaid expenses and other current assets                      287,097                 230,458
  Prepaid and refundable income taxes                               --                   150,200
  Due from former owners of Busch Co.                            156,269                    --
  Deferred income taxes                                           33,477                  33,477
                                                             -----------             -----------
           Total current assets                                7,870,799               5,882,048
Property and equipment, net                                    2,042,599               1,947,482
Goodwill, net                                                  5,019,585               5,834,858
Other intangible assets, at cost, net                          1,348,268                 272,696
Deferred income taxes                                             23,896                  23,896
                                                             -----------             -----------

           Total assets                                      $16,305,147             $13,960,980
                                                             ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                     $ 1,200,000             $      --
  Current portion of long-term debt                              299,934                 333,871
  Current portion of capital lease obligation                      4,797                   5,554
  Accounts payable  and accrued expenses                       4,002,482               1,873,965
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          1,512,350               2,517,310
  Due former owners of Busch Co.                                    --                   502,592
  Accrued income taxes                                           145,000                    --
                                                             -----------             -----------

           Total current liabilities                           7,164,563               5,233,292
Long-term debt, less current portion                           1,520,770               1,732,993
Capital lease obligation, less current portion                      --                     3,821
                                                             -----------             -----------

           Total liabilities                                   8,685,333               6,970,106
                                                             -----------             -----------

Minority interest                                                159,387                 248,289
                                                             -----------             -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000
     shares authorized, none issued                                 --                      --
  Common stock, $.01 par value; 100,000,000
     shares authorized, 8,388,816 and 8,107,048
     shares issued, respectively                                  83,888                  81,070
  Capital in excess of par value                              10,139,013               9,860,063
  Accumulated deficit                                        ( 2,413,805)            ( 2,849,879)
                                                             -----------             -----------
                                                               7,809,096               7,091,254
  Less treasury stock, at cost                                (  348,669)            (   348,669)
                                                             -----------             -----------
           Net shareholders' equity                            7,460,427               6,742,585
                                                             -----------             -----------

           Total liabilities and shareholders' equity        $16,305,147             $13,960,980
                                                             ===========             ===========

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------




                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,

                                                   1998              1997              1998             1997
                                               -----------       -----------       ------------    -------------
Revenues:
   Net sales - products                         $1,940,593        $2,016,388        $ 6,131,363     $  7,435,355
   Contract revenues                             5,349,202         2,955,554         14,237,493        3,004,074
                                               -----------       -----------       ------------    -------------

           Total revenues                        7,289,795         4,971,942         20,368,856       10,439,429
                                               -----------       -----------       ------------    -------------

Costs and expenses:
   Cost of revenues - products                     803,882           979,556          2,907,091        3,749,583
   Cost of revenues - contracts                  4,306,582         1,847,116         10,850,034        1,874,116
   Selling and administrative                    1,743,192         2,300,143          5,219,618        4,275,904
   Depreciation and amortization                   140,820           127,845            364,395          367,634
                                               -----------       -----------       ------------    -------------

                                                 6,994,476         5,254,660         19,341,138       10,267,237
                                               -----------       -----------       ------------    -------------

Income (loss) from operations                      295,319       (   282,718)         1,027,718          172,192


Investment income (loss)                       (    46,802)           37,350       (     11,357)         107,926


Interest expense, net                          (    68,059)       (   17,885)      (    180,848)   (      67,263)
                                               -----------       -----------       ------------    -------------


Income (loss) before provision
   for (recovery of) income taxes                  180,458       (   263,253)           835,513          212,855


Provision for (recovery of) income taxes            79,000       (   109,000)           355,000           52,000
                                               -----------       -----------       ------------    -------------


Income (loss) before minority interest             101,458       (   154,253)           480,513          160,855


Minority interest                              (     7,262)           52,793       (     44,439)   (      21,455)
                                               -----------       -----------       ------------    -------------


Net income (loss)                               $   94,196       ($  101,460)       $   436,074     $    139,400
                                                ==========       ===========        ===========     ============



Net income per share,
   basic and diluted                            $      .01       ($      .01)       $       .05     $        .02
                                                ==========       ===========        ===========     ============


Weighted average number of
     common shares outstanding:
   Basic                                         8,250,896         7,774,961          8,219,588        7,412,739
                                                 =========         =========          =========        =========
   Diluted                                       8,725,175         8,192,180          8,650,990        7,899,886
                                                 =========         =========          =========        =========



See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      1998               1997
                                                                                  -----------     ------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                                      $   436,074      $   139,400
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                                     278,673          367,634
    Goodwill amortization - CECO Filters, Inc.                                         85,722            -
    Minority interest                                                                  44,439           21,455
    (Increase) decrease in operating assets:
       Marketable securities trading                                              (    48,245)         309,145
       Accounts receivable                                                        ( 2,111,154)    (  1,960,730)
       Inventories                                                                    216,292           31,957
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                        (    14,119)    (    234,394)
       Prepaid expenses and other current assets                                  (    38,898)    (     70,595)
       Prepaid and refundable income taxes                                            150,200     (    103,348)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                        1,631,896        1,037,331
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                        ( 1,176,784)       1,873,918
       Accrued income taxes                                                           145,000     (    276,976)
                                                                                  -----------     ------------
            Net cash provided by (used in) operating activities                   (   400,904)       1,134,797
                                                                                  -----------     ------------

Cash flows from investing activities:
  Acquisition of IFM, net of cash acquired, comprised of the following:
    Excess of current liabilities over current assets, net of cash acquired           169,756            -
    Equipment                                                                     (   125,132)           -
    Goodwill                                                                      (   171,235)           -
  Acquisition of Busch Co. allocated to:
    Goodwill                                                                            -         (    670,421)
    Inventory                                                                           -         (    145,379)
    Equipment                                                                           -         (    131,818)
    Patents                                                                             -         (  1,139,323)
    Prepaid expenses                                                                    -         (     13,059)
  Additions to property and equipment and intangible assets                       (   171,678)    (    468,624)
  Acquisition of additional shares of CECO Filters, Inc.                          (   103,335)              -
                                                                                  -----------     ------------
            Net cash (used in) investing activities                               (   401,624)    (  2,568,624)
                                                                                  -----------     ------------

Cash flows from financing activities:
  Net borrowings of short-term obligations                                          1,200,000          640,576
  Net (repayments) of long-term debt and capital lease obligation                 (   363,387)    (     72,409)
  Due to former owners of Busch Co.                                               (   502,592)         331,196
  Due from former owners of Busch Co.                                             (   156,269)           -
  Increase in long-term debt                                                            -            1,000,000
                                                                                  -----------     ------------
            Net cash (used in) financing activities                                   177,752        1,899,363
                                                                                  -----------     ------------

Net increase (decrease) in cash                                                   (   624,776)         465,536
Cash at beginning of period                                                           847,827          412,174
                                                                                  -----------     ------------
Cash and cash equivalents at end of period                                        $   223,051      $   877,710
                                                                                  ===========     ============

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                                        $   218,348     $     67,263
                                                                                  -----------     ------------
  Income taxes                                                                    $   118,000      $   432,324
                                                                                  -----------     ------------

See accompanying notes to condensed consolidated financial statements.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The condensed consolidated financial statements should be read in conjuntion with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      Acquisition of Businesses

        During March 1998, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets, and the business, of Integrated Facilities Management, Inc. ("IFM") for $150,000 in cash. IFM, located in Mesa, Arizona, provides a full range of services for inter-facility general repair, preventive maintenance and inter-facility construction needs exclusively for owners and users of industrial, commercial, educational, healthcare and manufacturing facilities. The acquisition was accounted for as a purchase. The Asset Purchase Agreement provides that, notwithstanding the actual closing date, the closing was deemed to be effective as of January 1, 1998. The condensed consolidated statement of operations for the nine-month period ended September 30, 1998, therefore, includes the operations of IFM since January 1, 1998.

        On September 25, 1997, the Company acquired substantially all of the assets, and the business, of Busch Co. During April 1998, the Company completed a valuation of certain patents acquired as part of this acquisition, utilizing the services of an independent consultant. The valuation resulted in the reclassification of $1,047,000 from goodwill to other intangible assets.

        On a pro forma basis, results of operations for the nine-month periods ended September 30, 1998 and 1997, would have been as follows, if the acquisitions had been made as of January 1, 1997.

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1998           1997
                                                     ----           ----


        Total revenues                              $20,368,856    $17,343,271
        Income before provision for income taxes        835,513        388,450
        Net income                                      436,074        215,950
        Net income per share, basic and diluted             .05            .03



3. Inventories consisted of the following:

                                          SEPTEMBER 30,         DECEMBER 31,
                                              1998                  1997
                                              ----                  ----
        Raw materials                       $375,042               $409,639
        Work-in-process                        2,646                157,911
        Finished goods                       177,088                203,518
                                            --------               --------
                                            $554,776               $771,068
                                            ========               ========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   (unaudited)
-------------------------------------------------------------------------------







4.      Investment in CECO Filters, Inc.

        In February 1998, the Company exchanged 281,768 additional shares of its common stock for 281,768 shares of CECO common stock with an unrelated third party. Also, during the nine months ended September 30, 1998, the Company acquired 98,610 more shares of CECO's common stock on the open market for cash. As of September 30, 1998, the Company owned 92.99% of CECO's common stock.

        Summarized financial information of CECO as of and for its nine months ended September 30, 1998, is as follows:


                Financial position:
                   Working capital                               $90,181
                                                             ===========
                   Total assets                              $11,641,302
                                                             ===========
                   Net shareholders' equity                   $2,530,770
                                                             ===========


                Results of operations:
                   Total revenues                            $20,368,856
                                                             ===========
                   Income before income taxes                   $887,372
                                                             ===========
                   Net income                                   $532,372
                                                             ===========

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash and marketable securities position decreased from $1,481,977 at December 31, 1997 to $905,446 at September 30, 1998. This
decrease of $576,531 is attributable to the use of cash in operating activities of $352,659 and use of cash in investing activities of $401,624, offset by cash provided by financing activities of $177,752. CECO Filters, Inc. ("CECO") maintains a $2,000,000 line of credit with a commercial bank, of which $1,200,000 was outstanding as of September 30, 1998.

Management believes that the expected revenues from the operations of CECO, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

The Company and CECO entered into a five-year management and consulting agreement during 1994 pursuant to which the Company provides management and financial consulting services to CECO for a monthly fee of $20,000 through July, 1998 and $35,000 from August, 1998 until the agreement expires in December 1998. The Company believes its consulting agreement with CECO and investment income from its investments in marketable securities, should provide sufficient revenue to meet its general and administrative expenses.


Results of Operations - The Company

The Company's consolidated statement of operations for the nine-month periods ended September 30, 1998 and 1997 reflects the operations of the Company consolidated with the operations of CECO. At September 30, 1998, the Company owned approximately 93% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

The Company received $90,000 during this quarter for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

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




Results of Operations - CECO (Company's Subsidiary)

Comparison of Nine Months Ended September 30, 1998
        to Nine Months Ended September 30, 1997

Revenues were approximately $20.4 million and $10.4 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of 95.1%. The increase in revenues from 1997 to 1998 resulted from the acquisition of Busch Co. in September, 1997 and IFM in March, 1998, adding revenues of $10.3 million and $3.3 million, respectively.

The CECO Group's backlog of orders and services at September 30, 1998 was approximately $9.8 million as compared to approximately $10 million at September 30, 1997, a decrease of $.2 million or 2.0%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenues in the future. The success of the CECO Group's business depends on a multitude of factors that are out of the CECO Group's control. The CECO Group's operating results can be significantly impacted by the introduction of new products and services, new manufacturing technologies, rapid change in the demand for its product and services, decrease in the average selling price over the life of a product as competition increases, and the CECO Group's dependence on the efforts of middle men to sell a significant portion of its products and services.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------


Results of Operations - CECO (Company's Subsidiary)

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997 - Continued

The CECO Group's overall cost of revenues increased as a percentage of revenues for the nine months ended September 30, 1998 (67.5%) compared to the nine months ended September 30, 1997 (53.9%). The increase is attributed to the impact of Busch Co. where costs as a percentage of revenues amounted to 70.5%, and IFM, now called USFM (Service), where costs as a percentage of revenues amounted to 96.2% both from January 1, 1998 through September 30, 1998. Without the impact of Busch Co. and USFM (Service), the cost of revenues as a percentage of revenues would have been 48.9%. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $5,017,338 for the nine-month period ended September 30, 1998 compared to $4,137,533 for the nine-month period ended September 30, 1997, representing an increase of $879,805 or 21.3%. This increase is the direct result of selling and administrative expenses of Busch Co. and IFM.

During 1994, the CECO Group entered into a management and consulting agreement with the Company. The terms of the agreement require payment of monthly fees of $20,000 through July, 1998 and $35,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; mergers, acquisitions and related matters. The CECO Group incurred management fees to the Company of $210,000 during the nine-month period ended September 30, 1998 and $180,000 during the nine-month period ended September 30, 1997.

Interest expense increased by $151,085, or 224.6% during the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the nine months ended September 30, 1998 compared to the previous year, as well as additional borrowings in the first half of 1998 incurred to fund the acquisition of IFM.

The CECO Group generated pre-tax income of $887,372 for the nine-month period ended September 30, 1998 compared to pre-tax income of $131,118 for the nine-month period ended September 30, 1997. This change is attributed principally to the increase in revenues for the nine-month period ended September 30, 1998 over the comparable period in 1997.

The provision for federal and state income taxes for the nine-month period ended September 30, 1998 amounted to $355,000 compared to $52,000 for the nine-month period ended September 30, 1997 and reflects an effective income tax rate of approximately 40% for each period.

                    CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - CECO (Company's Subsidiary)


Comparison of Three Months Ended September 30, 1998
        to Three Months Ended September 30, 1997

Sales were approximately $7.3 million and $5.0 million for the three-month periods ended September 30, 1998 and 1997, respectively. This represents an increase of 47% compared to the three months ended September 30, 1997.

CECO's overall cost of revenues increased as a percentage of revenues for the three months ended September 30, 1998 (70.1%) compared to the three months ended September 30, 1997 (56.9%). The increase is attributed to the impact of Busch Co. where cost as a percentage of revenues amounted to 71.8%, and IFM, now called USFM (Service), where cost as a percentage of revenues amounted to 97.6%, both from July 1, 1998 through September 30, 1998. Without the impact of Busch Co. and USFM (Service), the cost of revenues as a percentage of revenues would have been 49.6%. The CECO Group continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

The CECO Group's selling and administrative expenses amounted to $1,698,398 for the three-month period ended September 30, 1998 compared to $2,239,767 for the three-month period ended September 30, 1997, representing a decrease of $541,369 or 24.2%. This decrease is the result of the $500,000 sign on bonus to a former officer of Busch Co. incurred in 1997 and the additional expenses of newly acquired IFM.

Interest expense increased by $62,673 or 350.4% during the three-month period ended September 30, 1998 when compared to the same period in 1997. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the three months ended September 30, 1998 compared to the previous year, as well as additional borrowings incurred related to the acquisition of IFM.

The CECO Group earned pre-tax income of $198,543 for the three-month period ended September 30, 1998 as compared to a loss of $272,938 for the three-month ended September 30, 1997. This change is attributed principally to the increase in revenues for the three-month period ended September 30, 1998 over the comparable period in 1997.

The provision for federal and state income taxes for the three-month period ended September 30, 1998 amounted to $79,000 compared to a credit of $109,000 for the three-month period ended September 30, 1997 and reflects an effective income tax rate of approximately 40% for each period.

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



                                                   CECO ENVIRONMENTAL CORP.


                                                   /s/ Phillip DeZwirek
                                                   -----------------------------
                                                   Phillip DeZwirek
                                                   Chief Financial Officer
                                                   Chief Executive Officer



Date: October 23, 1998


 12