Form 10KSB
period 1998-12-31
CECO ENVIRONMENTAL CORP
filed 1999-03-30
CIK 3197

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year                                  Commission File No.  0-7099
ended December 31, 1998

                            CECO ENVIRONMENTAL CORP.
                 (Name of Small Business Issuer in Its Charter)

           New York                                       13-2566064
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No__.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $26,381,622

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 15, 1999): $16,071,279

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,388,816 shares of common stock, par value $0.01 per share, as of March 15, 1999.

Transitional Small Business Disclosure Format:  Yes__   No _X_

                                     PART I

Item 1.  Business

         CECO Environmental Corp. ("CEC" or the "Company") was incorporated in New York State in 1966. The Company owns 6,373,192 shares of common stock CECO Filters, Inc. ("CECO"), representing 92.8% of CECO's outstanding common stock. The Company has no significant operations nor does it hold any significant assets other than CECO stock. CECO was incorporated July 25, 1985, and commenced operations in August 1985.

         For a description of CECO's business and other information regarding CECO, see "CECO Filters, Inc." below.

Recent Developments

         In 1998 management at CECO continued to concentrate on targeting industrial markets in addition to specialty markets by focusing on adding service components to products offered. In addition, CECO continued to focus on offering a facilities management service, which focus began in 1997. The facilities management service combines products and management services using industry leading computer technology. Such service is also known as Computer Aided Facilities Management ("CAMF").

         On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a Delaware corporation ("Busch") which is a wholly-owned subsidiary of CECO, acquired certain assets, and all rights and interests of, Busch Co., a Pennsylvania corporation (the "Seller") for a purchase price of $2,100,000 plus acquisition costs. The Seller was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support of related businesses. Busch has continued this business, focusing on providing custom engineered, high quality, precision-manufactured products to steel aluminum, chemical, paper, glass and other related industries, and also in providing a wide range of special services, including conceptual studies, application engineering and system start-up.

         In connection with such acquisition, Busch entered into an Employment, Non-Compete and Confidentiality Agreement with Andrew M. Halapin, the majority stockholder and President of the Seller, pursuant to which Mr. Halapin agreed to be Busch's President and Chief Operating Officer for approximately three years. Included as compensation for Mr. Halapin's services was a $500,000 signing bonus. For a description of Busch's business and other information regarding Busch see "New Busch Co., Inc." below.

         On March 16, 1998, pursuant to an Asset Purchase Agreement, U.S. Facilities Management Company, Inc. ("USFM"), a wholly owned subsidiary of CECO, acquired certain assets, and all rights and interests of, Integrated Facilities Management, Inc. an Arizona corporation ("IFM") for a purchase price of $150,000. IFM was engaged in the business of providing a full range of services for inter-facility general repair, preventative maintenance and inter-facility construction needs for owners and users of industrial commercial, educational, healthcare and manufacturing facilities (the "IFM Business"). The closing was deemed effective as of January 1, 1998. The funds used for the acquisition were from the working capital of the Company. The IFM Business in 1998 was responsible for approximately $4,500,000 of the Company's gross revenues. CECO invested an additional approximately $840,000 in such division. However, because of the high overhead associated with the IFM Business, the IFM Business generated an operating loss in 1998 and CECO is, therefore, curtailing the IFM Business in 1999.

         CECO, as of March 16, 1999 refinanced its various credit facilities that were formerly with Core States Bank with PNC Bank, National Association ("PNC"). PNC has provided a $5,000,000 line of credit, a $625,000 term loan, a $787,155 first mortgage loan and a $2,000,000 senior committed acquisition line of credit to CECO and its wholly-owned subsidiaries, Air Purator Corporation, New Busch Co., Inc and U.S. Facilities Management Company, Inc. (collectively, the "Borrowers"). The proceeds from the line of credit, term loan and the mortgage loan were used to pay in full the Company's then existing obligations to Core States Bank. The line of credit and term loan are secured with the assets of the Borrowers. The mortgage loan is secured with the plant facility owned by the Company in Conshohocken, Pennsylvania. The Company has guaranteed the payment of all of such obligations.

         The new financing should enable the Company to continue and to expand its acquisition strategy, which forms a significant part of the Company's growth plans.

Growth and Acquisition Strategy

         The Company expects its growth to continue as a result of its acquisition strategy and internal development. A significant part of the Company's growth has and is expected to continue to result from acquisitions of other entities in its industry. Management has and continues to evaluate potential acquisition opportunities for the Company. The Company has received a committed $2,000,000 acquisition line of credit as part of its financing from PNC. In addition, PNC has discussed with the Company an additional line of credit for acquisitions in the amount of $9,000,000, which, if made, would be made in the sole discretion of PNC based upon the details of the acquisition transaction proposed by the Company. Internal growth has and is anticipated to continue to come from the Company's research and development and growth within the Company's industry.

CECO Filters, Inc.

         CECO Filters, Inc. ("CECO"), a Delaware corporation, is located in Conshohocken, Pennsylvania. CECO manufactures and sells industrial air filters known as fiber bed mist eliminators. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated in a point source emission or otherwise. The principal functions which can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. CECO's filters are used by, among others, the chemical and electronics industries; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acid; electric generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators.

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

         During 1998, CECO continued to implement the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This breakthrough enables CECO to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows CECO the flexibility to sell or rent the systems. The rental approach allows CECO to reuse the units after cleaning and repacking, resulting in a high return on capital employed.

         Andrew Halapin, president of New Busch Co., became the sales manager of CECO in 1998 to assist in the sale of CECO's products.

         Air Purator Corporation

         Air Purator Corporation ("APC"), a wholly owned subsidiary of CECO, is engaged in the manufacture of specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC mainly sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators with which APC deals. APC's flagship product line is known in the field under the Huyglas(R) trade name. Other products include Dynaglas(R) and GNT products.

         A felted fiberglass fabric developed by APC and targeted to compete with other fabrics sold for dust collection in industrial applications is now being marketed. This product may allow CECO to compete for a larger share of the global market for filter fabric media and may add to CECO's established position with the Huyglas(R) trade name. APC recently developed two new products that are capable of higher temperature exposure and less costly final fabrication. These products, once commercialized, could improve the operating results of the company.

         APC is presently engaged in the development of additional products based on its proprietary technology. One of its sales personnel is designated as a "Product Champion" and is vigorously pursuing various applications outside of uses traditionally associated with such fabrics. Several new products are currently being tested, but APC is unable to predict whether these efforts will result in the successful development of marketable products.

         Compliance Systems International

         In October 1997, the assets of Compliance Systems International, a Delaware corporation ("CSI"), a wholly-owned subsidiary of CECO, were moved to CECO. CSI was originally formed by CECO to pursue domestic and foreign environmental service markets and the sale of certain specialty equipment. CECO maintained use of the name CSI in its operations for a brief time following the moving of the assets, however, CECO has entirely ceased using such name.

         New Busch Co., Inc.

         CECO purchased the business of Busch Co. in September of 1997, which purchase was deemed effective as of July 1, 1997. Busch Co. had been in business since August of 1947. In 1998, Busch generated approximately 50% of the Company's consolidated net sales.

         Busch is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and providing manufacturer's representative services to certain companies or manufacturers. Busch consists of two divisions: Busch INTERNATIONAL and Busch MARTEC. A third division, Busch RIG (resource implementation group) was phased out in 1998. Busch RIG designed and manufactured custom electrical and control systems and also acted as a manufacturers' representative of certain products, such as heat transfer devices and related support products. Its operations have been integrated into the Busch INTERNATIONAL and Busch MARTEC divisions.

         Busch INTERNATIONAL, the larger division of Busch, designs and supplies custom air systems to steel, aluminum, chemical, paper, glass, cement, power generation, and related industries on an international level. As part of its system designs, it supplies custom engineered precision-manufactured products specializing in air related applications. In addition, Busch INTERNATIONAL provides a wide range of special services, including conceptual studies, application engineering, and system start-up. Busch employs an engineering staff experienced in aerodynamic, mechanical, civil, and electrical disciplines. These personnel are utilized entirely to support Busch's air systems work. Areas of expertise include turbine inlet filtration, evaporative cooling, gas absorption, scrubbers, acoustics, and corrosion control.

         Busch INTERNATIONAL is noted as the premier supplier of custom engineered solutions for the control of fume and oil mist emissions from steel and aluminum rolling mills. Busch's Fume-Shield Systems are designed and supplied by Busch and are devised to contain, capture, convey, and clean contaminated air. Busch International fume exhaust systems and air-curtain hoods are designed to provide high efficiency control of oil mist and fumes.

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

         Busch INTERNATIONAL'S patented Jet*Star heat and transfer device is an excellent strip cooler, strip dryer, coil cooler, and strip blow-off system and is gaining significant market penetration for its ability to rapidly cool or heat metal or other materials. The rapid cooling permits higher throughput than competitive processes. Busch is presently involved in supplying Jet*Start for new and upgrade mill construction work.

         Busch MARTEC acts as a manufacturers' representative with manufacturers relating to air and fluids products. Busch MARTEC does business almost exclusively in the Pittsburgh and tri-state area. Busch MARTEC also supplies certain products to the other Busch divisions.

         U.S. Facilities Management Company

         During the fourth quarter of 1996 CECO formed USFM. USFM provides facilities management and emission control systems, software and outsource monitoring and/or maintenance service to help customers achieve air quality and operational goals. In 1997, CECO funded USFM with $400,000 to test CAMF service in Phoenix, Arizona. This is a component in CECO's new strategy to focus on adding additional service elements to its products.

         Customers

         During 1998, one customer comprised approximately 11% of CECO's consolidated net sales for 1998. During 1997, there were no customers which comprised more than 10% of CECO's consolidated net sales. During 1996, two customers comprised more than 10% of CECO's consolidated net sales in each year. Because the demand for CECO's filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond CECO's control, CECO is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

         While CECO is exploring targeting larger industrial markets, CECO is also continuing to service specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than CECO. In the year ended December 31, 1998, CECO and its subsidiaries continued to develop additional market areas, including storage facility vent emission control and its related odor control, new dry particulate emission control and combination scrubber-fiber bed filter systems, while also implementing changes to reach larger industrial markets, such as machining, automotive and asphalt markets. In recent years CECO added capabilities to penetrate the semiconductor and printed circuit board markets through its filter technology and its patented scrubbers.


         Government Regulations

         CECO has not been materially impacted by existing government regulation, nor is CECO aware of any probable government regulation that would materially affect its operations. CECO's costs in complying with environmental laws has been negligible. During 1998 and 1997, CECO estimates that $97,090 and $91,803 respectively, has been expended on research and development programs. Such costs are generally included as factors in determining CECO's pricing procedures.

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

         Backlog

         As of December 31, 1998, CECO's backlog of orders was approximately $10,795,753 as compared to approximately $10,213,816 as of December 31, 1997.

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

         CECO's subsidiaries each face substantial competition. Kirk & Blum is dominant in the air systems design industry and competes with Busch International, a division of Busch. Kirk & Blum's financial resources are far greater than CECO's. APC and CECO each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Goretex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

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

         Employees

         As of March 15, 1999, the Company did not have any full-time employees. CECO and its subsidiaries had 88 full-time employees and 5 part-time employees as of December 31, 1998. None of CECO's employees is currently unionized and CECO considers its relationship with its employees to be satisfactory.

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

         Patents

         CECO currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. CECO also holds a patent on its Twin Pak(R) multiple bed fiberbed filter and an exclusive world-wide license to the patent on the Catenary Grid Scrubber, Ultra-violet Enhanced Cantenary Grid Scrubber, and the Narrow Gap Venturi Scrubber, along with fluoropolymer media for difuusion filtration. APC holds two patents on the Huyglas material. All of the prefilters, the multiple bed units and the Huyglas material have contributed to CECO's performance during 1998. Busch holds an exclusive license to the patent on the JET*STAR strip cooler, strip dryer, coil cooler, and strip blow-off systems. Busch also holds an exclusive license on the patent on the flexible nozzle material used in connection with the JET*STAR systems and the process of using water in addition to air used in the JET*STAR systems. There is no assurance that measurable revenues will accrue to CECO or its subsidiaries as a result of their patents or licenses.

Acquisition of Shares of CECO by the Company

         On February 18, 1998, the Company exchanged 281,768 shares of the Company for 281,768 shares of CECO with a single off-shore investor. The Company also made open market purchases of 110,500 shares of the Company in 1998. As of December 31, 1998, the Company owned 6,373,192 shares of CECO's common stock, representing 92.8% of CECO's outstanding common stock.

         The Company intends to purchase additional shares of CECO common stock if such additional shares become available at a price which the Company considers reasonable. Such purchases, if made, would be made through private transactions, including exchanges of the Company's common stock for CECO common stock, or open market stock purchases of CECO common stock.

Investment by CECO in the Company

         On May 26, 1993, CECO purchased 100,000 shares of newly issued Common Stock of the Company for $2.80 per share or $280,000 in the aggregate. The market price for the Company's Common Stock closed at $4.00 per share at that date. The purchase price was paid for with $160,000 in cash, with the balance due on demand, without interest. The balance was paid in full during the first quarter of 1994. On the date of purchase the Company owned 52.1% of CECO's common stock. As of December 31, 1996, CECO distributed 17,800 shares of such Common Stock of the Company to certain of CECO's key employees in lieu of cash bonuses. No additional shares have been distributed.

Consulting Agreement

         On November 1, 1998, the Company entered into a Consulting Agreement with IRG Investor Relations Group Ltd. ("IRG") by which IRG agrees to perform certain corporate and investor relations services. As part of IRG's compensation, the Company issued 250,000 warrants for the common stock of the Company, with an exercise price of $2.00 per share and 250,000 warrants for the common stock of the Company, with an exercise price of $3.00 per share. In addition, the Company issued to a third party as compensation for introducing the Company and IRG, 700,000 warrants for the common stock of the Company, 450,000 of which are exercisable at $2.00 per share and 250,000 of which are exercisable at $3.00 per share.

Readiness for Year 2000

         The Company has conducted an analysis and assessment of its Year 2000 risk. Based on such analysis, the Company believes that its information systems and systems and equipment containing embedded chips are essentially Year 2000 ready, and those components that are not Year 2000 ready will not have a material impact on the ability of the Company to conduct business. The Company has been advised by most of its key supply-chain partners that they are or expect to be Year 2000 ready prior to December 31, 1999. Some of the Company's suppliers have not definitely committed that they are or will be Year 2000 ready, however, the Company does not expect any of its suppliers' Year 2000 compliance problems to have a material impact on the Company's business.

Item 2.  Properties

         The Company maintains its executive offices in Toronto, Ontario.

         CECO owns a plant facility in Conshohocken, Pennsylvania. On March 16, 1999 CECO refinanced the property with a seven year commercial mortgage from PNC Bank, National Association at 7.75%.

         CECO, for APC's operations, leases 11,500 square feet of space from BTR North America, Inc. for the premises in Taunton, Massachusetts for annual rental of $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will.

         Busch maintains its offices in Pittsburgh, Pennsylvania. The lease that Busch was assigned in connection with the acquisition of the Busch assets, is dated January 10, 1980 and extends through July 31, 2002. The lease is for approximately 12,000 square feet at an annual rental of $133,308. The rental amount will be adjusted commencing August 1, 1999. Andrew M. Halapin, the former principal owner of Busch, is the beneficial owner of the property in which Busch's offices are located. Busch also leases 1,000 square feet of space in Etna, Pennsylvania for $315 per month. Such lease will expire on March 31, 1999. The Company plans on renewing said lease on approximately the same terms.

         USFM leases property in Mesa, Arizona. The lease is for approximately 625 square feet of office space and a 2500 square foot warehouse for $1,750 per month.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.


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


    CEC Common Stock - Bids                        CEC Common Stock - Bids
    -----------------------                        -----------------------
1997                High     Low               1998            High        Low
----                ----     ---               ----            ----        ---
1st Quarter       $3.125   $1.9375          1st Quarter       $4.00       $2.625
2nd Quarter       $3.8125  $1.875           2nd Quarter       $4.00       $2.375
3rd Quarter       $4.875   $3.0625          3rd Quarter       $3.00       $1.531
4th Quarter       $5.00    $3.0625          4th Quarter       $3.25       $1.406

1999
----
1st Quarter       $3.8125  $2.25
(through March 24, 1999)


         (b) The approximate number of beneficial holders of common stock of the Company as of March 15, 1999 was 1550.

         (c) The Company has paid no dividends during the fiscal year ended December 31, 1997 or the fiscal year ended December 31, 1998. The Company does not expect to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

         The Company is comprised of CECO Filter, Inc. and its subsidiaries, Air Purator Corporation, U.S. facilities Management Company, Inc. and New Busch Co., Inc. (collectively referred to as "the CECO Group"), which provide innovative solutions to air quality problems through particle and chemical control technologies and management services.

         CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. CECO offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM), designed for use with heat and mass transfer operations and particulate control. APC designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies. USFM provides facilities management and software, and outsourced plant-wide maintenance management to assist customers achieve their performance goals.


Results of Operations - The Company

         The Company's consolidated statement of operations for the years ended December 31, 1998 and 1997 reflect the operations of the Company consolidated with the operations of CECO and CECO's subsidiaries. As of December 31, 1998, the Company owned approximately 93% of the outstanding Common Stock of CECO. Minority interest on the consolidated statement of operations has been presented as a reduction in the income for the year.

         The following table sets forth income line items shown on the condensed consolidated statement of operations, as a percentage of net sales, for the periods indicated. This table should be read in conjunction with the condensed consolidated financial statements and notes thereto.

                                                        Year Ended
                                                        December 31,
                                              -------------------------------
                                               1998                     1997
                                              ------                   ------
Revenues:
   Net sales- products                         45.3%                    75.0%
   Contract revenues                           54.7                     25.0
                                              -----                    -----
Total revenues                                100.0                    100.0
                                              -----                    -----
Costs and expenses:
   Cost of revenues - products                 26.5                     39.5
   Cost of revenues - contracts                41.5                     16.3
   Selling and administrative                  25.2                     41.8
   Depreciation and amortization                2.4                      2.7
                                              -----                    -----
                                               95.6                    100.2
                                              -----                    -----
Income (loss) from operations                   4.3                      (.2)
Investment income                                .3                       .6
Interest expense                               (1.0)                     (.9)
                                              -----                    -----
Income (loss) before income taxes
  and minority interest                         3.6                      (.5)
Income taxes                                    1.4                        -
                                              -----                    -----
Income (loss) before minority interest          2.2                      (.5)
Minority interest in net (income) loss of
  consolidated subsidiary                       (.1)                      .2
                                              -----                    -----
Net income (loss)                               2.0%                     (.3)%
                                              -----                    -----

         The Company's consolidated net sales, comprised entirely of CECO's consolidated net sales, increased 81.6% over the prior year, to $26,381,622 for the year ended December 31, 1998 from $14,530,974 for the years ended December 31, 1997. This increase was due primarily to an increase in sales from its recently acquired subsidiaries, specifically Busch that was acquired in mid-year 1997 and IFM that was acquired in 1998. During the fiscal year ended December 31, 1997, the results of operations for Busch were only consolidated with the results of operations of the Company for a six-month period.

         During 1998, the Company's earned $315,000 from consulting fees from CECO and $67,815 as investment income from marketable securities. During 1997 the Company received consulting fees of $240,000 from CECO and investment income from marketable securities of $84, 326. The Company's selling and administrative expenses decreased slightly to $203,759 for the year ended December 31, 1998 from $204,104 for the year ended December 31, 1997, excluding those expenses incurred by CECO that are reflected on the Company's consolidated statement of operations. These expenses consisted primarily of fees related to acquisition consulting and shareholder relations, and legal and accounting fees.

         Except as set forth above, the Company has no other income (loss), revenues or expenses, other than as a result of its investment in CECO. The Company does not engage in operations other the through its operating subsidiaries, CECO and CECO's subsidiaries.

See discussion of CECO below.

Results of Operations - CECO

Revenues

         Revenues for the year ended December 31, 1998 increased by $11,850,648 or 82% to $26,381,622 from $14,530,974 for the year ended December 31, 1997. The increase was due primarily to an increase in sales from its recently acquired subsidiaries, specifically Busch that was acquired in mid-year 1997 and IFM that was acquired in 1998. During the fiscal year ended December 31, 1997, the results of operations for Busch were only consolidated with the results of operations of the Company for a six-month period.

Costs and Gross Margin

         CECO's overall cost of sales increased as a percentage of revenues to 68% for the year ended December 31, 1998 compared to 56% for the year ended December 31, 1997. This increase is attributable to (i) the consolidation of the revenues of Busch for the entire year ended December 31, 1998 of $13,000,000 as compared to revenues for the last six months of the year ended December 31, 1997 of $4,400,000, for which the cost of sales as a percentage of revenues equaled approximately 71.0% and 67%, respectively, for the year ended December 31, 1998 and the six months ended December 31, 1997 and (ii) the sales of USFM, which equaled $4,500,000 for the year ended December 31, 1998. At USFM, the cost of sales as a percentage of revenues equaled 95.0%. The sales of Busch and USFM accounted for an aggregate of 66%, of CECO's total sales for the year ended December 31, 1998 and with respect to Busch, 30% for the year ended December 31, 1997. The cost of sales as a percentage of revenues for the balance of CECO's business was approximately 49% for the year ended December 31, 1998 and 51% for the year ended December 31, 1997. Such sales accounted for 34% of CECO's total sales for the year ended December 31, 1998 and 70% of CECO's total sales for the year ended December 31, 1997. This small decrease is attributable to reduced material costs and lower costs incurred to service CECO's products. CECO attempts to use the latest technology available in an effort to reduce both the costs of sales, including maintaining optimal levels of inventory and operating expenses, and to increase the Company's net income.

Expenses

         CECO's selling and administrative expenses were $6,470,980 for the year ended December 31, 1998 compared to $5,850,452 for the year ended December 31, 1997, representing an increase of $620,528 or 11%. A substantial portion of the increase is attributable to selling and administrative expenses of Busch's operations for the first full year from the date of acquisition, and selling and administrative expenses associated with USFM since the effective date of the IFM acquisition. Although a significant portion of CECO's selling and administrative expenses are fixed in nature.

         CECO's depreciation and amortization expense increased to $502,990 in 1998 from $289,544, or $213,446, which is an increase of 74%. A significant portion of this increase was attributable to the reclassification of an asset as a patent that previously was classified as goodwill. Goodwill is amortized over a forty-year period and patents are amortized over a seventeen-year period.

Interest

         CECO's interest expense increased $179,866 or 138% during the year ended December 31, 1998 to $310,567 from $130,701 for the year ended December 31, 1997. The increase was principally the result of increased borrowing by CECO from its line of credit.

Net Income (Loss)

         CECO generated pre-tax income of $829,973 for the year ended December 31, 1998 compared to a pre-tax loss of $95,744 for the year ended December 31, 1997. The increase in income is attributable to a significant increase in revenues and lower expenses associated with the operations of CECO and APC, and the non-recurrence of the expenses associated with the Busch acquisition in 1997.

         Net income per share for 1998 and 1997 were as follows:

                           1998                      1997
                           ----                      ----
                          $0.06                    ($0.01)

         As described above, CECO and the Company are parties to a management and consulting agreement pursuant to which CECO paid consulting fees to the Company of $315,000 for the year ended December 31, 1998 and $240,000 for the year ended December 31, 1997. Such amounts are eliminated in the consolidation of the financial statement of CECO and the Company.

Financial Condition, Liquidity and Capital Resources

         The Company's consolidated cash position was $364,648 at December 31, 1998; a decrease from the Company's consolidated cash position of $847,827 on December 31, 1997. The net decrease is attributable to an increase in cash outflows in connection with the operations of the Company, primarily due to a decrease in cash received from progress billings related to engineering contracts negotiated by Busch, and its subsidiaries and the Company's investment in USFM (acquired on March 16, 1998).

         At December 31, 1998, the Company's consolidated working capital was $371,948 compared to $591,921 at December 31, 1997. The primary reason from the reduction in working capital is the reduction in cash received from the progress billings described above.

         The Company's investments in marketable securities, which earned interest income of $67,815 in 1998, consist principally of high yield bonds of major U.S. corporations and had a market value of $695,944 on December 31, 1998.

         CECO's capital expenditures were $334,368 and $341,905 for the years ended December 31, 1998 and 1997, respectively. The expenditures were primarily for computer hardware and software upgrades, engineering and manufacturing equipment upgrades and office renovations. Neither the Company nor CECO has material firm commitments for capital expenditures. Capital expenditures are expected to continue to increase as a result of CECO's anticipated growth.

         Until March 16, 1999, CECO maintained a $2,000,000 line of credit with a commercial bank (the "Original Lender"), which was used primarily to finance the operations of the Company and its subsidiaries. At December 31, 1998, $1,200,000 was outstanding on the line of credit. In 1997, CECO obtained a four-year term loan in the principal amount of $1,000,000 from the Original Lender, the proceeds of which were used to finance the acquisition of Busch. At December 31, 1998, the outstanding principal balance of this loan was $687,500. CECO also had a mortgage note payable to the Original Lender the outstanding balance of which was $802,151 on December 31, 1998. The line of credit, term loan and mortgage note were paid in full on March 16, 199 in connection with the refinancing of the Company's credit facility. A term loan payable to First Union National Bank, the outstanding balance of which was $218,500 at December 31, 1998 was also paid in full at such time.

         Effective March 16, 1999, the Company, CECO and their subsidiaries acquired financing from PNC as follows: a $5,000,000 line of credit, a $625,000 term loan, a $787,155 first mortgage loan and a $2,000,000 senior committed acquisition line of credit. Proceeds of this credits facility were used to repay the line of credit, term loan and mortgage from the Original Lender. This new credit facility represents a substantial increase in the financing available to the Company, CECO and their subsidiaries, which the Company expects to use in connection with the its growth and acquisition strategies.

         The Company also has a second mortgage note payable to Pennsylvania Industrial Development Authority, the outstanding balance of which was $245,636 at December 31, 1998.

         Since January 1, 1994, the Company and CECO have been parties to a management and consulting agreement pursuant to which the Company has provided management and financial consulting services to CECO for a monthly fee of $20,000 through July 1998 and $35,000 per month thereafter. This agreement was originally due to expire in December 31, 1998, but was extended by the parties and will automatically renew for one-year terms unless cancelled by the Company.

         The Company believes that its management and consulting agreement with CECO and interest income from its investment in marketable securities should provide sufficient revenue to meet its general and administrative obligations. Management believes that CECO's anticipated cash flow from operations together with its available credit line will be adequate to meet CECO's expected cash needs for working capital, sales growth, debt service payments and capital investment goals for at least the next twelve months.


Results of Operations - CECO

1998 as Compared to 1997

         Revenues for the year ended December 31, 1998 increased by $11,850,648 or 81.6% from $14,530,974 in 1997 compared to $26,381,622 in 1998. This increase was due primarily to the Busch acquisition completed in 1997 & the IFM acquisition in 1998.

         CECO's overall cost of sales increased as a percentage of sales for the year ended December 31, 1998 (68.0 %) compared to the year ended December 31, 1997 (55.8%). This increase is attributed to the impact of Busch where costs as a percentage of revenues amounted to 71.0%, and IFM, now called USFM(Az), where costs as a percentage of revenues amounted to 95.0% both from January 1, 1998 through December 31, 1998. Without the impact of Busch and IFM, the costs as a percentage of revenues would have been 49.9%. The decrease compared to the prior year excluding figures from the operations of Busch and IFM, is attributed to lower material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales, including maintaining optimal levels of inventory and operating expenses, and ultimately increase overall company profits.

         CECO's selling and administrative expenses amounted to $6,470,980 for the year ended December 31, 1998 compared to $5,850,452 for the year ended December 31, 1997, representing an increase of $620,528 or 10.6%. A significant amount of this increase is attributable to selling and administrative expenses of Busch's operations for the first full year from date of acquisition, and selling and administrative expenses associated with IFM (now called USFM) since the effective date of IFM acquisition, A substantial portion of CECO's selling and administrative expenses are fixed in nature.

         CECO entered into a management and consulting agreement with the Company in 1994, in which terms of the agreement require payment of monthly fees of $20,000 through July, 1998 and $35,000 through December 1998, in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CECO paid management fees to the Company of $315,000 during the year ended December 31, 1998.

         CECO's depreciation and amortization expense increased from $289,544 in 1997 to $502,990 in 1998, primarily due to additional amortization expense related to Jet*star that was reclassified as a patent effective 07/01/97.

         CECO's interest expense increased $179,866 or 137.6% during the year ended December 31, 1998 compared to the same period in 1997, principally due to increased borrowing from CECO's line of credit in 1998.

         CECO generated pre-tax income of $829,973 for the year ended December 31, 1998 compared to a pre-tax loss of $95,744 for the year ended December 31, 1997. The significant change is attributed to the increase in revenues for the year ended December 31, 1998 over the comparable period in 1997 and the absence of the Busch acquisition related expenses.


1997 as Compared to 1996

         Revenues for the year ended December 31, 1997 were $14,530,974, an increase of $4,683,277 or 47.6% from $9,847,697 for the year ended December 31, 1996. This increase was due primarily to the Busch acquisition completed in 1997.

         CECO's overall cost of sales increased as a percentage of sales for the year ended December 31, 1997 (55.8%) compared to the year ended December 31, 1996 (52.7%). This increase is attributed to the impact of the Busch acquisition; Busch's costs as a percentage of sales amounted to 66.9% from July 1, 1997 through December 31, 1997. Without the acquisition of Busch, CECO's cost of sales as a percentage of sales would have been 51.0%. The decrease compared to the prior year excluding figures from the operations of Busch, is attributed to lower material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of sales, including maintaining optimal levels of inventory and operating expenses, and ultimately increase overall company profits.

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

         CECO's depreciation and amortization expense decreased from $341,599 in 1996 to $289,544 in 1997, primarily because equipment and intangible assets acquired over five years became fully amortized or depreciated during 1997.

         CECO's interest expense decreased by $24,136 or 15.6% during the year ended December 31, 1997 compared to the same period in 1996, principally due to decreased borrowing from CECO's line of credit in 1997.

         CECO incurred a pretax loss of $95,744 for the year ended December 31, 1997 compared to pretax income of $606,813 for the year ended December 31, 1996. Pretax income for the year ended December 31, 1997, before deducting the charge for the Sign On Bonus ("non-recurring charge") was $404,256. The decrease from the prior year is attributed principally to the increase in selling and administrative expenses in relation to the Busch acquisition, expenses connected with the start-up of USFM and expenses in relation to international sales development.

         Net income (loss) per share for 1997 and 1996 before and after non-recurring charges were as follows:

                                                 1997                    1996
                                                 ----                    ----
Before non-recurring charges                    $ .06                    $ .06

After non-recurring charges                      (.01)                     .06

Item 7.  Financial Statements

         The Company's Consolidated Financial Statements of CECO Environmental Corp. and Subsidiaries for Years Ended December 31, 1998 and 1997 and other data are presented on the following pages:

Cover Page                                               23

Independent Auditor's Report                             24
    (Margolis & Company P.C.)

Consolidated Balance Sheet                               25

Consolidated Statement of Operations                     26

Consolidated Statement of Shareholders'                  27
    Equity

Consolidated Statement of Cash Flows                     28

Supplemental Disclosures of Cash                         29
    Flow Information

Supplemental Disclosures of Non-Cash                     29
    Investing and Financing Activities

Notes to Consolidated Financial Statements               30
    for the Years Ended December 31, 1998,
    and 1997

                            CECO ENVIRONMENTAL CORP.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
CECO Environmental Corp.
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                    Certified Public Accountants




Bala Cynwyd, PA
January 22, 1999

                            CECO ENVIRONMENTAL CORP.

                           CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------
                                                                                     DECEMBER 31,
                                                                                 1998             1997
                                                                             -----------       -----------
                                                  ASSETS
Current assets:
   Cash                                                                      $   364,648       $   847,827
   Marketable securities - trading                                               695,944           634,150
   Accounts receivable                                                         4,068,640         2,979,414
   Inventories                                                                   541,315           771,068
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                           226,504           235,454
   Due from former owners of Busch                                               147,939             -
   Investment in sales - type lease                                               95,400             -
   Prepaid expenses and other current assets                                     344,961           230,458
   Prepaid income taxes                                                            -               150,200
   Deferred income taxes                                                          84,500            33,477
                                                                             -----------       -----------
            Total current assets                                               6,569,851         5,882,048
Property and equipment, net                                                    2,062,452         1,947,482
Goodwill, net                                                                  5,169,353         4,843,888
Other intangible assets, at cost, net                                          1,270,780         1,320,501
Investment in sales-type lease                                                   333,900             -
Deferred income taxes                                                             68,500            23,896
                                                                             -----------       -----------
                                                                             $15,474,836       $14,017,815
                                                                             ===========       ===========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations                                                    $ 1,200,000       $         -
   Current portion of long-term debt                                             385,149           333,871
   Current portion of capital lease obligation                                     3,223             5,554
   Accounts payable  and accrued expenses                                      3,104,004         1,873,965
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                         1,174,427         2,517,310
   Unearned income                                                                78,000                 -
   Due to former owners of Busch                                                       -           559,427
   Income taxes payable                                                          253,100                 -
                                                                             -----------       -----------
            Total current liabilities                                          6,197,903         5,290,127
Long-term debt, less current portion                                           1,569,713         1,732,993
Capital lease obligation, less current portion                                         -             3,821
                                                                             -----------       -----------
            Total liabilities                                                  7,767,616         7,026,941
                                                                             -----------        ----------
Minority interest                                                                149,941           248,289
                                                                             -----------       -----------
Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                           -                 -
   Common stock, $.01 par value; 100,000,000
     shares authorized, 8,388,816 and 8,107,048
     shares issued in 1998 and 1997, respectively                                 83,888            81,070
   Capital in excess of par value                                             10,139,013         9,860,063
   Accumulated deficit                                                        (2,316,953)       (2,849,879)
                                                                             -----------       -----------
                                                                               7,905,948         7,091,254
   Less treasury stock, at cost                                                 (348,669)         (348,669)
                                                                             -----------       -----------
            Net shareholders' equity                                           7,557,279         6,742,585
                                                                             -----------       -----------
                                                                             $15,474,836       $14,017,815
                                                                             ===========       ===========

The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                 1998             1997
                                                                             -----------       -----------
Revenues:
   Net sales - products                                                      $11,961,116       $10,901,728
   Contract revenues                                                          14,420,506         3,629,246
                                                                             -----------       -----------
Total revenues  26,381,622                                                    14,530,974
                ----------                                                   -----------
Costs and expenses:
   Cost of revenues - products                                                 6,993,386         5,746,125
   Cost of revenues - contracts                                               10,958,726         2,369,886
   Selling and administrative                                                  6,674,739         6,054,556
   Depreciation and amortization                                                 617,964           384,661
                                                                             -----------       -----------
                                                                              25,244,815        14,555,228
                                                                             -----------       -----------
Income (loss) from operations                                                  1,136,807           (24,254)
Investment income                                                                 67,815            84,326
Interest expense                                                                 260,567           130,701
                                                                             -----------       -----------
Income (loss) before income taxes
   and minority interest                                                         944,055           (70,629)

Income taxes                                                                     373,322             7,200
                                                                             -----------       -----------
Income (loss) before minority interest                                           570,733           (77,829)

Minority interest in net (income) loss of
   consolidated subsidiary                                                       (37,807)           24,055
                                                                             -----------       -----------
Net income (loss)                                                            $   532,926      ($    53,774)
                                                                             ===========       ===========
Net income (loss) per share, basic and diluted                               $       .06      ($       .01)
                                                                             ===========       ===========

The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------
                                                               CAPITAL IN
                                               COMMON          EXCESS OF        ACCUMULATED      TREASURY
                                               STOCK           PAR VALUE          DEFICIT          STOCK
                                               -------         ----------       -----------      ---------

Balance, December 31, 1996                     $73,385        $ 8,178,998       ($2,796,105)     ($348,669)

Net (loss) for year ended
   December 31, 1997                                                                (53,774)

Acquisition of 19.5% of CECO Filters, Inc.
   common stock through issuance of
   768,500 shares of common stock                7,685          1,681,065
                                               -------         ----------       -----------      ---------
Balance, December 31, 1997                      81,070          9,860,063        (2,849,879)      (348,669)

Net income for year ended
   December 31, 1998                                                                532,926

Acquisition of 4.1% of CECO Filters, Inc.
   common stock through issuance of
   281,768 shares of common stock                2,818            278,950
                                               -------         ----------       -----------      ---------
Balance, December 31, 1998                     $83,888        $10,139,013       ($2,316,953)     ($348,669)
                                               =======        ===========       ===========       ========


The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                1998              1997
                                                                             -----------       -----------
                                          INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income (loss)                                                         $   532,926      ($    53,774)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Depreciation and amortization                                               617,964           384,661
     Deferred income taxes                                                       (95,627)            1,362
     Unearned revenue                                                             78,000                 -
     Minority interest                                                            37,807           (24,055)
     Gain on sale of marketable securities, trading                               (1,253)                -
     (Increase) decrease in operating assets:
       Accounts receivable                                                      (519,519)         (902,369)
       Inventories                                                               229,753           (60,318)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                        32,836          (235,454)
       Due from former owners of Busch                                          (147,939)                -
       Minimum lease payments receivable                                        (429,300)                -
       Prepaid expenses and other current assets                                 (96,762)         (174,460)
       Prepaid income taxes                                                      150,200          (150,200)
       Purchase of marketable securities                                      (2,134,312)       (1,191,998)
       Proceeds from sale of marketable securities                             2,073,771         1,573,369
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                     733,422           653,370
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                    (1,514,707)        2,517,310
       Due to former owners of Busch                                            (559,427)          502,592
       Income taxes payable                                                      253,100          (276,976)
                                                                             -----------       -----------
            Net cash provided by (used in) operating activities                 (759,067)        2,563,060
                                                                             -----------       -----------

Cash flows from investing activities:
   Acquisition of IFM, net of cash acquired,
       comprised of the following:
     Excess of current liabilities over
       current assets, net of cash acquired                                      169,756                 -
     Equipment                                                                   (93,372)                -
     Goodwill                                                                   (171,235)                -
   Acquisition of Busch, comprised of the following:
     Goodwill                                                                    (16,614)         (796,910)
     Inventory                                                                         -          (145,379)
     Equipment                                                                         -          (131,818)
     Patents                                                                           -        (1,129,754)
     Prepaid expenses                                                                  -           (13,059)
   Acquisitions of property and equipment                                       (240,996)         (210,087)
   Acquisitions of intangible assets                                            (340,848)         (168,845)
   Sale of CECO Filter's common stock                                                  -            24,100
                                                                             -----------       -----------
            Net cash (used in) investing activities                         ($   693,309)     ($ 2,571,752)
                                                                             -----------       -----------


                                              CONTINUED ON NEXT PAGE

The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

----------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                1998              1997
                                                                             -----------       -----------
Cash flows from financing activities:
   Net borrowings (repayments), short-term obligations                       $ 1,200,000      ($   400,000)
   Proceeds from issuance of long-term debt                                      230,000         1,000,000
   Repayments of long-term debt and
     capital lease obligation                                                   (460,803)         (155,655)
                                                                             -----------       -----------
            Net cash provided by financing activities                            969,197           444,345
                                                                             -----------       -----------
Net increase (decrease) in cash                                                 (483,179)          435,653
Cash at beginning of year                                                        847,827           412,174
                                                                             -----------       -----------
Cash at end of year                                                          $   364,648       $   847,827
                                                                             ===========       ===========

                              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                                  $   260,567       $   130,701
                                                                             -----------       -----------
   Income taxes                                                              $   118,000       $   433,014
                                                                             -----------       -----------


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company exchanged 281,768 and 186,000 shares of its common stock for 281,768 and 186,000 shares of CECO Filters, Inc. ("CFI") common stock with unrelated third parties in 1998 and 1997, respectively. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CFI's common stock with an officer of CFI.





The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.      Nature of Business and Summary of Significant Accounting Policies

        Nature of business - The principal business of the Company's subsidiary is to provide standard and engineered systems for air quality improvement and to offer complete operation and maintenance services to industrial and commercial customers, primarily in the United States.

        Principles of consolidation - The consolidated financial statements include the accounts of CECO Environmental Corp. (the "Company"), and CECO Filters, Inc. ("CFI"), a 93% (as of December 31, 1998) owned subsidiary. The Company acquired its majority ownership in CFI in April, 1993 (see Note 2). All intercompany balances and transactions have been eliminated.

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

        Inventories - Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

        Revenue from contracts for the design and manufacture of air handling units and inter-facility construction are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

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

        Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

        Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $158,029 in 1998 and $117,481 in 1997.

        Research and development - Research and development costs are charged to expense as incurred. The amounts charged were $97,090 in 1998 and $91,803 in 1997.

        Per share data - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company considers outstanding options and warrants in computing diluted net income (loss) per share only when they are dilutive. The weighted average number of common shares was 8,250,896 in 1998 and 7,551,836 in 1997 for basic and 8,845,626 in 1998 and 7,953,212 in 1997 for diluted net income (loss) per share.

        Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

        Stock-based compensation - In October, 1996, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS 123 permits companies to choose between a "fair value based method of accounting" for employee stock options or to continue to measure compensation cost for employee stock compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to use the APB 25 method. Under such method, compensation is measured by

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.      Nature of Business and Summary of Significant Accounting Policies -
        Continued

        Stock-based compensation - continued

        the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense in either year.

        Entities electing to remain with this method must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company has not presented the proforma disclosures required by SFAS 123 since the impact on the Company's income (loss) from operations for the periods presented was de minimis.

        Recent accounting pronouncements - In June, 1997 and February, 1998, respectively, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," both of which are effective for fiscal years beginning after December 15, 1997. In June, 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after December 15, 1998. The adoption of these pronouncements will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

2.      Investment in CFI

        Pursuant to a Stock Exchange Agreement dated May 30, 1992, between the Company and IntroTech Investments, Inc. ("IntroTech"), a privately-held Ontario corporation, the Company exchanged 1,666,666 newly issued shares of its common stock for 1,666,666 shares of CFI common stock owned by IntroTech. CFI is a Delaware corporation. The 1,666,666 shares of CFI common stock acquired by the Company are restricted. Those shares represented 24.51% of the outstanding shares of common stock of CFI.

        During 1993 through 1996, the Company exchanged 2,953,964 additional shares of its common stock for 2,953,964 shares of CFI's common stock with unrelated third parties. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CFI's common stock with an officer of CFI. During 1997 and 1998, the Company exchanged 186,000 and 281,768, respectively, additional shares of its common stock for 186,000 and 281,768 shares of CFI's common stock with unrelated third parties. As of December 31, 1998, the Company owned 92.8% of CFI's common stock. The excess of the aggregate purchase over the fair market value of the net assets acquired was allocated to goodwill which is being amortized on the straight-line method over 40 years.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

3.      Acquisition of Businesses

        During March, 1998, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets, and the business, of Integrated Facilities Management, Inc. ("IFM") for $150,000 in cash. IFM, located in Mesa, Arizona, provides a full range of services for inter-facility general repair, preventive maintenance and inter-facility construction needs exclusively for owners and users of industrial commercial, educational, healthcare and manufacturing facilities. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of the net assets acquired was allocated to goodwill which is being amortized on the straight-line method over 40 years. The Asset Purchase Agreement provides that, notwithstanding the actual closing date, the closing was deemed to be effective as of January 1, 1998 and the consolidated statement of operations, therefore, includes the operations of IFM since January 1, 1998.

        On September 25, 1997, pursuant to an Asset Purchase Agreement, New Busch Co., Inc., a wholly-owned subsidiary of CECO Filters, Inc., acquired substantially all of the assets, and the business, of Busch Co. ("Busch") for $2,100,000 in cash, plus acquisition costs. During the next three years, the Company has a contingent obligation to pay to the former owner of Busch an earnout based on certain targeted EBITDA as defined in the agreement. The Company did not incur a liability under the earnout arrangement for the year ended December 31, 1998. Any amounts paid under this arrangement will be recorded as compensation. Busch, located in Pittsburgh, Pennsylvania, was engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and also provided manufacturer's representative services to certain companies or manufacturers in support of related businesses. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $1,900,000 was allocated to goodwill based upon preliminary estimates of fair value. Additional costs associated with the acquisition of approximately $16,000 were paid during 1998 and has been recorded as goodwill. During April, 1998, the Company completed a valuation of certain patents acquired as part of this acquisition, utilizing the services of an independent consultant. The valuation resulted in the reclassification of approximately $1,047,000 from goodwill to patents. Goodwill is being amortized on the straight-line method over 40 years. The 1997 amounts have been adjusted to reflect this reclassification. The Asset Purchase Agreement provides that, notwithstanding the actual September 25, 1997 closing date, the closing was deemed to be effective as of July 1, 1997. The 1997 statement of operations, therefore, includes the operations of New Busch Co. since July 1, 1997.

        On a pro forma basis, unaudited results of operations for the years ended December 31, 1998 and 1997 would have been as follows, if the Busch and the IFM acquisitions had been made as of January 1, 1997:

                                                          DECEMBER 31,
                                                    1998                1997
                                                 -----------        -----------
        Total revenues                           $26,381,622        $25,693,370
        Income before taxes on income                944,056            804,022
        Net income                                   532,926            479,984
        Net income per share                            $.06               $.07

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

4.      Financial Instruments

        Fair value of financial instruments:

                                                           1998                              1997
                                               --------------------------         --------------------------
                                                  CARRYING        FAIR               CARRYING        FAIR
                                                   AMOUNT         VALUE               AMOUNT         VALUE
                                               -----------    -----------         -----------    -----------
        Financial assets:
          Cash                                 $  364,648     $   364,648         $   847,827    $   847,827
          Marketable securities695,944            695,944         634,150             634,150
          Due from former owners
            of Busch                              147,939               -                   -              -

        Financial liabilities:
          Short-term obligations1,200,000       1,200,000               -                   -
          Long-term debt                        1,954,862       1,846,759           2,066,864      1,963,547
          Due to former owners
            of Busch                                    -               -             559,427              -

        The fair values of cash, short-term obligations and due to/from former owners of Busch are assumed to be equal to their reported carrying amounts based on their close proximity to maturity and due to interest rates which fluctuate with the market.

        Valuations for marketable securities are determined based on quoted market prices and valuations for long-term debt are determined based on future payments discounted at current interest rates for similar obligations.

        Management of the Company does not expect any losses to result from its standby letter of credit described in Note 11 and, therefore, is of the opinion that the fair value of this off-balance sheet financial instrument is zero.

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

5.      Accounts Receivable
                                                  1998            1997
                                               ----------      ----------

        Trade receivables                      $1,402,085      $1,321,760

        Contract receivables:
          Billed on completed contracts           233,315           3,817
          Billed on contracts in progress       2,433,240       1,653,837
                                               ----------      ----------
                                               $4,068,640      $2,979,414
                                               ==========      ==========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

6.      Inventories

        Inventories consisted of the following at
        December 31:
                                                           1998         1997
                                                        ----------   ----------

        Raw material                                    $  380,477   $  409,639
        Finished goods                                      46,742      157,911
        Parts for resale                                   114,096      203,518
                                                        ----------   -----------
                                                        $  541,315   $  771,068
                                                        ==========   ==========

7.      Costs and Estimated Earnings on Uncompleted
        Contracts
                                                           1998         1997
                                                        -----------------------

        Costs incurred on uncompleted contracts         $9,140,606   $2,217,978
        Estimated earnings                               3,308,598    1,205,994
                                                        ----------   ----------
                                                        12,449,204    3,423,972
        Less billings to date 13,397,127                 5,705,828
                              ----------                ----------
                                                       ($  947,923) ($2,281,856)
                                                        ==========   ==========

        Included in the accompanying balance sheet under the following captions:

           Costs and estimated earnings in excess
              of billings on uncompleted contracts      $  226,504   $  235,454
           Billings in excess of costs and estimated
              earnings on uncompleted contracts         (1,174,427)  (2,517,310)
                                                        ----------   ----------
                                                       ($  947,923) ($2,281,856)
                                                        ==========   ==========

8.      Property and Equipment

        Property and equipment consisted of the
        following at December 31:
                                                           1998         1997
                                                        -----------------------

        Land                                            $  137,342   $  137,342
        Building                                         1,770,246    1,679,659
        Machinery and equipment                          2,128,353    1,884,572
                                                        ----------   ----------
                                                         4,035,941    3,701,573
        Less accumulated depreciation                    1,973,489    1,754,091
                                                        ----------   ----------
                                                        $2,062,452   $1,947,482
                                                        ==========   ==========

        Depreciation expense was $219,398 and $200,550 for 1998 and 1997, respectively.

        Machinery and equipment at December 31, 1998 and 1997 included equipment acquired under a capital lease with a cost of $19,793 and accumulated depreciation of $18,738 and $15,097, respectively.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

9.      Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31:

                                                        1998            1997
                                                     ----------      -----------
        Goodwill                                     $5,666,958       $5,212,340
        Less accumulated amortization                   497,605          368,452
                                                     ----------      -----------
                                                     $5,169,353       $4,843,888
                                                     ==========       ==========

        Non-compete agreements                       $  300,000       $  100,000
        Patents                                       1,318,806        1,299,114
                                                      ---------      -----------
                                                      1,618,806        1,399,114
        Less accumulated amortization                   348,026           78,613
                                                     ----------      -----------
                                                     $1,270,780       $1,320,501
                                                      =========      ===========

        Amortization expense was $398,566 and $184,111 for 1998 and 1997, respectively.

10.     Investment in Lease Sales-Type

        The Company entered into a sales-type lease. The unearned finance income of $87,000 is being realized over the five-year lease term.

        Future minimum lease payments receivable under the sales-type capital lease as of December 31, 1998 are as follows:

               YEAR ENDING DECEMBER 31,

                         1999                               $  95,400
                         2000                                  95,400
                         2001                                  95,400
                         2002                                  95,400
                         2003                                  47,700
                                                             --------
                                                              429,300
              Less unearned income                             78,000
                                                             --------
              Net investment in sales-type lease             $351,300
                                                             ========

11.     Debt

                                                                                            1998          1997
                                                                                         ----------     --------
        Short-term obligations
        Note payable, bank, under line of credit. The Company has a line of credit with a bank permitting borrowings of up to $1,500,000 with interest at the prime rate plus 1/2% (effective rate of 8.25% and 9%
          at December 31, 1998 and 1997, respectively). Borrowings are limited to 80% of eligible accounts receivable plus a permitted out-of-formula advance which at December 31, 1998 was $500,000. There was also a
          $150,000 standby letter of credit to the Pennsylvania Industrial
          Development Authority which was outstanding at both dates.                     $1,200,000     $       -
                                                                                         ==========     =========

        The Company is required to maintain compensating cash balances of 5% of the total line of credit offered, or is subject to additional fees.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

11.     Debt - Continued

        Long-term debt
                                                                                           1998          1997
                                                                                        ------------------------
        Term loan, bank, monthly payments of $20,833, plus interest at 1/2% over
          the prime rate (effective rate of 8.25%) through September, 2001             $  687,500    $   937,500

        Mortgage note payable, bank, monthly installments of $10,149, including interest at 7.75% per annum, through March 1, 2003, at which time the interest rate will be adjusted to prime plus 1/2%. Remaining principal will be repaid in 60 equal monthly installments plus
          interest beginning April 1, 2003.                                               802,151        857,956

        Pennsylvania Industrial Development Authority, payable in equal monthly installments of $2,797 including interest at 3% per annum, through
          May, 2007, collateralized by a second mortgage on land and building             245,636        271,408

        Term loan, bank, monthly payments of $3,833, plus interest at 8.3%
          through September, 2003                                                         218,500              -

        Other                                                                               1,075              -
                                                                                       ----------     ----------
                                                                                        1,954,862      2,066,864
        Less current portion   385,149                                                    333,871
                               -------                                                 ----------
                                                                                       $1,569,713     $1,732,993
                                                                                       ==========     ==========

        Maturities of all long-term debt over the next five years and thereafter are estimated as follows:

                    1999                                            $  385,149
                    2000                                               389,442
                    2001                                               333,288
                    2002                                               152,401
                    2003                                               148,003
                 Thereafter                                            546,579
                                                                   -----------
                                                                    $1,954,862
                                                                   ===========

         CFI's property and equipment, accounts receivable, and inventory serve as collateral for its bank debt. The bank debt is also subject to certain financial covenants.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

12.      Capital Lease Obligation

         The Company acquired equipment under the provisions of a long-term lease.

         Future minimum lease payments under the capital lease are as follows:

                  1999                                                $3,280

              Less amount representing interest                           57
                                                                      ------
              Present value of net minimum
                capital lease payments, current portion               $3,223
                                                                      ======

13.      Shareholders' Equity

         Stock Option Plan

         CFI maintained a stock option plan for its employees through 1997. During 1997, all participants in the CFI plan were given the opportunity to exchange their unexercised options for the same number of options in a new plan established by CECO Environmental Corp. Under the former plan, options to purchase 500,000 shares of CFI's common stock were available to be granted at not less than 100% of the market price of the shares on the date of grant. Options were generally exercisable one year from the date of grant and expired between five and ten years of the date of grant. At December 31, 1997, there were no outstanding options with respect to the CFI plan. The grant date for all of the exchanged options is December 15, 1997 and 20% of the options become exercisable each year over the following five years. There are 1,500,000 shares of CECO Environmental Corp.'s common stock that have been reserved for issuance under this plan.

         The status of the CECO Environmental Corp. stock option plan is as follows:

                                                                 1998                         1997
                                                        ----------------------------------------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                          SHARES        PRICE          SHARES         PRICE
                                                        ----------   -----------      ---------     --------
        Outstanding at beginning of year                   312,320      $4.46                 0
        Granted                                                                         312,320       $4.46
        Forfeited                                                                             0
                                                        ----------                    ---------
        Outstanding at end of year                         312,320       4.46           312,320        4.46
                                                        ==========                    =========
        Options exercisable at year end                          0                            0
                                                        ==========                    =========
        Available for grant at end of year               1,187,680                    1,187,680
                                                        ==========                    =========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

13.     Shareholders' Equity - Continued

        Employee Stock Purchase Plan

        Effective October 1, 1998, the Company established an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of the Company's common stock, subject to certain limitations. The purchase price of each share is 85% of the lessor of its fair market value on the grant date or on the exercise date. The aggregate number of whole shares of common stock purchasable under the option shall not exceed 10% of the employee's base compensation. At December 31, 1998, 250,000 shares were available for purchase under the plan. At December 31, 1998, there have been no shares issued under this plan.

        Warrants to Purchase Common Stock

        In January, 1998, warrants were issued to the Chief Executive Officer to purchase 250,000 shares of the Company's common stock at an exercise price of $2.75 per share. These warrants expire ten years from date of issuance. In September, 1998, warrants were issued to the Chief Executive Officer to purchase 250,000 shares of the Company's common stock. These warrants have an exercise price of $1.625 per share. The aforementioned warrants expire 10 years from date of issuance. In November, 1998, warrants were issued to two unrelated third parties to purchase 500,000 and 700,000 shares of the Company's common stock at an exercise price of $2 per warrant for the first 250,000 and 450,000 shares, respectively, and $3 per warrant for the remaining 250,000 shares. These warrants expire two years from issuance.

        Stock Options

        In June, 1998, the Company granted options to a member of the board of directors to purchase 10,000 shares of the Company's common stock at $2.75 per share. The options become exercisable on February 1, 1999 through June 30, 2008. The value of the stock options are deemed de minimis.

14.     Sales to Major Customers

        CFI had one customer in 1998 representing 11% of consolidated net revenues. There were no customers in 1997 where revenues exceeded 10% of consolidated net revenues.

15.     Employee Benefit Plans

        CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. CFI matches 50% of the first 6%. Plan expense for the years ended December 31, 1998 and 1997 was $119,423 and $57,678, respectively.

        CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the Plan for 1998 or 1997.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

16.     Commitments

        Rent

        CFI leases certain facilities on a year-to-year basis. CFI also has future annual minimum rental commitments under noncancelable operating leases as follows:

                1999                                             $297,481
                2000                                              195,585
                2001                                              172,466
                2002                                              102,465
                2003                                                4,560

        The Company leases a facility from the President and Chief Operating Officer of New Busch Co., Inc. who is the beneficial owner of the property with an annual rental of approximately $133,000 expiring July, 2002.

        Total rent expense under all operating leases for 1998 and 1997 was $341,549 and $206,927, respectively.

        Non-Compete Agreement

        In connection with the acquisition of Busch described in Note 3, the Company entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100,000 paid at the closing date, the agreement requires annual payments of $200,000 on each of the next four anniversary dates of the closing.
        The related cost is being amortized ratably over the four-year period.

17.     Income Taxes

        Income taxes (benefit) consisted of the following at December 31:

                                                  1998            1997
                                               --------------------------
        Current:
          Federal                              $286,200         ($64,085)
          State                                 182,747           69,923
                                               --------          -------
                                                468,947            5,838
                                               --------          -------
        Deferred:
          Federal                               (29,625)           1,362
          State                                 (66,000)               -
                                               --------          -------
                                                (95,625)           1,362
                                               --------          -------
                                               $373,322          $ 7,200
                                               ========          =======

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

17.     Income Taxes - Continued

        The provision for income taxes differs from the statutory rate due to the following:

                                                                                      1998             1997
                                                                                    ---------        ---------
              Tax (benefit) at statutory rate                                        $320,979         ($24,014)
              Increase (decrease) in tax resulting from:
                Net operating loss deduction                                          (77,879)         (40,875)
                State income tax, net of federal benefit                               77,054           46,149
                Change in tax versus book basis of assets                              (8,883)           1,362
                Permanent differences, principally goodwill                            54,307           44,249
                Under (over) accrual of prior years' taxes                              7,947          (16,852)
                Other                                                                    (203)          (2,819)
                                                                                     --------          -------
                                                                                     $373,322          $ 7,200
                                                                                     ========          =======

        Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:


                                                                                      1998             1997
                                                                                    ---------        ---------
              Deferred tax asset:
                Inventory capitalization                                             $ 18,500          $13,477
                Depreciation                                                           20,900           20,600
                Non-compete agreement                                                  73,400           18,666
                Employee bonuses - restricted stock in lieu of cash                         -           20,000
                State loss carryforwards                                              120,000           74,000
                Federal net operating loss carryforwards                               36,000          114,000
                Less valuation allowance                                              (90,000)        (188,000)
                                                                                     --------          -------
                                                                                      178,800           72,743
                                                                                      -------          -------
              Deferred tax liability:
                Goodwill                                                              (24,600)         (15,370)
                Patents                                                                (1,200)               -
                                                                                     --------          -------
                                                                                      (25,800)         (15,370)
                                                                                     --------          -------
              Net deferred tax liability                                             $153,000          $57,373
                                                                                      =======          =======

        The Company has federal net operating loss carryforwards of approximately $107,000 and $336,000 at December 31, 1998 and 1997, respectively, which begin to expire in 2008. The loss carryforward of $107,000 has separate return loss year limitations from losses incurred prior to the acquisition of CFI. Additionally, the Company has state net operating loss carryforwards of approximately $1,333,000 and $826,000 at December 31, 1998 and 1997, respectively, which begin to expire in 2001.

        Due to the uncertainty of the realization of certain tax carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of $90,000 at December 31, 1998.

        CECO Environmental Corp. and CFI file a consolidated federal income tax return.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

18.     Related Party Transactions

        Effective January 1, 1995, the Company entered into a consulting agreement with CFI. The terms of the agreement require monthly fees by CFI of $20,000 through July, 1998 and $35,000 through December, 1998 in exchange for management and financial consulting services involving corporate policies; marketing; strategic and financial planning; and mergers, acquisitions and related matters. CFI paid the Company $315,000 and $240,000 during each of the years ended December 31, 1998 and 1997. These fees have been eliminated in consolidation.

19.     Consulting Agreement

        The Company entered into a one year consulting agreement with an option to renew for an additional year with an unrelated third party, effective November 1, 1998, to provide investor relations services to the Company. As compensation, the consultant received warrants to purchase 500,000 shares of the Company's common stock at $2 per warrant for the first 250,000 shares and $3 per warrant for the remaining 250,000 shares, with warrants expiring November, 2000. In connection with this transaction, warrants were issued to an unrelated third party to purchase 700,000 shares of the Company's common stock at $2 per warrant for the first 450,000 shares and $3 per warrant for the remaining 250,000 shares, with warrants expiring November, 2000. The value of the warrants is considered de minimis.

        In addition, the Company advanced $150,000 at November 1, 1998 and is obligated to advance an additional $150,000 on January 1, 1999 as advances towards expenses incurred for the public relations program. Any unused advances are fully refundable. The initial $150,000 advance has been recorded as a prepaid asset and amortized proratably over the twelve-month period.

20.     Backlog of Uncompleted Contracts

                                                                                                      1998
                                                                                                  -----------
        Contracts in progress, January 1, 1998, including contracts
          acquired in connection with acquisition of IFM                                           $8,750,121
        New contracts, 1998                                                        11,260,548
        Contract adjustments                                                          360,343
                                                                                   ----------
                                                                                                   20,371,012
        Less contract revenues recognized for 1998                                                (14,420,506)
                                                                                                   ----------

        Balance, December 31, 1998                                                                 $5,950,506
                                                                                                   ==========

                                                                                                      1997
                                                                                                  -----------
        Contracts in progress acquired on July 1, 1997
          in connection with acquisition of Busch Co.                                              $8,557,030
        New contracts, July 1 through December 31, 1997                                             2,804,467
        Contract adjustments                                                          291,501
                                                                                   ----------
                                                                                                   11,652,998
        Less contract revenues recognized, July 1, 1997
          through December 31, 1997                                                                (3,629,246)
                                                                                                   ----------

        Balance, December 31, 1997                                                                 $8,023,752
                                                                                                   ==========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

21.     Segment and Related Information

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998.

        The Company has three reportable segments: Air Quality Improvement, Ventilation and Environmental Products and Interfacility Maintenance. The Company provides standard and engineered systems and filter media for air quality improvement through its Air Quality Improvement segment. The Ventilation and Environmental Products segment assembles and manufactures ventilation, environmental and process-related products. Interfacility repair, preventative maintenance and inter-facility construction are provided by the Interfacility Maintenance segment.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

                                                          VENTILATION                                  ELIMINATION
                                              AIR             AND                                       OF INTER-
                                            QUALITY      ENVIRONMENTAL     INTERFACILITY                 SEGMENT           TOTAL
                                          IMPROVEMENT      PRODUCTS         MAINTENANCE      OTHER      ACTIVITY        CONSOLIDATED
                                        --------------------------------------------------------------------------------------------
                                                                                         1998
                                        --------------------------------------------------------------------------------------------
Net sales                               $ 8,405,289       $13,033,784      $5,083,370                  ($   140,821)    $26,381,622

Depreciation and amortization               183,394           282,548          37,048    $  114,974                         617,964

Operating income (loss)                   1,077,074           753,717        (690,251)       (3,733)                      1,136,807

Other significant noncash items:
  Cost and estimated earnings
    in excess of billings on
    uncompleted contracts                                     193,116          33,388                                       226,504

Total assets, net of
  inter-segment receivables              10,342,894         4,967,269       1,758,360     4,778,671      (6,372,358)     15,474,836

Capital expenditures                         55,540            47,374         138,032                                       240,996



                                                                                         1997
                                        --------------------------------------------------------------------------------------------

Net sales                               $ 9,698,208       $ 4,421,862      $  452,847                  ($    41,943)    $14,530,974

Depreciation and amortization               200,538            85,931           3,085     $  95,107                         384,661

Operating income (loss)                     785,882          (302,167)       (448,758)      (59,211)                        (24,254)

Other significant noncash items:
  Cost and estimated earnings
    in excess of billings on
    uncompleted contracts                                     235,454                                                       235,454

Total assets, net of
  inter-segment receivables               7,207,414         4,875,364         152,990     4,507,276    ( 2,725,229)      14,017,815

Capital expenditures                        191,584            10,450           8,053                                       210,087


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

Name                       Age                       Position
----                       ---                       --------
Phillip DeZwirek           61         Chairman of the Board of Directors; Chief
                                      Executive Officer and Chief Financial
                                      Officer

Jason Louis DeZwirek       28         Director, Secretary

Josephine Grivas           59         Director

Donald Wright              61         Director

          The business backgrounds during the past five years of the Company's directors and officers are as follows:

          Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek's principal occupations during the past five years have been as Chairman of the Board of Digital Fusion Multimedia Corp. of Toronto Canada; Chairman of the Board and Vice President of CECO Filters, Inc., a Delaware corporation (since 1985); and President of Can-Med (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. Digital Fusion's common stock is traded over-the-counter on the NASDAQ Bulletin Board. CECO is discussed elsewhere in this document. See Item 1 - Business.

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

          During the fiscal year ended December 31, 1998, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors.

          Section 16(a) Beneficial Ownership Reporting Compliance. Donald Wright, a director of the Company, failed to timely file (i) a Form 3 upon the acquisition of shares of stock of the Company and (ii) a Form 4 to report addition acquisitions of the Company's shares of stock. Mr. Wright acquired an aggregate of 11,000 shares of stock in a series of 11 transactions that should have been reported in a Form 3 and Form 4. Such transactions were reported in a Form 5. Except for Mr. Wright, the Company is not aware of any persons who beneficially own or owned more than 10 percent of the outstanding common stock of the Company or any officer, director or other person subject to the requirements of Section 16 of the Securities Exchange Act of 1934 who, during the period covered by this Annual Report on Form 10-KSB, failed to file, or failed to file on a timely basis, any reports or forms required to be filed under said Section 16 or the rules and regulations promulgated thereunder.

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

          Except for the options described below issued to Donald Wright, the directors of the Company received no consideration for serving in their capacity as directors of the Company during its last fiscal year. The Company has no annuity, pension or retirement plans.

Warrants

          In consideration for Philip DeZwirek's valuable service to the Company as an employee, officer and director, the Company granted Mr. DeZwirek (i) warrants on January 14, 1998 to purchase up to 250,000 shares of the Company's common stock, which are exercisable at any time between June 14, 1998 and January 14, 2008 inclusive at a price of $2.75, the closing price of the Company's common stock on January 14, 1998, (ii) warrants on September 14, 1998 to purchase up to 250,000 shares of the Company's common stock, which are exercisable at any time between March 14, 1999 and September 14, 2008 inclusive at a price of $1.625, the closing price of the Company's common stock on September 14, 1998, and (iii) warrants on January 22, 1999 to purchase up to 500,000 shares of the Company's common stock, which are exercisable at any time between July 22, 1999 and January 22, 2009 inclusive at a price of $3.00, the closing price of the Company's common stock on January 22, 1999 (each such grant of warrants a "Warrant Grant"). All of such warrants are transferable and grant the holders thereof "piggyback registration rights", i.e. the right to participate in any registration of securities by the Company other than a registration statement in connection with a merger or pursuant to registration statements on Forms S-4 or S-8. Additionally, the holders of a majority of the shares underlying the warrants and the warrants for each Warrant Grant have the right on two occasions to have the Company prepare and file with the Securities and Exchange Commission a registration statement and such other documents as may be necessary for such holders to effect a public offering of the shares underlying the warrants previously issued or to be issued upon the effectiveness of such registration statement. The Company is however required to pay the expenses of only one of such registrations for each Warrant Grant. With respect to each Warrant Grant, the right to demand such registrations expires 10 years from the date of the Warrant Grant, or upon the happening of certain other conditions.

Options

          In consideration for Donald Wright's valuable services as a director, the Company granted Mr. Wright options (the "Options") to purchase up to 10,000 shares of the Company's common stock on June 30, 1998. The Options are exercisable at any time between February 1, 1999 and June 30, 2008 inclusive at a price of $2.75. The Options are transferable, subject to federal and state securities laws.

Compensation

          On October 1, 1997, the Board of Directors of the Company adopted the CECO Environmental Corp. 1997 Stock Option Plan (the "Plan"). The Plan was approved by the shareholders on September 10, 1998. The stock options are intended to qualify as incentive stock options and may be issued to officers and employees of the Company and its subsidiaries. The Plan must be administered by a committee of at least two non-employee directors; the committee currently consists of Jason DeZwirek and Josephine Grivas. One Million, Five Hundred Thousand shares of the Company's stock has been reserved for issuance pursuant to the Plan. Options to purchase stock may be granted at not less than 100% of the market price of the shares on the date of the grant, except that if the grantee of the options owns more than 10% of the voting power of stock of the Company or any of its subsidiaries, the option price per share may not be less than 110% of the market price on the date of the grant. As of March 18, 1999, 312,320 options under the Plan have been issued, none of which were issued to an officer or director of the Company.

          On September 1, 1998, the Board of Directors of the Company adopted the CECO Environmental Corp. 1998 Employee Stock Purchase Plan (the "Stock Plan"). Employees, other than certain part-time employees, are eligible to participate in the Stock Plan, which provides employees the opportunity to purchase stock of the Company at a discounted price. The maximum number of shares of common stock of the Company that will be offered under the Stock Plan is 250,000. Such shares will be offered in nine separate consecutive offerings commencing October 1, 1998, with the final offering terminating on September 30, 2003. The purchase price per share will be the lesser of 85% of the market price of the stock on the last business day of the offering or 85% of the market price of the stock on the offering date. Payment of the stock under the Stock Plan is paid through employee payroll deductions. The Stock Plan is administered by the Company's board of directors, however, the board of directors may delegate its authority to a committee of the board or an officer of the Company. Adoption of the Stock Plan is subject to the approval of the shareholders of the Company by August 31, 1999. Any grants of stock and rights to purchase stock of the Company will be void and all amount contributed by employees will be refunded in the event shareholder approval is not obtained by August 31, 1999. No grants of stock have been issued as of March 15, 1999 under the Stock Plan.

          The following table summarizes the total compensation of Phillip DeZwirek, the Chief Executive Officer of the Company, for 1998 and the two previous years. There were no other executive officers of the Company who received compensation in excess of $100,000 in 1998.

SUMMARY COMPENSATION TABLE FOR THE COMPANY:

Name/                         Annual Compensation        Long Term Compensation
Principal Position          Year             Salary             Options (#)
------------------          ----             ------      -----------------------
Phillip DeZwirek            1998              $80,000           500,000(1)
President and               1997              $50,000                 -
Chief Executive Officer     1996              $42,500           750,000(2)

          The following tables set forth information with respect to Mr. DeZwirek concerning exercise of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------
                       Number of       % of Total
                       Securities       Options/SARs
                       Underlying       Granted to           Exercise
                       Options         Employees in     or Base Expiration
Name                   Granted (#)      Fiscal Year    ($/SH)          Date
----                   -----------      -----------    ------     --------------
Phillip DeZwirek       250,000  50%                    $2.75       Jan. 14, 2008
                       250,000  50%                    $1.625     Sept. 14, 2008

AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1998
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1998:
-------------------------------------------------------------

                     Shares                   Number of Securities          Value of Unexercised
                     Acquired                Underlying Unexercised            In-the-Money
                     on         Value             Options/SARs                  Options/SARs
                     Exercise   Realized           at 12/31/98                  at 12/31/98
Name                 (#)        ($)       Exercisable  Unexerciseable     Exercisable  Unexerciseable
----                 --------   --------  -----------  --------------     -----------  --------------
Phillip DeZwirek      0          0        1,000,000      250,000          $1,000,000      $343,750

-----------------
          (1) Represents 250,000 Warrants issued on January 14, 1998 and 250,000 Warrants issued on September 14, 1998.

         (2) Represents the Warrants issued to Phillip DeZwirek on November 7, 1996.

          The following table summarizes the total compensation of the Chief Executive Officer of CECO Filters, Inc. for 1998 and the two previous years (the "Named Executive Officer"). There were no other executive officers of CECO Filters, Inc. who received compensation in excess of $100,000 for 1998.

SUMMARY COMPENSATION TABLE FOR CECO FILTERS, INC.:
--------------------------------------------------

Name/                      Annual Compensation            Long Term Compensation       All Other
Principal Position                 Year          Salary         Options (#)          Compensation(1)
------------------         ------------------- ---------  ----------------------     ---------------
Steven I. Taub, Ph.D./            1998         $240,7402               -                $4,750.20
President and                     1997          $226,300         210,5203               $4,750.20
Chief Executive Officer           1996          $228,800           30,000               $4,750.20


AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1998
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1998:
-------------------------------------------------------------

                          Shares                  Number of Securities       Value of Unexercised
                          Acquired               Underlying Unexercised         In-the-Money
                            on        Value           Options/SARs              Options/SARs
                          Exercise   Realized          at 12/31/98               at 12/31/98
Name                        (#)        ($)       Exercisable Unexercisable Exercisable Unexercisable
----                     --------   ---------    ----------- ------------- ----------- -------------
Steven I. Taub, Ph.D.       0          0            42,104      168,416         $0          $0


          Dr. Taub entered into an Employment Agreement dated September 30, 1997 with CECO. The Employment Agreement was effective September 30, 1997 and has a term through June 30, 2002. Either party may terminate the Employment Agreement for cause. Dr. Taub's base salary is set at $225,000 per year, but may be modified by the mutual agreement of CECO and Dr. Taub. In addition to his base salary, Dr. Taub is entitled to (i) a $2,000 IRA contribution by CECO, (ii) a car for business use, or in the alternative, an expense reimbursement for his personal car up to $600 per month, (iii) life, medical, dental and disability insurance, and (iv) up to 25 days of paid vacation annually. In addition, Dr. Taub will receive fees for service as a director of CECO equal to the highest fee paid to any other director of CECO or its affiliates.
--------------------
          (1) Includes matching contributions by the Company to the Company's 401(k) Plan on behalf of Dr. Taub.
          (2) $225,000 is allocated to base salary, $2,000 to IRA contribution, $7,200 to automobile allowance and $6,540 to insurance premiums, all of which items Dr. Taub pays for directly.
          (3) All options granted are for shares of stock of the Company pursuant to the Company's Stock Option Plan and were granted in exchange for the cancellation of all options held by Dr. Taub for the purchase of 325,000 shares of CECO.

          Under the terms of the Employment Agreement, upon Dr. Taub's death, the Company must redeem, at the request of Dr. Taub's estate, all of the stock owned by Dr. Taub. The price of such redeemed stock will be the lesser of $2,000,000 or its market value. Either CECO or the Company must maintain at least $2,000,000 of life insurance on the life of Dr. Taub to pay for such redemption.

          Dr. Taub has agreed not to engage in any business competitive with CECO for a term of two years after termination of his employment.

          The following table summarizes the total compensation of Andrew M. Halapin, President and Chief Operating Officer of Busch, for 1998. There were no other executive officers of Busch who received compensation in excess of $100,000 for 1998. Mr. Halapin did not receive any options or SAR grants from the Company or Busch in 1998.

SUMMARY COMPENSATION TABLE FOR NEW BUSCH CO., INC.:

Name/                     Annual Compensation                           All Other
Principal Position               Year            Salary         Bonus        Compensation(2)
------------------        -------------------    ------         -----        ---------------
Andrew M. Halapin                1998           $200,000             -           $200,000

President and                    1997           $100,000      $500,000(1)        $100,000
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

--------------------
         (1)  Represents a $500,000 signing bonus.

         (2) Represents a $100,000 payment in 1997 and a $200,000 payment in 1998 for consideration of a non-compete agreement contained in Mr. Halapin's Employment Agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          (a)     Security Ownership of Certain Beneficial Owners

          The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of March 15, 1999, and the percent of the class so owned by each such person.

                                       No. of Shares           % of Total CEC
Name and Address of                  of Common Stock             Common Shares
Beneficial Owner                    Beneficially Owned           Outstanding(1)
--------------------------------------------------------------------------------
Icarus Investment Corp.(2)
505 University Avenue, Suite 1400
Toronto, Ontario M5G 1X3                 1,334,360                  15.9%

Phillip DeZwirek(2,3,4)
505 University Avenue, Suite 1400
Toronto, Ontario M5G 1P7                 2,589,857                  26.9%

IntroTech Investments, Inc.(5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                 1,598,666                  19.0%

----------------------
(1) Based upon 8,388,816 shares of common stock of the Company outstanding as of March 15, 1999.

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

(3) Phillip DeZwirek is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of CEC.

(4) Includes (i) 750,000 shares of the Company's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from the Company at a price of $1.75 per share pursuant to Warrants granted to Mr. DeZwirek by the Company on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to Warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008 and (iii) 250,000 shares of the Company's common stock that may be purchased pursuant to Warrants granted September 14, 1998 at a price of $1.625 per share prior to September 14, 2008. Excludes 500,000 shares that may be purchased pursuant to Warrants granted to Mr. DeZwirek by the Company January 22, 1999, which are not exercisable until July 22, 1999.

(5) Introtech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

Jason Louis DeZwirek(2,5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                 2,933,026                  35.0%

Steven Taub(6)                             645,656                   7.6%
CECO Filters, Inc.
1027-29 Conshohocken road
Conshohocken, PA  19428

Brinker Pioneer, L.P.
259 Radnor-Chester Road
Radnor, PA  19087                          580,266                   6.9%

Richard Paul Genovese(7)                   700,000                   7.7%

IRG Investor(8)                            500,000                   5.6%
Relations Group, Ltd.
1286 Homer Street, 4th fl.
Vancouver, B.C.  V6B 2Y5

--------
(6) Includes 63,156 shares of the Company's common stock that Dr. Taub may purchase by the exercise of options.

(7) Represents 700,000 shares of the Company's common stock that Mr. Genovese may purchase by the exercise of warrants.

(8) Represents 500,000 shares of the Company's common stock that IRG Investor Relations Group Ltd. may purchase by the exercise of warrants.

          (b)     Security Ownership of Management

          As of March 15, 1999, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:

  Name of                                    Number of
 Beneficial                                  Shares of           % of Total CEC
 Owner and                                 Common Stock           Common Shares
Position Held                           Beneficially Owned       Outstanding(1)
-------------                           ------------------       --------------
Phillip DeZwirek
Chief Financial
Officer, Chief
Executive Officer,
Chairman of the
Board of Directors                           2,589,85(2)              26.9%

Jason Louis DeZwirek
Director, Secretary                         2,933,026(3)              35.0%

Josephine Grivas
Director                                           --                   --

Donald Wright                                  21,000(4)               .25%
Director

Steven Taub                                   645,656(5)               7.6%
President of CECO

Officers and
Directors as a
group (5 persons)                           4,855,179                   50%

-------------------
(1) See Note 1 to the foregoing table.
(2) See Notes 2, 3, and 4, to the foregoing table.
(3) See Notes 2 and 5 to the foregoing table.
(4) Includes 10,000 shares of the Company's common stock that may be purchased pursuant to Options granted June 30, 1998 at a price of $2.75 per share prior to June 30, 2008.
(5) See Note 6 to the foregoing table.

          (c)     Changes in Control

          The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

          Since January 1, 1997, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

          The Company and CECO have entered into a written management and consulting agreement pursuant to which the Company provides management and financial consulting services to CECO. The agreement has been effective since July 1, 1994. The Company advises CECO on corporate policies, strategic and financial planning, mergers and acquisitions, financing, long-term financial goals and growth plans and related matters. Pursuant to this agreement CECO paid the Company management and financial consulting fees of $20,000 per month ($240,000 total) for the 1997 fiscal year, and paid $20,000 per month through July 1998 and $35,000 per month through December 1998 ($315,000 total) for the 1998 fiscal year. The contract is now automatically renewable on an annual basis on each January 1, unless terminated by the Company. The contract requires $35,000 consulting fees per month, which are adjustable each January 1. The consulting agreement may also be terminated upon the sale of substantially all of the assets of CECO or the merger of CECO into another company, in which event the Company is entitled to receive a severance fee of $420,000.

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

          Andrew Halapin, President of Busch, is the beneficial owner of the building in which Busch leases its principal office. The lease is a triple net lease, with annual rent in the amount of $133,308, which may be increased on August 1, 1999.

Item 13.  Exhibits, Lists and Reports on Form 8-K

          (a)   Exhibits

       2.1 Agreement and Plan of Reorganization dated August 13, 1997 between CECO, the Company and Steven I. Taub. (Incorporated by reference from Form 10-KSB dated December 31, 1997 of the Company)

        3(i) Articles of Incorporation (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company)

        3(ii) Bylaws (Incorporated by reference from Form 10-KSB dated December 31, 1993 of the Company) and Amendment to Bylaws.

        4.1 CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

        4.2 CECO Environmental Corp. 1997 Stock Option Plan. (Incorporated by reference from Form 10-KSB, exhibit 4.4, dated December 31, 1997 of the Company)

        4.3 CECO Environmental Corp. 1998 Employee Stock Purchase Plan (Incorporated by reference from Form S-8, exhibit 4, dated September 17, 1998 of the Company).

       10.1 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC") (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

       10.2 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

       10.6 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

       10.7 Commercial Promissory Note dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

       10.8 Commercial-Industrial Mortgage dated February 25, 1993 between CECO and Corestates Bank, N.A. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

       10.9 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

       10.10 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

       10.11 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

       10.12 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

       10.13 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

       10.14 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for quarter ended September 30, 1997)

       10.15 $1,000,000 Note of CECO payable to Corestates Bank, N.A. dated September 25, 1997. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

       10.16 $1,500,000 Demand Note of CECO payable to Corestates Bank, N.A. dated September 25, 1997. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

       10.17 Loan Agreement between CECO and Corestates Bank, N.A. dated September 24, 1997. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

       10.18 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
                1997)

       10.19 Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc.

       10.20 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

       10.21 Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek.

       10.22 Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek.

       10.23 Warrant Agreement between the Company and IRG Investor Relations Group Ltd. and Warrant Certificates (Incorporated by reference from the Company's Form S-8 dated December 8, 1998)

       10.24 Consulting Agreement between the Company and IRG Investor Relations Group Ltd. dated November 1, 1998 (Incorporated by reference from the Company's Form S-8 dated December 8, 1998)

       10.25 Warrant Agreement between the Company and Richard Genovese dated November 2, 1998 and Warrant Certificates.

       10.26 Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998.

       10.27 $5,000,000 Line of Credit Note of the Company, CECO, APC, Busch and USFM (the "Borrowers") dated March 16, 1999 payable to PNC Bank, National Association ("PNC").

       10.28 $787,155.41 Mortgage Note of the Borrowers dated March 16, 1999 payable to PNC.

       10.29 $625,000.06 Term Loan Note of the Borrowers dated March 16, 1999 payable to PNC.

       10.30    Letter Agreement dated March 16, 1999 among PNC and the
                Borrowers.

       10.31 Open-End Mortgage and Security Agreement dated March 16, 1999 by CECO in favor of PNC, with the joinder of MCIDC.

       10.32 Guaranty of Suretyship Agreement of the Company dated March 16, 1999 for the benefit of PNC.

       21       Subsidiaries of the Company.

       27       Financial Data Schedule.

       (b)      Reports on Form 8-K

          The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CECO ENVIRONMENTAL CORP.

                           By:  /s/ Phillip DeZwirek
                                --------------------------
                                Phillip DeZwirek,
                                Chief Executive Officer
                                Chief Financial Officer
                                Dated:  March 26, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive, Financial
and Accounting Officer


 /s/ Phillip DeZwirek                                          March 26, 1999
---------------------------------------
Phillip DeZwirek, Chairman of the
 Board and Director,
 Principal Executive, Financial
 and Accounting Officer


/s/ Jason Louis DeZwirek                                       March 26, 1999
---------------------------------------
Jason Louis DeZwirek, Director


/s/ Josephine Grivas                                           March 26, 1999
---------------------------------------
Josephine Grivas, Director


/s/ Donald Wright                                              March 26, 1999
---------------------------------------
Donald Wright, Director