Form 10-Q
period 1999-03-31
CECO ENVIRONMENTAL CORP
filed 1999-05-14
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   MARCH 31, 1999          Commission file number     0-7099
                    --------------                                 -------------


                            CECO ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------


             NEW YORK                                          13-2566064
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


                                                   X    Yes            No
                                                 -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 1999   8,388,816

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 1999
--------------------------------------------------------------------------------





                                      INDEX
                                      -----



Part I - Financial Information:
            Condensed consolidated balance sheet as of
               March 31, 1999 and December 31, 1998                        2

            Condensed consolidated statement of operations
               for the three-month periods ended
               March 31, 1999 and 1998                                     3

            Condensed consolidated statement of cash flows for the
               three-month periods ended March 31, 1999 and 1998         4 & 5

            Notes to condensed consolidated financial statements        6 to 8

            Management's discussion and analysis of the
               financial condition and results of operations            9 to 11




Signature                                                                 12

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                               MARCH 31,        DECEMBER 31,
                                                                 1999               1998
                                                            -----------        -----------
                                          ASSETS
Current assets:
  Cash                                                      $   361,795        $   364,648
  Marketable securities - trading                               894,155            695,944
  Accounts receivable                                         2,941,859          4,068,640
  Inventories                                                   628,814            541,315
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                           958,797            226,504
  Due from former owners of Busch                               244,146            147,939
  Investment in sales-type lease                                 95,400             95,400
  Prepaid expenses and other current assets                     482,021            344,961
  Deferred income taxes                                          84,500             84,500
                                                            -----------        -----------

           Total current assets                               6,691,487          6,569,851

Property and equipment, net                                   2,043,943          2,062,452
Goodwill, net                                                 4,989,262          5,169,353
Other intangible assets, at cost, net                         1,223,588          1,270,780
Investment in sales-type lease                                  310,050            333,900
Other assets                                                    402,426                 --
Deferred income taxes                                            68,500             68,500
                                                            -----------        -----------

                                                            $15,729,256        $15,474,836
                                                            ===========        ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                    $ 2,000,000        $ 1,200,000
  Current portion of long-term debt                             345,074            385,149
  Accounts payable  and accrued expenses                      3,153,217          3,107,227
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         1,114,136          1,174,427
  Unearned income                                                73,650             78,000
  Income taxes payable                                           20,555            253,100
                                                            -----------        -----------

           Total current liabilities                          6,706,632          6,197,903

Long-term debt, less current portion                          1,306,153          1,569,713
                                                            -----------        -----------

           Total liabilities                                  8,012,785          7,767,616
                                                            -----------        -----------

Minority interest                                               130,836            149,941
                                                            -----------        -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                      --                 --
  Common stock, $.01 par value; 100,000,000
     shares authorized and 8,388,816 shares issued               83,888             83,888
  Capital in excess of par value                             10,139,013         10,139,013
  Accumulated deficit                                       ( 2,288,597)       ( 2,316,953)
                                                            -----------        -----------
                                                              7,934,304          7,905,948
  Less treasury stock, at cost                              (   348,669)       (   348,669)
                                                            -----------        -----------

           Net shareholders' equity                           7,585,635          7,557,279
                                                            -----------        -----------

                                                            $15,729,256        $15,474,836
                                                            ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,

                                                                      1999             1998
                                                                  ----------        ----------
Revenues:
   Net sales - products                                           $2,529,846        $2,414,989
   Contract revenues                                               2,242,811         3,331,743
                                                                  ----------        ----------

                                                                   4,772,657         5,746,732
                                                                  ----------        ----------

Costs and expenses:
   Cost of revenues - products                                     1,284,646         1,285,010
   Cost of revenues - contracts                                    1,496,715         2,209,429
   Selling and administrative                                      1,493,780         1,710,800
   Depreciation and amortization                                     143,024           133,224
                                                                  ----------        ----------
                                                                   4,418,165         5,338,463
                                                                  ----------        ----------

Income from continuing operations before
   investment income and interest expense                            354,492           408,269

Investment income                                                     38,179            16,932

Interest expense                                                   (  75,498)        (  46,698)
                                                                  ----------        ----------

Income from continuing operations before
   provision for income taxes                                        317,173           378,503

Provision for income taxes                                           143,560           165,000
                                                                  ----------        ----------

Income from continuing operations before minority interest           173,613           213,503

Minority interest                                                  (   8,330)        (  30,091)
                                                                  ----------        ----------

Income from continuing operations                                    165,283           183,412

Discontinued operations:
   Loss from operations of discontinued division,
     net of income tax benefit and minority interest               ( 124,445)        (  47,576)
   Loss from disposal of discontinued division                     (  12,482)               --
                                                                  ----------        ----------
                                                                   ( 136,927)        (  47,576)
                                                                  ----------        ----------

Net income                                                        $   28,356        $  135,836
                                                                  ==========        ==========

Net income per share, basic and diluted:
   Income from continuing operations                              $      .02        $      .02
   Loss from discontinued operations                               (     .02)               --
                                                                  ----------        ----------

Net income per share, basic and diluted                           $       --        $      .02
                                                                  ==========        ==========

Weighted average number of common shares outstanding:
     Basic                                                         8,250,896         8,156,973
                                                                  ==========        ==========
     Diluted                                                       9,039,987         8,547,598
                                                                  ==========        ==========


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   1999            1998
                                                                                 -------       ---------
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                                                                  $  28,356      $  135,836
   Adjustments to reconcile net income to net cash
       (used in) operating activities:
     Loss from discontinued operations                                           136,927          47,576
     Depreciation and amortization                                               113,860         105,264
     Unearned income                                                            (  4,350)          -
     Goodwill amortization - CECO Filters, Inc.                                   29,164          27,960
     Minority interest                                                             8,330          30,091
     Gain on sale of marketable securities, trading                             ( 43,868)          -
     (Increase) decrease in operating assets:
        Accounts receivable                                                      591,099         184,357
        Inventories                                                             ( 87,499)        139,166
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                                    (765,681)     (  255,742)
        Due from former owners of Busch Co.                                     ( 96,207)          -
        Investment in sales-type lease                                            23,850           -
        Prepaid expenses and other current assets                               (136,230)     (   95,029)
        Prepaid and refundable income taxes                                        -              94,200
        Other assets                                                            (232,433)          -
        Purchases of marketable securities                                      (353,630)     (  876,155)
        Proceeds from sales of marketable securities                             199,287         859,806
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                    133,312       1,017,592
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                                      85,072      (1,506,923)
        Accrued income taxes                                                    (232,545)             -
                                                                                 -------       ---------

           Net cash (used in) continuing operations                             (603,186)     (   92,001)
           Net cash provided by (used in) discontinued operations                195,774      (  409,546)
                                                                                 -------       ---------

           Net cash (used in) operating activities                              (407,412)     (  501,547)
                                                                                 -------       ---------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                    ( 45,836)     (   43,809)
   Capital expenditures of discontinued operations                              (  2,356)     (   21,355)
   Acquisition of additional shares of CECO Filters, Inc.                       ( 42,015)     (   10,363)
   Acquisition of IFM, net of cash acquired, comprised of the following:
     Excess of current liabilities over current
        assets, net of cash acquired                                               -             169,756
     Equipment                                                                     -          (  125,132)
     Goodwill                                                                         -       (  144,493)
                                                                                 -------       ---------

           Net cash (used in) investing activities                              ( 90,207)     (  175,396)
                                                                                 -------       ---------

                             CONTINUED ON NEXT PAGE

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    1999               1998
                                                                                 ----------        ----------
Cash flows from financing activities:
   Proceeds from short-term obligations                                          $2,286,014       $         -
   Net borrowings (repayments) of short-term obligations                        ( 1,486,014)          798,524
   Proceeds from long-term debt                                                   1,412,155                 -
   Repayments of long-term debt and capital lease obligation                    ( 1,717,389)     (     85,909)
   Due to former owners of Busch Co.                                                     -       (    495,516)
                                                                                 ----------        ----------

           Net cash provided by financing activities                                494,766           217,099
                                                                                 ----------        ----------


Net increase (decrease) in cash                                                 (     2,853)     (    459,844)

Cash at beginning of period                                                         364,648           847,827
                                                                                 ----------        ----------

Cash at end of period                                                            $  361,795       $   387,983
                                                                                 ==========        ==========

                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                      $   75,498       $    46,698
                                                                                 ----------        ----------
   Income taxes                                                                  $  349,960       $    34,800
                                                                                 ----------        ----------


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1999, the Company sold the contracts and customer list of a division in exchange for a non-interest bearing promissory note with a present value of $174,493.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.      Discontinued Operations

        On March 31, 1999, the Company's subsidiary, CECO Filters, Inc. ("CECO"), sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007.

        The following is a summary of operating activity for this discontinued division:

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               1999             1998
                                                                             --------         --------
         Revenues                                                            $387,656         $908,103
         Cost of revenues                                                   ( 493,439)       ( 819,526)
         Selling and administrative                                         ( 117,554)       ( 170,230)
         Depreciation and amortization                                      (   7,998)       (   8,485)
                                                                             --------         --------
         Operating loss                                                     ( 231,335)       (  90,138)
         Income tax benefit                                                    97,500           36,000
         Minority interest                                                      9,390            6,562
                                                                             --------         --------

         Loss from operations of discontinued division                      ($124,445)       ($ 47,576)
                                                                              =======         ========


         The following is a summary of the loss recorded from the disposal of this division:

         Net present value note receivable                                   $174,493
         Impairment of goodwill                                             ( 166,932)
         Disposition costs                                                  (  20,043)
                                                                             --------

         Loss from disposal of discontinued division                        ($ 12,482)
                                                                             ========


         The following is a summary of the balance sheet for this discontinued division:

                                                                              MARCH 31,      DECEMBER 31,
                                                                               1999              1998
                                                                             --------          --------
         Current assets                                                      $375,056        $1,332,463
         Property and equipment, net                                          207,797           233,740
         Other assets                                                         169,993           166,932
         Current liabilities                                                ( 504,238)      (   992,384)
                                                                              -------        ----------

         Net assets of discontinued operations                               $248,608        $  740,751
                                                                              =======        ==========

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------

3. Inventories consisted of the following:
                                                       MARCH 31,    DECEMBER 31,
                                                         1999          1998

        Raw materials                                  $464,050      $380,477
        Finished goods                                   54,606        46,742
        Parts for resale                                110,158       114,096
                                                        -------       -------

                                                       $628,814      $541,315
                                                        =======       =======
4.      Investment in CECO Filters, Inc.

        The Company acquired 51,000 shares of CECO's common stock on the open market for the amount of $42,014 during January, 1999. As of March 31, 1999, the Company owned 93.6% of CECO's common stock.

        Summarized financial information of CECO as of and for its three months ended March 31, 1999, is as follows:

                Financial position:
                   Working capital (deficiency)        ($    839,539)
                                                        ============
                   Total assets                         $ 10,904,816
                                                        ============
                   Net shareholders' equity             $  2,438,531
                                                         ===========

                Results of operations:
                   Continuing:
                     Total revenues                     $  4,772,657
                                                        ============
                     Income before income taxes         $    222,999
                                                        ============
                     Income from continuing operations  $    129,799
                                                        ============

                   Discontinued:
                   Loss from discontinued operations   ($    146,317)
                                                        ============
                   Net loss                            ($     16,518)
                                                        ============
5.      Debt

        On March 16, 1999, CECO entered into a formal financing arrangement with PNC Bank which provides for a $5,000,000 line of credit, a $625,000 term loan, a $787,155 mortgage note payable and a $2,000,000 acquisition line of credit. A portion of the proceeds was used to repay the previous line of credit, term loan and mortgage note payable.

        The $5,000,000 line of credit expires March 16, 2000. The term loan is payable in monthly installments of $20,833 plus interest through September 1, 2001. The mortgage note payable is due in monthly installments of $8,032 including interest with a balloon payment on March 1, 2006. Interest is charged at prime less .25% or LIBOR plus 2.25%.

        The bank financing is secured by CECO's receivables, intangibles, property and equipment. The bank debt is also subject to certain financial covenants.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------

6.      Segment and Related Information

        The Company has two reportable segments: Air Quality Improvement and Ventilation and Environmental Products. The Company provides standard and engineered systems and filter media for air quality improvement through its Air Quality Improvement segment. The Ventilation and Environmental Products segment assembles and manufactures ventilation, environmental and process-related products. The Interfacility Maintenance segment, which provided interfacility repair, preventative maintenance and inter-facility construction, was discontinued on March 31, 1999.

                                                                       VENTILATION                     ELIMINATION
                                                      AIR                  AND                          OF INTER-
                                                    QUALITY           ENVIRONMENTAL                      SEGMENT            TOTAL
                                                  IMPROVEMENT           PRODUCTS             OTHER      ACTIVITY        CONSOLIDATED
                                                  -----------           --------             -----      --------        ------------

         Three Months ended March 31, 1999
         ---------------------------------
         Revenues                                  $2,179,720          $2,781,413          $13,570     ($202,046)       $4,772,657
         Operating income                             182,850             145,323           26,319                         354,492


         Three Months ended March 31, 1998
         ---------------------------------

         Revenues                                  $2,001,359          $3,827,775        $   8,798      ($91,200)       $5,746,732
         Operating income (loss)                      318,913             231,284        ( 141,928)                        408,269


                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources - The Company
------------------------------------------------------------------

The Company's consolidated cash and marketable securities position increased from $1,060,592 at December 31, 1998 to $1,255,950 at March 31, 1999. This
increase of $195,358 is attributable to net cash provided by financing activities of $494,766, offset by cash used in operating activities of $209,201 (excluding activities relating to marketable securities), additions to property and equipment and intangible assets of $48,192, and the acquisition of additional shares of CECO of $42,015. The investment in marketable securities is primarily in high yield bonds of major U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $5,000,000 line of credit with a commercial bank of which $2,000,000 was outstanding as of March 31, 1999.

Management believes that the expected revenues from operations of CECO, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

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


Results of Operations - The Company
-----------------------------------

The Company's consolidated statement of operations for the three-month periods ended March 31, 1999 and 1998 reflects the operations of the Company consolidated with the operations of CECO. At March 31, 1999, the Company owned 93.6% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

The Company received $105,000 and $60,000 during the three month periods ended March 31, 1999 and 1998, respectively, for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

The Company has no income, revenues or expenses other than as a result of its investment in CECO, its consulting agreement with CECO, and its investment in marketable securities. The Company does not engage in operations other than through its operating subsidiary, CECO.

CECO is comprised of CECO Filters, Inc., Air Purator Corporation ("APC"), U.S. Facilities Management Company, Inc. ("USFM-Indiana") and New Busch Co., Inc. (collectively referred to as the CECO Group) which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. CECO offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi(TM) designed for use with heat and mass transfer operations and particulate control. APC designs and manufactures high performance filter media and bags for use in high temperature pulse-jet baghouses, the most effective type of baghouse for capturing submicron particulate from gas streams. USFM-Indiana provides facilities management, as well as outsourced plant-wide maintenance management to help customers achieve their performance goals. Busch is engaged in designing, manufacturing and supplying equipment used to control the environment in and around industrial plants with a variety of proprietary and patented technologies.

On March 31, 1999, CECO sold the contracts and customer list of U.S. Facilities Management's Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007.


Results of Operations - CECO (Company's Subsidiary)
---------------------------------------------------

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Revenues from continuing operations were approximately $4.8 million and $5.7 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of 17%. The decrease in revenues from 1998 to 1999 resulted primarily from a decrease in sales orders, particularly new orders. While sales in CECO's Air Quality Improvement segment were approximately 9% higher ($2.18 million for the three months ended March 31, 1999 compared to $2.0 million for the three months ended March 31, 1998), revenues in CECO's Ventilation and Environmental Product segment were approximately 27% lower ($2.8 million for the three months ended March 31, 1999 compared to $3.8 million for the three months ended March 31, 1998).

CECO's backlog of orders at March 31, 1999 was approximately $7.2 million as compared to approximately $10.6 million at March 31, 1998, a decrease of $3.4 million or 32%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenues in the future. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of middle men to sell a significant portion of its product.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

CECO's overall cost of revenues from continuing operations decreased as a percentage of sales for the three months ended March 31, 1999 (58.3%) compared to the three months ended March 31, 1998 (60.8%). The decrease is attributed to lower material costs, as well as lower costs incurred to service CECO products. CECO continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses from continuing operations amounted to $1,461,439 for the three-month period ended March 31, 1999 compared to $1,614,587 for the three-month period ended March 31, 1998, representing a decrease of $153,148 or 9.5%.

CECO incurred management fees to the Company of $105,000 and $60,000 during the three-month periods ended March 31, 1999 and 1998, respectively.

Interest expense increased by $28,800 or 48.7% during the three-month period ended March 31, 1999 when compared to the same period in 1998. The increase in interest expense can be attributed to an increased utilization of the bank line of credit from a new credit facility with an increased line of credit, during the three months ended March 31, 1999, compared to the previous year.

CECO earned income from continuing operations, after taxes, of $129,799 for the three-month period ended March 31, 1999 as compared to $248,244 for the three-month period ended March 31, 1998. This change is attributed principally to the decrease in revenues for the three-month period ended March 30, 1999 over the comparable period in 1998.

The provision for federal and state income taxes for the three-month period ended March 31, 1999 amounted to $93,200 compared to $165,000 for the three-month period ended March 31, 1998 and reflects an effective income tax rate of approximately 42% and 40% for each respective period.


Other Matters
-------------

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



                                                      CECO ENVIRONMENTAL CORP.



                                                      -------------------------
                                                      Phillip DeZwirek
                                                      Chief Financial Officer
                                                      Chief Executive Officer



Date:  May 8, 1998