Form 10QSB
period 1999-06-30
CECO ENVIRONMENTAL CORP
filed 1999-08-13
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended    JUNE 30, 1999        Commission file number       0-7099
                    ---------------                                ------------

                            CECO ENVIRONMENTAL CORP.
--------------------------------------------------------------------------------


           NEW YORK                                            13-2566064
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA    M5G 1X3
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     416-593-6543
                                                      ---------------


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


                                                    X    Yes            No
                                                   ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 1999   8,388,816

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 1999
-------------------------------------------------------------------------------


                                      INDEX
                                      -----

Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 June 30, 1999 and December 31, 1998                                                      2

              Condensed consolidated statement of operations
                 for the three-month and six-month periods ended
                 June 30, 1999 and 1998                                                                   3

              Condensed consolidated statement of cash flows
                 for the six-month periods ended June 30, 1999 and 1998                                 4 & 5

              Notes to condensed consolidated financial statements                                     6 to 8

              Management's discussion and analysis of the
                 financial condition and results of operations                                         9 to 12




Signature                                                                                                13

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        1999                1998
                                                                                    -----------         -----------
                                                      ASSETS
Current assets:
  Cash                                                                              $   203,582         $   364,648
  Marketable securities - trading                                                     1,062,114             695,944
  Accounts receivable                                                                 2,628,800           4,068,640
  Inventories                                                                           838,986             541,315
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   337,587             226,504
  Due from former owners of Busch Co.                                                   243,212             147,939
  Investment in sales-type lease                                                        103,350              95,400
  Prepaid expenses and other current assets                                             295,910             344,961
  Prepaid income taxes                                                                   94,000                --
  Deferred income taxes                                                                  84,500              84,500
                                                                                    -----------         -----------

           Total current assets                                                       5,892,041           6,569,851

Property and equipment, net                                                           2,055,678           2,062,452
Goodwill, net                                                                         4,962,933           5,169,353
Other intangible assets, at cost, net                                                 1,155,161           1,270,780
Investment in sales-type lease                                                          286,200             333,900
Other assets                                                                            379,946                --
Deferred income taxes                                                                   136,200              68,500
                                                                                    -----------         -----------
                                                                                    $14,868,159         $15,474,836
                                                                                    ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                                            $ 2,100,000         $ 1,200,000
  Current portion of long-term debt                                                     345,074             385,149
  Accounts payable  and accrued expenses                                              2,610,395           3,107,227
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                   728,012           1,174,427
  Unearned income                                                                        69,300              78,000
  Income taxes payable                                                                   13,040             253,100
                                                                                    -----------         -----------
           Total current liabilities                                                  5,865,821           6,197,903

Long-term debt, less current portion                                                  1,212,943           1,569,713
                                                                                    -----------         -----------

           Total liabilities                                                          7,078,764           7,767,616
                                                                                    -----------         -----------

Minority interest                                                                       123,519             149,941
                                                                                    -----------         -----------
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                            --                  --
  Common stock, $.01 par value; 100,000,000
     shares authorized and 8,388,816 shares issued                                       83,888              83,888
  Capital in excess of par value                                                     10,139,013          10,139,013
  Accumulated deficit                                                                (2,208,356)         (2,316,953)
                                                                                    -----------         -----------
                                                                                      8,014,545           7,905,948
  Less treasury stock, at cost                                                         (348,669)           (348,669)
                                                                                    -----------         -----------

           Net shareholders' equity                                                   7,665,876           7,557,279
                                                                                    -----------         -----------

                                                                                    $14,868,159         $15,474,836
                                                                                    ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                   1999              1998               1999               1998
                                              ------------       ------------       ------------       ------------
Revenues:
   Net sales - products                       $  2,064,389       $  1,775,781       $  4,594,235       $  4,190,770
   Contract revenues                             1,900,468          3,730,385          4,143,279          7,062,128
                                              ------------       ------------       ------------       ------------

           Total revenues                        3,964,857          5,506,166          8,737,514         11,252,898
                                              ------------       ------------       ------------       ------------

Costs and expenses:
   Cost of revenues - products                   1,065,081            818,199          2,349,727          2,103,209
   Cost of revenues - contracts                  1,038,578          2,585,537          2,535,293          4,794,966
   Selling and administrative                    1,651,638          1,300,686          3,145,418          3,011,486
   Depreciation and amortization                   155,664             78,322            298,688            211,546
                                              ------------       ------------       ------------       ------------

                                                 3,910,961          4,782,744          8,329,126         10,121,207
                                              ------------       ------------       ------------       ------------
Income from continuing operations
   before investment income and
   interest expense                                 53,896            723,422            408,388          1,131,691

Investment income                                  120,289             18,513            158,468             35,445

Interest expense                                   (64,013)           (62,022)          (139,511)          (108,720)
                                              ------------       ------------       ------------       ------------

Income from continuing operations
   before provision for income taxes               110,172            679,913            427,345          1,058,416

Provision for income taxes                         (35,840)           272,000            179,400            437,000
                                              ------------       ------------       ------------       ------------

Income from continuing operations
   before minority interest                         74,332            407,913            247,945            621,416

Minority interest                                    2,709            (28,911)            (5,621)           (59,003)
                                              ------------       ------------       ------------       ------------

Income from continuing operations                   77,041            379,002            242,324            562,413
                                              ------------       ------------       ------------       ------------

Discontinued operations:
   Loss from operations of discontinued
     division, net of income tax benefit             3,200           (172,960)          (121,245)          (220,535)
     and minority interest
   Loss from disposal of discontinued
     division                                         --                 --              (12,482)              --
                                              ------------       ------------       ------------       ------------
                                                     3,200           (172,960)          (133,727)          (220,535)
                                              ------------       ------------       ------------       ------------

Net income                                    $     80,241       $    206,042       $    108,597       $    341,878
                                              ============       ============       ============       ============

Net income per share, basic and diluted       $        .01       $        .02       $        .01       $        .04
                                              ============       ============       ============       ============

Weighted average number of common shares
   outstanding:
   Basic                                         8,250,896          8,250,896          8,250,896          8,203,935
                                              ============       ============       ============       ============
   Diluted                                       9,414,640          8,680,198          9,445,495          8,633,236
                                              ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      1999               1998
                                                                                   -----------        -----------
                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                                                                     $   108,597        $   341,878
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Loss from discontinued operations                                                133,727            220,535
     Depreciation and amortization                                                    240,202            154,812
     Deferred income taxes                                                            (67,700)             -
     Unearned income                                                                   (8,700)             -
     Goodwill amortization - CECO Filters, Inc.                                        58,486             56,734
     Minority interest                                                                  5,621             43,739
     (Increase) decrease in operating assets:
        Accounts receivable                                                           575,058           (579,997)
        Inventories                                                                  (297,671)            59,972
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                                         (144,471)          (361,564)
        Due from former owners of Busch Co.                                           (95,273)             -
        Investment in sales-type lease                                                 39,750              -
        Prepaid expenses and other current assets                                      38,224             82,552
        Prepaid and refundable income taxes                                           (94,000)           150,200
        Other assets                                                                 (207,428)             -
        Marketable securities - trading                                              (366,170)             7,928
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                          96,352            694,865
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                                         (301,052)        (1,032,401)
        Accrued income taxes                                                         (240,060)           100,800
                                                                                   ----------         ----------

           Net cash (used in) continuing operations                                  (526,508)           (59,947)
           Net cash provided by discontinued operations                                35,896              6,226
                                                                                  -----------       ------------

           Net cash (used in) operating activities                                   (490,612)           (53,721)
                                                                                   ----------        -----------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                         (113,071)           (21,665)
   Capital expenditures of discontinued operations                                     (1,856)          (109,608)
   Acquisition of additional shares of CECO Filters, Inc.                             (55,459)           (97,932)
   Acquisition of IFM, net of cash acquired, comprised of the following:
     Excess of current liabilities over current
        assets, net of cash acquired                                                      -              169,756
     Equipment                                                                            -             (125,132)
     Goodwill                                                                             -             (152,533)
                                                                                   ----------         ----------

           Net cash (used in) investing activities                                   (170,386)          (337,114)
                                                                                   ----------         ----------

                             CONTINUED ON NEXT PAGE


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                           1999           1998
                                                                                        ----------      ---------
Cash flows from financing activities:
   Proceeds from short-term obligations                                                 $2,286,014      $      --
   Net borrowings (repayments) of short-term obligations                                (1,386,014)       800,000
   Proceeds from long-term debt                                                          1,412,155             --
   Repayments of long-term debt and capital lease obligation                            (1,812,223)      (277,682)
   Due to former owners of Busch Co.                                                            --       (709,983)
                                                                                        ----------      ---------

           Net cash provided by (used in) financing activities                             499,932       (187,665)
                                                                                        ----------      ---------


Net (decrease) in cash                                                                    (161,066)      (578,500)

Cash at beginning of period                                                                364,648        847,827
                                                                                        ----------      ---------

Cash at end of period                                                                   $  203,582      $ 269,327
                                                                                        ==========      =========


                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                             $  139,511      $ 137,752
                                                                                        ----------      ----------
   Income taxes                                                                         $  485,960      $  53,100
                                                                                        ----------      ---------



      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1999, the Company sold the contracts and customer list of a division in exchange for a non-interest bearing promissory note with a present value of $174,493.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.      Discontinued Operations

        On March 31, 1999, the Company's subsidiary, CECO Filters, Inc. ("CECO"), sold the contracts and customer list of a division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007.

        The following is a summary of operating activity for this discontinued division:

                                                                                   SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 1999                 1998
                                                                               ---------           ----------
         Revenues                                                               $387,656           $1,826,163
         Cost of revenues                                                       (493,439)          (1,748,486)
         Selling and administrative                                             (128,651)            (464,940)
         Depreciation and amortization                                            (7,998)             (12,029)
         Interest expense                                                          -                   (4,069)
                                                                               ---------           ----------
         Operating loss                                                         (242,432)            (403,361)
         Income tax benefit                                                      112,200              161,000
         Minority interest                                                         8,987               21,826
                                                                               ---------           ----------

         Loss from operations of discontinued division                         ($121,245)           ($220,535)
                                                                               =========           ==========

         The following is a summary of the loss recorded from the disposal of this division:

         Net present value note receivable                                      $174,493
         Impairment of goodwill                                                 (166,932)
         Disposition costs                                                       (20,043)
                                                                                --------

         Loss from disposal of discontinued division                            ($12,482)
                                                                                ========


         The following is a summary of the balance sheet for this discontinued division:

                                                                                                 DECEMBER 31,
                                                                                                     1998
                                                                                                 ------------

         Current assets                                                                           $1,332,463
         Property and equipment, net                                                                 233,740
         Other assets                                                                                166,932
         Current liabilities                                                                        (992,384)
                                                                                                  ----------

         Net assets of discontinued operations                                                    $  740,751
                                                                                                  ==========

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

3. Inventories consisted of the following:

                                                JUNE 30,         DECEMBER 31,
                                                  1999               1998
                                                --------           --------
         Raw materials                          $449,174           $380,477
         Finished goods                          127,041             46,742
         Parts for resale                        262,771            114,096
                                                --------           --------

                                                $838,986           $541,315
                                                ========           ========

4.       Investment in CECO Filters, Inc.

         The Company acquired 65,800 shares of CECO's common stock on the open market for the amount of $55,459 during the six-month period ended June 30, 1999. As of June 30, 1999, the Company owned 93.8% of CECO's common stock.

         Summarized financial information of CECO as of and for its six months ended June 30, 1999, is as follows:

                Financial position:
                   Working capital (deficiency)            ($  928,820)
                                                            ==========
                   Total assets                             $9,900,922
                                                            ==========
                   Net shareholders' equity                 $2,401,698
                                                            ==========

                Results of operations:
                   Continuing:
                     Total revenues                         $8,737,514
                                                            ==========
                     Income before income taxes             $  153,963
                                                            ==========
                     Income from continuing operations      $   89,363
                                                            ==========

                     Discontinued:
                       Loss from discontinued operations   ($  142,714)
                                                            ==========

                   Net loss                                ($   53,351)
                                                            ==========

5.       Debt

         On March 16, 1999, CECO entered into a formal financing arrangement with a bank which provides for a $5,000,000 line of credit, a $625,000 term loan, a $787,155 mortgage note payable and a $2,000,000 acquisition line of credit. A portion of the proceeds was used to repay the previous line of credit, term loan and mortgage note payable.

         The $5,000,000 line of credit expires March 16, 2000. The term loan is payable in monthly installments of $20,833 plus interest through September 1, 2001. The mortgage note payable is due in monthly installments of $8,032 plus interest with a balloon payment on March 1, 2006. Interest is charged at prime less .25% or LIBOR plus 2.25%.

         The bank financing is collateralized by CECO's receivables, intangibles, property and equipment. The bank debt is also subject to certain financial covenants.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------



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

                                                                   VENTILATION                     ELIMINATION
                                                  AIR                  AND                          OF INTER-
                                                QUALITY           ENVIRONMENTAL                      SEGMENT            TOTAL
                                              IMPROVEMENT           PRODUCTS             OTHER      ACTIVITY        CONSOLIDATED
                                              -----------         -------------          -----     ----------       ------------
         Six Months ended June 30, 1999

         Revenues                              $3,816,594          $5,126,189          $23,537     ($228,806)      $ 8,737,514
         Operating income                          69,832             284,188           54,368                         408,388


         Six Months ended June 30, 1998

         Revenues                              $4,281,970          $7,048,917          $13,211      $(91,200)      $11,252,898
         Operating income (loss)                  699,925             567,066         (135,300)                      1,131,691


                            CECO ENVIRONMENTAL CORP.
                            ------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------


Financial Condition, Liquidity and Capital Resources - The Company
------------------------------------------------------------------

The Company's consolidated cash and marketable securities position increased from $1,060,592 at December 31, 1998 to $1,265,696 at June 30, 1999. This
increase of $205,104 is attributable to net cash provided by financing activities of $499,932, offset by cash used in operating activities of $124,442 (excluding activities relating to marketable securities), additions to property and equipment and intangible assets of $114,927, and the acquisition of additional shares of CECO of $55,459. The investment in marketable securities is primarily in high yield bonds and common stock of major U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $5,000,000 line of credit with a commercial bank of which $2,100,000 was outstanding as of June 30, 1999.

Management believes that the expected revenues from operations of CECO, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

Since January 1, 1994, the Company and CECO have been parties to a management and consulting agreement pursuant to which the Company has provided management and financial consulting services to CECO for a monthly fee of $20,000 through July, 1998 and $35,000 per month from August, 1998 through May, 1999 and $50,000 from June, 1999 thereafter. This agreement automatically renews at December 31 of each year for one-year terms unless cancelled by the Company.

The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities, should provide sufficient revenue to meet its general and administrative expenses.


Results of Operations - The Company
-----------------------------------

The Company's consolidated statement of operations for the six-month periods ended June 30, 1999 and 1998 reflects the operations of the Company consolidated with the operations of CECO. At June 30, 1999, the Company owned 93.8% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

The Company received $225,000 and $120,000 during the six-month periods ended June 30, 1999 and 1998, respectively, for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

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

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

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

On March 31, 1999, CECO sold the contracts and customer list of a division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007.


Results of Operations - CECO (Company's Subsidiary)
---------------------------------------------------

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998
------------------------------------------------------------------------------

Revenues from continuing operations were approximately $8.7 million and $11.3 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of 22%. The decrease in revenues from 1998 to 1999 resulted primarily from a decrease in sales orders, particularly new orders. The sales in CECO's Air Quality Improvement segment were approximately 11% lower ($3.8 million for the six months ended June 30, 1999 compared to $4.3 million for the six months ended June 30, 1998) and revenues in CECO's Ventilation and Environmental Product segment were approximately 27% lower ($5.1 million for the six months ended June 30, 1999 compared to $7.1 million for the six months ended June 30,
1998).

CECO's backlog of orders at June 30, 1999 was approximately $6.5 million as compared to approximately $10 million at June 30, 1998, a decrease of $3.5 million or 35%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenues in the future. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of middle men to sell a significant portion of its product.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------


CECO's overall cost of revenues from continuing operations decreased as a percentage of sales for the six months ended June 30, 1999 (56%) compared to the six months ended June 30, 1998 (61%). The decrease is attributed to lower material costs, as well as lower costs incurred to service CECO products. CECO continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses from continuing operations amounted to $3,068,818 for the six-month period ended June 30, 1999 compared to $2,854,000 for the six-month period ended June 30, 1998, representing an increase of $214,818 or 7% predominately resulting from non-recurring costs incurred in 1999.

CECO incurred management fees to the Company of $225,000 and $120,000 during the six months ended June 30, 1999 and 1998, respectively.

Interest expense increased by $30,791, or 28%, during the six-month period ended June 30, 1999 when compared to the same period in 1998. The increase in interest expense can be attributed to an increased utilization of the bank line of credit from a new credit facility during the six months ended June 30, 1999, compared to the previous year.

CECO earned income from continuing operations, after taxes, of $89,363 for the six months ended June 30, 1999 as compared to $655,190 for the six months ended June 30, 1998. This change is attributed principally to the decrease in revenues and increase in selling and administrative expenses resulting from non-recurring costs for the six-month period ended June 30, 1999 compared to the same period in 1998.

The provision for federal and state income taxes for the six-month period ended June 30, 1999 amounted to $64,600 compared to $437,000 for the six-month period ended June 30, 1998 and reflects an effective income tax rate of approximately 42% and 40% for each respective period.


Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998
----------------------------------------------------------------------------

Sales were approximately $4.0 million and $5.5 million for the three-month periods ended June 30, 1999 and 1998, respectively. This represents a decrease of 28% compared to the three months ended June 30, 1998.

CECO's overall cost of revenues decreased as a percentage of revenues for the three months ended June 30, 1999 (53%) compared to the three months ended June 30, 1998 (62%). The decrease, compared to the prior year, is attributed to lower material costs, as well as lower costs incurred to service CECO's products. CECO continues to use the latest technology available in an effort to reduce both cost of revenue (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $1,607,379 for the three-month period ended June 30, 1999 compared to $1,239,413 for the three-month period ended June 30, 1998, representing an increase of $367,966 or 30% predominately resulting from non-recurring costs incurred in the three-month period ended June 30, 1999.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

Interest expense increased by $1,990, or 3%, during the three-month period ended June 30, 1999 when compared to the same period in 1998. The increase in interest expense can be attributed to an increased utilization of the bank line of credit during the three months ended June 30, 1999 compared to the previous year.

CECO incurred a pre-tax loss from continuing operations of $69,036 for the three-month period ended June 30, 1999 as compared to pre-tax earnings of $678,946 for the three-month period ended June 30, 1998. This change is attributed principally to the decrease in revenues and increase in selling and administrative expenses resulting from non-recurring costs for the three-month period ended June 30, 1999 compared to the same period in 1998.

Federal and state income taxes for the three-month period ended June 30, 1999 amounted to a recovery of $28,600 compared to a provision of $272,000 for the three-month period ended June 30, 1998 and reflects an effective income tax rate of approximately 41% and 40% for each respective period.


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

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

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



Date:  August 6, 1999