Form 10QSB
period 1999-09-30
CECO ENVIRONMENTAL CORP
filed 1999-11-15
CIK 3197

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   SEPTEMBER 30, 1999         Commission file number    0-7099
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


  505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA    M5G 1X3
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code          416-593-6543
                                                           --------------


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


                                                           X  Yes       No
                                                         ----      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at September 30, 1999   8,388,816

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 1999
-------------------------------------------------------------------------------


                                      INDEX
                                      -----



Part I - Financial Information:
              Condensed consolidated balance sheet as of
                 September 30, 1999 and December 31, 1998                2

              Condensed consolidated statement of operations
                 for the three-month and nine-month periods ended
                 September 30, 1999 and 1998                             3

              Condensed consolidated statement of cash flows
                 for the nine-month periods ended
                 September 30, 1999 and 1998                           4 & 5

              Notes to condensed consolidated financial statements    6 to 9

              Management's discussion and analysis of the
                 financial condition and results of operations       10 to 13




Signature                                                               14

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                         1999                   1998
                                                                     ------------          ------------
                                               ASSETS
Current assets:
  Cash                                                               $     70,677          $    364,648
  Marketable securities - trading                                       2,453,393               695,944
  Accounts receivable                                                   3,192,966             4,068,640
  Inventories                                                             919,098               541,315
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                     228,879               226,504
  Due from former owners of Busch                                         243,212               147,939
  Investment in sales-type lease                                          103,350                95,400
  Prepaid expenses and other current assets                               227,116               344,961
  Prepaid income taxes                                                     88,144                    --
  Deferred income taxes                                                    84,500                84,500
                                                                     ------------          ------------

           Total current assets                                         7,611,335             6,569,851

Property and equipment, net                                             2,028,099             2,062,452
Goodwill, net                                                           4,929,612             5,169,353
Other intangible assets, at cost, net                                   1,290,003             1,270,780
Investment in sales-type lease                                            262,350               333,900
Other assets                                                              356,567                    --
Deferred income taxes                                                     296,900                68,500
                                                                     ------------          ------------

                                                                     $ 16,774,866          $ 15,474,836
                                                                     ============          ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations                                             $  2,800,000          $  1,200,000
  Current portion of long-term debt                                       494,628               385,149
  Accounts payable  and accrued expenses                                2,813,551             3,107,227
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                     708,636             1,174,427
  Unearned income                                                          64,950                78,000
  Income taxes payable                                                         --               253,100
                                                                     ------------          ------------

           Total current liabilities                                    6,881,765             6,197,903

Long-term debt, less current portion                                    1,119,730             1,569,713
Due to officer                                                          1,125,000                    --
                                                                     ------------          ------------

           Total liabilities                                            9,126,495             7,767,616
                                                                     ------------          ------------

Minority interest                                                         115,586               149,941
                                                                     ------------          ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                --                    --
  Common stock, $.01 par value; 100,000,000
     shares authorized and 8,388,816 shares issued                         83,888                83,888
  Capital in excess of par value                                       10,139,013            10,139,013
  Accumulated deficit                                                  (2,341,447)           (2,316,953)
                                                                     ------------          ------------
                                                                        7,881,454             7,905,948
  Less treasury stock, at cost                                           (348,669)             (348,669)
                                                                     ------------          ------------

           Net shareholders' equity                                     7,532,785             7,557,279
                                                                     ------------          ------------

                                                                     $ 16,774,866          $ 15,474,836
                                                                     ============          ============

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                               1999               1998               1999               1998
                                                           ------------       ------------       ------------       ------------
Revenues:
   Net sales - products                                    $  1,846,168       $  1,940,593       $  6,440,403       $  6,131,363
   Contract revenues                                          2,125,528          3,736,404          6,268,807         10,798,532
                                                           ------------       ------------       ------------       ------------

           Total revenues                                     3,971,696          5,676,997         12,709,210         16,929,895
                                                           ------------       ------------       ------------       ------------

Costs and expenses:
   Cost of revenues - products                                1,100,469            803,882          3,450,196          2,907,091
   Cost of revenues - contracts                               1,481,754          2,731,994          4,017,047          7,526,960
   Selling and administrative                                 1,374,733          1,493,803          4,520,151          4,505,289
   Depreciation and amortization                                155,044            128,596            453,732            340,142
                                                           ------------       ------------       ------------       ------------

                                                              4,112,000          5,158,275         12,441,126         15,279,482
                                                           ------------       ------------       ------------       ------------
Income (loss) from continuing operations
   before investment income (loss) and
   interest expense                                            (140,304)           518,722            268,084          1,650,413

Investment income (loss)                                        (91,815)           (46,802)            66,653            (11,357)

Interest expense                                                (51,768)           (67,630)          (191,279)          (176,350)
                                                           ------------       ------------       ------------       ------------

Income (loss) from continuing operations
   before provision for (recovery of)
   income taxes                                                (283,887)           404,290            143,458          1,462,706

Provision for (recovery of) income taxes                       (133,400)           169,000             46,000            606,000
                                                           ------------       ------------       ------------       ------------

Income (loss) from continuing operations
   before minority interest                                    (150,487)           235,290             97,458            856,706

Minority interest                                                (9,907)           (16,839)             4,286            (75,841)
                                                           ------------       ------------       ------------       ------------

Income (loss) from continuing operations                       (140,580)           218,451            101,744            780,865
                                                           ------------       ------------       ------------       ------------

Discontinued operations:
   Income (loss) from operations of
     discontinued division, net of income
     tax benefit and minority interest                            7,489           (124,255)          (113,756)          (344,791)
   Loss from disposal of discontinued
     division                                                        --                 --            (12,482)                --
                                                           ------------       ------------       ------------       ------------
                                                                  7,489           (124,255)          (126,238)          (344,791)
                                                           ------------       ------------       ------------       ------------

Net income (loss)                                          ($   133,091)      $     94,196       ($    24,494)      $    436,074
                                                           ============       ============       ============       ============

Net income (loss) per share, basic and diluted:
   Income (loss) from
       continuing operations                               ($       .02)      $        .03       $        .01       $        .09
   Income (loss) from
       discontinued operations                                       --               (.02)              (.01)              (.04)
                                                           ------------       ------------       ------------       ------------

           Net income (loss) per share                     ($       .02)      $        .01       $         --       $        .05
                                                           ============       ============       ============       ============

Weighted average number of common shares outstanding:
   Basic                                                      8,250,896          8,250,896          8,250,896          8,219,588
                                                           ============       ============       ============       ============
   Diluted                                                    9,072,348          8,725,175          9,321,113          8,650,990
                                                           ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       1999                1998

                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net income (loss)                                                             ($   24,494)         $   436,074
   Adjustments to reconcile net income (loss) to net cash
       (used in) operating activities:
     Loss from discontinued operations                                               126,238              344,791
     Depreciation and amortization                                                   365,928              254,420
     Deferred income taxes                                                          (228,400)                  --
     Unearned income                                                                 (13,050)                  --
     Goodwill amortization - CECO Filters, Inc.                                       87,804               85,722
     Minority interest                                                                (4,286)              75,841
     (Increase) decrease in operating assets:
        Accounts receivable                                                           64,104           (2,769,265)
        Inventories                                                                 (377,783)             230,575
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                                         (35,763)               5,414
        Due from former owners of Busch                                              (95,273)                  --
        Investment in sales-type lease                                                63,600                   --
        Prepaid expenses and other current assets                                    107,018              (68,382)
        Prepaid income taxes                                                         (88,144)             150,200
        Other assets                                                                (184,049)                  --
        Marketable securities - trading                                           (1,757,449)             (48,245)
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                        296,285            1,197,153
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                                        (320,428)          (1,152,403)
        Income taxes payable                                                        (253,100)             145,000
                                                                                 -----------          -----------

           Net cash (used in) continuing operations                               (2,271,242)          (1,113,105)
           Net cash provided by discontinued operations                               (9,289)             712,201
                                                                                 -----------          -----------

           Net cash (used in) operating activities                                (2,280,531)            (400,904)
                                                                                 -----------          -----------

Cash flows from investing activities:
   Additions to property and equipment and intangible assets                        (340,621)             (76,997)
   Capital expenditures of discontinued operations                                    (1,856)             (94,681)
   Acquisition of additional shares of CECO Filters, Inc.                            (55,459)            (103,335)
   Acquisition of IFM, net of cash acquired, comprised of the following:
     Excess of current liabilities over current
        assets, net of cash acquired                                                      --              169,756
     Equipment                                                                            --             (125,132)
     Goodwill                                                                             --             (171,235)
                                                                                 -----------          -----------

           Net cash (used in) investing activities                                  (397,936)            (401,624)
                                                                                 -----------          -----------


                             CONTINUED ON NEXT PAGE


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                               1999                 1998
                                                                                           -----------          -----------
Cash flows from financing activities:
   Proceeds from short-term obligations                                                    $ 2,286,014          $        --
   Net borrowings (repayments) of short-term obligations                                      (686,014)           1,200,000
   Proceeds from long-term debt                                                              1,561,709                   --
   Repayments of long-term debt and capital lease obligation                                (1,902,213)            (363,387)
   Proceeds from shareholder                                                                 1,125,000                   --
   Due to former owners of Busch                                                                    --             (502,592)
   Due from former owners of Busch                                                                  --             (156,269)
                                                                                           -----------          -----------

           Net cash provided by (used in) financing activities                               2,384,496              177,752
                                                                                           -----------          -----------


Net (decrease) in cash                                                                        (293,971)            (624,776)

Cash at beginning of period                                                                    364,648              847,827
                                                                                           -----------          -----------

Cash at end of period                                                                      $    70,677          $   223,051
                                                                                           ===========          ===========


                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                                $   191,279          $   218,348
                                                                                           -----------          -----------
   Income taxes                                                                            $   527,758          $   118,000
                                                                                           -----------          -----------

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1999, the Company sold the contracts and customer list of a division in exchange for a non-interest bearing promissory note with a present value of $174,493.







See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.      Discontinued Operations

        On March 31, 1999, the Company's subsidiary, CECO Filters, Inc. ("CECO"), sold the contracts and customer list of a division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007.

        The following is a summary of operating activity for this discontinued division:

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 1999                1998

         Revenues                                                               $387,656           $3,438,961
         Cost of revenues                                                   (    493,439)      (    3,323,074)
         Selling and administrative                                         (    114,224)      (      714,329)
         Depreciation and amortization                                      (      7,998)      (       24,253)
         Interest expense                                                          -           (        4,498)
                                                                            ------------         ------------
         Operating loss                                                     (    228,005)      (      627,193)
         Income tax benefit                                                      105,800              251,000
         Minority interest                                                         8,449               31,402
                                                                               ---------          -----------

         Loss from operations of discontinued division                      (   $113,756)      (  $   344,791)
                                                                                 =======           ==========

         The following is a summary of the loss recorded from the disposal of this division:

         Net present value note receivable                                      $174,493
         Impairment of goodwill                                             (    166,932)
         Disposition costs                                                  (     20,043)
                                                                                --------

         Loss from disposal of discontinued division                        (  $  12,482)
                                                                                ========

         The following is a summary of the balance sheet for this discontinued division:

                                                                                                 DECEMBER 31,
                                                                                                     1998

         Current assets                                                                           $1,332,463
         Property and equipment, net                                                                 233,740
         Other assets                                                                                166,932
         Current liabilities                                                                  (      992,384)
                                                                                                  ----------

         Net assets of discontinued operations                                                   $   740,751
                                                                                                  ==========

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
-------------------------------------------------------------------------------

3. Inventories consisted of the following:

                                         SEPTEMBER 30,           DECEMBER 31,
                                             1999                   1998

         Raw materials                     $518,435               $380,477
         Finished goods                     275,002                 46,742
         Parts for resale                   125,661                114,096
                                            -------                -------

                                           $919,098               $541,315
                                            =======                =======


4.       Investment in CECO Filters, Inc.

         The Company acquired 65,800 shares of CECO's common stock on the open market for the amount of $55,459 during the nine-month period ended September 30, 1999. As of September 30, 1999, the Company owned 93.8% of CECO's common stock.

         Summarized financial information of CECO as of and for its nine months ended September 30, 1999, is as follows:

                Financial position:
                   Working capital (deficiency)                ($  1,386,981)
                                                                ============
                   Total assets                                 $ 10,517,485
                                                                ============
                   Net shareholders' equity                     $  2,252,045
                                                                ============

                Results of operations:
                   Continuing:
                     Total revenues                             $ 12,709,210
                                                                ============
                     (Loss) before income taxes                ($    132,317)
                                                                ============
                     (Loss) from continuing operations         ($     68,317)
                                                                ============

                     Discontinued:
                       Loss from discontinued operations       ($    134,687)
                                                                ============

                   Net loss                                    ($    203,004)
                                                                ============


5.       Investments in Marketable Securities

         The Company's investments in marketable securities comprise corporate debt and equity securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities are included in net income. Investment income consists of interest income, dividend income, realized and unrealized gains and losses. The Company owned 177,900 shares of Peerless Manufacturing Company's common stock at September 30, 1999 which had a fair market value of $10.625 per share at September 30, 1999 and a fair market value of $11.75 per share at November 3, 1999.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
-------------------------------------------------------------------------------


5.       Investments in Marketable Securities - Continued

         The Company acquired $177,900 shares of Peerless Manufacturing Company ("Peerless"), which represents 12.25% of its outstanding common stock. The shares were acquired using approximately 50% of working capital funds and 50% of funds that were advanced to the Company by Phillip DeZwirek, Chief Executive Officer. The loan from the Mr. DeZwirek is a demand loan accruing interest at the prime interest rate plus one percent. The Company acquired this common stock for the purpose of pursuing the possibility of acquiring the majority or all of its common stock.

6.       Debt

         On March 16, 1999, CECO entered into a formal financing arrangement with a bank which provides for a $5,000,000 line of credit, a $625,000 term loan, a $787,155 mortgage note payable and a $2,000,000 acquisition line of credit. A portion of the proceeds was used to repay the previous line of credit, term loan and mortgage note payable.

         The $5,000,000 line of credit expires March 16, 2000. The term loan is payable in monthly installments of $20,833 plus interest through September 1, 2001. The mortgage note payable is due in monthly installments of $8,032, plus interest, with a balloon payment on March 1, 2006. Interest is charged at prime less .25% or LIBOR plus 2.25%.

         The bank financing is collateralized by CECO's receivables, intangibles, property and equipment. The bank debt is also subject to certain financial covenants.

7.       Potential Acquisition

         In September 1999, the Company executed a Letter of Intent to acquire 100% of the common stock of The Kirk & Blum Manufacturing Company and kbd Technic, Inc. in an all cash transaction for approximately $25 million. The transaction will be financed principally with bank debt. Kirk & Blum, which is headquartered in Cincinnati, Ohio is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. kbd Technic, Inc. is an associated company of Kirk and Blum and provides engineering services concentrated in industrial ventilation. Combined revenues of both companies approximated $71 million for 1998.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
-------------------------------------------------------------------------------


7.       Segment and Related Information

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

                                                                       VENTILATION                    ELIMINATION
                                                      AIR                  AND                         OF INTER-
                                                    QUALITY           ENVIRONMENTAL                     SEGMENT          TOTAL
                                                  IMPROVEMENT           PRODUCTS           OTHER        ACTIVITY      CONSOLIDATED
                                                  -----------           --------           -----        --------      ------------

         Nine Months ended September 30, 1999

         Revenues                                  $5,393,953          $7,629,298        $  36,050     ($350,091)      $12,709,210
         Operating income (loss)                  (    40,510)            172,663          135,931                         268,084


         Nine Months ended September 30, 1998

         Revenues                                  $6,222,563         $10,302,806         $495,726      ($91,200)      $16,929,895
         Operating income                             904,564             665,861           79,988                       1,650,413


                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources - The Company

The Company's consolidated cash and marketable securities position increased from $1,060,592 at December 31, 1998 to $2,524,070 at September 30, 1999. This
increase of $1,463,478 is attributable to net cash provided by financing activities of $2,384,496, offset by cash used in operating activities of $523,082 (excluding activities relating to marketable securities), additions to property and equipment and intangible assets of $342,477, and the acquisition of additional shares of CECO for $55,459. The investment in marketable securities is primarily in high yield bonds and common stock of U.S. corporations. CECO Filters, Inc. ("CECO") maintains a $5,000,000 line of credit with a commercial bank of which $2,800,000 was outstanding as of September 30, 1999.

Management believes that the expected revenues from operations of CECO, supplemented by the available line of credit, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

Since January 1, 1994, the Company and CECO have been parties to a management and consulting agreement pursuant to which the Company has provided management and financial consulting services to CECO for a monthly fee of $20,000 through July, 1998, $35,000 per month from August, 1998 through May, 1999, and $50,000 per month from June, 1999. This agreement automatically renews at December 31 of each year for one-year terms unless canceled by the Company.

The Company believes its consulting agreement with CECO and interest income from its investments in marketable securities, should provide sufficient revenue to meet its general and administrative expenses.


Results of Operations - The Company

The Company's consolidated statement of operations for the nine-month periods ended September 30, 1999 and 1998 reflects the operations of the Company consolidated with the operations of CECO. At September 30, 1999, the Company owned approximately 93.8% of CECO. Minority interest in the consolidated statement of operations has been presented as a reduction in net income.

The Company received $375,000 and $210,000 during the nine-month periods ended September 30, 1999 and 1998, respectively, for management and financial consulting services provided to CECO. This amount is not reflected in the consolidated results of operations since it is eliminated in consolidation.

The Company has no income, revenues or expenses other than as a result of its investment in CECO, its consulting agreement with CECO, and its investment in marketable securities. The Company does not engage in operations other than through its operating subsidiary, CECO.

CECO is comprised of CECO Filters, Inc., Air Purator Corporation ("APC"), U.S. Facilities Management Company, Inc. ("USFM-Indiana") and New Busch Co., Inc. (collectively referred to as" the CECO Group") which provide innovative solutions to air quality problems through particle and chemical control technologies and services.

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

On March 31, 1999, CECO sold the contracts and customer list of a division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 commenced October 1, 1999 with a balloon payment for the balance due on April 1, 2007.


Results of Operations - CECO (Company's Subsidiary)

Comparison of Nine Months Ended September 30, 1999 to
  Nine Months Ended September 30, 1998

Revenues from continuing operations were approximately $12.7 million and $16.9 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 25%. The decrease in revenues from 1998 to 1999 resulted primarily from a decrease in sales orders, particularly new orders. The sales in CECO's Air Quality Improvement segment were approximately 13% lower ($5.4 million for the nine months ended September 30, 1999 compared to $6.2 million for the nine month ended September 30, 1998) and revenues in CECO's Ventilation and Environmental Product segment were approximately 26% lower ($7.6 million for the nine months ended September 30, 1999 compared to $10.3 million for the nine months ended September 30, 1998).

CECO's Group's backlog of orders at September 30, 1999 was approximately $5.0 million as compared to approximately $9.8 million at September 30, 1998, a decrease of $4.8 million or 49%. There can be no assurance that order backlog will be replicated, or increased, or translate into higher revenues in the future. The success of CECO's business depends on a multitude of factors that are out of CECO's control. CECO's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change in the demand for its product, decrease in the average selling price over the life of a product as competition increases, and CECO's dependence on the efforts of middle men to sell a significant portion of its product.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

CECO's overall cost of revenues from continuing operations decreased as a percentage of sales for the nine months ended September 30, 1999 (59%) compared to the nine months ended September 30, 1998 (62%). The decrease is attributed to lower material costs, as well as lower costs incurred to service CECO products. CECO continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses from continuing operations amounted to $4,408,471 for the nine-month period ended September 30, 1999 compared to $4,303,009 for the nine-month period ended September 30, 1998, representing an increase of $105,462 or 2% predominantly resulting from non-recurring costs incurred in 1999.

CECO incurred management fees to the Company of $375,000 and $210,000 during the nine months ended September 30, 1999 and 1998, respectively.

Interest expense increased by $11,035, or 5%, during the nine-month period ended September 30, 1999 when compared to the same period in 1998. The increase in interest expense can be attributed to an increased utilization of the bank line of credit from a new credit facility during the nine months ended September 30, 1999, compared to the previous year.

CECO incurred a pre-tax loss from continuing operations, of $132,317 for the nine months ended September 30, 1999 as compared to pre-tax income of $1,514,565 for the nine months ended September 30, 1998. This change is attributed principally to the decrease in revenues and increase in selling and administrative expenses resulting from non-recurring costs for the nine-month period ended September 30, 1999 over the comparable period in 1998.

The provision for federal and state income taxes for the nine-month period ended September 30, 1999 amounted to a recovery of $64,000 compared to a provision of $606,000 for the nine-month period ended September 30, 1998 and reflects an effective income tax rate of approximately 48% and 40% each respective period.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

Revenues from continuing operations were approximately $4.0 million and $5.7 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of 30%. The decrease in revenues from 1998 to 1999 resulted primarily from a decrease in sales orders, particularly new orders.

CECO's overall cost of revenues from continuing operations increased as a percentage of revenues for the three months ended September 30, 1999 (65%) compared to the three months ended September 30, 1998 (62%). The increase, compared to the prior year, is attributed to selling products and contracts at lower margins due to competitive pressures. CECO continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

CECO's selling and administrative expenses amounted to $1,339,653 for the three-month period ended September 30, 1999 compared to $1,449,009 for the three-month period ended September 30, 1998, representing a decrease of $109,356 or 8%.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------


Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998 - Continued

CECO incurred management fees to the Company of $150,000 and $90,000 during the three months ended September 30, 1999 and 1998, respectively.

Interest expense decreased by $19,755 or 25% during the three-month period ended September 30, 1999 when compared to the same period in 1998. The decrease in interest expense can be attributed to a decrease in outstanding long-term debt obligations during the three months ended September 30, 1999 compared to the previous year.

CECO incurred a pre-tax loss from continuing operations, of $286,280 for the three months ended September 30, 1999 as compared to pre-tax income of $422,375 for the three months ended September 30, 1998. This change is attributed principally to the decrease in revenues.

Federal and state income taxes for the three-month period ended September 30, 1999 amounted to a recovery of $128,600 compared to a provision of $169,000 for the three-month period ended September 30, 1998 and reflects an effective income tax rate of approximately 45% and 40% for each respective period.


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