Form 10KSB
CECO ENVIRONMENTAL CORP
filed 2000-03-30
CIK 3197

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                For Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     Annual Report Pursuant to Section 13 or 15(a) of the Securities Act of
                1934 for the fiscal year ended December 31, 1999

                           Commission File No. 0-7099

                            CECO ENVIRONMENTAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                          13-2566064
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                    No.)


505 University Avenue, Suite 1400
Toronto, Ontario CANADA                                M5G 1X3
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:(416) 593-6543

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section (g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  x       No     .
                                                ------      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's Revenues for its most recent fiscal year: $23,861,782.

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 23, 2000): $10,534,787


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,388,816 shares of common stock, par value $0.01 per share, as of March 24, 2000.

                                     PART I

Item 1.  Business

         CECO Environmental Corp. (the "Company") was incorporated in New York State in 1966. The Company owns 100% of the stock of CECO Group, Inc. ("CECO Group"). CECO Group owns 100% of the stock of The Kirk & Blum Manufacturing Company ("Kirk & Blum"), and 93.8% of the common stock of CECO Filters, Inc., a Delaware corporation ("Filters"), and beneficially owns 100% of the stock of kbd/Technic, Inc. The Company operates through its wholly owned subsidiary, CECO Group.

         During the 1999 fiscal year the Company underwent a fundamental transformation. With the acquisition of Kirk & Blum and kbd/Technic, Inc.("kbd/Technic") on December 7, 1999, the size of the business and the focus of the Company was fundamentally changed. With the addition of Kirk & Blum, 89.5% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems in 1999, the Company added a new dimension to its product line and broadens its coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $72,366,016, while the revenue of the Company and its subsidiaries (other than Kirk & Blum and kbd/Technic, Inc.) for that period was $17,525,664. The Company now combines under a single organization both Kirk & Blum, kbd/Technic and Filters and its subsidiaries.

Change in Corporate Structure

         As part of the acquisition of Kirk & Blum, the Company created CECO Group as a wholly owned subsidiary of the Company for the purpose of holding all the stock of its operating companies. Immediately following the acquisition of Kirk & Blum, CECO Group beneficially owned Kirk & Blum, kbd/Technic (through the voting trust referred to below) and the approximately 93.8% of Filters formerly held by the Company. The other operating companies controlled by the Company, Air Purator Corporation and New Busch Co., Inc., are wholly-owned subsidiaries of Filters.

         In connection with this restructuring, Richard Blum, the president of Kirk & Blum and the Chairman of kbd/Technic, was named the president and chief executive officer of CECO Group. Mr. Blum's responsibilities include the overall management and direction of the various CECO operating companies, the management of Kirk & Blum and integrating the various CECO subsidiaries.

The Kirk & Blum Manufacturing Company

         Kirk & Blum, with headquarters in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building, and installing systems that remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Kirk & Blum serves its customers from offices and plants in Cincinnati, OH; Indianapolis, IN; Defiance, OH; Louisville and Lexington, KY; Columbia, TN; and Greensboro, NC; In October 1998, Engineering News Record ranked Kirk & Blum as the largest specialty sheet metal contractor in the country. With a diversified base of more than 1,500 active customers, Kirk & Blum provides services to a number of industries including aerospace, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals.

         Kirk & Blum has three lines of business, all evolving from the original air pollution systems business. The largest line of business, located in seven strategic locations, is with respect to air pollution control systems and industrial ventilation. This line of business includes fabricating, designing, engineering, and installing industrial ventilation, dust, fume, and mist control systems, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. Well known customers include General Motors, Procter & Gamble, Ingersoll Milling Machine, Toyota, Saturn, Matsushita, and Alcoa.

         Kirk & Blum also provides custom metal fabrication services at its Cincinnati, Ohio and Lexington, Kentucky locations. These operations fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals. These operations give Kirk & Blum the ability to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries in the tri-state region surrounding Cincinnati. Customers include Siemens Energy & Automation, Duriron and Eastman Chemical.

         Kirk & Blum also manufactures component parts for industrial air systems at its Cincinnati, Ohio location. This division provides standard and custom components for contractors and companies that design and/or install their own air systems. Products include angle rings, elbows, cut-offs, and other components used in ventilation systems. Major distributors of this division's products include N.B. Handy, Three States Supply, Albina Pipe Bending, and Indiana Supply.

kbd/Technic, Inc.

         Kbd/Technic, a sister company of Kirk & Blum, is a specialty engineering firm concentrating in industrial ventilation, dust and fume control. Services offered include air system testing and balancing, source emission testing, industrial ventilation engineering, turnkey project engineering (civil/structural, electrical), sound and vibration system engineering, and other special projects. In addition to generating service revenue, kbd/Technic, Inc. often serves as a referral source for other Kirk & Blum divisions. Customers include General Motors, Ford, Baldwin Graphic Products, Emtec, and Heidelberg & Harris.

CECO Filters, Inc.

         Filters is located in Conshohocken, Pennsylvania. Filters manufactures and sells industrial air filters known as fiber bed mist eliminators. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated in a point source emission or otherwise. The principal functions which can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Filters' filters are used by, among others, the chemical and electronics industries; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acid; electric generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators.

         Filters holds a US Patent for a device with the trade names of the N-SERT(R) and X-SERT(R) prefilter. This device is used to protect the filter's surface from becoming coated with insoluble solids. Field performance has demonstrated the effectiveness of this device. Filters also holds a patent for its N-ESTED(R) multiple-bed fiberbed TWIN-PAK(R) filter, which permits an increase in filter surface area of 60% or more, thus decreasing energy consumption and improving collection efficiency. The device also permits the user to increase the capacity of the emission generating source without an energy or major modification penalty.

         Filters' filters range in size from 2 to 20 feet in height and are typically either 16 or 24 inches in diameter. The cages used in Filters' filter assemblies may be stainless steel, carbon steel, titanium or fiberglass mesh. The filter material used in approximately 75% of Filters' filters is fiberglass, which may be purchased in various grades of fiber diameter and chemical resistance depending on the specific requirements of the customer. Filter material may also be made of polyester, polypropelene or ceramic materials. Filters' filters are manufactured with different levels of efficiency in the collectibility of particulates, depending on the requirements of the customer.

         Eventually, the filter material contained in Filters' filters will become saturated with insoluble solids or corroded and require replacement. The life of the filter material will be primarily dependent on the nature of the particles collected and the filtration atmosphere. Filter life generally ranges from 3 months to 15 years. The filters can be returned to Filters for replacement of the filter material, or can be replaced on-site by the customer. Filters sells replacement filter material segments with the trade name of SITE-PAK(R) for on-site installation by the customer and compressor kits to be used in connection with on-site replacement.

         Filters has exclusive rights to engineer, market and sell the patented Catenary Grid Scrubber(TM). This device is designed for use with heat and mass transfer operations and particulate control. Filters designs complete systems centered around these devices.

         A significant portion of Filters' business consists of the sale of replacement filter material segments for its filters and for filters made by other manufacturers. The replacement process for filters made by other manufacturers involves modification of the cages to permit the insertion of replacement segments. Once modification of the cage and replacement of filter material has been completed by Filters, subsequent replacement of the filter material can be made on-site by the customer.

         During 1999, Filters continued to implement the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This strategy enables Filters to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows Filters the flexibility to sell or rent the systems. The rental approach allows Filters to reuse the units after cleaning and repacking, resulting in a higher return on capital employed.

Air Purator Corporation

         Air Purator Corporation ("APC"), a wholly owned subsidiary of Filters, is engaged in the manufacture of specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are mainly used in a particulate collection device known as a pulse jet baghouse which is fabricated by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC mainly sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators with which APC deals. APC's flagship product line is known in the field under the Huyglas(R) trade name. Other products include Dynaglas(R) and GNT products.

         A felted fiberglass fabric developed by APC and targeted to compete with other fabrics sold for dust collection in industrial applications is now being marketed. This product may allow Filters to compete for a larger share of the global market for filter fabric media and may add to Filters' established position with the Huyglas(R) trade name. APC recently developed two new products that are capable of higher temperature exposure and less costly final fabrication. These products, once commercialized, could improve the operating results of APC.

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

New Busch Co., Inc.

         Busch, a wholly-owned subsidiary of Filters, is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and providing manufacturer's representative services to certain companies or manufacturers. Busch consists of two divisions: Busch INTERNATIONAL and Busch MARTEC. In 1999, Busch generated approximately 58.5% of Filters' consolidated net sales.

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

         Busch INTERNATIONAL is noted as a premier supplier of custom engineered solutions for the control of fume and oil mist emissions from steel and aluminum rolling mills. Busch's Fume-Shield Systems are designed and supplied by Busch and are devised to contain, capture, convey, and clean contaminated air. Busch International fume exhaust systems and air-curtain hoods are designed to provide high efficiency control of oil mist and fumes.

         Busch INTERNATIONAL also designs, manufactures and supplies ventilation and other air handling equipment for industrial use. It also provides systems for corrosion protection, fugitive emissions control, evaporative cooling, oil mist collection, mill building ventilation, crane cab ventilation and other air handling applications. Some of these air handling units are the MRV-80, MRV-81, N-DUR-AIR, RE-TREAT(R), and PCR.

         Busch INTERNATIONAL'S patented Jet*Star(R) heat and transfer device is an excellent strip cooler, strip dryer, coil cooler, and strip blow-off system and is gaining significant market penetration for its ability to rapidly cool or heat metal or other materials. The rapid cooling permits higher throughput than competitive processes. Busch is presently involved in supplying Jet*Star(R) for new and upgrade mill construction work.

         Busch MARTEC acts as a manufacturers' representative with manufacturers relating to air and fluids products. Busch MARTEC does business almost exclusively in the Pittsburgh and tri-state area. Busch MARTEC also supplies certain products to the other Busch divisions.

U.S. Facilities Management

         In 1999, Filters closed its U.S. Facilities Management division.

Customers

         No customers comprised 10% or more of Kirk & Blum's net revenues for 1999.

         During 1999, one customer comprised approximately 14% of Filters' consolidated net revenues for 1999. During 1998, one customer comprised approximately 11% of Filters' consolidated net revenues. In 1997, no customer comprised more than 10% of Filters' consolidated net revenues.

         Because the demand for Filters' filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond Filters' control, Filters is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

         While Filters is exploring targeting larger industrial markets, Filters is also continuing to service specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than Filters. In the year ended December 31, 1999, Filters and its subsidiaries continued to develop additional market areas, including storage facility vent emission control and its related odor control, new dry particulate emission control and combination scrubber-fiber bed filter systems, while also implementing changes to reach larger industrial markets, such as machining, automotive and asphalt markets. In recent years Filters added capabilities to penetrate the semiconductor and printed circuit board markets through its filter technology and its patented scrubbers.

Other Aspects of the Kirk & Blum Acquisition

         Employment Agreements, Bonuses and Stock Purchase Warrants

         In connection with such acquisition, CECO Group entered into a five-year employment agreement with Richard J. Blum. Lawrence J. Blum and David
D. Blum entered into five-year employment agreements with Kirk and Blum. These employment agreements provide for annual salaries of $206,000, $100,000 and $154,000, respectively, for the three Blums. These agreements granted Richard, Lawrence and David Blum warrants to purchase 448,000, 217,000 and 335,000 shares of common stock of the Company, respectively, at $2.9375, the closing price of the Company's common stock on December 7, 1999. These warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999. The warrants have a term of ten years.

         In addition, the employment agreements provide that each of the Blums will be paid a bonus with respect to each of the fiscal years ended as of December 31, of 2000, 2001, 2002, 2003 and 2004 equal to, in the aggregate, (i) 25% of the net income of the Company before interest and taxes in excess of $4,000,000 as reported on the Company's audited financial statements filed with the Securities and Exchange Commission with respect to such year, less (ii) the contribution made on behalf of such employees to any profit sharing or 401(k) plan by the Company, CECO Group, Kirk & Blum or any affiliate (other than contributions made by the employees) with respect to such fiscal year. Of such aggregate bonus, Richard J. Blum will receive 44.8%, Lawrence J. Blum will receive 21.7% and David D. Blum will receive 33.5%.

         None of these bonuses will be paid if the Company or CECO Group is in default under any financing agreement with any bank or other financial institution or any other material agreement to which the Company or CECO Group is a party, or if the payment of such bonus would cause the Company or CECO Group to be in default under any such agreement. If no bonuses are paid as a result of the operation of the foregoing sentence, the unpaid bonuses will accrue interest at the rate of 8% per annum. Any accrued and unpaid bonuses and interest will be paid as soon as the Company or CECO Group ceases to be in default under such agreements and such payment would not cause a default under any such agreement. The payment of these bonuses is also subject to a subordination agreement in favor of the banks providing the financing described below.

         Bank Financing

         The financing for the transaction was provided by a bank loan facility in the amount of $25 million in term loans and a $10 million revolving credit facility. The $14.5 term loan has a maturity of November 30, 2004; the $8.5 million term loan has a maturity of May 31, 2006; and the $2 million term loan has a maturity of 90 days after December 7, 1999. Interim payments of principal are required with respect to the $14.5 million and the $8.5 million term loans. The Company borrowed against the cash value of life insurance owned by Kirk & Blum in order to repay the $2 million term loan. The bank loan facility was provided by PNC Bank, National Association, The Fifth Third Bank and Bank One, N.A. (the "Bank Facility"). This financing replaced the financing provided to the Company and its subsidiaries in March, 1999 by PNC Bank, and National Association.

         In addition, as a condition to obtaining the bank financing, the Company placed $5 million of subordinated debt. The proceeds of the bank loans and the additional $5 million of subordinated debt were used to pay the purchase prices for Kirk & Blum and kbd/Technic, to pay expenses incurred in connection with the acquisitions, to refinance existing indebtedness and for working capital purposes. In connection with these loans, the banks providing the loan facility received a lien on substantially all the assets of the Company and its subsidiaries.

         Subordinated Debt

         The subordinated debt was provided to the Company in the amount of $4,000,000 by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp., $500,000 by ICS Trustee Services, Inc. and $500,000 by Harvey Sandler. ICS Trustee Services, Inc. and Harvey Sandler are not affiliated with the Company. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder and 50% by Jason DeZwirek, Phillip DeZwirek's son and a director and secretary of the Company and a major stockholder of the Company. The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually subject to the subordination agreement with the banks providing the financing referred to above.

         In consideration for the subordinated lenders making the Company the subordinated loans, the Company issued to the subordinated lenders warrants to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share, the closing price of the Company's common stock on the day that the subordinated lenders entered into an agreement with the Company to provide the subordinated loans. The warrants are exercisable from June 6, 2000 until 5:30 p.m. New York time on December 7, 2009. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of common stock of the Company into which the warrants are convertible.

         The kbd/Technic, Inc. Voting Trust

         Kbd/Technic may engage in engineering services in the State of Ohio and in other states. In order to be a corporation licensed to perform engineering services in the state of Ohio, Ohio law requires that a majority of the stock of kbd/Technic, Inc. be owned by a licensed engineer. CECO Group has therefore arranged that the stock of kbd/Technic, Inc. be owned by a voting trust of which Richard J. Blum, the president of CECO Group, is the trustee. CECO Group remains the beneficial owner of 100% of the stock of kbd/Technic, Inc.

Peerless Manufacturing Company

         The Company purchased 177,900 shares of the common stock of Peerless Manufacturing Company ("Peerless"), which represented 12.25% of the outstanding Stock of Peerless. The Company acquired the common stock for purposes of pursuing the possibility of acquiring the majority or all of the stock of Peerless. The Company subsequently sold 28,400 shares of Peerless and is no longer intending to purchase additional shares for the purpose of obtaining control.

Government Regulations

         The Company and its subsidiaries have not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. The Company's costs in complying with environmental laws has been negligible.

         During 1999 and 1998, Filters estimates that $33,000 and $97,000 respectively, has been expended on Filters' research and development programs. Such costs are generally included as factors in determining Filters' pricing procedures. Kirk & Blum has expended minimal amounts on research and development. Any such costs are included as factors in determining the price of its products.

Suppliers

         Kirk & Blum purchases its raw materials (mainly angle iron and sheet plate products) from a variety of sources. When possible, Kirk & Blum secures these materials from steel mills. Other materials are purchased from a variety of steel service centers. Kirk & Blum does not anticipate any shortages in the near future.

         Filters purchases all of its chemical grade fiberglass as needed from Manville Corporation, which Filters believes is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, Filters believes that it could obtain such material from foreign suppliers on acceptable terms. Filters believes that there is sufficient supply of raw materials for the other components of its filters and does not anticipate any shortages in the near future.

         APC purchases its raw material from a variety of sources and does not anticipate any shortages in the near future.

         While Filters depends upon two suppliers for certain specialty items, including glass and chemicals, Filters believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to the Company.

         Busch purchases a majority of its fans from New York Blower and a majority of its louvers and dampers from American Warming. Busch purchases additional materials from a variety of sources and does not anticipate any shortages in the near future. Busch believes it has a good relationship with such suppliers and does not anticipate any difficulty in continuing to receive such items on terms acceptable to Busch.

Competition and Marketing

         Kirk & Blum is the largest industrial sheet metal contractor in the United States. Kirk & Blum believes that it is the largest provider of the types of industrial ventilation systems that it produces. While there are equipment manufacturers that are larger, Kirk & Blum believes that there are no systems contractors who are larger.

         Kirk & Blum faces substantial competition with respect to its contract fabrication services. Kirk & Blum focuses on securing relationships and contracts with manufacturers that need its services on a long-term basis.

         Kirk & Blum believes that it is the second largest supplier in the component parts industry. Its major competitor is Mid West Metal Products. Kirk & Blum believes that it is the only provider in this market segment that uses a network of stocking distributors.

         The arena in which kbd/Technic competes is highly fragmented. kbd/Technic believes that it is one of the largest consulting firms providing only air engineering consulting services. Larger consulting engineering companies may provide some of the services provided by kbd/Technic, however, they do not concentrate on air engineering consulting services. Such consulting engineering companies, however, generally will have greater resources than kbd/Technic.

         With respect to Filters' products, Monsanto Corporation is dominant in the fiber bed mist eliminator industry. Monsanto's financial resources are far greater than Filters, and Monsanto can undertake much more extensive marketing and advertising programs than Filters. Monsanto is also a competitor of Busch. Certain other competitors also have greater financial resources than Filters.

         Filters competes by stressing its exclusive products, including SITE-PAK(R) segments that permit on-site filter media replacement capability and prefilters, its patented product that protects the surface of a fiber bed filter from becoming plugged with solids, and its patented multiple-bed fiberbed filters that dramatically increase the surface area of a filter. Also, the Company believes that Filters is the only U.S. manufacturer of fiber bed mist eliminators whose filter material can be replaced on-site by a customer. The Company believes that Filters is price competitive within the market for filters with similar efficiency.

         Manufacturers of electrostatic precipitators and wet scrubbers may also be deemed to be in competition with Filters, because those devices are also effective in removing particulates from an air or another gas stream. While such devices may have higher operating costs than fiber bed mist eliminators, replacement of the component parts of such devices is rare as compared to fiber bed mist eliminators.

         Filters and its subsidiaries each face substantial competition. APC and Filters each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Goretex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

         Kirk & Blum markets its ventilation systems through direct solicitation of existing customers and through its marketing personnel. Kirk & Blum also utilizes some finders arrangements.

          Filters and its subsidiaries' marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. Filters and its subsidiaries also utilize direct mail solicitation and selected advertising in trade journals and product guides and trade shows.

         Filters and its subsidiaries also utilize sales representatives located in the United States, Canada and overseas and Special Sales Directors, each focused on specific industries. Busch, in addition to using direct solicitation and some sales representatives, also participates in industrial shows.

Employees

         As of December 31, 1999, the Company had one full-time employee. CECO Group and its subsidiaries had 638 full-time employees and 8 part-time employees as of December 31, 1999. None of the Company's employees are currently unionized other than certain employees of Kirk & Blum. As of December 31, 1999, Kirk & Blum had 450 union employees in eleven separate locals. Kirk & Blum is a party to eleven union contracts; ten are with different locals of the Sheet Metal Workers International Association and one is with the Pipe Fitters. Three of the contracts expire in 2000, one in May, one in June and one in July. Six of the contracts expire in May 2001. The remaining two contracts expire in April of 2002. The Company considers its relationship with its employees to be satisfactory.

Key Employees

         The operations of Kirk & Blum are largely dependent on Richard Blum. The loss of Richard Blum to Kirk & Blum could have a material adverse effect upon the operations of Kirk & Blum.

         In 1999, Filters' operations were largely dependent on the efforts of its President, Dr. Steven I. Taub. The loss to Filters of Dr. Taub could have a material adverse effect upon the operations of Filters. Filters has obtained key man life insurance in face amount of $5 million on the life of Dr. Taub in an effort to reduce, to the extent possible, the immediate adverse economic impact to its business that could occur if it were to lose the services of Dr. Taub.

Product Liability Insurance

         The Company's subsidiaries carry product liability insurance covering its respective products, excluding environmental liability.

Patents

         Filters currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. Filters also holds a patent on its Twin Pak(R) multiple bed fiberbed filter and an exclusive world-wide license to the patent on the Catenary Grid(TM) Scrubber, Ultra-violet Enhanced Cantenary Grid Scrubber, and the Narrow Gap Venturi Scrubber, along with fluoropolymer media for difusion filtration. APC holds two patents on the Huyglas material. All of the prefilters, the multiple bed units and the Huyglas material have contributed to Filters' performance during 1999. Busch holds an exclusive license to the patent on the JET*STAR(R) strip cooler, strip dryer, coil cooler, and strip blow-off systems. Busch also holds an exclusive license on the patent on the flexible nozzle material used in connection with the JET*STAR(R) systems and the process of using water in addition to air used in the JET*STAR(R) systems. There is no assurance that measurable revenues will accrue to the Company or its subsidiaries as a result of their patents or licenses.

Acquisition of Shares of Filters by the Company

         The Company made open market purchases of 65,800 shares of Filters in 1999. In connection with the acquisition of Kirk & Blum and kbd/Technic, the Company transferred the Filters shares to the CECO Group. As of December 31, 1999 the CECO Group owned 6,439,606 shares of Filters, representing 93.8% of Filters' common stock.

         CECO Group intends to purchase additional shares of Filters common stock if such additional shares become available at a price that the CECO Group considers reasonable.

Item 2.  Properties

         The Company maintains its executive offices in Toronto, Ontario and its operating offices in Cincinnati, Ohio.

         Kirk & Blum's headquarters are located in Cincinnati, Ohio at a 236,178 square foot facility owned by Kirk & Blum. Functions performed in this facility include sales, manufacturing and design. Located in this facility are manufacturing capabilities for custom metal fabrication component parts, as well as the headquarters of kbd/Technic and manufacturing for air pollution control systems.

         Kirk & Blum also own a 30,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky, and a 33,400 square foot facility in Lexington, Kentucky.

         Kirk & Blum leases a 28,920 square foot facility in Columbia, Tennessee and an 18,000 square foot facility in Greensboro, North Carolina. The lease for the Columbia property has current annual rent payments of $43,380 and expires at the end of 2000. The Greensboro facility lease has annual lease payments of $52,404 and is renewed on an annual basis.

         Filters owns a plant facility in Conshohocken, Pennsylvania. On March 16, 1999 CECO refinanced the property with a seven year commercial mortgage from PNC Bank, National Association at 7.75%, which was repaid in December 1999.

         Filters, for APC's operations, leases 11,500 square feet of space from BTR North America, Inc. for the premises in Taunton, Massachusetts for annual rental of $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will.

         Busch maintains its offices in Pittsburgh, Pennsylvania. The lease that Busch was assigned in connection with the acquisition of the Busch assets, is dated January 10, 1980 and extends through July 31, 2002. The lease is for approximately 12,000 square feet at an annual rental of $82,398. The rental amount will be adjusted commencing August 1, 2000. Andrew M. Halapin, the former principal owner of Busch, is the beneficial owner of the property in which Busch's offices are located.

         All properties owned by Kirk & Blum and Filters are subject to mortgages to secure the amounts owed under the Bank Facility.

The Company considers the properties adequate for their respective uses.


Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on November 16, 1999. At the meeting, the Company's four directors were elected, the Company's 1999 Employee Stock Purchase Plan ("Stock Plan") was adopted, and the appointment of Margolis & Company P.C. as the Company's accountants was ratified. The votes for each of the directors were 4,870,000, with 17,000 against and 22,000 abstentions. The votes for the Stock Plan were 4,650,220, with 19,687 against and 31,200 abstentions. The votes for the appointment of Margolis & Company P.C. was 4,795,000, with 17,200 against and 30,500 abstentions.

                                     PART II

Item 5.  Market of the Registrant's Common Equity and Related Stockholder
Matters.

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

CECE Common Stock - Bids            CECE Common Stock - Bids
                  High      Low                    High    Low
                  ----      ---                    ----    ---
1998                                1999

1st Quarter       $4.00    $2.625   1st Quarter  $4.5000  $2.25
2nd Quarter       $4.00    $2.375   2nd Quarter  $4.6250  $3.00
3rd Quarter       $3.00    $1.531   3rd Quarter  $3.7500  $2.0625
4th Quarter       $3.25    $1.406   4th Quarter  $4.000   $1.7188

2000

1st Quarter    $3.375      $2.0625
(through March 20, 2000)


         (b) The approximate number of beneficial holders of common stock of the Company as of March 22, 2000 was 1,900.

         (c) The Company has paid no dividends during the fiscal year ended December 31, 1998 or the fiscal year ended December 31, 1999. The Company does not expect to pay dividends in the foreseeable future. The Company and its subsidiaries are parties to various loan documents which prevent the Company from paying any dividends.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

         The Company's principal operating units are comprised of Kirk & Blum Manufacturing Company, kbd/Technic, Inc., CECO Filters, Inc., Air Purator Corporation and New Busch Co., Inc. which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems, particle, and chemical control technologies.

         The Company's Systems segment consists of Kirk & Blum Manufacturing Company, kbd/Technic, Inc. and New Busch Co., Inc. Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch is engaged in providing system based solutions for industrial ventilation and air pollution control problems through its design, fabrication, supplying equipment and installation of equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(R) cooling system. kbd/Technic, Inc. is a specialty-engineering firm concentrating in industrial ventilation. kbd/Technic provides air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and revising existing systems.

          The Company's Media segment consists of CECO Filters, Inc. and Air Purator Corporation. CECO manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. CECO offers innovative patented technologies, Catenary Grid and Narrow Gap Venturi Scrubbers, designed for use with heat and mass transfer operations and particulate control. Air Purator Corporation designs and manufactures high performance filter media and bags for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.

         The following discussion of the Company's results of operations and financial condition should read in conjunction with the Consolidated Financial Statement and Notes thereto (including Note 18, Segment Reporting) and other financial information included elsewhere in this report.

Results of Operations

         The Company's consolidated statement of operations for the years ended December 31, 1999 and 1998 reflect the operations of the Company consolidated with the operations of its subsidiaries. As of December 31, 1999, the Company owned approximately 94% of the outstanding Common Stock of CECO. Minority interest on the consolidated statement of operations has been presented as a reduction in income for each year.

         The following table sets forth line items shown on the consolidated statement of operations, as a percentage of total revenues, for the years ended December 31, 1999 and 1998. This table should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                 YEAR ENDED
                                                                 DECEMBER 31,

                                                              1999         1998
                                                             -----        -----
Revenues:
     Net sales - products                                     42.1%        51.8%
     Contract revenues                                        57.9         48.2
                                                             -----        -----
Total revenues                                               100.0        100.0
                                                             -----        -----

Costs and expenses:
     Cost of revenues - products                              23.6         29.6
     Cost of revenues - contracts                             41.2         32.5
     Selling and administrative                               30.3         26.5
     Depreciation and amortization                             3.1          2.7
                                                             -----        -----
                                                              98.2         91.3
                                                             -----        -----

Income from continuing operations before investment
     income and interest expense                               1.8          8.7
Investment income                                              2.1           .3
Interest expense                                               2.7          1.2
                                                             -----        -----

Income from continuing operations before income
     taxes and minority interest                               1.2          7.8
Provision for income taxes                                      .6          3.1
                                                             -----        -----

Income from continuing operations before
     minority interest                                          .6          4.7
Minority interest                                                -          (.3)
                                                             -----        -----
Income from continuing operations                               .6          4.4
                                                             -----        -----
Discontinued operations                                        2.1          1.9
                                                             -----        -----
Net income (loss)                                             (1.5)%        2.5%
                                                             =====        =====

Revenues:

         Consolidated total revenues for 1999 increased $2,109,000 (9.7 %) to $23,862,000 versus 1998 total revenues of $21,753,000. This increase was primarily the combination of increased revenues from the Systems segment of $3,549,000 offset by decreases in Media and other segments of $688,000 and $406,000, respectively. Consolidated revenues reflect additional revenues of $6,336,000 from Kirk & Blum Manufacturing Company and kbd/Technic, Inc. for the period from December 7, 1999 (acquisition date) through December 31, 1999.

         Systems segment revenues reflect lower revenues from Busch in 1999 compared to 1998 as the result of a general decline in the metals industry. Demand at rolling mills for fume exhaust systems and Busch's proprietary JET*STAR(R) cooling technology declined in 1999.

         Media segment sales reflect a decline of $688,000 which was a combination of increased sales from our high performance filter media unit, Air Purator Corporation, offset by a decline in sales from CECO Filters, Inc. Market conditions tightened for environmental service companies like ours during 1999, as declines were present for sales to technology-based industries such as semi-conductor and printed circuit board companies.

Gross Profit:

         Gross profit increased $152,000 to $8,387,000 in 1999. Gross profit, as a percentage of revenues, was 35.1% in 1999 compared with 37.9% in the prior year. The decline is attributable to the mix of increased sales from lower margin Systems segment sales offset by deceased sales from the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit continues to represent a larger factor in the Company's total revenues.

Expenses:

         Selling and administrative expenses increased $1,445,000 to $7,216,000 during 1999 due to the acquisition of Kirk & Blum, kbd/Technic, and certain non-recurring costs. Selling and administrative expenses, as a percentage of revenues for 1999 and 1998, were 30.2% and 26.5%, respectively. A substantial portion of these expenses, which are considered fixed, are under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from the larger and newly established Company based in Cincinnati, Ohio. Additionally, variable selling expenses are being reviewed to better align sales compensation with results. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

         Depreciation and amortization increased $147,000 to $729,000 in 1999 primarily due to additional costs associated with the acquisition of Kirk & Blum and kbd/Technic.

Investment Income:

         Investment income increased $430,000 to $498,000 during 1999. The increase in investment income resulted from interest income, dividend income and, realized and unrealized net gains in investments. At December 31, 1999, the Company's most significant investment is 177,900 shares of Peerless Manufacturing Company common stock and is listed on the Nasdaq Stock Market(R) traded under the symbol PMFG. This represents approximately 12% of Peerless' outstanding shares. At December 31, 1999, Peerless' common stock fair market value was $13 per share.

Interest Expense:

         Interest expense increased $388,000 to $644,000 during 1999 compared with $256,000 in 1998 principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt. Income Taxes:

         The provision for federal and state income taxes was $151,000 in 1999 compared with $673,000 in 1998. The effective income tax rate of 51.2 % in 1999 was higher compared with 39.7% in 1998 primarily due to non-deductible goodwill amortization relating to the Company's investments in CECO Filters, Kirk & Blum and kbd/Technic. The Company's effective tax rate in 2000 will also be impacted by the non-deductible amortization.

Discontinued Operations:

          Discontinued operations reflect the closure of the Company's operations in Arizona during 1999. Compared with 1998, this loss increased $97,000 to $509,000 for the year ended December 31, 1999 primarily due to disposition costs. Operating losses, net of income tax benefit and minority interest, from this discontinued division amounted to $323,000 in 1999 compared with $412,000 in 1998. The loss on the disposal of the discontinued division amounted to $186,000 in 1999.

Net Income (Loss):

          Net loss for the year ended December 31,1999 was $366,000 compared with net income of $533,000 in 1998 principally due to the decrease in income from continuing operations. The loss in 1999 is principally the result of the net after tax cost associated with discontinued operations.

Backlog:

          The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months. The Company's backlog, as of December 31, 1999, was approximately $15,600,000, an increase of $4,804,000 over December 31, 1998. There can be no assurance that order backlog will be replicated or increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling price over the life of the product as competition increases and the Company's dependence on efforts of middle men to sell a significant portion of its product.

Financial Condition, Liquidity and Capital Resources

         On December 7, 1999, the Company acquired Kirk & Blum Manufacturing Company and kbd/Technic, Inc., which are engaged in the design, fabrication, and installation of specialized ventilation systems and related engineering and technical services. Both Companies became wholly owned subsidiaries of the Company. Owners of Kirk & Blum and kbd/Technic received cash totaling approximately $25 million while the Company assumed debt obligations totaling $5 million. The transaction was accounted for as a purchase. The activity of Kirk & Blum and kbd/Technic is included in the Company's consolidated results of operations from December 7, 1999 to December 31, 1999. The purchase price has been allocated to Kirk & Blum and kbd/Technic balance sheets based on third party appraisals of the various assets acquired. As a result, $1,654,000 of goodwill is included in the Company's consolidated balance sheet as of December 31, 1999 relating to these acquisitions. Under the terms of an escrow agreement entered into among the Company and the owners of Kirk & Blum, it is anticipated that a price reduction not to exceed $400,000 will occur in 2000.

          At December 31, 1999, the Company had total cash and cash equivalents and marketable securities of $3,826,000 compared to $1,061,000 at December 31, 1998. Cash used by operating activities for the year ended December 31, 1999 was $837,000 compared with cash used of $759,000 for the year ended December 31, 1998. The acquisition of Kirk & Blum and kbd/Technic on December 7, 1999, resulted in an increase in the Company's working capital of $11,157,000, net of cash and bank debt. In December 1999, the Company consummated new credit facilities totaling $38 million under a senior secured syndicated banking facility of $33 million expiring in 2004 - 2006 and $5 million of subordinated debt totaling $5 million expiring in 2006.

          The Company's investment in marketable securities, which earned interest income, and realized and unrealized net gains of $498,000 in 1999, consisted principally of its investment in Peerless Manufacturing Company and other investments with a fair market value of $2,691,000 on December 31, 1999.

          Total bank and related debt at December 31, 1999, was $31,078,000, an increase of $27,923,000, primarily to support the acquisition of Kirk & Blum and kbd/Technic. The unused credit availability at December 31, 1999 was $6,327,000 under its bank line of credit.

          Investing activities consumed cash of $25,937,000 during 1999 compared with $693,000 used during the same period in 1998. The 1999 increase was primarily due to the acquisition of Kirk& Blum and kbd/Technic.

          Capital expenditures were $165,000 and $103,000 for the years ended December 31, 1999 and 1998, respectively. The expenditures were primarily for computer equipment and software, engineering and manufacturing equipment. Capital expenditures are expected to continue to increase as a result of the Company's 1999 acquisitions and are anticipated to be in the range of $500,000 to $900,00 for the next twelve months.

          Financing activities provided $27,544,000 during 1999 compared with $969,000 during the same period of 1998. The 1999 financing activities were principally comprised of $34,446,000 in net proceeds from borrowings under senior secured syndicated facilities and subordinated debt and borrowings against cash surrender value of life insurance. These borrowings were used for the acquisition of Kirk & Blum and kbd/Technic. The 1999 financing activities reflect the Company's newest credit facilities under a five-year senior secured arrangement with a total commitment of $33 million. The facility allows the Company, subject to certain financial covenants, to borrow for its general corporate needs, including acquisitions. Borrowings under this arrangement bear interest at a LIBOR based rate from 30 - 180 days or based upon the bank's prime rate at the Company's designation. Under this new $33 million revolving credit facility, the Company replaced its $8 million facility.

          The Company believes that its cash, cash equivalents and marketable securities, cash flows from operating activities, and existing credit facilities are adequate to meet the Company's cash requirements over the next twelve months.

New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires a Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

Market Risk

         The Company's market risk includes the potential loss arising from adverse changes in interest rates. The Company's market risk on interest rates is the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates.

         At December 31, 1999, the fair value of the Company's long-term debt approximates market. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates and amounts to approximately $130,000.

Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

         The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7.  Financial Statements

         The Company's Consolidated Financial Statements of CECO Environmental Corp. and Subsidiaries for Years Ended December 31, 1999 and 1998 and other data are included in this Report following the signature page of this Report:

Cover Page                                           F-1

Independent Auditor's Report                         F-3
         (Margolis & Company P.C.)

Consolidated Balance Sheet                           F-4

Consolidated Statement of Operations                 F-5

Consolidated Statement of Shareholders'              F-6
         Equity

Consolidated Statement of Cash Flows                 F-7 & F-8

Supplemental Disclosures of Cash                     F-8
         Flow Information

Notes to Consolidated Financial Statements           F-9 to F-27
         for the Years Ended December 31, 1999,
         and 1998

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company has had no changes in or disagreements with its independent accountants during the Company's two most recent fiscal years.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance with
Section 16(a) of the Exchange Act

         The following are the directors and executive officers of the Company and the executive officers of CECO Group, the Company's subsidiary that controls all the Company's operating subsidiaries. The terms of all directors expire at the next annual meeting of shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name                       Age                        Position
----                       ---                        --------
Richard Blum               53               Chief Executive Officer and
                                            President of CECO Group, Inc.

Phillip DeZwirek           62               Chairman of the Board of Directors
                                            and Chief Executive Officer

Jason Louis DeZwirek       29               Director, Secretary

Josephine Grivas           60               Director

Marshall J. Morris         40               Chief Financial Officer

Donald Wright              62               Director

         The business backgrounds during the past five years of the Company's directors and officers are as follows:

         Richard Blum became the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of Kirk & Blum since February 28, 1975 and the Chairman of kbd/Technic, and a director of kbd/Technic since November 1988. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999.

         Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek's principal occupations during the past five years have been as Chairman of the Board of Digital Fusion Multimedia Corp. of Toronto Canada; Chairman of the Board and Vice President of CECO Filters, Inc., a Delaware corporation (since 1985); a director of Kirk & Blum and kbd/Technic (since 1999) and President of Can-Med Technology, Inc. d/b/a Green Diamond Corp. ("Can-Med") (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. Digital Fusion's common stock is traded over-the-counter. Kirk & Blum, kbd/Technic and Filters are discussed elsewhere in this document. See Item 1 - Business.

         Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February, 1994. He became Secretary of the Company on February 20, 1998, following the resignation of Josephine Grivas as Secretary. Mr. DeZwirek from October 1, 1997, has also been a member of the Committee that was established to administer the Company's stock option plan. Mr. DeZwirek's principal occupation since October 1999 has been as President of kaboose.com Inc., a company that owns a children's portal.

         Josephine Grivas has been a director of the Company since February, 1991. She was its Secretary from October, 1992 until she resigned as of February 2, 1998. Ms. Grivas has since October 1, 1997, also been a member of the Committee that was established to administer the Company's stock option plan. Since February 20, 1998, Ms. Grivas has been a member of the Audit Committee, which was created to evaluate transactions where the potential for a conflict of interest exists and such other matters that are properly referred to the Audit Committee by the Board of Directors. Ms. Grivas had been an administrative assistant for Phillip DeZwirek, Icarus Investment Corp. and other entities he controls since 1975. She retired from those positions in February, 1998.

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

         Marshall J. Morris became the Chief Financial Officer of the Company on January 26, 2000. From 1996 to 1999 Mr. Morris was Treasurer of Calgon Carbon Corporation which stock trades on the New York Stock Exchange and which is a worldwide producer of specialty chemicals and supplier of pollution control technologies and services with annual sales of approximately $300 million. From 1995 to 1996 he served as a consultant with respect to business management and strategic planning. From 1989 through 1995 Mr. Morris also served as the Treasurer of Trico Products Corporation, an international manufacturer and distributor of original equipment automative parts with annual sales of approximately $350 million.

         During the fiscal year ended December 31, 1999, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors.

         Section 16(a) Beneficial Ownership Reporting Compliance. Steven I. Taub, the President of Filters, failed to timely file a Form 4 to report the sale of 500 shares of stock of the Company. Such transaction was reported in a late Form 4. Except for Mr. Taub, the Company is not aware of any persons who beneficially own or owned more than 10 percent of the outstanding common stock of the Company or any officer, director or other person subject to the requirements of Section 16 of the Securities Exchange Act of 1934 who, during the period covered by this Annual Report on Form 10-K, failed to file, or failed to file on a timely basis, any reports or forms required to be filed under said
Section 16 or the rules and regulations promulgated thereunder.

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

Warrants

         In consideration for Phillip DeZwirek's valuable service to the Company as an employee, officer and director, the Company granted Mr. DeZwirek warrants on January 22, 1999 to purchase up to 500,000 shares of the Company's common stock, which are exercisable at any time between July 22, 1999 and January 22, 2009 inclusive at a price of $3.00, the closing price of the Company's common stock on January 22, 1999 (each such grant of warrants a "Warrant Grant"). All of such warrants are transferable and grant the holders thereof piggyback registration rights, i.e. the right to participate in any registration of securities by the Company other than a registration statement in connection with a merger or pursuant to registration statements on Forms S-4 or S-8. Additionally, the holders of a majority of the shares underlying the warrants and the warrants for each Warrant Grant have the right on two occasions to have the Company prepare and file with the Securities and Exchange Commission a registration statement and such other documents as may be necessary for such holders to effect a public offering of the shares underlying the warrants previously issued or to be issued upon the effectiveness of such registration statement. The Company is however required to pay the expenses of only one of such registrations for each Warrant Grant. With respect to each Warrant Grant, the right to demand such registrations expires 10 years from the date of the Warrant Grant, or upon the happening of certain other conditions.

         On December 7, 1999, Richard Blum and David Blum were granted warrants to purchase 448,000 and 335,000, respectively, shares of the Company's stock. The exercise price for each share is $2.9375. The warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 and have a term of ten years.

Compensation

         On October 1, 1997, the Board of Directors of the Company adopted the CECO Environmental Corp. 1997 Stock Option Plan (the "Plan"). The Plan was approved by the shareholders on September 10, 1998. The stock options are intended to qualify as incentive stock options and may be issued to officers and employees of the Company and its subsidiaries. The Plan must be administered by a committee of at least two non-employee directors; the committee currently consists of Jason DeZwirek and Josephine Grivas. One Million, Five Hundred Thousand shares of the Company's stock has been reserved for issuance pursuant to the Plan. Options to purchase stock may be granted at not less than 100% of the market price of the shares on the date of the grant, except that if the grantee of the options owns more than 10% of the voting power of stock of the Company or any of its subsidiaries, the option price per share may not be less than 110% of the market price on the date of the grant. No options under the Plan were issued in 1999.

         On September 21, 1999, the Board of Directors of the Company adopted the CECO Environmental Corp. 1999 Employee Stock Purchase Plan (the "Stock Plan"). Employees, other than certain part-time employees, are eligible to participate in the Stock Plan, which provides employees the opportunity to purchase stock of the Company at a discounted price. The maximum number of shares of common stock of the Company that will be offered under the Stock Plan is 1,000,000. Such shares will be offered in nine separate consecutive offerings commencing October 1, 1999, with the final offering terminating on September 30, 2004. The purchase price per share will be the lesser of 85% of the market price of the stock on the last business day of the offering or 85% of the market price of the stock on the offering date. Payment of the stock under the Stock Plan is paid through employee payroll deductions. The Stock Plan is administered by the Company's board of directors, however, the board of directors may delegate its authority to a committee of the board or an officer of the Company. The Stock Plan was approved by the shareholders of the Company at the annual shareholders meeting held November 16, 1999. No stock has been issued as of March 20, 2000 under the Stock Plan.

         The following table summarizes the total compensation of Phillip DeZwirek, the Chief Executive Officer of the Company, for 1999 and the two previous years. There were no other executive officers of the Company who received compensation in excess of $100,000 in 1999.

SUMMARY COMPENSATION TABLE FOR THE COMPANY:

                             Annual
                             Compensation                 Long Term Compensation
Name/Principal Position      Year           Salary        Options (#)
-----------------------      ------------   ------        ----------------------
Phillip DeZwirek             1999           $100,000      500,000(1)
President and                1998           $80,000       500,000(2)
Chief Executive              1997           $50,000             -
Officer


        The following tables set forth information with respect to Mr. DeZwirek, Richard Blum, David Blum and Steven Taub concerning grants and exercises of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

----------
(1) Represents 500,000 Warrants issued to Phillip DeZwirek on January 22, 1999.

(2) Represents 250,000 Warrants issued on January 14, 1998 and 250,000 Warrants issued on September 14, 1998.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 1999:


                                            % of Total Options/SARs
                     Number of Securities     Options Granted to
                          Underlying            Employees in         Exercise or       Expiration
Name                      Granted (#)            Fiscal Year         Base ($/SH)       Date
----                 --------------------   -----------------------  -----------       -------------
Phillip DeZwirek           500,000                  39%                $3.00           Jan. 22, 2009

Richard Blum               448,000                  35%                $2.9375         Dec. 6, 2009

David Blum                 335,000                  26%                $2.9375         Dec. 6, 2009


AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1999
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 1999:


                                                   Number of Securities
                                                       Underlying                              Value of Unexercised
                                                       Unexercised                                In-the-Money
                  Shares Acquired    Value           Options/SARs at                             Options/SARs at
                  on Exercise        Realized           12/31/99                                     12/31/99
Name               (#)               ($)              Exerciseable      Unexercisable       Exerciseable    Unexercisable
----              ---------------    --------      ----------------     -------------       ------------    -------------
Phillip DeZwirek   0                 0                 1,750,000          0                   $781,250         N/A

Richard Blum       0                 0                 0                  448,000              0                0

David Blum         0                 0                 0                  335,000              0                0

Steven Taub        0                 0                 63,156             147,364              0                0

         The following table summarizes the total compensation of the Chief Executive Officer of CECO Filters, Inc. for 1999 and the two previous years (the "Named Executive Officer"). There were no other executive officers of CECO Filters, Inc. who received compensation in excess of $100,000 for 1999.

SUMMARY COMPENSATION TABLE FOR FILTERS:

                              Annual Compensation                          Long Term Compensation     All Other
Name/Principal Position       Year                    Salary               Options (#)                Compensation(1)
-----------------------       ----                    ------               -----------                ---------------
Steven I. Taub, Ph.D./        1999                    $247,603(2)                                     $5,000.00
President and                 1998                    $240,740             -                          $4,750.20
Chief Executive               1997                    $226,300             210,520(3)                 $4,750.20
Officer


         Dr. Taub entered into an Employment Agreement dated September 30, 1997 with Filters. The Employment Agreement was effective September 30, 1997 and has a term through June 30, 2002. Either party may terminate the Employment Agreement for cause. Dr. Taub's base salary is set at $225,000 per year, but may be modified by the mutual agreement of Filters and Dr. Taub. In addition to his base salary, Dr. Taub is entitled to (i) a $2,000 IRA contribution by Filters,
(ii) a car for business use, or in the alternative, an expense reimbursement for his personal car up to $600 per month, (iii) life, medical, dental and disability insurance, and (iv) up to 25 days of paid vacation annually. In addition, Dr. Taub will receive fees for service as a director of Filters equal to the highest fee paid to any other director of Filters or its affiliates.

         Dr. Taub has agreed not to engage in any business competitive with Filters for a term of two years after termination of his employment.



------------
(1) Includes matching contributions by Filters to Filter's 401(k) Plan on behalf of Dr. Taub.
(2) $225,000 is allocated to base salary, $2,000 to IRA contribution, $7,200 to automobile allowance and $13,403 to insurance premiums, all of which items Dr. Taub pays for directly.
(3) All options granted are for shares of stock of the Company pursuant to the Company's Stock Option Plan and were granted in exchange for the cancellation of all options held by Dr. Taub for the purchase of 325,000 shares of Filters.

         The following table summarizes the total compensation of Andrew M. Halapin, President and Chief Operating Officer of Busch, for 1999. There were no other executive officers of Busch who received compensation in excess of $100,000 for 1999. Mr. Halapin did not receive any options or SAR grants from the Company or Busch in 1999.

SUMMARY COMPENSATION TABLE FOR BUSCH:

                              Annual Compensation
Name/Principal Position       Year                     Salary             Bonus      All Other Compensation(1)
-----------------------       ----                     ------             -----      -------------------------
Andrew M. Halapin President   1999                    $200,000          $267,000           $212,200
and Chief Operating Officer   1998                    $200,000          -                  $200,000
                              1997                    $100,000          $500,000(2)        $100,000


         Busch entered into an Employment, Non-Compete and Confidentiality Agreement dated September 25, 1997 with Andrew M. Halapin, pursuant to which Mr. Halapin agreed to be Busch's President and chief operating officer until June 30, 2000. While Mr. Halapin is President of Busch, in 1999 Dr. Taub oversaw and ultimately controlled the operations of Busch. Mr. Halapin receives a $200,000 annual salary. Mr. Halapin is also entitled to a bonus depending upon whether Busch meets or exceeds certain target earnings. Mr. Halapin has agreed to not compete with Busch and its affiliates (including CECO) for two years from the date of the Employment Agreement or one year from the date of termination of the Employment Agreement, whichever is later. As compensation for Mr. Halapin's agreement not to compete with Busch and its affiliates, he received $100,000 upon execution of the Employment Agreement and is entitled to additional $200,000 annual payments for four years, for a total payment of $900,000. Upon termination of the Employment Agreement, Busch is required to pay Mr. Halapin $450,000 before January 31, 2002 in consideration of Mr. Halapin's providing certain consulting services to CECO.


----------
(1) Represents a $100,000 payment in 1997 and a $200,000 payment in 1998 and 1999 for consideration of a non-compete agreement contained in Mr. Halapin's Employment Agreement. For 1999, also represents a $7,200 automobile allowance and a $5000 matching contribution by Filters to Filters' 401(k) Plan.
(2)  Represents a $500,000 signing bonus.

The following table summarizes the total compensation of the President and Chief Executive Officer of CECO Group, Inc. for 1999. There were no other executive officers of CECO Group, Inc. who received compensation in excess of $100,000 for 1999.

SUMMARY COMPENSATION TABLE FOR CECO GROUP, INC.:

                                    Annual Compensation                               Long Term Compensation
Name/Principal Position             Year                      Salary                  Options (#)
-----------------------             ----                      ------                  -----------
Richard Blum President and Chief    1999                      $13,972(1)              448,000(2)
Executive Officer


         Mr. Richard Blum entered into an Employment Agreement dated December 7, 1999 with Ceco Group. The Employment Agreement has a term through December 7, 2004. Either party may terminate the Employment Agreement for cause. Mr. Blum's base salary is set at $206,000 per year. In addition to his base salary, Mr. Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.


----------
(1) Based on an annual salary of $206,000; Mr. Blum commenced employment with Ceco Group on December 7, 1999.


(2) Represents Warrants to purchase 448,000 shares of the Company's stock granted in Mr. Richard Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.

The following table summarizes the total compensation of the Vice-President of Kirk & Blum for 1999.

SUMMARY COMPENSATION TABLE FOR KIRK & BLUM:

                                    Annual Compensation                               Long Term Compensation
Name/Principal Position             Year                      Salary                  Options (#)
-----------------------             ----                      ------                  -----------
David Blum                          1999                      $10,548(1)              335,000(2)
Vice-President


         Mr. David Blum entered into an Employment Agreement dated December 7, 1999 with Kirk & Blum. The Employment Agreement has a term through December 7, 2004. Either party may terminate the Employment Agreement for cause. Mr. Blum's base salary is set at $154,000 per year. In addition to his base salary, Mr. Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.

----------
(1) Based on an annual salary of $154,000; amount shown is from December 7, 1999, the date CECO Group acquired Kirk & Blum.


(2) Represents Warrants to purchase 335,000 shares of the Company's stock granted in Mr. Richard Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners


         The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of March 22, 2000, and the percent of the class so owned by each such person.

                                          No. of Shares         % of Total CEC
Name and Address of                      of Common Stock         Common Shares
Beneficial Owner                        Beneficially Owned        Outstanding(1)
-------------------                     ------------------        -----------
Icarus Investment Corp.(2,9)
505 University Avenue,
Suite 1400
Toronto, Ontario M5G 1X3                   2,334,360                 24.86%

Phillip DeZwirek (2,3,4)
505 University Avenue, Suite 1400
Toronto, Ontario M5G 1P7                   4,089,857                 36.72%


IntroTech Investments, Inc.(5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                   1,598,666                 19.0%

Jason Louis DeZwirek(2,5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4                   3,933,026                 41.89%

Steven Taub(6)
CECO Filters, Inc.
1027-29 Conshohocken road
Conshohocken, PA  19428                    638,708                    7.5%

Brinker Pioneer, L.P.
259 Radnor-Chester Road
Radnor, PA  19087                          580,266                    6.9%

----------
(1) Based upon 8,388,816 shares of common stock of the Company outstanding as of March 22, 2000.

(2) Icarus Investment Corp. ("Icarus") is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.

(3) Phillip DeZwirek is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

(4) Includes (i) 750,000 shares of the Company's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from the Company at a price of $1.75 per share pursuant to Warrants granted to Mr. DeZwirek by the Company on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to Warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of the Company's common stock that may be purchased pursuant to Warrants granted September 14, 1998 at a price of $1.625 per share prior to September 14, 2008; and (iv) 500,000 shares that may be purchased pursuant to Warrants granted to Mr. DeZwirek by the Company January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share.

Richard Paul Genovese(7)                    700,000                     7.7%

IRG Investor(8)
Relations Group, Ltd.
1286 Homer Street, 4th fl.
Vancouver, B.C.  V6B 2Y5                    500,000                     5.6%

Can-Med Technology, Inc.(9)
d/b/a Green Diamond Corp.
505 University Avenue
Suite 1400
Toronto, Ontario
Canada M5G 1X3                            1,000,000                    10.7%

----------
(5) Introtech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

(6) Includes 84,208 shares of the Company's common stock that Dr. Taub may purchase by the exercise of options.

(7) Represents 700,000 shares of the Company's common stock that Mr. Genovese may purchase by the exercise of warrants.

(8) Represents 500,000 shares of the Company's common stock that IRG Investor Relations Group Ltd. may purchase by the exercise of warrants.

(9) 50.1% of the shares of Can-Med are owned by Icarus. Ownership of the shares of common stock owned by Can-Med also are attributed to Icarus. Icarus has voting and dispositive power, with respect to such shares which is shared with the other shareholders of Can-Med. Represents 1,000, 000 shares of the Company's common stock that Can-Med may purchase by the exercise of warrants. Excludes 800,000 shares of stock that may be purchased by warrants that are not exercisable until April 7, 2000.

         (b)      Security Ownership of Management

         As of March 22, 2000, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:

                                    Number of
  Name of                           Shares of                     % Total
 Beneficial                        Common Stock                   Company
 Owner and                         Beneficially                Common Shares
Position Held                      Owned                       Outstanding(1)

Phillip DeZwirek
Chief
Executive Officer,
Chairman of the
Board of Directors                 4,089,857(2)                     36.72%

Jason Louis DeZwirek
Director, Secretary                3,933,026(3)                     41.89%

Josephine Grivas
Director                                 ---                          ---

Donald Wright                         31,000(4)                       .37%
Director

Steven Taub                          638,708(5)                       7.5%
President of Filters

Richard Blum(6)                            _                            _
President and Chief
Executive Officer of
CECO Group

Marshall J. Morris                         _                            _
Chief Financial Officer

David Blum(7)
Vice President of                          _                            _
Kirk & Blum

Officers and
Directors as a
group (8 persons)                  6,358,231                         56.6%

-------------------

         (1) See Note 1 to the foregoing table.
         (2) See Notes 2, 3, and 4 to the foregoing table.
         (3) See Notes 2 and 5 to the foregoing table.
         (4) Includes 10,000 shares of the Company's common stock that may be purchased pursuant to Options granted June 30, 1998 at a price of $2.75 per share prior to June 30, 2008.
         (5) See Note 6 to the foregoing table.
         (6) Excludes 448,000 shares of the Company's common stock that Mr. Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Blum on December 7, 1999 in connection with the acquisition of Kirk & Blum and kbd/Technics. This warrant only becomes exercisable on December 7, 2000 with respect to 25% of such shares with an additional 25% becoming exercisable on each of the next three anniversaries of such date.
         (7) Excludes 335,000 shares of the Company's common stock that Mr. Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Blum on December 7, 1999 in connection with the acquisition of Kirk & Blum and kbd/Technics. This warrant only becomes exercisable on December 7, 2000 with respect to 25% of such shares with an additional 25% becoming exercisable on each of the next three anniversaries of such date.

         (c) Changes in Control

         The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

         Since January 1, 1998, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

         Andrew Halapin, President of Busch, is the beneficial owner of the building in which Busch leases its principal office. The lease is a triple net lease, with annual rent in the amount of $82,398.

         The Company purchased shares of Peerless stock. Part of the funds used to purchase such stock were borrowed from Can-Med. Can-Med is owned 50.1% by Icarus, which is owned 50% by Phillip DeZwirek (the Chairman of the Board of Directors and Chief Executive Officer of the Company) and 50% by Jason DeZwirek (a director and the Secretary of the Company). As of December 31, 1999 the amount of principal outstanding on such loan was $800,000. The loan is payable upon demand and accrues interest at a rate of 10%. The Company believes that such interest rate is below market rate for such type of loan and therefore the Company issued to Can-Med for $10, warrants to purchase 1,000,000 shares of the Company's stock. The exercise price of each warrant is $2.50 per share. They are exercisable from February 26, 2000 to August 26, 2009. The issue of the warrants was approved by the Board of Directors.

         As a condition to obtaining the Bank Facility, the Company placed $5 million of subordinated debt. Can-Med provided $4,000,000 of the subordinated debt. The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually, subject to the subordination agreement with the banks providing the Bank Facility.

         In consideration for the subordinated lenders making the Company the subordinated loans, the Company issued to the subordinated lenders warrants to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share, the closing price of the Company's common stock on the day that the subordinated lenders entered into an agreement with the Company to provide the subordinated loans. Can-Med was issued 800,000 of such warrants. The warrants are exercisable from June 6, 2000 until December 7, 2009. In connection with such warrants, the subordinated lenders, including Can-Med, were granted certain registration rights with respect to their warrants and shares of common stock of the Company into which the warrants are convertible.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

         4.3 1999 CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference from Form S-8, filed September 22, 1999 of the Company).

         10.1 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC") (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

         10.2 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

         10.3 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

         10.4 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

         10.5 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

         10.6 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.7 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25,
1997)

         10.8 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

         10.9 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for quarter ended September 30, 1997)

         10.10 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
1997)

         10.11 Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.12 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

         10.13 Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.14 Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.15 Warrant Agreement between the Company and IRG Investor Relations Group Ltd. and Warrant Certificates (Incorporated by reference from the Company's Form S-8 dated December 8, 1998)

         10.16 Consulting Agreement between the Company and IRG Investor Relations Group Ltd. dated November 1, 1998 (Incorporated by reference from the Company's Form S-8 dated December 8, 1998)

         10.17 Warrant Agreement between the Company and Richard Genovese dated November 2, 1998 and Warrant Certificates. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.18 Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.19 Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence
J. Blum and David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.20 Employment Agreement, dated as of December 7, 1999, between Richard J. Blum and CECO Group, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.21 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.22 Employment Agreement, dated as of December 7, 1999, between Lawrence J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.23 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.24 Employment Agreement, dated as of December 7, 1999, between David
D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.25 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.26 Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd\Technic, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

             10.27 Promissory Note in the amount of $4,000,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

             10.28 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

             10.29 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.30 Warrant Agreement, dated as of December 7, 1999, among CECO Environmental Corp. and Green Diamond Oil Corp., Harvey Sandler and ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

             10.31 KDB\Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

             10.32 Consulting Agreement, dated as of June 1, 1999, between CECO Environmental Corp. and CECO Filters, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.33 Warrant Agreement dated August 26, 1999 between the Company and Can-Med Technology, Inc.

         10.34  Amendment to Credit Agreement dated March 28, 2000.

         21     Subsidiaries of the Company.

         27     Financial Data Schedule.

         (b)    Reports on Form 8-K

         The Company filed a report on Form 8-K during the fiscal quarter ended December 31, 1999. Such report was filed December 22, 1999 with respect to the Company's acquisition of Kirk & Blum and kbd/Technic on December 7, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CECO ENVIRONMENTAL CORP.

                           By:  /s/ Phillip DeZwirek
                                --------------------------
                                Phillip DeZwirek,
                                Chief Executive Officer
                                Dated:  March 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer


 /s/ Phillip DeZwirek                                March 27, 2000
---------------------------------
Phillip DeZwirek, Chairman of the
Board, Director and
Principal Executive Officer


/s/ Jason Louis DeZwirek                             March 27, 2000
---------------------------------
Jason Louis DeZwirek, Director


/s/ Josephine Grivas                                 March 27, 2000
---------------------------------
Josephine Grivas, Director


/s/ Donald Wright                                    March 27, 2000
---------------------------------
Donald Wright, Director
Principal Financial and
Accounting Officer

/s/ Marshall J. Morris                               March 27, 2000
---------------------------------
Marshall J. Morris,
Chief Financial Officer

                            CECO ENVIRONMENTAL CORP.
                            ========================


                        CONSOLIDATED FINANCIAL STATEMENTS
                        =================================


                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998
                           ==========================

                            CECO ENVIRONMENTAL CORP.
                            ========================

                                TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------













                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Independent Auditor's Report                                          F - 3

Consolidated Financial Statements:
   Balance sheet                                                      F - 4
   Operations                                                         F - 5
   Shareholders' equity                                               F - 6
   Cash flows                                                    F - 7 &  F -  8
   Notes to financial statements                                 F - 9 to F - 28

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
CECO Environmental Corp.
Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                    Certified Public Accountants




Bala Cynwyd, PA
February 24, 2000

                                             CECO ENVIRONMENTAL CORP.
                                             ========================

                                            CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------


                                                                                      DECEMBER 31,
                                                                                  1999           1998
                                                                                --------       --------
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 1,134,792       $   364,648
   Marketable securities - trading                                             2,690,919           695,944
   Accounts receivable, net                                                   17,204,539         4,068,640
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                         2,951,773           226,504
   Inventories                                                                 2,173,010           541,315
   Prepaid expenses and other current assets                                     635,423           588,300
   Deferred income taxes                                                         485,800            84,500
                                                                             -----------       -----------

            Total current assets                                              27,276,256         6,569,851

Property and equipment, net                                                   14,244,457         2,062,452
Goodwill, net                                                                  6,545,389         5,169,353
Other intangible assets, net                                                   1,225,070         1,270,780
Deferred charges and other assets                                              1,473,054           333,900
Deferred income taxes                                                            309,200            68,500
                                                                             -----------       -----------

                                                                             $51,073,426       $15,474,836
                                                                             ===========        ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Debt                                                                      $ 2,788,054       $ 1,585,149
   Accounts payable  and accrued expenses                                      9,569,882         3,104,004
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                           460,092         1,174,427
   Other current liabilities                                                     116,056           334,323
                                                                             -----------      ------------

            Total current liabilities                                         12,934,084         6,197,903

Debt, less current portion                                                    28,289,680         1,569,713
Other liabilities                                                                713,003                 -
                                                                             -----------       -----------

            Total liabilities                                                 41,936,767         7,767,616
                                                                             -----------       -----------

Minority interest                                                                 98,541           149,941
                                                                             -----------       -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                           -                 -
   Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,388,816 shares issued and outstanding                          83,888            83,888
   Capital in excess of par value                                             11,986,013        10,139,013
   Accumulated deficit                                                        (2,683,114)       (2,316,953)
                                                                             -----------       -----------
                                                                               9,386,787         7,905,948
   Less treasury stock, at cost                                                 (348,669)         (348,669)
                                                                             -----------       -----------

            Net shareholders' equity                                           9,038,118         7,557,279
                                                                             -----------       -----------

                                                                             $51,073,426       $15,474,836
                                                                             ===========       ===========



The notes to consolidated financial statements are an integral part of the above statement.

                                             CECO ENVIRONMENTAL CORP.
                                             ========================

                                       CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------



                                                                               YEAR ENDED DECEMBER 31,
                                                                                1999               1998
                                                                             -----------       -----------
Revenues:
   Net sales - products                                                      $10,050,851       $11,263,385
   Contract revenues                                                          13,810,931        10,489,908
                                                                             -----------       -----------

Total revenues                                                                23,861,782        21,753,293
                                                                             -----------       -----------

Costs and expenses:
   Cost of sales - products                                                    5,636,317         6,430,141
   Cost of revenues - contracts                                                9,838,413         7,088,304
   Selling and administrative                                                  7,216,148         5,771,434
   Depreciation and amortization                                                 729,333           581,894
                                                                             -----------       -----------

                                                                              23,420,211        19,871,773
                                                                             -----------       -----------

Income from continuing operations before
   investment income and interest expense                                        441,571         1,881,520

Investment income                                                                497,938            67,815

Interest expense                                                                 643,795           255,689
                                                                             -----------       -----------

Income from continuing operations before
   provision for income taxes and minority interest                              295,714         1,693,646

Provision for income taxes                                                       151,362           673,122
                                                                             -----------       -----------

Income from continuing operations
   before minority interest                                                      144,352         1,020,524

Minority interest                                                                 (1,112)          (75,046)
                                                                             -----------       -----------

Income from continuing operations                                                143,240           945,478

Loss from operations and disposal of discontinued division,
     net of income tax benefit and minority interest                            (509,401)         (412,552)
                                                                             -----------       -----------

Net income (loss)                                                           ($   366,161)      $   532,926
                                                                             ===========      ============

Net income (loss) per share, basic:
   Income from continuing operations                                         $       .02       $       .11
   (Loss) from discontinued operations                                              (.06)             (.05)
                                                                             -----------       -----------
            Net income (loss) per share                                     ($       .04)      $       .06
                                                                             ===========       ===========

Net income (loss) per share, diluted:
   Income from continuing operations                                         $       .01       $       .11
   (Loss) from discontinued operations                                              (.05)             (.05)
                                                                             -----------       -----------
            Net income (loss) per share                                     ($       .04)      $       .06
                                                                             ===========       ===========




The notes to consolidated financial statements are an integral part of the above statement.

                                                      CECO ENVIRONMENTAL CORP.
                                                      ========================

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------








                                                                                CAPITAL IN
                                                                  COMMON        EXCESS OF          ACCUMULATED        TREASURY
                                                     TOTAL         STOCK        PAR VALUE            DEFICIT            STOCK
                                                   ---------     ---------      ----------         -----------        ---------


Balance, December 31, 1997                        $6,742,585      $81,070       $9,860,063        ($2,849,879)        ($348,669)


Net income for the year ended
   December 31, 1998                                 532,926                                          532,926


Acquisition of 4.1% of CECO Filters, Inc.
   common stock through issuance of
   281,768 shares of common stock                    281,768        2,818          278,950
                                                  ----------      -------       ----------         ----------          --------


Balance, December 31, 1998                         7,557,279       83,888       10,139,013         (2,316,953)         (348,669)


Net loss for the year ended
   December 31, 1999                                (366,161)                                        (366,161)


Stock warrants issued to
   subordinated lender                             1,847,000                     1,847,000
                                                  ----------      -------       ----------         ----------          --------


Balance, December 31, 1999                        $9,038,118      $83,888      $11,986,013        ($2,683,114)        ($348,669)
                                                  ==========      =======      ===========         ==========          ========












The notes to consolidated financial statements are an integral part of the above statement.

                                                 CECO ENVIRONMENTAL CORP.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------



                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                       1999                 1998
                                                                                    -----------          ----------


                                                INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                                 ($   366,161)      $   532,926
   Adjustments to reconcile net income (loss) to
       net cash (used in) operating activities:
     Loss from discontinued operations                                                    509,401           412,552
     Depreciation and amortization                                                        729,333           581,894
     Deferred income taxes                                                               (148,000)          (95,627)
     Gain on sale of marketable securities, trading                                       (95,684)           (1,253)
     Changes in operating assets and liabilities,
         net of acquired businesses:
       Marketable securities                                                           (1,899,291)          (60,541)
       Accounts receivable                                                               (807,546)         (291,954)
       Inventories                                                                      1,568,999           215,470
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                               (458,274)           42,338
       Prepaid expenses and other current assets                                           90,319          (193,665)
       Deferred charges and other assets                                                 (142,319)         (333,900)
       Accounts payable and accrued expenses                                            1,532,080           684,157
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                             (1,196,709)       (1,488,246)
       Other                                                                             (275,125)         (153,281)
                                                                                     ------------       -----------

            Net cash (used in) continuing operations                                     (958,977)         (149,130)
            Net cash provided by (used in) discontinued operations                        121,768          (609,937)
                                                                                     ------------       -----------

            Net cash (used in) operating activities                                      (837,209)         (759,067)
                                                                                     ------------       -----------

Cash flows from investing activities:
   Acquisitions of property and equipment                                                (165,284)         (102,914)
   Acquisitions of intangible assets                                                     (274,560)         (357,462)
   Acquisitions of businesses, net of cash acquired                                   (25,488,445)          (94,851)
                                                                                     ------------       -----------

            Net cash (used in) continuing operations                                  (25,928,289)         (555,227)
            Net cash (used in) discontinued operations                                     (8,474)         (138,082)
                                                                                     ------------       -----------

            Net cash (used in) investing activities                                  ($25,936,763)      ($  693,309)
                                                                                     ------------       -----------



                             CONTINUED ON NEXT PAGE



The notes to consolidated financial statements are an integral part of the above statement.

                                                 CECO ENVIRONMENTAL CORP.
                                                 ========================

                                     CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
-------------------------------------------------------------------------------------------------------------------


                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                        1999             1998
                                                                                  ---------------     ----------


Cash flows from financing activities:
   Change in short-term debt                                                        ($    987,609)       $1,200,000
   Proceeds from issuance of long-term debt                                            37,499,840           230,000
   Repayments of long-term debt                                                       (11,741,283)         (460,803)
   Proceeds from borrowing against cash surrender value
     of life insurance                                                                  2,773,168                 -
                                                                                      -----------        ----------

            Net cash provided by financing activities                                  27,544,116           969,197
                                                                                       ----------        ----------

Net increase (decrease) in cash                                                           770,144          (483,179)

Cash and cash equivalents at beginning of year                                            364,648           847,827
                                                                                     ------------        ----------

Cash and cash equivalents at end of year                                             $  1,134,792        $  364,648
                                                                                     ============        ==========



                                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                                          $    304,970        $  260,567
                                                                                     ------------        ----------
   Income taxes                                                                      $    503,684        $  118,000
                                                                                     ------------        ----------










The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.
                            ========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------




1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The principal businesses of the Company's subsidiaries are to provide innovative solutions to industrial ventilation and air quality problems through dust, mist, fume control systems, particle, and chemical technologies to industrial and commercial customers, primarily in the United States.

         Principles of consolidation - The consolidated financial statements include the accounts of CECO Environmental Corp. (the "Company") and the following subsidiaries:

                                                                 % OWNED AS OF
                                                               DECEMBER 31, 1999
                                                               -----------------

         CECO Group, Inc. ("Group")                                    100%
         CECO Filters, Inc. and Subsidiaries ("CFI")                    94
         The Kirk & Blum Manufacturing Company ("K & B")               100
         kbd/Technic, Inc.                                             100

         CFI includes two wholly-owned subsidiaries:
           Air Purator Corporation
           New Busch Co., Inc. ("Busch")

         All material intercompany balances and transactions have been eliminated.

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

         Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Investments in marketable securities - The Company's investments in marketable securities comprise corporate common stock and debt securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in investment income.

         Inventories - The labor content of work-in-process and finished products and all inventories of steel of K & B are valued at the lower of cost or market using the last-in, first-out (LIFO) method. All other inventories of K & B are accounted for at the lower of cost or market. Inventories of the other subsidiaries are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. The FIFO method of inventory valuation for all classes of inventory approximated the LIFO value at December 31, 1999.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------





1.       Nature of Business and Summary of Significant Accounting Policies -
         Continued

         Property and equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the assets.

         Intangible assets - Goodwill associated with the CFI and Busch acquisitions are being amortized on a straight-line basis over 40 years, and 20 years for the K & B acquisition. The Company's policy is to continually monitor the recoverability of goodwill using a fair value approach. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years.

         Revenue recognition - Revenues from manufactured products and products purchased for resale are recognized upon shipment to customers.

         Revenue from contracts are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

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

         Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

         Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $87,168 and $158,029 in 1999 and 1998, respectively.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------






1.       Nature of Business and Summary of Significant Accounting Policies -
         Continued

         Research and development - Research and development costs are charged to expense as incurred. The amounts charged were $32,873 and $97,090 in 1999 and 1998, respectively.

         Per share data - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company considers outstanding options and warrants in computing diluted net income (loss) per share only when they are dilutive. The weighted average number of common shares was 8,250,896 in 1999 and 1998 for basic and 9,706,228 in 1999 and 8,845,626 in 1998 for diluted net income (loss) per share.

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

         Stock-based compensation - The Company has chosen to continue to use the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense in 1999 or 1998.

         Entities electing to remain with this method must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied to all awards granted in fiscal years beginning after December 15, 1994. The Company has not presented the proforma disclosures required by SFAS No. 123 since the impact on the Company's income (loss) from operations for the periods presented was de minimis.

         Recent accounting pronouncements - In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's consolidated results of operations, financial position, or cash flows.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


2.       Investment in CFI

         In 1992, the Company exchanged 1,666,666 newly issued shares of its common stock for 1,666,666 restricted shares of CFI common stock. During 1993 through 1997, the Company exchanged 3,137,962 additional shares of its common stock for 3,137,962 shares of CFI's common stock with unrelated third parties. On August 13, 1997, the Company exchanged 582,500 shares of its common stock for 1,165,000 shares of CFI's common stock with an officer of CFI. During 1998, the Company exchanged 281,768 additional shares of its common stock for 281,768 shares of CFI's common stock and acquired, for cash, 122,410 additional shares, all with unrelated third parties resulting in additional goodwill of approximately $285,000. During 1999, the Company acquired, for cash, 65,800 shares of CFI's common stock from unrelated third parties resulting in additional goodwill of approximately $34,000. As of December 31, 1999, the Company owned approximately 94% of CFI's common stock.

3.       Acquisition of Businesses

         On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd/Technic, Inc., is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil/structural, electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired was $1,653,613, based upon preliminary estimates of fair value. The 1999 consolidated statement of operations includes the operations of K & B and kbd/Technic, Inc. since December 7, 1999.

         On a pro forma basis, unaudited results of operations for the years ended December 31, 1999 and 1998 would have been as follows, if the acquisition had been made as of January 1, 1998:

                                                                                     DECEMBER 31,
                                                                                1999               1998
                                                                             --------            --------
         Total revenues                                                      $89,891,680       $92,930,482
         Income from continuing operations
             before taxes on income and minority interest                      2,889,403         5,433,639
         Net income                                                            2,180,225         4,210,348
         Net income per share:
           Basic                                                                    $.26              $.51
           Diluted                                                                  $.22              $.48

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


4.       Discontinued Operations

         During March, 1998, pursuant to an Asset Purchase Agreement, the Company acquired substantially all of the assets, and the business, of Integrated Facilities Management, Inc. ("IFM") for $150,000 in cash. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $171,000 was being amortized over 40 years. The Asset Purchase Agreement provided that, notwithstanding the actual closing date, the closing was deemed to be effective as of January 1, 1998 and the consolidated statement of operations, therefore, includes the operations of IFM since January 1, 1998.

         On March 31, 1999, the Company sold the contracts and customer list of IFM for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 were to commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007. At December 31, 1999, the note has been fully reserved.

         The following is a summary of operating activity for this discontinued division and the loss recorded in 1999 from the disposal of this division:

                                                                                       DECEMBER 31,
                                                                                  1999               1998
                                                                                ----------       -----------

         Revenues                                                                 $387,656        $4,628,329
         Cost of revenues                                                         (493,439)       (4,433,667)
         Selling and administrative                                               (422,985)         (903,305)
         Depreciation and amortization                                              (8,047)          (36,070)
         Interest expense                                                                -            (4,878)
                                                                                ----------       -----------

         Loss from operations of discontinued division                            (536,815)         (749,591)
                                                                                ----------       -----------

         Impairment of goodwill                                                   (166,932)                -
         Disposition costs                                                         (19,543)                -
                                                                                ----------       -----------

         Loss from disposal of discontinued division                              (186,475)                -
                                                                                ----------       -----------

         Income tax benefit                                                        179,900           299,800
         Minority interest                                                          33,989            37,239
                                                                                ----------       -----------

                                                                                ($ 509,401)        ($412,552)
                                                                                ==========       ===========

         The following is a summary of the balance sheet information for this discontinued division:

                                                                                       DECEMBER 31,
                                                                                  1999             1998
                                                                               -----------     --------

         Current assets                                                         $        -        $1,332,463
         Property and equipment, net                                                     -           233,740
         Other assets                                                                    -           166,932
         Current liabilities                                                      (306,513)         (992,384)
                                                                                   -------        ----------

         Net assets (liabilities) of discontinued operations                    ($ 306,513)      $   740,751
                                                                                ==========       ===========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------




5.       Financial Instruments

         Fair value of financial instruments:


                                                           1999                              1998
                                                   ---------------------            ----------------------
                                                  CARRYING        FAIR              CARRYING         FAIR
                                                   AMOUNT         VALUE               AMOUNT         VALUE
                                                  --------       -------            ---------       ------


         Financial assets:
           Cash and
             cash equivalents                $  1,134,792    $  1,134,792         $   364,648    $   364,648
           Marketable securities                2,690,919       2,690,919             695,944        695,944

         Financial liabilities:
           Debt obligations                    31,077,734      31,017,922           3,154,862      3,046,759




         The fair values of cash and cash equivalents are assumed to be equal to their reported carrying amounts. Most of the debt obligations are also assumed to be equal to their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

         Valuations for marketable securities are determined based on quoted market prices.

         The Company does not hold any financial instruments for trading purposes, other than marketable securities.

         The Company is exposed to market risk from changes in interest rates. The Company's policy is to manage interest rate cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company may enter into interest rate swaps or other hedge type arrangements, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company has entered into an interest rate swap agreement to convert variable rate debt to a fixed rate (see Note 11). Interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. Changes in the underlying market value of the remaining swap payments are recognized in income when the underlying liability being hedged is extinguished or partially extinguished to a level less than the notional amount of the interest rate swap. There were no market value losses accrued in 1999 and 1998.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


5.       Financial Instruments - Continued

         Concentrations of credit risk:

         Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the financial institutions in which its cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, the Company performs ongoing credit evaluations of its customers' financial condition.

6.       Accounts Receivable

                                                                                1999                1998
                                                                          --------------       -------------

         Trade receivables                                                   $ 3,418,326       $ 1,402,085

         Contract receivables                                                 13,911,213         2,666,555

         Allowance for doubtful accounts                                        (125,000)                -
                                                                            ------------        ----------

                                                                             $17,204,539        $4,068,640
                                                                              ==========        ==========

7.       Inventories

         Inventories consisted of the following at December 31:

                                                                                  1999              1998
                                                                                --------           ------

         Raw material                                                         $1,328,175          $380,477
         Finished goods                                                          626,033            46,742
         Parts for resale                                                        218,802           114,096
                                                                              ----------        ----------

                                                                              $2,173,010          $541,315
                                                                               =========        ==========

8.       Costs and Estimated Earnings on Uncompleted Contracts

                                                                                  1999             1998
                                                                                --------        ----------

         Costs incurred on uncompleted contracts                              $8,684,263         9,140,606
         Estimated earnings                                                    2,582,427         3,308,598
                                                                             -----------        ----------
                                                                              11,266,690        12,449,204
         Less billings to date                                                 8,775,009        13,397,127
                                                                             -----------        ----------

                                                                              $2,491,681       ($  947,923)
                                                                             ===========        ==========

         Included in the accompanying balance sheet under the following captions:

           Costs and estimated earnings in excess
             of billings on uncompleted contracts                             $2,951,773       $   226,504
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                                  (460,092)       (1,174,427)
                                                                              ----------         ---------

                                                                              $2,491,681      ($   947,923)
                                                                               =========        ==========

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------





9.       Property and Equipment

         Property and equipment consisted of the following at December 31:

                                                                                 1999              1998
                                                                             -----------        ----------

         Land                                                                $ 1,597,342        $  137,342
         Building and improvements                                             5,725,069         1,770,246
         Machinery and equipment                                               9,220,480         2,128,353
                                                                             -----------         ---------
                                                                              16,542,891         4,035,941
         Less accumulated depreciation                                         2,298,434         1,973,489
                                                                             -----------         ---------

                                                                             $14,244,457        $2,062,452
                                                                              ==========        ==========


         Depreciation expense was $316,941 and $185,241 for 1999 and 1998, respectively.



10.      Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consisted of the following at December 31:


                                                                                 1999             1998
                                                                             -----------        ----------

         Goodwill                                                            $ 7,184,069        $5,666,958
         Less accumulated amortization                                           638,680           497,605
                                                                              ----------        ----------

                                                                             $ 6,545,389        $5,169,353
                                                                             ===========        ==========


         Non-compete agreements                                              $   500,000        $  300,000
         Patents                                                               1,340,433         1,318,806
                                                                               ---------         ---------
                                                                               1,840,433         1,618,806
         Less accumulated amortization                                           615,363           348,026
                                                                             -----------        ----------

                                                                             $ 1,225,070        $1,270,780
                                                                             ===========        ==========




         Amortization expense was $412,392 and $396,653 for 1999 and 1998, respectively.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


11.      Debt

                                                                                     1999             1998
                                                                                 ------------     ------------

         Bank credit facilities                                                   $26,673,384       $        -

         Line of credit, effective interest at 8.25%, paid off in 1999                      -        1,200,000

         Pennsylvania Industrial Development Authority,
            interest at 3%, due May, 2007, collateralized by
            mortgage on land and building                                             219,263          245,636

         Bank debt obligations, interest ranging from 7.75%
           to prime plus 1/2%, paid off in 1999                                         -            1,709,226

         Subordinated debt, effective interest at 17.75%                            3,172,695            -

         Loan payable to Green Diamond Oil Corp., interest at 10%,                    800,000            -


         Other                                                                        212,392            -
                                                                                  -----------      -----------
                                                                                   31,077,734        3,154,862
         Less current portion                                                      (2,788,054)      (1,585,149)
                                                                                  -----------       ----------

                                                                                  $28,289,680       $1,569,713
                                                                                  ===========       ==========


         The Company obtained in December, 1999, a bank loan facility aggregating $33,000,000 consisting of $23,000,000 in term loans and a $10,000,000 revolving credit facility. In addition, the Company obtained $5,000,000 of subordinated debt from other lenders. The proceeds were used to finance the acquisition of K & B and kbd/Technic, Inc. (see Note 3) and refinance CFI's and K & B's existing indebtedness.

         The revolving credit loan permits borrowings of up to the lesser of 1) $10,000,000, less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, plus the net cash surrender value of life insurance, minus outstanding letters of credit. Interest is charged based on the bank's prime or the Eurodollar base rate. The amount available on the revolving credit loan was approximately $6,327,000 at December 31, 1999. The effective interest rate was 9.4% at December 31, 1999.

         The term loans consist of a $14,500,000 and $8,500,000 term facility with quarterly principal installments of $437,500 commencing February 28, 2000, increasing to $700,000 in 2002, $875,000 in 2003 and
         $1,175,000 in 2004 with the final payment due November, 2004; and quarterly principal installments of $1,375,000 commencing February, 2005 increasing to $1,500,000 in 2006 with the final payment due May, 2006, respectively. Interest is charged based on the bank's prime or the Eurodollar base rate. The effective interest rate of the bank credit facilities was 9.7% at December 31, 1999. An additional $2 million term loan obtained as part of the initial bank loan facility was paid-off prior to December 31, 1999 by the proceeds borrowed on the Company's cash surrender value of life insurance that was acquired from K & B.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



11.      Debt - Continued

         The Company obtained $4,000,000 of subordinated debt financing from Can-Med Technology, Inc. D/B/A Green Diamond Oil Corp., a company beneficially-owned by two major shareholders of the Company, and an additional $1,000,000 of subordinated debt financing with two unrelated parties. The notes accrue interest at 12% payable semi-annually subject to the subordination agreement and provide for detachable stock warrants which expire December, 2009 (see Note 12). Management of the Company has discounted the subordinated debt for the value of the warrants in the amount of $1,847,000. The discount will be amortized as a component of interest expense over the life of the subordination which coincides with the bank's term loan maturity date of May, 2006. The amortization of the discount was approximately $20,000 for the year ended December 31, 1999. The effective annualized interest rate on the subordinated debt obligations is 17.75%.

         The Company obtained $800,000 of debt financing from Green Diamond Oil Corp. to provide funds to purchase approximately 12% of Peerless Manufacturing Company's stock. The loan is payable on demand and accrues interest at a rate of 10%. The loan provides for stock warrants to purchase 1,000,000 shares of the Company's stock at an exercise price of $2.50 per share and expires August 2009.

         At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $11.5 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amounts. The interest rate swap agreement converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation. The fair value of the $11.5 million of the interest rate swap agreement outstanding at December 31, 1999 was approximately $125,000. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements since the agreement was accounted for as a hedge.

         Between March and December, 1999, the Company was party to a formal financing arrangement with a bank which provided for a $5,000,000 line of credit, a $625,000 term loan, a $787,155 mortgage note payable and a $2,000,000 acquisition line of credit. A portion of the proceeds were used to repay the previous line of credit, term loan and mortgage note payable. These debt obligations were paid off with the new bank loan facility in December 1999.

         Maturities of all long-term debt over the next five years and thereafter are estimated as follows:

                         2000                                $  2,788,054
                         2001                                   1,778,076
                         2002                                   2,828,930
                         2003                                   3,529,810
                         2004                                   8,404,100
                      Thereafter                               11,748,764


         The Company's property and equipment, accounts receivable, and inventory serve as collateral for its bank debt. The bank debt is also subject to certain financial covenants.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


12.      Shareholders' Equity

         Stock Option Plan

         CECO Environmental Corp. maintains a stock option plan for the employees of CFI. The options are generally exercisable one year from the date of grant, December 15, 1997, and expire between five and ten years of the date of grant with 20% of the options becoming exercisable each year over the following five years. There are 1,500,000 shares of CECO Environmental Corp.'s common stock that have been reserved for issuance under this plan.

         The status of the CECO Environmental Corp. stock option plan is as follows:

                                                                         1999                      1998
                                                                 --------------------     ---------------------
                                                                              WEIGHTED                 WEIGHTED
                                                                               AVERAGE                  AVERAGE
                                                                              EXERCISE                 EXERCISE
                                                                   SHARES       PRICE       SHARES       PRICE
                                                                   ------   -------------   ------   ---------

         Outstanding, beginning of year                            312,320      $4.46       312,320      $4.46
         Granted                                                     -                        -
         Forfeited                                                 (44,200)
                                                                 ---------                ---------

         Outstanding, end of year                                  268,120       4.56       312,320       4.46
                                                                 =========                =========

         Options exercisable at year end                            86,190                        -
                                                                ==========                =========

         Available for grant at end of year                      1,231,880                1,187,680
                                                                 =========                =========

         Employee Stock Purchase Plan

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of the Company's common stock, subject to certain limitations. The purchase price of each share is 85% of the lessor of its fair market value on the grant date or on the exercise date. The aggregate number of whole shares of common stock purchasable under the option shall not exceed 10% of the employee's base compensation. At December 31, 1998, 250,000 shares were available for purchase under the plan. At December 31, 1999 and 1998, there have been no shares issued under this plan.


         Warrants to Purchase Common Stock

         Former K & B Shareholders:

         In December, 1999, as part of their employment contract, warrants were granted to three of the former owners of K & B to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants become exercisable at the rate of 25% per year over the four years following December, 1999. The warrants have a term of ten years.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



12.      Shareholders' Equity - Continued

         Warrants to Purchase Common Stock - Continued

         Subordinated and Related Party Lenders:

         In December, 1999, warrants were issued to the subordinated lenders (see Note 11) to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share which was the fair market value on the date granted. The warrants are exercisable from June, 2000 until December, 2009. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of the Company's common stock into which the warrants are convertible. Management of the Company valued the detachable stock warrants at $1,847,000 and accordingly discounted the subordinated debt obligations and recorded additional capital in excess of par value at December 31, 1999.

         In August, 1999, warrants were issued to Green Diamond Oil Corp. (see
         Note 11) to purchase up to 1,000,000 shares of the Company's common stock for $2.50 per share, which was the fair market value on the date granted. The warrants are exercisable from February, 2000 until August, 2009. The value of the warrants is considered to be de minimis.

         Chief Executive Officer:

         In January, 1999 and 1998, warrants were issued to the Chief Executive Officer to purchase 500,000 and 250,000 shares of the Company's common stock at an exercise price of $3.00 and $2.75 per share, respectively. These warrants expire ten years from date of issuance. In September, 1998, warrants were issued to the Chief Executive Officer to purchase 250,000 shares of the Company's common stock. These warrants have an exercise price of $1.625 per share. The aforementioned warrants expire 10 years from date of issuance.

         Consulting Agreement:

         In November, 1998, the Company entered into a one year consulting agreement with an option to renew for an additional year with unrelated third party, to provide investor relations services to the Company. As compensation, the consultant received warrants to purchase 500,000 shares of the Company's common stock at $2 per warrant for the first 250,000 shares and $3 per warrant for the remaining 250,000 shares, with the warrants expiring November, 2000. In connection with this transaction, warrants were issued to an unrelated third party to purchase 700,000 shares of the Company's common stock at $2 per warrant for the first 450,000 shares and $3 per warrant for the remaining 250,000 shares, with warrants expiring November, 2000. The value of the warrants is considered to be de minimis.

         In addition, the Company advanced $150,000 on November 1, 1998 and an additional $150,000 on January 1, 1999 towards expenses incurred for its public relations program. The Company amortized these prepaid public relation costs in the amount of $275,000 and $25,000 in 1999 and 1998, respectively.

         Stock Options

         In June, 1998, the Company granted options to a member of the Board of Directors to purchase 10,000 shares of the Company's common stock at $2.75 per share. The options became exercisable on February 1, 1999 and extend through June 30, 2008. The value of the stock options are deemed de minimis.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



13.      Sales to Major Customers

         CFI had one customer in 1998 representing 11% of consolidated net revenues.


14.      Pension and Employee Benefits Plans

         K & B sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

         K & B also sponsors a post-retirement health care plan for office employees. Effective January 1, 1990, the plan was amended and retirees after that date are not eligible to receive benefits under the plan. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

         The following amounts relate to the Company's defined benefit pension and post-retirement health care plans for 1999 as of December 31, 1999:


                                                                                                  POST-
                                                                             PENSION            RETIREMENT
                                                                            BENEFITS             BENEFITS
                                                                            --------             --------

         Benefit obligation at December 31, 1999                            $3,743,941            ($729,547)
         Fair value of plan assets at
           December 31, 1999                                                 3,699,345                    -
                                                                             ---------            ---------

         Funded status                                                         (44,596)            (729,547)

         Unrecognized prior service costs                                       70,378                    -
         Net transition obligation                                             (37,900)                   -
         Unrecognized net actuarial loss                                        52,751                    -
                                                                            ----------            ---------

         Prepaid (accrued) benefit cost                                     $   40,633            ($729,597)
                                                                            ==========             ========

         Weighted average assumptions as of December 31, 1999:
           Discount rate                                                            7%                   7%
           Expected return on plan assets                                         8.5%                    -



         Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to increase through 2004 at 4% to 6%.

         The Company acquired K & B on December 7, 1999, including its pension and post- retirement benefit plans. No material changed in benefit obligation, plan assets and net period benefit costs were recognized from the date of acquisition of K & B (December 7, 1999) through December 31, 1999.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



14.      Pension and Employee Benefits Plans - Continued

         In connection with collective bargaining agreements, K & B participates with other companies in defined benefit pension plans. These plans cover substantially all of its contracted union employees not covered in the aforementioned plan. If K & B were to withdraw from its participation in these multi-employer plans, K & B would be required to contribute its share of the plans' unfunded benefit obligation. Management has no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying financial statements.

         Amounts charged to pension expense under the above plans including the multi-employer plans totaled approximately $107,000 for the period from the date of acquisition of K & B (December 7, 1999) through December 31, 1999.

         K & B also sponsors a profit sharing and 401(k) savings retirement plan for non-union employees. The plan covers substantially all employees who have completed one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows K & B to make discretionary contributions and provides for employee salary reductions of up to 15%. K & B provides matching contributions of 25% of the first 5% of employee contributions. Matching contributions and discretionary contributions during the period from the date of acquisition of K & B (December 7, 1999) through December 31, 1999 was approximately $31,000.

         CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. CFI matches 50% of the first 6%. Plan expense for the years ended December 31, 1999 and 1998 was approximately $72,000 and $119,000, respectively.

         CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the Plan for 1999 and 1998.

15.      Commitments

         Rent

         CFI leases certain facilities on a year-to-year basis. CFI also has future annual minimum rental commitments under noncancelable operating leases as follows:

                      2000                           $234,892
                      2001                            152,494
                      2002                             89,155

         The Company leases a facility from the President and Chief Operating Officer of Busch who is the beneficial owner of the property with an annual base rental of approximately $82,000 expiring July, 2002.

         Total rent expense under all operating leases for 1999 and 1998 was approximately $340,000 and $342,000, respectively.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------





15.      Commitments - Continued

         Non-Compete Agreement

         In connection with the acquisition of Busch, the Company entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100,000 paid at the closing date, the agreement requires annual payments of $200,000 from 1998 through 2001. The related cost is being amortized ratably over the four-year period.

         The Company has a contingent obligation to pay the former shareholder of Busch an incentive bonus based on certain targeted EBITDA (Earnings Before Interest, Income Taxes, Depreciation and Amortization) as defined in the Busch purchase agreement. The Company recorded a liability of $27,000 for the year ended December 31, 1999 and did not incur a liability in 1998 under the incentive bonus arrangement. Any amounts paid under this arrangement will be recorded as compensation.


         Employment Agreements

         In connection with the acquisition of K & B described in Note 3, Group and K & B entered into five-year employment agreements with three of the former owners of K & B. The agreements provide for agreed-upon annual salaries and a bonus, for each of the next five years, equal to 25% of the Company's net income before interest and taxes in excess of $4,000,000 less contributions made by the Company on behalf of the former owners to any profit sharing or 401(k) plan.


16.      Income Taxes

         Income taxes (benefit) consisted of the following for the year ended December 31:


                                                    1999          1998
                                                  --------      --------
         Current:
           Federal                                $127,374      $542,965
           State                                    68,088       182,747
                                                  --------      --------

                                                   195,462       725,712
                                                  --------      --------

         Deferred:
           Federal                                  (9,600)      (39,655)
           State                                   (34,500)      (12,935)
                                                  --------      --------

                                                   (44,100)      (52,590)
                                                  --------      --------

                                                  $151,362      $673,122
                                                  ========      ========

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


16.      Income Taxes - Continued

         The provision for income taxes differs from the statutory rate due to the following:

                                                                                          1999          1998
                                                                                         --------      --------

         Tax expense at statutory rate                                                   $100,542      $575,840
         Increase (decrease) in tax resulting from:
           State income tax, net of federal benefit                                        22,391       112,076
           Change in tax versus book basis of assets/net operating loss                   (48,929)      (68,663)
           Permanent differences, principally goodwill                                     59,098        53,869
           Under accrual of prior years' taxes                                             18,260             -
                                                                                         --------      --------

                                                                                         $151,362      $673,122
                                                                                         ========      ========

         Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset consisted of the following at December 31:

                                                                                           1999          1998
                                                                                         --------      --------
         Deferred tax asset:
           Accrued vacation                                                              $181,400      $      -
           Accrued salaries                                                               110,000             -
           Accrued expenses                                                               116,000             -
           Accrued warranty                                                                83,200             -
           Allowance for doubtful accounts                                                 50,000             -
           Note receivable allowance                                                       73,500             -
           Inventory capitalization and valuation                                          72,500        18,500
           Depreciation                                                                         -        20,900
           Non-compete agreement                                                          142,700        73,400
           State net operating loss carryforwards                                         208,300       120,000
           Federal net operating loss carryforwards                                        26,900        36,000
           Less valuation allowance                                                      (107,700)      (90,000)
                                                                                          -------      --------

                                                                                          956,800       178,800
                                                                                          -------      --------

         Deferred tax liability:
           Unrealized gain on marketable securities                                       108,000             -
           Goodwill                                                                        36,300       (24,600)
           Patents                                                                          9,100        (1,200)
           Depreciation                                                                     8,400             -
                                                                                         --------      --------

                                                                                          161,800       (25,800)
                                                                                         --------      --------

              Net deferred tax asset                                                     $795,000      $153,000
                                                                                         ========      ========


         The Company has federal net operating loss carryforwards of approximately $79,000 and $107,000 at December 31, 1999 and 1998, respectively, which begin to expire in 2008. The loss carryforwards have separate return loss year limitations from losses incurred prior to the acquisition of CFI. Additionally, the Company has state net operating loss carryforwards of approximately $2,800,000 and $1,333,000 at December 31, 1999 and 1998, respectively, which begin to expire in 2001.

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------




16.      Income Taxes - Continued

         Due to the uncertainty of the realization of certain tax carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of $107,700 and $90,000 at December 31, 1999 and 1998, respectively.

         The Company files a consolidated federal income tax return.



17.      Backlog of Uncompleted Contracts from Continuing Operations

                                                                        1999
                                                                   ------------

         Contracts in progress, January 1, 1999                    $  5,632,756
         New contracts, 1999                                         17,983,262
         Contract adjustments                                            95,781
                                                                   ------------
                                                                     23,711,799
         Less contract revenues recognized, 1999                    (13,810,931)
                                                                   ------------

         Balance, December 31, 1999                                $  9,900,868
                                                                   ============


                                                                      1998
                                                                   ------------

         Contracts in progress, January 1, 1998                    $  8,023,752
         New contracts, 1998                                          7,738,569
         Contract adjustments                                           360,343
                                                                   ------------
                                                                     16,122,664
         Less contract revenues recognized for 1998                 (10,489,908)
                                                                   ------------

         Balance, December 31, 1998                                $  5,632,756
                                                                   ============

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



18.      Segment and Related Information

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998.

         The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for 1998 has been restated to reflect the Company's discontinued operations. The Company evaluates performance based on operating earnings of the respective business segments.


                                                                                            ELIMINATION
                                                                                             OF INTER-
                                                                                              SEGMENT           TOTAL
                                                  SYSTEMS          MEDIA          OTHER      ACTIVITY       CONSOLIDATED
                                                  -------          -----         -------  --------------    ------------


                                                                                  1999
                                               ------------------------------------------------------------------------

Total revenues                                 $16,582,547     $7,716,934      $  48,582    ($486,281)      $23,861,782

Depreciation and amortization                      358,041        219,864        151,428                        729,333

Operating income (loss)                            274,491        359,658       (192,578)                       441,571

Other significant noncash items:
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                        2,951,773                                                    2,951,773

Total assets, net of
  inter-segment receivables                     41,865,528     14,371,892        345,957   (5,509,951)       51,073,426

Capital expenditures                                12,258        153,026                                       165,284



                                                                                  1998
                                               ------------------------------------------------------------------------

Total revenues                                 $13,033,784    $ 8,405,289      $ 455,041    ($140,821)      $21,753,293

Depreciation and amortization                      282,548        183,394        115,952                        581,894

Operating income                                   753,717      1,077,074         50,729                      1,881,520

Other significant noncash items:
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                          193,116                        33,388                        226,504

Total assets, net of
  inter-segment receivables                      4,967,269     15,342,315      1,532,610   (6,367,358)       15,474,836

Capital expenditures                                47,374         55,540                                       102,914

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------




19.      Quarterly Data (Unaudited)
         -------------------------

                                                             MARCH         JUNE            SEPTEMBER        DECEMBER
                                                             -----         ----            ---------        --------

         Year ended December 31, 1999:

         Total revenues                                    $4,772,657    $3,964,857       $3,971,696        $11,152,572
                                                            =========     =========        =========         ==========

         Income (loss) from continuing operations         $   165,283    $   77,041      ($  140,580)       $    41,496

         Income (loss) from
           discontinued operations                           (136,927)        3,200            7,489           (383,163)
                                                           ----------    ----------       ----------        -----------

         Net income (loss)                                $    28,356    $   80,241      ($  133,091)       ($  341,667)
                                                          ===========    ==========       ==========        ===========

         Net income (loss) per share, basic:
           Income (loss) from
             continuing operations                        $       .02    $      .01      ($      .02)       $       .01
           (Loss) from discontinued operations                   (.02)            -               -                (.05)
                                                          -----------    ----------       ----------     --------------

           Net income (loss) per share                    $         -    $      .01      ($      .02)      ($       .04)
                                                          ===========    ==========       ==========        ===========

         Net income (loss) per share, diluted:
           Income (loss) from
             continuing operations                        $       .02    $      .01            ($.02)       $       .01
           (Loss) from discontinued operations                   (.02)            -                -               (.04)
                                                          -----------    ----------       ----------        -----------

           Net income (loss) per share                    $         -    $      .01      ($      .02)       ($.      03)
                                                          ===========    ==========       ==========        ===========



         Year ended December 31, 1998:

         Total revenues                                   $ 5,746,732    $5,506,166       $5,676,997        $ 4,823,398
                                                          ===========    ==========       ==========        ===========

         Income from continuing operations                $   183,402    $  379,002       $  218,451        $   164,623

         (Loss) from discontinued operations                 (47,576)      (172,960)        (124,255)           (67,771)
                                                          -----------    ----------      -----------        -----------

         Net income                                       $   135,836    $  206,042       $   94,196        $    96,852
                                                           ==========    ==========     ============        ===========

         Net income (loss) per share, basic and diluted:
           Income from continuing operations              $       .02    $      .04       $      .03        $       .02
           (Loss) from discontinued operations                      -          (.02)            (.02)              (.01)
                                                          -----------    ----------       ----------        -----------

           Net income per share                           $       .02    $      .02       $      .01        $       .01
                                                          ===========    ==========       ==========        ===========