Form 10QSB
period 2000-03-31
CECO ENVIRONMENTAL CORP
filed 2000-05-15
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For Quarter Ended      MARCH 31, 2000
                       --------------

Commission file number      0-7099
                            ------


                            CECO ENVIRONMENTAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)



         NEW YORK                                           13-2566064
   -------------------                                  -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


      505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA M5G 1X3
      -------------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)


                                  416-593-6543
                                  ------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                                  X Yes       No
                                                                 ------- -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 2000     8,388,816

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2000
--------------------------------------------------------------------------------

                                      INDEX




Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheet as of
                   March 31, 2000 and December 31, 1999                        2

                   Condensed consolidated statement of operations
                   for the three-month periods ended
                   March 31, 2000 and 1999                                     3

                   Condensed consolidated statement of cash flows for the
                   three-month periods ended March 31, 2000 and 1999           4

                   Notes to condensed consolidated financial statements        6

                   Report of independent accountants                           9

         Item 2.   Management's discussion and analysis of the
                   financial condition and results of operations              10

Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K                          15


Signature                                                                     16

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                              MARCH 31,      DECEMBER 31,
                                                                                2000             1999
                                                                            -----------      -----------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                 $   922,151      $ 1,134,792
  Marketable securities - trading                                             2,428,813        2,690,919
  Accounts receivable, net                                                   14,371,751       17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         4,948,169        2,951,773
  Inventories                                                                 2,334,052        2,173,010
  Prepaid expenses and other current assets                                     496,088          635,423
  Deferred income taxes                                                         485,800          485,800
                                                                            -----------      -----------

            Total current assets                                             25,986,824       27,276,256

Property and equipment, net                                                  13,953,103       14,244,457
Goodwill, net                                                                 6,489,627        6,545,389
Other intangible assets, net                                                  1,156,484        1,225,070
Deferred charges and other assets                                             1,405,694        1,473,054
Deferred income taxes                                                           309,200          309,200
                                                                            -----------      -----------

           Total assets                                                     $49,300,932      $51,073,426
                                                                            ===========      ===========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                      $ 2,194,967      $ 2,788,054
  Accounts payable  and accrued expenses                                      7,778,316        9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,235,639          460,092
  Other current liabilities                                                     166,053          116,056
                                                                            -----------      -----------

           Total current liabilities                                         11,374,975       12,934,084

Debt, less current portion                                                   27,917,245       28,289,680
Other liabilities                                                               744,839          713,003
                                                                            -----------      -----------

           Total liabilities                                                 40,037,059       41,936,767
                                                                            -----------      -----------

Minority interest                                                                92,999           98,541
                                                                            -----------      -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                       -                -
  Common stock, $.01 par value; 100,000,000 shares
     authorized and 8,388,816 shares issued and outstanding                      83,888           83,888
  Capital in excess of par value                                             11,986,013       11,986,013
  Accumulated deficit                                                        (2,550,358)      (2,683,114)
                                                                            -----------      -----------
                                                                              9,519,543        9,386,787

  Less treasury stock, at cost                                                 (348,669)        (348,669)
                                                                            -----------      -----------

           Net shareholders' equity                                           9,170,874        9,038,118
                                                                            -----------      -----------

           Total liabilities and shareholders' equity                       $49,300,932      $51,073,426
                                                                            ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2000           1999
                                                                      -----------     ----------
Revenues:
   Contract revenues                                                  $18,514,330     $2,242,811
   Net sales - products                                                 3,704,044      2,529,846
                                                                      -----------     ----------

Total revenues                                                         22,218,374      4,772,657
                                                                      -----------     ----------

Costs and expenses:
   Cost of revenues - contracts                                        15,317,852      1,496,715
   Cost of sales - products                                             2,125,312      1,284,646
   Selling and administrative                                           3,521,661      1,493,780
   Depreciation and amortization                                          427,309        143,024
                                                                      -----------     ----------

                                                                       21,392,134      4,418,165
                                                                       ----------      ---------

Income from continuing operations before
   investment income and interest expense                                 826,240        354,492

Investment income                                                         294,186         38,179

Interest expense                                                         (876,154)       (75,498)
                                                                       -----------    -----------

Income from continuing operations before provision
   for income taxes and minority interest                                 244,272        317,173

Provision for income taxes                                                117,058        143,560
                                                                      -----------     ----------

Income from continuing operations before minority interest                127,214        173,613

Minority interest                                                           5,542         (8,330)
                                                                      -----------     ----------

Income from continuing operations                                         132,756        165,283

Loss from operations and disposal of discontinued division,
   net of income tax benefit and minority interest                              -       (136,927)
                                                                      -----------     ----------

Net income                                                            $   132,756     $   28,356
                                                                      ===========     ==========

Net income (loss) per share, basic:
   Income from continuing operations                                  $       .02     $      .02
   (Loss) from discontinued operations                                          -           (.02)
                                                                      -----------     ----------

Net income per share                                                  $       .02     $        -
                                                                      ===========     ==========

Net income (loss) per share, diluted:
   Income from continuing operations                                  $       .01     $      .02
   (Loss) from discontinued operations                                          -           (.02)
                                                                      -----------     ----------

Net income per share                                                  $       .01     $        -
                                                                      ===========     ==========

Weighted average number of common shares outstanding:
     Basic                                                              8,250,896      8,250,896
                                                                      ===========      =========

     Diluted                                                           11,093,752      9,039,987
                                                                      ===========      =========




See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2000                1999
                                                                              -----------          ----------
                                             INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                                                                 $   132,756         $    28,356
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
     Loss from discontinued operations                                                 --             136,927
     Depreciation and amortization                                                427,309             143,024
     Minority interest                                                             (5,542)              8,330
     Gain on sales of marketable securities, trading                             (178,679)            (43,868)
     Changes in operating assets and liabilities,
       net of acquired businesses:
        Marketable securities                                                     440,785            (154,343)
        Accounts receivable                                                     2,832,788             591,099
        Inventories                                                              (161,042)            (87,499)
        Cost and estimated earnings in excess of
          billings on uncompleted contracts                                    (1,996,396)           (765,681)
        Prepaid expenses and other current assets                                 139,335            (136,230)
        Deferred charges and other assets                                          67,360            (304,790)
        Accounts payable and accrued expenses                                  (1,791,566)            133,312
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                                       775,547              85,072
        Other liabilities                                                          81,833            (236,895)
                                                                              -----------         -----------

           Net cash provided by (used in) continuing operations                   764,488            (603,186)
           Net cash provided by discontinued operations                                --             195,774
                                                                              -----------         -----------

           Net cash provided by (used in) operating activities                    764,488            (407,412)
                                                                              -----------         -----------

Cash flows from investing activities:
   Acquisitions of property and equipment                                         (11,607)            (45,836)
   Acquisition of additional shares of CECO Filters, Inc.                              --             (42,015)
                                                                              -----------         -----------

           Net cash (used in) continuing operations                               (11,607)            (87,851)
           Net cash (used in) discontinued operations                                  --              (2,356)
                                                                              -----------         -----------

           Net cash (used in) investing activities                                (11,607)            (90,207)
                                                                              -----------         -----------

Cash flows from financing activities:
   Net change in short-term debt                                                 (593,087)            800,000
   Proceeds from issuance of long-term debt                                            --           1,412,155
   Repayments of long-term debt                                                  (372,435)         (1,717,389)
                                                                              -----------         -----------

           Net cash provided by (used in) financing activities                   (965,522)            494,766
                                                                              -----------         -----------


                             CONTINUED ON NEXT PAGE



See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2000            1999
                                                                                    ----------      ----------
Net (decrease) in cash                                                               ($212,641)        ($2,853)

Cash and cash equivalents at beginning of the period                                 1,134,792         364,648
                                                                                     ---------      ----------

Cash and cash equivalents at end of the period                                      $  922,151      $  361,795
                                                                                    ==========      ==========





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                       $  573,223      $   75,498
                                                                                    ----------      ----------
     Income taxes                                                                   $  214,579      $  349,960
                                                                                    ----------      ----------




See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2.      Discontinued Operations

        On March 31, 1999, the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

        The following is a summary of operating activity for this discontinued division for the three months ended March 31, 1999:




        Revenues                                                                   $ 387,656
        Cost of revenues                                                            (493,439)
        Selling and administrative                                                  (117,554)
        Depreciation and amortization                                                 (7,998)
                                                                                   ---------
        Operating loss                                                              (231,335)
        Income tax benefit                                                            97,500
        Minority interest                                                              9,390
                                                                                   ---------

        Loss from operations of discontinued division                              ($124,445)
                                                                                   =========

        The following is a summary of the loss recorded from the disposal of this division for the three months ended March 31, 1999:

        Net present value of note receivable from sale                              $174,493
        Impairment of goodwill                                                      (166,932)
        Disposition costs                                                            (20,043)
                                                                                   ---------

        Loss from disposal of discontinued division                                ($ 12,482)
                                                                                   =========

        Net liabilities of discontinued operations as of March 31, 2000 and December 31, 1999 were $306,513.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------


3.     Inventories consisted of the following:

                                             MARCH 31,      DECEMBER 31,
                                              2000             1999
                                            ----------      ------------
         Raw materials                      $1,371,428       $1,328,175
         Work in progress                       22,106                -
         Finished goods                        753,037          626,033
         Parts for resale                      187,481          218,802
                                            ----------       ----------
                                            $2,334,052       $2,173,010
                                             =========        =========


4.     Acquisition of Business

       On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd/Technic, Inc. is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired was $1,653,613, based upon preliminary estimates of fair value. On a pro forma basis, unaudited results of operations for the three months ended March 31, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:


              Total revenues                                 $25,957,800
              Net income                                         700,669
              Net income per share:
               Basic                                         $       .09
               Diluted                                       $       .08

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------



5.       Debt

                                                                        MARCH 31,               DECEMBER 31,
                                                                          2000                     1999
                                                                      ------------              ------------

        Bank credit facilities                                        $ 26,235,885              $ 26,673,384

        Pennsylvania Industrial Development Authority,
         interest at 3%, due May, 2007, collateralized by
         mortgage on land and building                                     212,638                   219,263

        Subordinated debt, actual interest at 12% (effective
         interest at 17.75% with detachable warrants)                    3,244,384                 3,172,695

        Loan payable to Green Diamond Oil Corp.,
         interest at 10%                                                   215,000                   800,000

        Other                                                              204,305                   212,392
                                                                      ------------              ------------
                                                                        30,112,212                31,077,734
        Less current portion                                            (2,194,967)               (2,788,054)
                                                                      ------------              ------------

                                                                      $ 27,917,245              $ 28,289,680
                                                                      ============              ============




6.       Segment and Related Information

         The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.


                                                                                                     ELIMINATION
                                                                                                     OF INTER-
                                                                                                      SEGMENT
                                                      SYSTEMS          MEDIA           OTHER          ACTIVITY        CONSOLIDATED
                                                    -----------     -----------       ---------      -----------      ------------
           Three months ended March 31, 2000:

             Revenues                               $21,059,066     $ 1,231,750       $        --     ($ 72,442)       $22,218,374
             Operating income (loss)                  1,218,910        (100,624)         (292,046)                         826,240


           Three months ended March 31, 1999:

              Revenues                              $ 2,781,413     $ 2,179,720       $    13,570     ($202,046)       $ 4,772,657
              Operating income                          145,323         182,850            26,319            --            354,492

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
CECO Environmental Corp. and Subsidiaries
Toronto, Ontario Canada


We have reviewed the accompanying condensed consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                    /s/ Margolis & Company P.C.
                                                    ----------------------------
                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 2, 2000

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Overview

The principal operating units of CECO Environmental Corp. (the "Company") are comprised of The Kirk & Blum Manufacturing Company, kbd/Technic, Inc., CECO Filters, Inc., Air Purator Corporation and New Busch Co., Inc. which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems, and particle and chemical control technologies.

The Company's Systems segment consists of Kirk & Blum Manufacturing Company, kbd/Technic, Inc. and New Busch Co., Inc. Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch is engaged in providing system-based solutions for industrial ventilation and air pollution control problems through its design, fabrication, supplying and installation of equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(TM) cooling system. kbd/Technic, Inc. is a specialty-engineering firm concentrating in industrial ventilation. kbd/Technic provides air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

The Company's Media segment consists of CECO Filters, Inc. ("Filters") and Air Purator Corporation. Filters manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Filters offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi Scrubbers, designed for use with heat and mass transfer operations and particulate control. Air Purator Corporation designs and manufactures high performance filter media and bags for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.


Results of Operations

The Company's consolidated statement of operations for the three-month periods ended March 31, 2000 and 1999 reflects the operations of the Company consolidated with the operations of its subsidiaries. At March 31, 2000, the Company owned approximately 94% of CECO Filters, Inc. Minority interest in the consolidated statement of operations has been separately presented in the statement of operations.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues

Consolidated total revenues for the three months ended March 31, 2000, increased $17,446,000 (365%) to $22,218,000 versus comparable 1999 total revenues of $4,773,000. This increase was primarily the combination of increased revenues from the Systems segment of $18,278,000 (principally due to the positive impact from the acquisition of Kirk & Blum and kbd/Technic) offset by decreases in the Media segment of $948,000.

Systems segment revenues reflect lower revenues from Busch in the first quarter of 2000 compared to 1999 as the result of a general decline in the metals industry. Demand at rolling mills for fume exhaust systems and Busch's proprietary JET*STAR(TM) cooling technology continued to decline in 2000.

Media segment sales reflect a decline of $948,000 which was the result of decreased sales from the Company's high performance filter media unit, Air Purator Corporation, and a decline in sales from CECO Filters, Inc. Market conditions tightened for environmental service companies like the Company's during the first quarter of 2000, as sales declined to technology-based industries such as semi-conductor and printed circuit board companies.

Gross Profit

Gross profit increased $2,784,000 to $4,775,000 for the first quarter in 2000. Gross profit as a percentage of revenues was 21.5% in the first quarter of 2000 compared with 41.7% in the prior year. The decline is attributable to increased sales by lower margin Systems segment sales and decreased sales by the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.

Expenses

Selling and administrative expenses increased from the first quarter of 1999 by $2,028,000 to $3,522,000 during the first quarter of 2000 due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses as a percentage of revenues for 2000 and 1999 were 15.9% and 31.3%, respectively. A substantial portion of these expenses, which are considered fixed, are under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, variable selling expenses are being reviewed to better align sales compensation with results. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

Depreciation and amortization increased $284,000 to $427,000 in the first quarter of 2000 primarily due to additional costs associated with the acquisition of Kirk & Blum and kbd/Technic.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Investment Income

Investment income increased $256,000 to $294,000 during the first quarter of 2000. The increase in investment income resulted from interest income, dividend income, and realized and unrealized net gains in investments. At March 31, 2000, the Company's most significant investment is 142,100 shares of Peerless Manufacturing Company common stock which is listed on the Nasdaq Stock Market(R) traded under the symbol PMFG. At March 31, 2000, the fair market value of the Company's Peerless common stock was $14 per share.


Interest Expense

Interest expense increased $801,000 to $876,000 during the first quarter of 2000 compared with $75,000 in the same period of 1999, principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt.


Income Taxes

The provision for federal and state income taxes was $117,000 in the first quarter of 2000 compared with $144,000 in the first quarter of 1999. The effective income tax rate of 47.9% in the first quarter of 2000 was higher compared with the effective income tax rate of 45.3% in 1999 due primarily to non-deductible goodwill amortization relating to the Company's investments in CECO Filters, Inc., Kirk & Blum and kbd/Technic.


Discontinued Operations

Discontinued operations reflect the closure of the Company's operations in Arizona during the first quarter of 1999. Operating losses, net of income tax benefit and minority interest from this discontinued division, amounted to $124,000 in the first three months of 1999. The loss on the disposal of the discontinued division amounted to $13,000 in the first quarter of 1999.


Net Income

Net income for the three months ended March 31, 2000 was $132,756 compared with net income of $28,356 in the same period in 1999.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



Backlog

The Company's backlog consists of purchase orders it has received from products it expects to ship within the next 12 months. The Company's backlog, as of March 31, 2000, was approximately $21,400,000, an increase of $5,800,000 over December 31, 1999. There can be no assurance that order backlog will be replicated or increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be significantly impacted by the introduction of new products, new manufacturing technologies, rapid changes in the demand for its products, decrease in the average selling price over the life of the product as competition increases, and the Company's dependence on efforts of intermediaries to sell a significant portion of its product.


Financial Condition, Liquidity and Capital Resources

At March 31, 2000, the Company had total cash and cash equivalents and marketable securities of $3,351,000 compared to $3,826,000 at December 31, 1999. Cash provided by operating activities for the three months ended March 31, 2000 was $764,000 compared with cash used of $407,000 for the comparable period in 1999. In December 1999, the Company consummated new credit facilities totaling $38 million under a senior secured syndicated banking facility of $33 million expiring in 2004 - 2006, and $5 million of subordinated debt expiring in 2006.

The Company's investment in marketable securities, which generated investment income of $294,000 in the three months ended March 31, 2000, consisted principally of its investment in Peerless Manufacturing Company and other investments with a fair market value of $2,429,000 on March 31, 2000.

Total bank and related debt as of March 31, 2000 was $30,112,000 a decrease of $966,000, due to principal payments for its bank credit facilities and Green Diamond Oil Corp. The unused credit availability at March 31, 2000 was $4,327,000 under its bank line of credit.

Investing activities consumed cash of $12,000 during the first quarter of 2000 compared with $90,000 used during the same period in 1999. Capital expenditures were $12,000 and $46,000 for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures are expected to continue to increase and are anticipated to be in the range of $500,000 to $900,000 for fiscal year 2000.

Financing activities used $966,000 during the first quarter of 2000 compared with cash provided of $495,000 during the same period of 1999. The 2000 financing activities were principal payments from borrowings under senior credit facilities and Green Diamond Oil Corp.

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

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-QSB, the Annual Report to Shareholders, Form 10-KSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-QSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            CECO ENVIRONMENTAL CORP.

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------

Part II

Item 6(b)


                         EXHIBITS AND REPORTS ON FORM 8-K



The Company filed on February 17, 2000 an amendment on Form 8-K to the Form 8-K filed on December 22, 1999. The original Form 8-K related to an acquisition by the Company that occurred on December 7, 1999. This amendment to Form 8-K contained financial statements and pro forma financial statements with respect to the acquisition.

                            CECO ENVIRONMENTAL CORP.

                                    SIGNATURE
--------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CECO ENVIRONMENTAL CORP.



                                                /s/  M. J.  Morris
                                                -------------------------------
                                                M. J. Morris
                                                V.P., Finance and Administration
                                                Chief Financial Officer




Date:  May 8, 2000