Form 10QSB
period 2000-06-30
CECO ENVIRONMENTAL CORP
filed 2000-08-11
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For Quarter Ended    JUNE 30, 2000
                  --------------------

Commission file number    0-7099
                        ----------


                            CECO ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



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


                                  416-593-6543
                                  ------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                    X    Yes            No
                                                 -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 2000  8,393,278

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2000
--------------------------------------------------------------------------------





                                      INDEX
                                      -----



Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheet as of
                   June 30, 2000 and December 31, 1999                        2

                   Condensed consolidated statement of operations
                   for the three-month and six-month periods ended
                   June 30, 2000 and 1999                                     3

                   Condensed consolidated statement of cash flows for the
                   six-month periods ended June 30, 2000 and 1999             4

                   Notes to condensed consolidated financial statements       6

                   Report of independent accountants                          9

         Item 2.   Management's discussion and analysis of the
                   financial condition and results of operations             10


Signature                                                                    15

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                           JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $     251,686       $  1,134,792
  Marketable securities - trading                                           2,937,662          2,690,919
  Accounts receivable, net                                                 14,458,673         17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                       6,743,161          2,951,773
  Inventories                                                               2,405,270          2,173,010
  Prepaid expenses and other current assets                                   829,566            635,423
  Deferred income taxes                                                       485,800            485,800
                                                                        -------------       ------------

           Total current assets                                            28,111,818         27,276,256

Property and equipment, net                                                13,705,574         14,244,457
Goodwill, net                                                               6,179,453          6,545,389
Other intangible assets, net                                                1,090,545          1,225,070
Deferred charges and other assets                                           1,337,004          1,473,054
Deferred income taxes                                                         309,200            309,200
                                                                        -------------       ------------

           Total assets                                                   $50,733,594        $51,073,426
                                                                          ===========       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                  $   2,268,845       $  2,788,054
  Accounts payable  and accrued expenses                                    8,832,765          9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         967,683            460,092
  Other current liabilities                                                   110,366            116,056
                                                                        -------------       ------------

           Total current liabilities                                       12,179,659         12,934,084

Debt, less current portion                                                 28,644,759         28,289,680
Other liabilities                                                             777,839            713,003
                                                                        -------------       ------------

           Total liabilities                                               41,602,257         41,936,767
                                                                        -------------       ------------

Minority interest                                                              75,808             98,541
                                                                        -------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                -                  -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,393,278 and 8,388,816 shares
     issued and outstanding in 2000 and 1999                                   83,933             83,888
  Capital in excess of par value                                           11,995,472         11,986,013
  Accumulated deficit                                                      (2,675,207)        (2,683,114)
                                                                        -------------       ------------
                                                                            9,404,198          9,386,787

  Less treasury stock, at cost                                               (348,669)          (348,669)
                                                                        -------------       ------------

           Net shareholders' equity                                         9,055,529          9,038,118
                                                                        -------------       ------------

           Total liabilities and shareholders' equity                   $  50,733,594       $ 51,073,426
                                                                        =============       ============


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                    2000            1999                2000           1999
                                                    ----            ----                ----           ----
Revenues:
   Contract revenues                             $20,033,423     $1,900,468         $38,547,753     $4,143,279
   Net sales - products                            3,998,682      2,064,389           7,702,726      4,594,235
                                                 -----------    -----------         -----------      ---------

           Total revenues                         24,032,105      3,964,857          46,250,479      8,737,514
                                                  ----------      ---------          ----------      ---------

Costs and expenses:
   Cost of revenues - contracts                   17,145,919      1,038,578          32,463,771      2,535,293
   Cost of sales - products                        2,303,808      1,065,081           4,429,120      2,349,727
   Selling and administrative                      3,839,894      1,651,638           7,361,555      3,145,418
   Depreciation and amortization                     490,144        155,664             917,453        298,688
                                                ------------     ----------        ------------     ----------
                                                  23,779,765      3,910,961          45,171,899      8,329,126
                                                  ----------      ---------        ------------   ------------

Income from continuing operations
   before investment income and
   interest expense                                  252,340         53,896           1,078,580        408,388

Investment income                                    448,558        120,289             742,744        158,468

Interest expense                                    (970,086)       (64,013)         (1,846,240)      (139,511)
                                                  -----------   ------------       -------------    -----------

Income (loss) from continuing operations
   before provision (credit) for income taxes
   and minority interest                            (269,188)       110,172             (24,916)       427,345

Provision (credit) for income taxes                 (127,148)        35,840             (10,090)       179,400
                                                -------------  ------------      ---------------  ------------

Income (loss) from continuing operations
   before minority interest                         (142,040)        74,332             (14,826)       247,945

Minority interest                                     17,191          2,709              22,733         (5,621)
                                                ------------  -------------      --------------   -------------

Income (loss) from continuing operations            (124,849)        77,041               7,907        242,324

Discontinued operations:
   Profit (loss) from operations
    of discontinued division, net of
    income tax benefit and minority interest              -           3,200                   -       (121,245)
   Loss from disposal of discontinued division            -              -                    -        (12,482)
                                                ------------  -------------      --------------   -------------
                                                          -           3,200                   -       (133,727)
                                                ------------  -------------      --------------   -------------

Net income (loss)                               ($   124,849)  $     80,241      $        7,907     $  108,597
                                                ============  =============      ==============   =============


Net income (loss) per share, basic:
   Income from continuing operations            ($      .02)   $       .01       $          .00     $      .03
   (Loss) from discontinued operations                   -              -                    -     (       .02)
                                                ------------  -------------      --------------   -------------

   Net income (loss) per share                  ($      .02)   $       .01       $          .00     $      .01

Net income (loss) per share, diluted:
   Income (loss) from continuing operations     ($      .01)   $       .01       $          .00     $      .02
   (Loss) from discontinued operations                   -              -                    -     (       .01)
                                                ------------  -------------      --------------   -------------

   Net income (loss) per share                  ($      .01)   $       .01       $          .00     $       .01
                                                ============   ============      ==============      ==========

Weighted average number of common shares
 outstanding:
   Basic                                           8,250,945      8,250,896           8,250,921       8,250,896
                                                ============   ============         ===========      ==========
   Diluted                                         8,867,278      9,414,640           9,003,631       9,445,495
                                                ============   ============         ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         2000                 1999
                                                                       ---------             --------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                          $   7,907           $  108,597
   Adjustments to reconcile net income to net cash
       (used in) operating activities:
     Loss from discontinued operations                                       -                133,727
     Depreciation and amortization                                       917,453              298,688
     Minority interest                                                (   22,733)               5,621
     Gain on sales of marketable securities, trading                  (  622,199)                  -
     Changes in operating assets and liabilities,
        net of acquired businesses:
          Marketable securities                                          375,456           (  366,170)
          Accounts receivable                                          2,745,866              575,058
          Inventories                                                 (  232,260)          (  297,671)
          Cost and estimated earnings in excess of
             billings on uncompleted contracts                        (3,791,388)          (  144,471)
          Prepaid expenses and other current assets                   (  194,143)          (  151,049)
          Deferred charges and other assets                               86,348           (  235,378)
          Accounts payable and accrued expenses                       (  687,117)          (  143,708)
          Billings in excess of costs and estimated
             earnings on uncompleted contracts                           507,591           (  301,052)
          Other                                                          152,524           (    8,700)
                                                                       ---------             --------

Net cash (used in) continuing operations                              (  756,695)          (  526,508)
Net cash provided by discontinued operations                                  -                35,896
                                                                       ---------             --------

Net cash (used in) operating activities                               (  756,695)          (  490,612)
                                                                       ---------             --------

Cash flows from investing activities:
   Acquisitions of property and equipment                             (   81,957)           ( 113,071)
   Purchase price adjustment -
     The Kirk & Blum Manufacturing Company and
     kbd/Technic, Inc.                                                   253,550                   -
   Acquisition of additional shares of CECO Filters, Inc.                     -             (  55,459)
                                                                       ---------             --------
   Net cash provided by (used in) continuing operations                  171,593            ( 168,530)
   Net cash (used in) discontinued operations                                 -             (   1,856)
                                                                       ---------             --------

Net cash provided by (used in) investing activities                      171,593            ( 170,386)
                                                                       ---------             --------

Cash flows from financing activities:
   Net change in short-term debt                                      (  519,208)             900,000
   Proceeds from issuance of stock                                         9,504                   -
   Net increase (decrease) in long-term debt                             211,700            ( 400,068)
                                                                       ---------             --------

Net cash provided by (used in) financing activities                   (  298,004)             499,932
                                                                       ---------             --------

                             CONTINUED ON NEXT PAGE


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       2000                1999
                                                                                   ------------         ----------

Net (decrease) in cash                                                            ($   883,106)       ($   161,066)

Cash and cash equivalents at beginning of the period                                 1,134,792             364,648
                                                                                   -----------         -----------

Cash and cash equivalents at end of the period                                     $   251,686         $   203,582
                                                                                   ===========         ===========





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                     $  1,564,446        $    139,511
                                                                                  ------------        ------------
     Income taxes                                                                 $    261,100        $    485,960
                                                                                  ------------        ------------





See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.       Discontinued Operations
         -----------------------

         On March 31, 1999 the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

         The following is a summary of operating activity for this discontinued division for the six months ended June 30, 1999:

              Revenues                                                                    $ 387,656
              Cost of revenues                                                           (  493,439)
              Selling and administrative                                                 (  128,651)
              Depreciation and amortization                                              (    7,998)
                                                                                          ---------
              Operating loss                                                             (  242,432)
              Income tax benefit                                                            112,200
              Minority interest                                                               8,987
                                                                                          ---------

              Loss from operations of discontinued division                               ($121,245)
                                                                                           ========


         The following is a summary of the loss recorded from the disposal of this division for the six months ended June 30, 1999:

              Net present value of note receivable from sale                              $ 174,493
              Impairment of goodwill                                                     (  166,932)
              Disposition costs                                                          (   20,043)
                                                                                           --------

              Loss from disposal of discontinued division                                 ($ 12,482)
                                                                                           ========


         Net liabilities of discontinued operations as of June 30, 2000 and December 31, 1999 were $306,513.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------




3.       Inventories consisted of the following:

                                                JUNE 30,          DECEMBER 31,
                                                  2000                1999
                                              ----------          ----------
           Raw materials                      $1,319,939          $1,328,175
           Finished goods                        905,450             626,033
           Parts for resale                      179,881             218,802
                                              ----------          ----------

                                              $2,405,270          $2,173,010
                                              ===========         ==========


4.       Acquisition of Business
         -----------------------

         On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd/Technic, Inc. is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired was $1,400,063, based upon preliminary estimates of fair value. On a pro forma basis, unaudited results of operations for the six-month period ended June 30, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:

                                                    SIX MONTHS ENDED
                                                      JUNE 30, 1999
                                                    ----------------

         Total revenues                                $ 46,411,804
         Net income (loss)                            (     359,364)
         Net income (loss) per share:
           Basic                                      ($        .04)
           Diluted                                    ($        .04)

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------




5.       Segments and Related Information
         --------------------------------

         The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.

                                                                                            ELIMINATION
                                                                                             OF INTER-
                                                                                              SEGMENT
                                       SYSTEMS          MEDIA               OTHER             ACTIVITY           CONSOLIDATED
                                       -------      ------------           -------            --------           ------------
          Six months ended
           June 30, 2000:
          ----------------

          Revenues                  $43,868,282       $2,840,051        $      -            ($457,854)            $46,250,479
          Operating income (loss)     2,310,974      (   470,174)      (  762,220)                 -                1,078,580


          Six months ended
           June 30, 1999:
          ----------------

          Revenues                  $ 5,126,189       $3,816,594        $   23,537          ($228,806)             $8,737,514
          Operating income              284,188           69,832            54,368                 -                  408,388


6.       Subsequent Event
         ----------------

         During July 2000, the Company repurchased 566,000 shares of common stock at a total cost of $1,203,000 from the former president of CECO Filters, Inc. and his family in connection with his resignation that was effective June 30, 2000. The Company funded this purchase with the proceeds from the sale of marketable securities. The Company will hold shares acquired as treasury shares.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
CECO Environmental Corp. and Subsidiaries
Toronto, Ontario Canada


We have reviewed the accompanying condensed consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



                                        /s/ Margolis & Company P.C.
                                        Certified Public Accountants


Bala Cynwyd, Pennsylvania
July 27, 2000

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------



Overview
--------

The principal operating units of CECO Environmental Corp. (The "Company") are The Kirk & Blum Manufacturing Company, kbd/Technic, Inc., CECO Filters, Inc., Air Purator Corporation and New Busch Co., Inc. which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems, and particle and chemical control technologies.

The Company's Systems segment consists of The Kirk & Blum Manufacturing Company, kbd/Technic, Inc. and New Busch Co., Inc. Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems, which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch is engaged in providing system-based solutions for industrial ventilation and air pollution control problems through its design, fabrication, supplying and installation of equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(TM) cooling system. kbd/Technic, Inc. is a specialty-engineering firm concentrating in industrial ventilation. kbd/Technic provides air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

The Company's Media segment consists of CECO Filters, Inc. ("Filters") and Air Purator Corporation. Filters manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Filters offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi Scrubbers, designed for use with heat and mass transfer operations and particulate control. Air Purator Corporation designs and manufactures high performance filter media for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.


Results of Operations
---------------------

The Company's consolidated statement of operations for the three-month and six month periods ended June 30, 2000 and 1999 reflects the operations of the Company consolidated with the operations of its subsidiaries. At June 30, 2000, the Company owned approximately 94% of CECO Filters, Inc. Minority interest in the consolidated statement of operations has been separately presented in the statement of operations.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues
--------

Consolidated net revenues increased 506% for the second quarter of 2000 to $24.0 million, up $20.1 million over the second quarter of 1999. For the first six months, consolidated net revenues of $46.3 million were $37.5 million or 429% higher than the same period in 1999. The increases in both the second quarter and first half of 2000 were due to the combination of increased revenues from the Systems segment (principally due to the positive impact from the acquisition of Kirk & Blum and kbd/Technic in December 1999) offset by decreases in the Media segment.

Systems segment revenues increased by $20.5 million and $38.7 million in the second quarter and first half of 2000 compared to the same periods in 1999. The primary factors contributing to this increase was the inclusion of Kirk & Blum and kbd/Technic offset by lower revenue generated from Busch. The Company's newly acquired Kirk & Blum operating unit is generating increased revenues over 1999 levels. Demand at rolling mills for fume exhaust systems and demand for Busch's proprietary JET*STAR(TM) cooling technology continued to decline into the second quarter of 2000.

Media segment sales reflect declines of $29,000 and $977,000 in the second quarter and first half of 2000 compared with the same periods in 1999. Decreased sales from the Company's high performance filter media unit, Air Purator Corporation, and a decline in sales from Filters were the principal reasons. Market conditions tightened for environmental service companies like the Company's during the first half of 2000, as sales declined to technology-based industries such as semi-conductor and printed circuit board companies.


Gross Profit
------------

Gross profit increased by $2,721,000 and $5,505,000 to $4,582,000 and $9,358,000
for the second quarter and first half of 2000, respectively, compared with the same periods in 1999. Gross profit as a percentage of revenues was 19.1% and 20.2% in the second quarter and first half of 2000 compared with 46.9% and 44.1% in same periods for the prior year. The declines are attributable to increased sales by the lower margin Systems segment sales and decreased sales by the higher margin Media segment. Overall, margins as a percentage of revenues will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.


Expenses
--------

Selling and administrative expenses increased from the second quarter and first half of 1999 by $2,188,000 and $4,216,000 to $3,840,000 and $7,362,000 during the second quarter and first half of 2000 primarily due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses as a percentage of revenues for the second quarter and first half of 2000 were 16.0% and 15.9%, respectively. A substantial portion of these expenses, which are considered fixed, have been under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, selling expenses are continuing to be reviewed to better align performance with compensation. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION

                                   (unaudited)
--------------------------------------------------------------------------------


Depreciation and amortization increased $334,000 and $619,000 to $490,000 and $917,000 in the second quarter and first half of 2000 primarily due to additional costs associated with the acquisition of Kirk & Blum and kbd/Technic.


Investment Income
-----------------

Investment income increased by $328,000 and $584,000 to $449,000 and $743,000 during the second quarter and first half of 2000. The increase in investment income resulted from interest income, dividend income, and realized gains and unrealized appreciation in investments. At June 30, 2000, the Company's most significant investment is 103,500 shares of Peerless Manufacturing Company common stock which is listed on the Nasdaq Stock Market(R) traded under the symbol PMFG. At June 30, 2000, the fair market value of the Company's Peerless common stock was $16.875 per share.


Interest Expense
----------------

Interest expense increased by $906,000 and $1,707,000 to $970,000 and $1,846,000
during the second quarter and first half of 2000 compared with the same periods in 1999, principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt.


Income Taxes
------------

Federal and state income tax credits were $127,000 and $10,000 in the second quarter and first half of 2000. The effective income tax rates were 47.2% and 40.5% during the second quarter and first half of 2000. The Company' effective tax rate during 2000 will be impacted by increased amounts of non-deductible goodwill amortization relating to investments in CECO Filters, Inc., Kirk & Blum and kbd/Technic.


Discontinued Operations
-----------------------

Discontinued operations reflect the closure of the Company's operations in Arizona during the first quarter of 1999. Operating losses and disposal costs, net of income tax benefit and minority interest from this discontinued division, amounted to $3,200 (income) and $134,000 (loss) in the second quarter and first half of 1999.


Net Income
-----------

Net income (loss) for the three and six months ended June 30, 2000 was ($124,849) and $7,907 compared with net income of $80,241 and $108,597 in the same periods in 1999.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Backlog
-------

The Company's backlog consists of purchase orders it has received for products and services it expects to deliver within the next 12 months. The Company's backlog, as of June 30, 2000, was approximately $22.7 million, an increase of $7.1 million over December 31, 1999. The Systems segment generated approximately 90% of the backlog. There can be no assurance that backlog will be replicated or increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 2000, the Company had total cash and cash equivalents and marketable securities of $3,189,000 compared to $3,826,000 at December 31, 1999. Cash used by operating activities for the six months ended June 30, 2000 was $757,000 compared with cash used of $491,000 for the comparable period in 1999. In December 1999, the Company consummated new credit facilities totaling $38 million under a senior secured syndicated banking facility of $33 million expiring in 2004 - 2006, and $5 million of subordinated debt expiring in 2006.

The Company's investment in marketable securities, which generated investment income of $743,000 in the six months ended June 30, 2000, consisted principally of its investment in Peerless Manufacturing Company and other investments with a fair market value of $2,938,000 on June 30, 2000.

Total bank and related debt as of June 30, 2000 was $30,914,000, a decrease of $308,000, due to principal payments against bank credit facilities and Green Diamond Oil Corp. The unused credit availability at June 30, 2000 was $6,100,000 under the Company's bank line of credit.

Investing activities provided cash of $172,000 during the first half of 2000 compared with cash used of $170,000 used during the same period in 1999. During the second quarter of 2000, the Company received $254,000 as a post-closing price adjustment related to its acquisition of Kirk & Blum and kbd/Technic in December 1999. Capital expenditures were $82,000 and $113,000 for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures are expected to increase and are anticipated to be in the range of $500,000 to $900,000 for fiscal year 2000.

Financing activities used $298,000 during the first half of 2000 compared with cash provided of $500,000 during the same period of 1999. Current year financing activities were principal payments from borrowings under senior credit facilities and Green Diamond Oil Corp offset by short-term borrowings and common stock issued under the Company's Employee Stock Purchase Plan.

During July 2000, the Company repurchased 566,000 shares of common stock at a total cost of $1,203,000 from the former president of CECO Filters, Inc. and his family in connection with his resignation that was effective June 30, 2000. The Company funded this purchase with the proceeds from the sale of marketable securities. The Company will hold shares acquired as treasury shares.

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

Forward-Looking Statements
--------------------------

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



                                     CECO ENVIRONMENTAL CORP.


                                     /s/ M. J. Morris
                                     --------------------------------
                                     M. J. Morris
                                     V.P., Finance and Administration
                                     Chief Financial Officer




Date:  August 11, 2000