Form 10QSB
period 2000-09-30
CECO ENVIRONMENTAL CORP
filed 2000-11-14
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934


For Quarter Ended      SEPTEMBER 30, 2000
                  ------------------------------

Commission file number      0-7099
                        ----------


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


                                 NOT APPLICABLE
      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                X    Yes            No
                                              -------        -------

State the number of shares outstanding of each of the issuer's classes of common stock as of latest practicable date.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at November 8, 2000  7,885,872

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2000






                                      INDEX
                                      -----


Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheets as of
                   September 30, 2000 and December 31, 1999                    2

                   Condensed consolidated statements of operations
                   for the three-month and nine-month periods ended
                   September 30, 2000 and 1999                                 3

                   Condensed consolidated statements of cash flows for the
                   nine-month periods ended September 30, 2000 and 1999        4

                   Notes to condensed consolidated financial statements        6

         Item 2.   Management's discussion and analysis of
                   financial condition and results of operations               9


Part II - Other Information

         Item 6.   Exhibits and Reports on Form 8-K                           14


Signature                                                                     15

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                               2000              1999
                                                                           ------------       ------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                $  1,320,558       $  1,134,792
  Marketable securities - trading                                             1,316,257          2,690,919
  Accounts receivable, net                                                   16,319,962         17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         5,705,286          2,951,773
  Inventories                                                                 2,280,697          2,173,010
  Prepaid expenses and other current assets                                     949,109            635,423
  Deferred income taxes                                                         485,800            485,800
                                                                           ------------       ------------

           Total current assets                                              28,377,669         27,276,256

Property and equipment, net                                                  13,763,920         14,244,457
Goodwill, net                                                                 6,152,690          6,545,389
Other intangible assets, net                                                  1,230,518          1,225,070
Deferred charges and other assets                                             1,093,157          1,473,054
Deferred income taxes                                                           309,200            309,200
                                                                           ------------       ------------

           Total assets                                                    $ 50,927,154       $ 51,073,426
                                                                           ============       ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                     $  1,775,662       $  2,788,054
  Accounts payable  and accrued expenses                                      9,167,405          9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,765,369            460,092
  Other current liabilities                                                      22,762            116,056
                                                                           ------------       ------------

           Total current liabilities                                         12,731,198         12,934,084

Debt, less current portion                                                   29,773,012         28,289,680
Other liabilities                                                               799,841            713,003
                                                                           ------------       ------------

           Total liabilities                                                 43,304,051         41,936,767
                                                                           ------------       ------------

Minority interest                                                                51,589             98,541
                                                                           ------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                       -                  -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,627,853 and 8,388,816 shares issued
     in 2000 and 1999                                                            86,279             83,888
  Capital in excess of par value                                             11,993,126         11,986,013
  Accumulated deficit                                                        (2,842,771)        (2,683,114)
                                                                           ------------       ------------
                                                                              9,236,634          9,386,787

  Less treasury stock, at cost, 753,920 and 137,920 shares, respectively     (1,665,120)          (348,669)
                                                                           ------------       ------------

           Net shareholders' equity                                           7,571,514          9,038,118
                                                                           ------------       ------------

           Total liabilities and shareholders' equity                      $ 50,927,154       $ 51,073,426
                                                                           ============       ============

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                  2000             1999                2000            1999
                                                 ------           ------              ------          ------
Revenues:
   Contract revenues                          $  25,191,495    $  2,125,528       $  63,739,248    $ 6,268,807
   Net sales - products                           3,445,304       1,846,168          11,148,030      6,440,403
                                              -------------    ------------       -------------    -----------

       Total revenues                            28,636,799       3,971,696          74,887,278     12,709,210
                                              -------------    ------------       -------------    -----------
Costs and expenses:
   Cost of contract revenues, exclusive of
     depreciation shown separately below         21,516,169       1,481,754          53,979,940      4,017,047
   Cost of sales - products, exclusive of
     depreciation shown separately below          2,652,672       1,100,469           7,081,792      3,450,196
   Selling and administrative                     3,472,583       1,374,733          10,834,138      4,520,151
   Depreciation and amortization                    486,536         155,044           1,403,989        453,732
                                              -------------    ------------       -------------    -----------
                                                 28,127,960       4,112,000          73,299,859     12,441,126
                                              -------------    ------------       -------------    -----------
Income (loss) from continuing operations
   before investment income and
   interest expense                                 508,839   (     140,304)          1,587,419        268,084

Investment income (loss)                            178,565   (      91,815)            921,309         66,653

Interest expense                              (     987,921)  (      51,768)      (   2,834,161)   (   191,279)
                                              -------------    ------------       -------------    -----------
Income (loss) from continuing operations
   before provision (credit) for income taxes
   and minority interest                      (     300,517)   (    283,887)      (     325,433)       143,458

Provision (credit) for income taxes           (     108,734)   (    133,400)      (     118,824)        46,000
                                              -------------    ------------       -------------    -----------
Income (loss) from continuing operations
   before minority interest                   (     191,783)   (    150,487)      (     206,609)        97,458

Minority interest                                    24,219           9,907              46,952          4,286
                                              -------------    ------------       -------------    -----------

Income (loss) from continuing operations      (     167,564)   (    140,580)      (     159,657)       101,744
                                              -------------    ------------       -------------    -----------
Discontinued operations:
   Profit (loss) from operations
    of discontinued division, net of
    income taxes and minority interest                -               7,489             -          (   113,756)

   Loss from disposal of discontinued
    division                                          -               -                 -          (    12,482)
                                              -------------    ------------       -------------    -----------
                                                      -               7,489             -          (   126,238)
                                              -------------    ------------       -------------    -----------

Net loss                                      ($    167,564)   ($   133,091)      ($    159,657)   ($   24,494)
                                              =============    ============       =============    ===========
Net income (loss) per share, basic:
   Income (loss) from continuing operations   ($        .02)   ($       .02)      ($        .02)    $      .01
   (Loss) from discontinued operations                -               -                 -          (       .01)
                                              -------------    ------------       -------------    -----------

   Net loss per share                         ($        .02)   ($       .02)      ($        .02)   ($      .00)
                                              =============    ============       =============    ===========
Net income (loss) per share, diluted:
   Income (loss) from continuing operations   ($        .02)   ($       .02)      ($        .02)    $      .01
   (Loss) from discontinued operations                -              -                  -          (       .01)
                                              -------------    ------------       -------------    -----------

   Net loss per share                         ($        .02)   ($       .02)      ($        .02)   ($      .00)
                                              =============    ============       =============    ===========
Weighted average number of common shares
   outstanding:
   Basic                                          7,930,008       8,485,471           8,298,981      8,485,471
                                              =============    ============       =============    ===========
   Diluted                                        7,930,008       8,485,471           8,298,981      8,485,471
                                              =============    ============       =============    ===========

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           NINE-MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        2000                 1999
                                                                       ------               ------
                                    INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                        ($  159,657)        ($   24,494)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Loss from discontinued operations                                 -                   126,238
     Depreciation and amortization                                   1,403,989             453,732
     Minority interest                                             (    46,952)        (     4,286)
     Gain on sales of marketable securities, trading               (   789,108)              -
     Changes in operating assets and liabilities,
         net of acquired businesses:
       Marketable securities                                         2,163,770         ( 1,757,449)
       Accounts receivable                                           1,075,377              64,104
       Inventories                                                 (   107,687)        (   377,783)
       Cost and estimated earnings in excess of
         billings on uncompleted contracts                         ( 2,753,513)        (    35,763)
       Prepaid expenses and other current assets                   (   313,686)        (    76,399)
       Deferred charges and other assets                                86,348         (   348,849)
       Accounts payable and accrued expenses                       (   352,477)            296,285
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                           1,305,277         (   320,428)
       Other                                                           159,403         (   266,150)
                                                                   -----------         -----------

Net cash provided by (used in) continuing operations                 1,671,084         ( 2,271,242)
Net cash used in discontinued operations                               -               (     9,289)
                                                                   -----------         -----------

Net cash provided by (used in) operating activities                  1,671,084         ( 2,280,531)
                                                                   -----------         -----------

Cash flows from investing activities:
   Acquisitions of property and equipment and intangible assets    (   687,006)        (   340,621)
   Cash received from purchase price adjustment                        253,550               -
   Acquisition of additional shares of CECO Filters, Inc.              -               (    55,459)
                                                                   -----------         -----------
Net cash used in continuing operations                             (   433,456)        (   396,080)
Net cash used in discontinued operations                               -               (     1,856)
                                                                   -----------         -----------

Net cash used in investing activities                              (   433,456)        (   397,936)
                                                                   -----------         -----------

Cash flows from financing activities:
   Net change in short-term debt                                   ( 1,012,391)          2,725,000
   Proceeds from issuance of stock                                       9,504               -
   Purchases of treasury stock                                     ( 1,316,451)              -
   Net increase (decrease) in long-term debt                         1,267,476         (   340,504)
                                                                   -----------         -----------

Net cash provided by (used in) financing activities                ( 1,051,862)          2,384,496
                                                                   -----------         -----------

                             CONTINUED ON NEXT PAGE

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)



                                                                                         NINE-MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       2000                1999
                                                                                   ------------         ----------
Net increase (decrease) in cash                                                         185,766       (    293,971)

Cash and cash equivalents at beginning of the period                                  1,134,792            364,648
                                                                                   ------------       ------------

Cash and cash equivalents at end of the period                                     $  1,320,558       $     70,677
                                                                                   ============       ============


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:

     Interest                                                                      $  2,413,680       $    191,279
                                                                                   ------------       ------------
     Income taxes                                                                  $    285,600       $    527,758
                                                                                   ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.       Discontinued Operations

         On March 31, 1999, the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

         The following is a summary of operating activity for this discontinued division for the nine-months ended September 30, 1999:

              Revenues                                                                                $387,656
              Cost of revenues, exclusive of depreciation shown separately below                     ( 493,439)
              Selling and administrative                                                             ( 114,224)
              Depreciation and amortization                                                          (   7,998)
                                                                                                     ---------
              Operating loss                                                                         ( 228,005)
              Income tax benefit                                                                       105,800
              Minority interest                                                                          8,449
                                                                                                     ---------

              Loss from operations of discontinued division                                          ($113,756)
                                                                                                     =========

         The following is a summary of the loss recorded from the disposal of this division for the nine-months ended September 30, 1999:

              Net present value of note receivable from sale                                          $174,493
              Impairment of goodwill                                                                 ( 166,932)
              Disposition costs                                                                      (  20,043)
                                                                                                     ---------

              Loss from disposal of discontinued division                                            ($ 12,482)
                                                                                                     =========

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)


        3.      Inventories consisted of the following:

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2000              1999
                                              -------------     ------------

                Raw materials                  $1,398,598        $1,328,175
                Finished goods                    729,795           626,033
                Parts for resale                  152,304           218,802
                                               ----------        ----------

                                               $2,280,697        $2,173,010
                                               ==========        ==========

        4.      Acquisition of Business

                On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd Technic, Inc. is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired was $1,427,884, based upon estimates of fair value. During the second quarter of 2000, the Company received $253,550 as a post-closing price adjustment related to this acquisition. On a pro forma basis, unaudited results of operations for the three-month and nine-month periods ended September 30, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:

                                            THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                            SEPTEMBER 30, 1999     SEPTEMBER 30, 1999
                                            ------------------     ------------------
                 Total revenues               $16,399,279           $  62,811,083
                 Net income                       537,831                 178,467
                 Net income per share:
                   Basic                      $       .06           $         .02
                   Diluted                    $       .06           $         .02

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)


5.       Segments and Related Information

         The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.

                                                                                       ELIMINATION
                                                                                        OF INTER-
                                                                                         SEGMENT
                                 SYSTEMS          MEDIA               OTHER             ACTIVITY             CONSOLIDATED
                                 -------      ------------           -------            --------             ------------
  Three-months ended
    September 30, 2000:

  Revenues                    $27,324,977        $1,506,081        $      -            ($ 194,259)            $28,636,799
  Operating income (loss)       1,277,226        (  446,286)       (  322,101)                -                   508,839



  Three-months ended
    September 30, 1999:

  Revenues                    $ 2,503,109        $1,577,359        $   12,513          ($ 121,285)            $ 3,971,696
  Operating income (loss)     (   111,525)       (  110,342)           81,563                 -               (   140,304)


  Nine-months ended
    September 30, 2000:

  Revenues                    $71,193,259        $4,346,132        $       -           ($ 652,113)            $74,887,278
  Operating income (loss)       3,588,200        (  916,460)       (1,084,321)                -                 1,587,419


  Nine-months ended
    September 30, 1999:

  Revenues                   $  7,629,298        $5,393,953        $   36,050          ($ 350,091)            $12,709,210
  Operating income (loss)         172,663        (   40,510)          135,931                 -                   268,084


6.       Related Parties

         Debt includes loans from related parties to the Company in the amounts of $3,066,000 and $3,607,000 at September 30, 2000 and December 31,
         1999, respectively. The change in debt from December 31, 1999 to September 30, 2000 includes $800,000 that was repaid to a related party.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

         Overview

         The principal operating units of CECO Environmental Corp. (the "Company") are The Kirk & Blum Manufacturing Company ("Kirk & Blum"), kbd Technic, Inc. ("kbd Technic"), CECO Filters, Inc. ("Filters"), Air Purator Corporation and New Busch Co., Inc. ("Busch") which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems, and particle and chemical control technologies.

         The Company's Systems segment consists of Kirk & Blum, kbd Technic, and Busch. Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems, which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch is engaged in providing system-based solutions for industrial ventilation and air pollution control problems through its design, fabrication, supplying and installation of equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(TM) cooling system. kbd Technic is a specialty-engineering firm concentrating in industrial ventilation. kbd Technic provides air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

         The Company's Media segment consists of Filters and Air Purator Corporation. Filters manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Filters offers innovative patented technologies, Catenary Grid(R) and Narrow Gap Venturi Scrubbers, designed for use with heat and mass transfer operations and particulate control. Air Purator Corporation designs and manufactures high performance filter media for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.

         The results of operations reflect the Company's acquisition of all the issued stock of Kirk & Blum and kbd Technic as of December 7, 1999.


         Results of Operations

         The Company's consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 reflect the operations of the Company consolidated with the operations of its subsidiaries. At September 30, 2000, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statements of operations.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Revenues

Consolidated net revenues increased 621% for the third quarter of 2000 to $28.6 million, up $24.7 million over the third quarter of 1999. For the first nine months, consolidated net revenues of $74.9 million were $62.2 million or 489% higher than the same period in 1999. The increases in both the third quarter and first nine months of 2000 were due to the combination of increased revenues from the Systems segment (principally due to the positive impact from the acquisition of Kirk & Blum and kbd Technic in December 1999) offset by decreases in the Media segment.

Systems segment revenues increased by $24.8 million and $63.6 million in the third quarter and first nine months of 2000 compared to the same periods in 1999. The primary factors contributing to this increase were the inclusion of Kirk & Blum and kbd Technic offset by lower revenue generated from Busch. The Company's newly acquired Kirk & Blum operating unit is generating increased revenues over its 1999 levels. The Busch unit has booked an increased level of orders over the second quarter of 2000 for fume exhaust systems at aluminum rolling mills. Revenue from these orders is expected to be recognized within the next twelve months. Demand at steel rolling mills for fume exhaust systems and demand for Busch's proprietary JET*STAR(TM) cooling technology continued to be soft into the third quarter of 2000.

Media segment sales reflect declines of $0.1 million and $1.0 million in the third quarter and first nine months of 2000 compared with the same periods in 1999. Decreased sales from the Company's high performance filter media unit, Air Purator Corporation, and a decline in sales from Filters were the principal reasons for these decreased media segment sales.

Gross Profit

Gross profit increased by $3.1 million and $8.6 million to $4.5 million and $13.8 million for the third quarter and first nine months of 2000, respectively, compared with the same periods in 1999. Gross profit as a percentage of revenues was 15.6% and 18.5% in the third quarter and first nine months of 2000 compared with 35.0% and 41.2% in the same periods for the prior year. The declines are attributable to increased sales by the lower margin Systems segment and decreased sales by the higher margin Media segment. Overall, margins as a percentage of revenues will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.

Expenses

Selling and administrative expenses increased from the third quarter and first nine months of 1999 by $2.1 million and $6.3 million to $3.5 million and $10.8 million during the third quarter and first nine months of 2000 primarily due to the acquisition of Kirk & Blum and kbd Technic. Selling and administrative expenses as a percentage of revenues for the third quarter and first nine months of 2000 were 12.1% and 14.5%, respectively. A significant portion of these expenses, which are considered fixed, have been under review by the Company for cost savings opportunities resulting from administrative efficiencies that could be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, selling expenses have been under review to better align performance with compensation. Management has identified in the first nine months of 2000 overhead reductions at an annualized rate of approximately $1 million. Savings that should be realized from this realignment and cost reduction efforts have favorably impacted results in the third quarter by approximately $0.1 million and should, management believes, result in an additional $0.3 million in savings in the fourth quarter of 2000 and the balance of overhead reductions in 2001.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Depreciation and amortization increased by $0.3 million and $1.0 million to $0.5 million and $1.4 million in the third quarter and first nine months of 2000 primarily due to the larger base of depreciable assets and the goodwill resulting from the acquisition of Kirk & Blum and kbd Technic.

Investment Income

Investment income increased by $0.3 million and $0.9 million to $0.2 million and $0.9 million during the third quarter and first nine months of 2000. The increase in investment income resulted from interest income, dividend income, realized gains and unrealized appreciation in investments. At September 30, 2000, the Company's most significant investment is 59,000 shares of Peerless Manufacturing Company common stock which is listed on the Nasdaq Stock Market(R) traded under the symbol PMFG. At September 30, 2000, the fair market value of the Company's Peerless common stock was $18.56 per share.

Interest Expense

Interest expense increased by $0.9 million and $2.6 million to $1.0 million and $2.8 million during the third quarter and first nine months of 2000 compared with the same periods in 1999, principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt. The bulk of such debt was incurred in connection with the acquisition of Kirk & Blum and kbd Technic.

Income Taxes

Federal and state income tax benefits were $108,734 and $118,824 in the third quarter and first nine months of 2000. The effective income tax rates were 36.2% and 36.5% during the third quarter and first nine months of 2000. The Company's effective tax rate during 2000 has been impacted by increased amounts of non-deductible goodwill amortization relating to investments in Filters, Kirk & Blum and kbd Technic.

Discontinued Operations

Discontinued operations reflect the closure of the Company's operations in Arizona during the first quarter of 1999. Operating losses and disposal costs, net of income tax benefit and minority interest from this discontinued division, amounted to $7,489 (income) and $126,238 (loss) in the third quarter and first nine months of 1999.


Net Loss

Net loss for the three and nine months ended September 30, 2000 was $167,564 and $159,657 compared with net loss of $133,091 and $24,494 in the same periods in 1999.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)

Backlog

The Company's backlog consists of purchase orders it has received for products and services it expects to deliver within the next 12 months. The Company's backlog, as of September 30, 2000, was approximately $23.4 million, an increase of $7.8 million over December 31, 1999. The Systems segment generated approximately 90% of the backlog. There can be no assurance that backlog will be replicated, increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control.

Financial Condition, Liquidity and Capital Resources

At September 30, 2000, the Company had total cash and cash equivalents and marketable securities of $2.6 million compared to $3.8 million at December 31, 1999. Cash provided by operating activities for the nine months ended September 30, 2000 was $1.7 million compared with cash used of $2.3 million for the same period in 1999. In December 1999, the Company consummated new credit facilities totaling $38.0 million under a senior secured syndicated banking facility of $33.0 million maturing in 2004 - 2006, and $5.0 million of subordinated debt maturing in 2006.

The Company's investment in marketable securities, consisted principally of its investment in Peerless Manufacturing Company and other investments with a fair market value of $1.3 million on September 30, 2000.

Total bank and related debt as of September 30, 2000 was $31.5 million an increase of $0.5 million, primarily due to net borrowings under bank credit facilities and offset by payments made with respect to other notes payable. The senior secured credit facility was amended by reducing minimum coverage under two financial covenants as of September 30, 2000. Unused credit availability at September 30, 2000, was $3.7 million under the Company's bank line of credit.

Investing activities used cash of $0.4 million during both the first nine months of 2000 and the same period in 1999. During the second quarter of 2000, the Company received $0.3 million as a post-closing price adjustment related to its December 1999 acquisition of Kirk & Blum and kbd Technic. Capital expenditures for property and equipment and intangibles were $0.7 million and $0.3 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures for property and equipment are anticipated to be in the range of $0.7 million to $0.9 million for fiscal year 2000.

Financing activities used $1.1 million during the first nine months of 2000 compared with cash provided of $2.4 million during the same period of 1999. In the third quarter of 2000, the Company purchased 566,000 shares of common stock as treasury shares at a total cost of $1.2 million from the former president of CECO Filters, Inc. and his family in connection with his resignation that was effective June 30, 2000. Additionally, current year financing activities included net borrowings under senior credit facilities and payments to Green Diamond Oil Corp. offset by proceeds from common stock issued under the Company's Employee Stock Purchase Plan.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


The Company believes that its cash and cash equivalents and marketable securities, its cash flows from operating activities, and its existing credit facilities are adequate to meet the Company's cash requirements over the next twelve months.

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

                            CECO ENVIRONMENTAL CORP.

                                OTHER INFORMATION



Part II

Item 6(b)



                        EXHIBITS AND REPORTS ON FORM 8-K



A report on Form 8-K, dated September 29, 2000, was filed under Item 4, changes in Registrant's Certifying Accountant, in connection with the dismissal of Margolis & Company P.C. and the appointment of Deloitte & Touche LLP as the Company's independent accountants.

                            CECO ENVIRONMENTAL CORP.

                                    SIGNATURE











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CECO ENVIRONMENTAL CORP.



                                               /s/ M. J.  Morris
                                               ---------------------------------
                                               M. J. Morris
                                               V.P., Finance and Administration
                                               Chief Financial Officer




Date:  November 14, 2000