Form 10KSB/A
period 1999-12-31
CECO ENVIRONMENTAL CORP
filed 2001-04-05
CIK 3197

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's Revenues for its most recent fiscal year: $22,413,782.

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 23, 2000): $10,534,787


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,388,816 shares of common stock, par value $0.01 per share, as of March 24, 2000.

         This amendment on Form 10-KSB is being filed to give effect to the restatement of the Company's consolidated financial statements, as discussed in
Note 20 thereto.

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

         During the 1999 fiscal year the Company underwent a fundamental transformation. With the acquisition of Kirk & Blum and kbd/Technic, Inc.("kbd/Technic") on December 7, 1999, the size of the business and the focus of the Company was fundamentally changed. With the addition of Kirk & Blum, 89.2% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems in 1999, the Company added a new dimension to its product line and broadens its coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $70,435,000, while the revenue of the Company and its subsidiaries (other than Kirk & Blum and kbd/Technic, Inc.) for that period was $17,525,664. The Company now combines under a single organization both Kirk & Blum, kbd/Technic and Filters and its subsidiaries.

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

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         The Company's consolidated financial statements as of and for the year then ended December 31, 1999 has been restated. Refer to Note 20 in the accompanying consolidated financial statements for further discussion. The information included in the following discussion reflects the effects of this restatement.

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

                                                                 YEAR ENDED
                                                                 DECEMBER 31,

                                                              1999         1998
                                                             -----        -----
Revenues:
     Net sales - products                                     44.8%        51.8%
     Contract revenues                                        55.2         48.2
                                                             -----        -----
Total revenues                                               100.0        100.0
                                                             -----        -----

Costs and expenses:
     Cost of revenues - products                              25.1         29.6
     Cost of revenues - contracts                             37.5         32.5
     Selling and administrative                               32.2         26.5
     Depreciation and amortization                             3.2          2.7
                                                             -----        -----
                                                              98.0         91.3
                                                             -----        -----

Income from continuing operations before investment
     income and interest expense                               2.0          8.7
Investment income                                              2.2           .3
Interest expense                                               5.4          1.2
                                                             -----        -----

Income from continuing operations before income
     taxes and minority interest                              (1.2)         7.8
Provision for income taxes                                      .7          3.1
                                                             -----        -----

Income from continuing operations before
     minority interest                                        (1.9)         4.7
Minority interest                                                -          (.3)
                                                             -----        -----
Income (loss) from continuing operations                      (1.9)         4.4
                                                             -----        -----
Discontinued operations                                        2.3          1.9
                                                             -----        -----
Net income (loss)                                             (4.2)%        2.5%
                                                             =====        =====

Revenues:

         Consolidated total revenues for 1999 increased $660,000 (3%) to $22,414,000 versus 1998 total revenues of $21,753,000. This increase was primarily the combination of increased revenues from the Systems segment of $2,101,000 offset by decreases in Media and other segments of $688,000 and $406,000, respectively. Consolidated revenues reflect additional revenues of $4,887,000 from Kirk & Blum Manufacturing Company and kbd/Technic, Inc. for the period from December 7, 1999 (acquisition date) through December 31, 1999.

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

Gross Profit:

         Gross profit increased $152,000 to $8,387,000 in 1999. Gross profit, as a percentage of revenues, was 37.4% in 1999 compared with 37.9% in the prior year. The decline is attributable to the mix of increased sales from lower margin Systems segment sales offset by deceased sales from the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit continues to represent a larger factor in the Company's total revenues.

Expenses:

         Selling and administrative expenses increased $1,445,000 to $7,216,000 during 1999 due to the acquisition of Kirk & Blum, kbd/Technic, and certain non-recurring costs. Selling and administrative expenses, as a percentage of revenues for 1999 and 1998, were 32.1% and 26.5%, respectively. A substantial portion of these expenses, which are considered fixed, are under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from the larger and newly established Company based in Cincinnati, Ohio. Additionally, variable selling expenses are being reviewed to better align sales compensation with results. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

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

Interest Expense:

         Interest expense increased $965,000 to $1,221,000 during 1999 compared with $256,000 in 1998 principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt. In August 1999, the Company issued a demand note and warrants to purchase 1 million shares of common stock to a related party. The inherent discount associated with the value for the warrants was immediately amortized, and $.6 million of interest expense was recognized in the quarter ending September 30, 1999. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000 the holder cancelled the warrants after repayment of the debt.

Income Taxes:

         The provision for federal and state income taxes was $151,362 in 1999 compared with a provision of $673,000 in 1998. The effective income tax rate of 53.8% in 1999 was higher compared with 39.7% in 1998 primarily due to non-deductible goodwill amortization relating to the Company's investments in CECO Filters, Kirk & Blum and kbd/Technic. The Company's effective tax rate in 2000 will also be impacted by the non-deductible amortization.

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

Net Income (Loss):

          Net loss for the year ended December 31,1999 was ($943,161) compared with net income of $533,000 in 1998 principally due to the decrease in income from continuing operations. The loss in 1999 is principally the result of the net after tax cost associated with discontinued operations.

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

Financial Condition, Liquidity and Capital Resources

         On December 7, 1999, the Company acquired Kirk & Blum Manufacturing Company and kbd/Technic, Inc., which are engaged in the design, fabrication, and installation of specialized ventilation systems and related engineering and technical services. Both Companies became wholly owned subsidiaries of the Company. Owners of Kirk & Blum and kbd/Technic received cash totaling approximately $25 million while the Company assumed debt obligations totaling $5 million. The transaction was accounted for as a purchase. The activity of Kirk & Blum and kbd/Technic is included in the Company's consolidated results of operations from December 7, 1999 to December 31, 1999. The purchase price has been allocated to Kirk & Blum and kbd/Technic balance sheets based on third party appraisals of the various assets acquired. Approximately, $3.1 million of intangibles, including Kirk & Blum's trade name and the valuation of its workforce are included in the Company's consolidated balance sheet as of December 31, 1999 relating to these acquisitions. Under the terms of an escrow agreement entered into among the Company and the owners of Kirk & Blum, it is anticipated that a price reduction not to exceed $400,000 will occur in 2000.

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

Cover Page                                           F-1

Independent Auditor's Report                         F-3
         (Margolis & Company P.C.)

Consolidated Balance Sheet (as restated)             F-4

Consolidated Statement of Operations (as restated)   F-5

Consolidated Statement of Shareholders'              F-6
         Equity (as restated)

Consolidated Statement of Cash Flows (as restated)   F-7 & F-8

Supplemental Disclosures of Cash                     F-8
         Flow Information

Notes to Consolidated Financial Statements           F-9 to F-29

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


                           CECO ENVIRONMENTAL CORP.

                           By:  /s/ Marshall J. Morris
                                ------------------------------------------
                                Marshall J. Morris,
                                Principal Financial and Accounting Officer
                                Dated:  April 2, 2001

                            CECO ENVIRONMENTAL CORP.
                            ========================


                        CONSOLIDATED FINANCIAL STATEMENTS
                        =================================


                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998
                           ==========================


                                    RESTATED
                                    ========

                            CECO ENVIRONMENTAL CORP.
                            ========================

                                TABLE OF CONTENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------













                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Independent Auditor's Report                                          F - 3

Consolidated Financial Statements:
   Balance sheet (as restated)                                        F - 4
   Statement of operations (as restated)                              F - 5
   Statement of shareholders' equity (as restated)                    F - 6
   Statement of cash flows (as restated)                         F - 7 &  F -  8
   Notes to consolidated financial statements                    F - 9 to F - 29

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

As discussed in Note 20 to the consolidated financial statements, the Company's 1999 financial statements have been restated to reflect certain adjustments related to the 1999 acquisition of K & B and Kbd/Technic, Inc. and for warrants issued in 1999 to a related party in conjunction with a demand loan.



                                            /S/ MARGOLIS & COMPANY P.C.
                                            ------------------------------
                                            Certified Public Accountants




Bala Cynwyd, PA
February 24, 2000, except for Note 20
 as to which the date is March 30, 2001

                                             CECO ENVIRONMENTAL CORP.
                                             ========================

                                            CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------


                                                                                      DECEMBER 31,
                                                                                1999              1998
                                                                              --------          --------
                                                                             as restated
                                                                             see note 20
                                                      ASSETS
Current assets:

   Cash and cash equivalents                                                 $ 1,134,792       $   364,648
   Marketable securities - trading                                             2,690,919           695,944
   Accounts receivable, net                                                   17,204,539         4,068,640
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                         2,951,773           226,504
   Inventories                                                                 2,173,010           541,315
   Prepaid expenses and other current assets                                     635,423           588,300
   Deferred income taxes                                                         647,600            84,500
                                                                             -----------       -----------

            Total current assets                                              27,438,056         6,569,851

Property and equipment, net                                                   14,244,457         2,062,452
Goodwill, net                                                                  8,917,290         5,169,353
Other intangible assets, net                                                   4,375,070         1,270,780
Deferred charges and other assets                                              1,473,054           333,900
Deferred income taxes                                                                  -            68,500
                                                                             -----------       -----------

                                                                             $56,447,927       $15,474,836
                                                                             ===========        ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Debt                                                                      $ 2,788,054       $ 1,585,149
   Accounts payable  and accrued expenses                                      9,569,882         3,104,004
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                           460,092         1,174,427
   Other current liabilities                                                     116,056           334,323
                                                                             -----------      ------------

            Total current liabilities                                         12,934,084         6,197,903

Debt, less current portion                                                    28,289,680         1,569,713
Deferred income taxes                                                          5,374,501                 -
Other liabilities                                                                713,003                 -
                                                                             -----------       -----------

            Total liabilities                                                 47,311,268         7,767,616
                                                                             -----------       -----------

Minority interest                                                                 98,541           149,941
                                                                             -----------       -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued                                                           -                 -
   Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,623,391 shares issued and outstanding                          86,234            86,234
   Capital in excess of par value                                             12,560,667        10,136,667
   Accumulated deficit                                                        (3,260,114)       (2,316,953)
                                                                             -----------       -----------
                                                                               9,386,787         7,905,948
   Less treasury stock, at cost                                                 (348,669)         (348,669)
                                                                             -----------       -----------

            Net shareholders' equity                                           9,038,118         7,557,279
                                                                             -----------       -----------

                                                                             $56,447,927       $15,474,836
                                                                             ===========       ===========

The notes to consolidated financial statements are an integral part of the above statement.

                                             CECO ENVIRONMENTAL CORP.
                                             ========================

                                       CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------



                                                                               YEAR ENDED DECEMBER 31,
                                                                                1999               1998
                                                                             -----------       -----------
                                                                             as restated
                                                                             see note 20
Revenues:

   Net sales - products                                                      $10,050,851       $11,263,385
   Contract revenues                                                          12,362,931        10,489,908
                                                                             -----------       -----------

Total revenues                                                                22,413,782        21,753,293
                                                                             -----------       -----------

Costs and expenses:
   Cost of sales - products                                                    5,636,317         6,430,141
   Cost of revenues - contracts                                                8,390,413         7,088,304
   Selling and administrative                                                  7,216,148         5,771,434
   Depreciation and amortization                                                 729,333           581,894
                                                                             -----------       -----------

                                                                              21,972,211        19,871,773
                                                                             -----------       -----------

Income from continuing operations before
   investment income and interest expense                                        441,571         1,881,520

Investment income                                                                497,938            67,815

Interest expense                                                               1,220,795           255,689
                                                                             -----------       -----------

Income (loss) from continuing operations before
   provision for income taxes and minority interest                             (281,286)        1,693,646

Provision for income taxes                                                       151,362          673,122
                                                                             -----------       -----------

Income (loss) from continuing operations
   before minority interest                                                     (432,648)        1,020,524

Minority interest                                                                 (1,112)          (75,046)
                                                                             -----------       -----------

Income (loss) from continuing operations                                        (433,760)          945,478

Loss from operations and disposal of discontinued division,
     net of income tax benefit and minority interest                            (509,401)         (412,552)
                                                                             -----------       -----------

Net income (loss)                                                           ($   943,161)      $   532,926
                                                                             ===========      ============

Net income (loss) per share, basic:
   Income (loss) from continuing operations                                  $      (.05)      $       .11
   Loss from discontinued operations                                                (.06)             (.05)
                                                                             -----------       -----------
            Net income (loss) per share                                     ($       .11)      $       .06
                                                                             ===========       ===========

Net income (loss) per share, diluted:
   Income (loss) from continuing operations                                  $      (.05)      $       .11
   Loss from discontinued operations                                                (.06)             (.05)
                                                                             -----------       -----------
            Net income (loss) per share                                     ($       .11)      $       .06
                                                                             ===========       ===========


The notes to consolidated financial statements are an integral part of the above statement.

                                                      CECO ENVIRONMENTAL CORP.
                                                      ========================

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                            as restated
                                                            see note 20




                                                                                CAPITAL IN
                                                                  COMMON        EXCESS OF          ACCUMULATED        TREASURY
                                                     TOTAL         STOCK        PAR VALUE            DEFICIT            STOCK
                                                   ---------     ---------      ----------         -----------        ---------
Balance, December 31, 1997                        $6,742,585      $83,416       $9,857,717        ($2,849,879)        ($348,669)


Net income for the year ended
   December 31, 1998                                 532,926                                          532,926


Acquisition of 4.1% of CECO Filters, Inc.
   common stock through issuance of
   281,768 shares of common stock                    281,768        2,818          278,950
                                                  ----------      -------       ----------         ----------          --------

Balance, December 31, 1998                         7,557,279       86,234       10,136,667         (2,316,953)         (348,669)


Net loss for the year ended
   December 31, 1999                                (943,161)                                        (943,161)

Stock warrants issued
   (see note 12)                                   2,424,000                     2,424,000
                                                  ----------      -------       ----------         ----------          --------

Balance, December 31, 1999                        $9,038,118      $86,234      $12,560,667        ($3,260,114)        ($348,669)
                                                  ==========      =======      ===========         ==========          ========













The notes to consolidated financial statements are an integral part of the above statement.

                                                 CECO ENVIRONMENTAL CORP.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------



                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                         1999               1998
                                                                                      -----------        ----------
                                                                                      as restated
                                                                                      see note 20
                                                INCREASE (DECREASE) IN CASH


Cash flows from operating activities:
   Net income (loss)                                                                 ($   943,161)      $   532,926
   Adjustments to reconcile net income (loss) to
       net cash (used in) operating activities:
     Loss from discontinued operations                                                    509,401           412,552
     Depreciation and amortization                                                        729,333           581,894
     Deferred income taxes                                                                (44,100)          (95,627)
     Gain on sale of marketable securities, trading                                       (95,684)           (1,253)
     Changes in operating assets and liabilities,
         net of acquired businesses:
       Marketable securities                                                           (1,899,291)          (60,541)
       Accounts receivable                                                               (807,546)         (291,954)
       Inventories                                                                      1,568,999           215,470
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                               (458,274)           42,338
       Prepaid expenses and other current assets                                           90,319          (193,665)
       Deferred charges and other assets                                                 (142,319)         (333,900)
       Accounts payable and accrued expenses                                            1,532,080           684,157
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                             (1,196,709)       (1,488,246)
       Other                                                                              197,975          (153,281)
                                                                                     ------------       -----------

            Net cash (used in) continuing operations                                     (958,977)         (149,130)
            Net cash provided by (used in) discontinued operations                        121,768          (609,937)
                                                                                     ------------       -----------

            Net cash (used in) operating activities                                      (837,209)         (759,067)
                                                                                     ------------       -----------

Cash flows from investing activities:
   Acquisitions of property and equipment                                                (165,284)         (102,914)
   Acquisitions of intangible assets                                                     (274,560)         (357,462)
   Acquisitions of businesses, net of cash acquired                                   (25,488,445)          (94,851)
                                                                                     ------------       -----------

            Net cash (used in) continuing operations                                  (25,928,289)         (555,227)
            Net cash (used in) discontinued operations                                     (8,474)         (138,082)
                                                                                     ------------       -----------

            Net cash (used in) investing activities                                  ($25,936,763)      ($  693,309)
                                                                                     ------------       -----------


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

         Per share data - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The Company considers outstanding options and warrants in computing diluted net income (loss) per share only when they are dilutive. The weighted average number of common shares was 8,485,471 in 1999 for basic and diluted and for 1998 was 8,250,896 for basic and 8,845,626 in 1998 for diluted net income (loss) per share.

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

3.       Acquisition of Businesses

         On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd/Technic, Inc., is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil/structural, electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired, based upon estimates of fair value, resulted in goodwill of $4,019,450. The 1999 consolidated statement of operations includes the operations of K & B and kbd/Technic, Inc. since December 7, 1999.

         On a pro forma basis, unaudited results of operations for the years ended December 31, 1999 and 1998 would have been as follows, if the acquisition had been made as of January 1, 1998:


                                                                                     DECEMBER 31,
                                                                                1999               1998
                                                                             --------            --------
         Total revenues                                                      $87,961,062       $92,930,482
         Income from continuing operations
             before taxes on income and minority interest                       (274,917)        2,833,639
         Net income                                                             (939,340)        1,610,348
         Net income per share:
           Basic                                                                    (.11)             $.20
           Diluted                                                                  (.11)             $.18

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
                                                                              ==========        ==========


         Depreciation expense was $316,941 and $185,241 for 1999 and 1998, respectively.



10.      Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consisted of the following at December 31:

                                                                                 1999             1998
                                                                             -----------        ----------
         Goodwill                                                            $ 9,555,970        $5,666,958
         Less accumulated amortization                                           638,680           497,605
                                                                              ----------        ----------

                                                                             $ 8,917,290        $5,169,353
                                                                             ===========        ==========


         Non-compete agreements                                              $   500,000        $  300,000
         Patents                                                               1,340,433         1,318,806
         Tradename and workforce                                               3,150,000                 0
                                                                               ---------         ---------
                                                                               4,990,433         1,618,806
         Less accumulated amortization                                           615,363           348,026
                                                                             -----------        ----------

                                                                             $ 4,375,070        $1,270,780
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
                                                                                  ===========       ==========

         The Company obtained in December, 1999, a bank loan facility aggregating $33,000,000 consisting of $23,000,000 in term loans and a $10,000,000 revolving credit facility. The proceeds were used to finance the acquisition of K & B and kbd/Technic, Inc. (see Note 3). In addition, the Company obtained $5,000,000 of subordinated debt from other lenders which amounts were used to refinance CFI's and K & B's existing indebtedness and for working capital.

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

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



11.      Debt - Continued

         The Company obtained $4,000,000 of subordinated debt financing from Can-Med Technology, Inc. D/B/A Green Diamond Oil Corp., a company beneficially-owned by two major shareholders of the Company, and an additional $1,000,000 of subordinated debt financing with two unrelated parties. The notes accrue interest at 12% payable semi-annually subject to the subordination agreement and provide for detachable stock warrants which expire December, 2009 (see Note 12). Management of the Company has discounted the subordinated debt for the value of the warrants in the amount of $1,847,000. The discount will be amortized as a component of interest expense over the life of the subordination which coincides with the bank's term loan maturity date of May, 2006. The amortization of the discount was approximately $20,000 for the year ended December 31, 1999. The effective annualized interest rate on the subordinated debt obligations, after taking into account the relative fair value of the detachable warrants, is 17.75%.

         The Company obtained $800,000 of debt financing from Green Diamond Oil Corp. to provide funds to purchase approximately 12% of Peerless Manufacturing Company's stock. The loan is payable on demand and accrues interest at a rate of 10%. In connection with the loan, stock warrants were issued to purchase 1,000,000 shares of the Company's stock at an exercise price of $2.50 per share (market value on date of issuance) and expires August 2009. See note 12.

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

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


12.      Shareholders' Equity

         Stock Option Plan

         CECO Environmental Corp. maintains a stock option plan for the employees of the Company and its subsidiaries. The options are generally exercisable one year from the date of grant, December 15, 1997, and expire between five and ten years of the date of grant with 20% of the options becoming exercisable each year over the following five years. There are 1,500,000 shares of CECO Environmental Corp.'s common stock that have been reserved for issuance under this plan.

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
                                                                 =========                =========

         Employee Stock Purchase Plan

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan for all employees of the Company and its subsidiaries meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of the Company's common stock, subject to certain limitations. The purchase price of each share is 85% of the lessor of its fair market value on the grant date or on the exercise date. The aggregate number of whole shares of common stock purchasable under the option shall not exceed 10% of the employee's base compensation. At December 31, 1998, 250,000 shares were available for purchase under the plan. At December 31, 1999 and 1998, there have been no shares issued under this plan.


         Warrants to Purchase Common Stock

         Former K & B Shareholders:

         In December, 1999, as part of their employment contracts, warrants were granted to three of the former owners of K & B to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants become exercisable at the rate of 25% per year over the four years following December, 1999. The warrants have a term of ten years.

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

         In August, 1999, warrants were issued to Green Diamond Oil Corp. (see
         Note 11) to purchase up to 1,000,000 shares of the Company's common stock for $2.50 per share, which was the fair market value on the date granted. The warrants are exercisable from February, 2000 until August, 2009. Management of the Company valued the detachable stock warrants at $577,000 and discounted the demand note and recorded additional capital in excess of par value at December 31, 1999. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000, the holder cancelled the warrants after repayment of the debt in 2000.

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

         Consulting Agreement:

         In November, 1998, the Company entered into a one year consulting agreement with an option to renew for an additional year with an unrelated third party, to provide investor relations services to the Company. As compensation, the consultant received warrants to purchase 500,000 shares of the Company's common stock at $2 per warrant for the first 250,000 shares and $3 per warrant for the remaining 250,000 shares, with the warrants expiring November, 2000. In connection with this transaction, warrants were issued to an unrelated third party to purchase 700,000 shares of the Company's common stock at $2 per warrant for the first 450,000 shares and $3 per warrant for the remaining 250,000 shares, with warrants expiring November, 2000. The value of the warrants is considered to be de minimis.

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

         The following amounts relate to the Company's defined benefit pension and post-retirement health care plans for 1999 as of December 31, 1999:


                                                                                                  POST-
                                                                             PENSION            RETIREMENT
                                                                            BENEFITS             BENEFITS
                                                                            --------             --------
         Benefit obligation at December 31, 1999                            $3,743,941            ($729,547)
         Fair value of plan assets at
           December 31, 1999                                                 3,699,345                    -
                                                                             ---------            ---------

         Funded status                                                         (44,596)            (729,547)

         Unrecognized prior service costs                                       70,378                    -
         Net transition obligation                                             (37,900)                   -
         Unrecognized net actuarial loss                                        52,751                    -
                                                                            ----------            ---------

         Prepaid (accrued) benefit cost                                     $   40,633            ($729,547)
                                                                            ==========             ========

         Weighted average assumptions as of December 31, 1999:
           Discount rate                                                            7%                   7%
           Expected return on plan assets                                         8.5%                    -

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


16.      Income Taxes

         Income taxes provision (benefit) consisted of the following for the year ended December 31:


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
                                                  ========      ========

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


16.      Income Taxes - Continued

         The provision (benefit) for income taxes differs from the statutory rate due to the following:

                                                                                          1999          1998
                                                                                         --------      --------
         Tax provision (benefit) at statutory rate                                       ($95,637)     $575,840
         Increase (decrease) in tax resulting from:
           State income tax, net of federal benefit                                        22,391       112,076
           Change in tax versus book basis of assets/net operating loss                         -       (68,663)
           Permanent differences, principally goodwill and interest                       255,277        53,869
           Under accrual of prior years' taxes                                             18,260             -
           Other                                                                          (48,929)            -
                                                                                         --------      --------

                                                                                         $151,362      $673,122
                                                                                         ========      ========

         Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset consisted of the following at December 31:

                                                                                           1999          1998
                                                                                         --------      --------
         Deferred tax asset:
           Accrued vacation                                                           $   181,400      $      -
           Accrued salaries                                                               110,000             -
           Accrued expenses                                                               116,000             -
           Accrued workers compensation                                                    75,610             -
           Accrued post-retirement benefits                                               291,819             -
           Accrued warranty                                                                83,200             -
           Allowance for doubtful accounts                                                 50,000             -
           Note receivable allowance                                                       73,500             -
           Inventory capitalization and valuation                                          72,500        18,500
           Depreciation                                                                         -        20,900
           Non-compete agreement                                                          142,700        73,400
           State net operating loss carryforwards                                         208,300       120,000
           Federal net operating loss carryforwards                                        26,900        36,000
           Less valuation allowance                                                      (107,700)      (90,000)
                                                                                      -----------      --------

                                                                                        1,324,229       178,800
                                                                                      -----------      --------

         Deferred tax liability:
           Unrealized gain on marketable securities                                      (108,000)            -
           Inventory                                                                     (876,434)            -
           Goodwill                                                                       (36,300)      (24,600)
           Other intangibles                                                           (1,269,100)       (1,200)
           Depreciation                                                                (3,761,296)            -
                                                                                      -----------      --------

                                                                                       (6,051,130)      (25,800)
                                                                                      -----------      --------

              Net deferred tax asset (liability)                                      $(4,726,901)     $153,000
                                                                                      ===========      ========


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

                                                                                            ELIMINATION
                                                                                             OF INTER-
                                                                                              SEGMENT           TOTAL
                                                  SYSTEMS          MEDIA          OTHER      ACTIVITY       CONSOLIDATED
                                                  -------          -----         -------  --------------    ------------


                                                                                  1999
                                               ------------------------------------------------------------------------

Total revenues                                 $15,134,547     $7,716,934      $  48,582    ($486,281)      $22,413,782

Depreciation and amortization                      358,041        219,864        151,428                        729,333

Operating income (loss)                            274,491        359,658       (192,578)                       441,571

Other significant noncash items:
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                        2,951,773                                                    2,951,773

Total assets, net of
  inter-segment receivables                     41,865,528     14,371,892      5,720,458   (5,509,951)       56,447,927

Capital expenditures                                12,258        153,026                                       165,284
                                                                                  1998
                                               ------------------------------------------------------------------------
Total revenues                                 $13,033,784    $ 8,405,289      $ 455,041    ($140,821)      $21,753,293

Depreciation and amortization                      282,548        183,394        115,952                        581,894

Operating income                                   753,717      1,077,074         50,729                      1,881,520

Other significant noncash items:
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                          193,116                        33,388                        226,504

Total assets, net of
  inter-segment receivables                      4,967,269     15,342,315      1,532,610   (6,367,358)       15,474,836

Capital expenditures                                47,374         55,540                                       102,914

                            CECO ENVIRONMENTAL CORP.
                            ========================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



19.      Quarterly Data (Unaudited)
         -------------------------

                                                             MARCH         JUNE            SEPTEMBER        DECEMBER
                                                             -----         ----            ---------        --------
         Year ended December 31, 1999:


         Total revenues                                    $4,772,657    $3,964,857       $3,971,696        $ 9,704,572
                                                            =========     =========        =========         ==========

         Income (loss) from continuing operations         $   165,283    $   77,041      ($  717,580)       $    41,496

         Income (loss) from
           discontinued operations                           (136,927)        3,200            7,489           (383,163)
                                                           ----------    ----------       ----------        -----------

         Net income (loss)                                $    28,356    $   80,241      ($  710,091)       ($  341,667)
                                                          ===========    ==========       ==========        ===========

         Net income (loss) per share, basic:
           Income (loss) from
             continuing operations                        $       .02    $      .01      ($      .08)       $       .01
           (Loss) from discontinued operations                   (.02)            -               -                (.04)
                                                          -----------    ----------       ----------     --------------

           Net income (loss) per share                    $         -    $      .01      ($      .08)      ($       .03)
                                                          ===========    ==========       ==========        ===========

         Net income (loss) per share, diluted:
           Income (loss) from
             continuing operations                        $       .02    $      .01      ($      .08)       $       .01
           (Loss) from discontinued operations                   (.02)            -                -               (.04)
                                                          -----------    ----------       ----------        -----------

           Net income (loss) per share                    $         -    $      .01      ($      .08)       ($      .03)
                                                          ===========    ==========       ==========        ===========


         Year ended December 31, 1998:

         Total revenues                                   $ 5,746,732    $5,506,166       $5,676,997        $ 4,823,398
                                                          ===========    ==========       ==========        ===========

         Income from continuing operations                $   183,402    $  379,002       $  218,451        $   164,623

         (Loss) from discontinued operations                 (47,576)      (172,960)        (124,255)           (67,761)
                                                          -----------    ----------      -----------        -----------

         Net income                                       $   135,836    $  206,042       $   94,196        $    96,862
                                                           ==========    ==========     ============        ===========

         Net income (loss) per share, basic and diluted:
           Income from continuing operations              $       .02    $      .04       $      .03        $       .02
           (Loss) from discontinued operations                      -          (.02)            (.02)              (.01)
                                                          -----------    ----------       ----------        -----------

           Net income per share                           $       .02    $      .02       $      .01        $       .01
                                                          ===========    ==========       ==========        ===========

In connection with the restatements summarized in Note 20, the following were the effects on the quarterly data. Income (loss) from continuing operations as reported was ($140,580) and restated to ($717,580) in the third quarter of 1999. Net loss per share on a basic and diluted basis were reported as ($.02) and restated to ($.08).

20.      Summary of Restatements

         Subsequent to the issuance of the Company's 1999 consolidated financial statements, the Company's management determined that in connection with the December 7, 1999 acquisition of Kirk & Blum and kbd/Technic, Inc., deferred tax liabilities had not been established for the fair value adjustments to property and equipment and inventory, or for accrued workers compensation and accrued post-retirement benefits. The Company's management also determined that a portion of the purchase price of Kirk & Blum was not allocated to the identifiable intangible assets acquired in the purchase based on their estimated fair values. In addition, the Company's management determined that warrants issued to a related party in August 1999 in conjunction with a demand loan should have been valued based on a proper valuation of their relative fair values and that the resulting debt discount should have been immediately amortized to interest expense. Lastly, the Company's management discovered an error in the calculation of contract percentage of completion revenue and cost of revenue for Kirk & Blum. As a result, the 1999 consolidated balance sheet and statement of operations have been restated from the amounts previously reported to correct the accounting for the items described above.

         The following table summarizes the amounts as previously reported and as restated:

                                                                        As
                                                                    Previously
                                                                     Reported       As Restated
                                                                    ----------      -----------
         At December 31, 1999:
         Deferred income taxes - net current asset                 $   485,800      $   647,600
         Goodwill, net                                               6,545,389        8,917,290
         Other intangible assets, net                                1,225,070        4,375,070
         Deferred income taxes - net long-term asset                   309,200                -
         Deferred income taxes - net long-term liabilities                   -        5,374,501
         Common stock                                                   83,888           86,234
         Capital in excess of par value                             11,986,013       12,560,667
         Accumulated deficit                                        (2,683,114)      (3,260,114)

         For the year ended December 31, 1999:
         Contract revenues                                          13,810,931       12,362,931
         Total revenues                                             23,861,782       22,413,782
         Cost of revenues - contracts                                9,838,413        8,390,413
         Total costs and expenses                                   23,420,211       21,972,211
         Interest expense                                              643,795        1,220,795
         Net loss                                                     (366,161)        (943,161)
         Net loss per share,
          basic                                                           (.04)            (.11)
         Net loss per share,
          diluted                                                         (.04)            (.11)