Form 10QSB/A
period 2000-03-31
CECO ENVIRONMENTAL CORP
filed 2001-04-05
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB/A



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

                                                                  X Yes       No
                                                                 ------- -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at March 31, 2000     8,485,471



This amendment of Form 10-QSB is being filed to give effect to the restatement of the Company's condensed consolidated financial statements included in Item 1 as discussed in Note 7.

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2000
--------------------------------------------------------------------------------

                                      INDEX




Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheet as of
                   March 31, 2000 (as restated) and December 31, 1999          2

                   Condensed consolidated statement of operations
                   for the three-month periods ended
                   March 31, 2000 (as restated) and 1999                       3

                   Condensed consolidated statement of cash flows for the three-month periods ended March 31, 2000 (as restated)
                   and 1999                                                    4

                   Notes to condensed consolidated financial statements        6

         Item 2.   Management's discussion and analysis of the
                   financial condition and results of operations              10

Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K                          15


Signature                                                                     16

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                              MARCH 31,      DECEMBER 31,
                                                                                2000             1999
                                                                            -----------      -----------
                                                                            as restated
                                                                             see note 7
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                 $   922,151      $ 1,134,792
  Marketable securities - trading                                             2,428,813        2,690,919
  Accounts receivable, net                                                   14,371,751       17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         4,948,169        2,951,773
  Inventories                                                                 2,334,052        2,173,010
  Prepaid expenses and other current assets                                     496,088          635,423
  Deferred income taxes                                                         647,600          647,600
                                                                            -----------      -----------

            Total current assets                                             26,148,624       27,438,056

Property and equipment, net                                                  13,953,103       14,244,457
Goodwill, net                                                                 8,831,129        8,917,290
Other intangible assets, net                                                  4,268,359        4,375,070
Deferred charges and other assets                                             1,405,694        1,473,054
Deferred income taxes                                                                 -                -
                                                                            -----------      -----------

           Total assets                                                     $54,606,909      $56,447,927
                                                                            ===========      ===========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                      $ 2,194,967      $ 2,788,054
  Accounts payable  and accrued expenses                                      7,778,316        9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,235,639          460,092
  Other current liabilities                                                     166,053          116,056
                                                                            -----------      -----------

           Total current liabilities                                         11,374,975       12,934,084

Debt, less current portion                                                   27,917,245       28,289,680
Deferred income taxes                                                         5,363,751        5,374,501
Other liabilities                                                               744,839          713,003
                                                                            -----------      -----------

           Total liabilities                                                 45,400,810       47,311,268
                                                                            -----------      -----------

Minority interest                                                                92,999           98,541
                                                                            -----------      -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                       -                -
  Common stock, $.01 par value; 100,000,000 shares
     authorized and 8,623,391 shares issued and outstanding                      86,234           86,234
  Capital in excess of par value                                             12,560,667       12,560,667
  Accumulated deficit                                                        (3,185,132)      (3,260,114)
                                                                            -----------      -----------
                                                                              9,461,769        9,386,787

  Less treasury stock, at cost                                                 (348,669)        (348,669)
                                                                            -----------      -----------

           Net shareholders' equity                                           9,113,100        9,038,118
                                                                            -----------      -----------

           Total liabilities and shareholders' equity                       $54,606,909      $56,447,927
                                                                            ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2000           1999
                                                                      -----------     ----------
                                                                      as restated
                                                                       see note 7
Revenues:
   Contract revenues                                                  $19,849,776     $2,242,811
   Net sales - products                                                 3,704,044      2,529,846
                                                                      -----------     ----------

Total revenues                                                         23,553,820      4,772,657
                                                                      -----------     ----------

Costs and expenses:
   Cost of revenues - contracts                                        16,653,298      1,496,715
   Cost of sales - products                                             2,125,312      1,284,646
   Selling and administrative                                           3,521,661      1,493,780
   Depreciation and amortization                                          495,833        143,024
                                                                      -----------     ----------

                                                                       22,796,104      4,418,165
                                                                       ----------      ---------

Income from continuing operations before
   investment income and interest expense                                 757,716        354,492

Investment income                                                         294,186         38,179

Interest expense                                                         (876,154)       (75,498)
                                                                       -----------    -----------

Income from continuing operations before provision
   for income taxes and minority interest                                 175,748        317,173

Provision for income taxes                                                106,308        143,560
                                                                      -----------     ----------

Income from continuing operations before minority interest                 69,440        173,613

Minority interest                                                           5,542         (8,330)
                                                                      -----------     ----------

Income from continuing operations                                          74,982        165,283

Loss from operations and disposal of discontinued division,
   net of income tax benefit and minority interest                              -       (136,927)
                                                                      -----------     ----------

Net income                                                            $    74,982     $   28,356
                                                                      ===========     ==========

Net income (loss) per share, basic:
   Income from continuing operations                                  $       .01     $      .02
   (Loss) from discontinued operations                                          -           (.02)
                                                                      -----------     ----------

Net income per share                                                  $       .01     $        -
                                                                      ===========     ==========

Net income (loss) per share, diluted:
   Income from continuing operations                                  $       .01     $      .02
   (Loss) from discontinued operations                                          -           (.02)
                                                                      -----------     ----------

Net income per share                                                  $       .01     $        -
                                                                      ===========     ==========

Weighted average number of common shares outstanding:
     Basic                                                              8,485,471      8,484,471
                                                                      ===========      =========

     Diluted                                                            8,825,859      9,709,337
                                                                      ===========      =========


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2000                1999
                                                                              -----------          ----------
                                                                               as restated
                                                                                see note 7
                                             INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                                                                 $    74,982         $    28,356
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
     Loss from discontinued operations                                                 --             136,927
     Depreciation and amortization                                                495,833             143,024
     Deferred income taxes                                                        (10,750)                 --
     Minority interest                                                             (5,542)              8,330
     Gain on sales of marketable securities, trading                             (178,679)            (43,868)
     Changes in operating assets and liabilities,
       net of acquired businesses:
        Marketable securities                                                     440,785            (154,343)
        Accounts receivable                                                     2,832,788             591,099
        Inventories                                                              (161,042)            (87,499)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                                    (1,996,396)           (765,681)
        Prepaid expenses and other current assets                                 139,335            (136,230)
        Deferred charges and other assets                                          67,360            (304,790)
        Accounts payable and accrued expenses                                  (1,791,566)            133,312
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                                       775,547              85,072
        Other liabilities                                                          81,833            (236,895)
                                                                              -----------         -----------

           Net cash provided by (used in) continuing operations                   764,488            (603,186)
           Net cash provided by discontinued operations                                --             195,774
                                                                              -----------         -----------

           Net cash provided by (used in) operating activities                    764,488            (407,412)
                                                                              -----------         -----------

Cash flows from investing activities:
   Acquisitions of property and equipment                                         (11,607)            (45,836)
   Acquisition of additional shares of CECO Filters, Inc.                              --             (42,015)
                                                                              -----------         -----------

           Net cash (used in) continuing operations                               (11,607)            (87,851)
           Net cash (used in) discontinued operations                                  --              (2,356)
                                                                              -----------         -----------

           Net cash (used in) investing activities                                (11,607)            (90,207)
                                                                              -----------         -----------

Cash flows from financing activities:
   Net change in short-term debt                                                 (593,087)            800,000
   Proceeds from issuance of long-term debt                                            --           1,412,155
   Repayments of long-term debt                                                  (372,435)         (1,717,389)
                                                                              -----------         -----------

           Net cash provided by (used in) financing activities                   (965,522)            494,766
                                                                              -----------         -----------


                             CONTINUED ON NEXT PAGE



See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2000            1999
                                                                                    ----------      ----------
                                                                                     as restated
                                                                                     see note 7
Net (decrease) in cash                                                               ($212,641)        ($2,853)

Cash and cash equivalents at beginning of the period                                 1,134,792         364,648
                                                                                     ---------      ----------

Cash and cash equivalents at end of the period                                      $  922,151      $  361,795
                                                                                    ==========      ==========





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                       $  573,223      $   75,498
                                                                                    ----------      ----------
     Income taxes                                                                   $  214,579      $  349,960
                                                                                    ----------      ----------




See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2.      Discontinued Operations

        On March 31, 1999, the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

        The following is a summary of operating activity for this discontinued operation for the three months ended March 31, 1999:




        Revenues                                                                   $ 387,656
        Cost of revenues                                                            (493,439)
        Selling and administrative                                                  (117,554)
        Depreciation and amortization                                                 (7,998)
                                                                                   ---------
        Operating loss                                                              (231,335)
        Income tax benefit                                                            97,500
        Minority interest                                                              9,390
                                                                                   ---------

        Loss from operations of discontinued operation                             ($124,445)
                                                                                   =========

        The following is a summary of the loss recorded from the disposal of this operation for the three months ended March 31, 1999:

        Net present value of note receivable from sale                              $174,493
        Impairment of goodwill                                                      (166,932)
        Disposition costs                                                            (20,043)
                                                                                   ---------

        Loss from disposal of discontinued operation                               ($ 12,482)
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
                                             =========        =========


4.     Acquisition of Business

       On December 7, 1999, the Company purchased all of the issued stock of The Kirk & Blum Manufacturing Company ("K & B") and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25 million plus the assumption of $5 million of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. K & B, headquartered in Cincinnati, Ohio, is a provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. K & B's business is focused on designing, building and installing systems which remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. K & B serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. kbd/Technic, Inc. is a specialty engineering firm concentrating in industrial ventilation. Services offered include air system testing and balancing, source emission testing, industrial ventilation, engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering and other special projects. The excess of the aggregate purchase price over the fair value of the net assets acquired, based upon estimates of fair value resulted in goodwill of $4,019,450. On a pro forma basis, unaudited results of operations for the three months ended March 31, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:


              Total revenues                                 $21,178,534
              Net income                                         700,669
              Net income per share:
               Basic                                         $       .08
               Diluted                                       $       .08

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

         Included in the "Corporate and Other" category are the corporate functional departments plus the discontinued operations disposed of in 1999.

                                                                                                     ELIMINATION
                                                                                      CORPORATE       OF INTER-
                                                                                         AND          SEGMENT
                                                      SYSTEMS          MEDIA            OTHER         ACTIVITY        CONSOLIDATED
                                                    -----------     -----------       ---------      -----------      ------------
           Three months ended March 31, 2000:

             Revenues                               $22,394,512     $ 1,231,750       $        --     ($ 72,442)       $23,553,820
             Operating income (loss)                  1,218,910        (100,624)         (360,570)                         757,716


           Three months ended March 31, 1999:

              Revenues                              $ 2,781,413     $ 2,179,720       $    13,570     ($202,046)       $ 4,772,657
              Operating income                          145,323         182,850            26,319            --            354,492

7.       Restatement

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2000, the Company's management determined that in connection with the December 7, 1999 acquisition of K & B and kbd/Technic, Inc., deferred tax liabilities had not been established for the fair value adjustments to property, equipment, and inventory or for accrued workers compensation and accrued post-retirement benefits. The Company's management also determined that a portion of the purchase price of K & B was not allocated to the identifiable intangible assets acquired in the purchase based on the estimated fair values. In addition, the Company's management determined that warrants issued to a related party in August 1999 in conjunction with a demand loan should have been valued based on a proper valuation of their relative fair values and that the resulting debt discount should have been immediately amortized to interest expense. Additionally, the Company's management identified an error in the percentage of contract completion calculation that resulted in understatements of contract revenue and cost of contract revenue of $1,335,446. As a result, the condensed consolidated financial statements as of and for the three month period ended March 31, 2000 have been restated from amounts previously reported to correct the accounting for the above described items. A summary of the significant effects of the restatements is as follows:

                                            As
                                        Previously              As
                                         Reported            Restated
                                       -----------        ------------
At March 31, 2000:
Current deferred income tax asset        485,800             647,600
Goodwill, net                          6,489,627           8,831,129
Other intangibles assets, net          1,156,484           4,268,359
Deferred income tax asset                309,200               0
Deferred income tax liability               0              5,363,751
Common stock                              83,888              86,234
Capital in excess of par              11,986,013          12,560,667
Accumulated deficit                   (2,550,358)         (3,185,132)

For the three months ended March 31, 2000:
Contract revenues                     18,514,330          19,849,776
Cost of contract revenues             15,317,852          16,653,298
Depreciation and amortization            427,309             495,833
Provision for income taxes               117,058             106,308
Net income                               132,756              74,982
Net income per share-basic                   .02                 .01

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

The Company's condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statement of operation for the three month period ended March 31, 2000 have been restated. Refer to Note 7 in the accompanying condensed consolidated financial statements for further discussion. The information included in the following discussion reflects the effects of these restatements.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues

Consolidated total revenues for the three months ended March 31, 2000, increased $18,781,000 (394%) to $23,554,000 versus comparable 1999 total revenues of $4,773,000. This increase was primarily the combination of increased revenues from the Systems segment of $19,613,000 (principally due to the positive impact from the acquisition of Kirk & Blum and kbd/Technic) offset by decreases in the Media segment of $948,000.

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

Gross Profit

Gross profit increased $2,784,000 to $4,775,000 for the first quarter in 2000. Gross profit as a percentage of revenues was 20.3% in the first quarter of 2000 compared with 41.7% in the prior year. The decline is attributable to increased sales by lower margin Systems segment sales and decreased sales by the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.

Expenses

Selling and administrative expenses increased from the first quarter of 1999 by $2,028,000 to $3,522,000 during the first quarter of 2000 due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses as a percentage of revenues for 2000 and 1999 were 15.0% and 31.3%, respectively. A substantial portion of these expenses, which are considered fixed, are under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, variable selling expenses are being reviewed to better align sales compensation with results. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

Depreciation and amortization increased $353,000 to $496,000 in the first quarter of 2000 primarily due to additional costs associated with the acquisition of Kirk & Blum and kbd/Technic.

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


Income Taxes

The provision for federal and state income taxes was $106,000 in the first quarter of 2000 compared with $144,000 in the first quarter of 1999. The effective income tax rate of 60.5% in the first quarter of 2000 was higher compared with the effective income tax rate of 45.3% in 1999 due primarily to non-deductible goodwill amortization relating to the Company's investments in CECO Filters, Inc., Kirk & Blum and kbd/Technic.


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


Net Income

Net income for the three months ended March 31, 2000 was $74,982 compared with net income of $28,356 in the same period in 1999.

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

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-QSB/A, the Annual Report to Shareholders, Form 10-KSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-QSB/A are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

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




Date:  April 2, 2001