Form 10QSB/A
period 2000-06-30
CECO ENVIRONMENTAL CORP
filed 2001-04-05
CIK 3197

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


                                                    X    Yes            No
                                                 -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at June 30, 2000  8,489,933

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

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2000
--------------------------------------------------------------------------------





                                      INDEX
                                      -----



Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheet as of
                   June 30, 2000 (as restated) and December 31, 1999          2

                   Condensed consolidated statement of operations
                   for the three-month and six-month periods ended
                   June 30, 2000 (as restated) and 1999                       3

                   Condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 (as restated)
                   and 1999                                                   4

                   Notes to condensed consolidated financial statements       6

         Item 2.   Management's discussion and analysis of the
                   financial condition and results of operations             10


Signature                                                                    15

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                           JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        -------------      -------------
                                                                         as restated
                                                                         see note 7
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $     251,686       $  1,134,792
  Marketable securities - trading                                           2,937,662          2,690,919
  Accounts receivable, net                                                 14,458,673         17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                       6,743,161          2,951,773
  Inventories                                                               2,405,270          2,173,010
  Prepaid expenses and other current assets                                   829,566            635,423
  Deferred income taxes                                                       647,600            647,600
                                                                        -------------       ------------

           Total current assets                                            28,273,618         27,438,056

Property and equipment, net                                                13,705,574         14,244,457
Goodwill, net                                                               8,490,556          8,917,290
Other intangible assets, net                                                4,164,295          4,375,070
Deferred charges and other assets                                           1,337,004          1,473,054
Deferred income taxes                                                          -                  -
                                                                        -------------       ------------

           Total assets                                                 $  55,971,047       $ 56,447,927
                                                                        =============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                  $   2,268,845       $  2,788,054
  Accounts payable  and accrued expenses                                    8,832,765          9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         967,683            460,092
  Other current liabilities                                                   110,366            116,056
                                                                        -------------       ------------

           Total current liabilities                                       12,179,659         12,934,084

Debt, less current portion                                                 28,644,759         28,289,680
Deferred income taxes                                                       5,353,001          5,374,501
Other liabilities                                                             777,839            713,003
                                                                        -------------       ------------

           Total liabilities                                               46,955,258         47,311,268
                                                                        -------------       ------------

Minority interest                                                              75,808             98,541
                                                                        -------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                -                  -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,627,853 and 8,623,391 shares
     issued and outstanding in 2000 and 1999                                   86,279             86,234
  Capital in excess of par value                                           12,570,126         12,560,667
  Accumulated deficit                                                      (3,367,755)        (3,260,114)
                                                                        -------------       ------------
                                                                            9,288,650          9,386,787

  Less treasury stock, at cost                                               (348,669)          (348,669)
                                                                        -------------       ------------

           Net shareholders' equity                                         8,939,981          9,038,118
                                                                        -------------       ------------

           Total liabilities and shareholders' equity                   $  55,971,047       $ 56,447,927
                                                                        =============       ============


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                    2000            1999                2000           1999
                                                    ----            ----                ----           ----
                                                  as restated                        as restated
                                                  see note 7                         see note 7
Revenues:
   Contract revenues                             $18,029,637     $1,900,468         $37,879,413     $4,143,279
   Net sales - products                            3,998,682      2,064,389           7,702,726      4,594,235
                                                 -----------    -----------         -----------      ---------

           Total revenues                         22,028,319      3,964,857          45,582,139      8,737,514
                                                 -----------    -----------         -----------      ---------

Costs and expenses:
   Cost of revenues - contracts                   15,142,133      1,038,578          31,795,431      2,535,293
   Cost of sales - products                        2,303,808      1,065,081           4,429,120      2,349,727
   Selling and administrative                      3,839,894      1,651,638           7,361,555      3,145,418
   Depreciation and amortization                     558,668        155,664           1,054,501        298,688
                                                 -----------    -----------         -----------      ---------
                                                  21,844,503      3,910,961          44,640,607      8,329,126
                                                 -----------    -----------         -----------      ---------

Income from continuing operations
   before investment income and
   interest expense                                  183,816         53,896             941,532        408,388

Investment income                                    448,558        120,289             742,744        158,468

Interest expense                                    (970,086)       (64,013)         (1,846,240)      (139,511)
                                                  -----------   ------------       -------------    -----------

Income (loss) from continuing operations
   before provision (credit) for income taxes
   and minority interest                            (337,712)       110,172            (161,964)       427,345

Provision (credit) for income taxes                 (137,898)        35,840             (31,590)       179,400
                                                -------------  ------------      ---------------  ------------

Income (loss) from continuing operations
   before minority interest                         (199,814)        74,332            (130,374)       247,945

Minority interest                                     17,191          2,709              22,733         (5,621)
                                                ------------  -------------      --------------   -------------

Income (loss) from continuing operations            (182,623)        77,041            (107,641)       242,324

Discontinued operations:
   Profit (loss) from operations
    of discontinued division, net of
    income tax benefit and minority interest              -           3,200                   -       (121,245)
   Loss from disposal of discontinued division            -              -                    -        (12,482)
                                                ------------  -------------      --------------   -------------
                                                          -           3,200                   -       (133,727)
                                                ------------  -------------      --------------   -------------

Net income (loss)                               ($   182,623)  $     80,241      $     (107,641)    $  108,597
                                                ============  =============      ==============   =============


Net income (loss) per share, basic:
   Income from continuing operations            ($      .02)   $       .01      ($          .01)    $      .03
   (Loss) from discontinued operations                   -              -                    -     (       .02)
                                                ------------  -------------      --------------   -------------

   Net income (loss) per share                  ($      .02)   $       .01      ($          .01)    $      .01

Net income (loss) per share, diluted:
   Income (loss) from continuing operations     ($      .02)   $       .01      ($          .01)    $      .02
   (Loss) from discontinued operations                   -              -                    -     (       .01)
                                                ------------  -------------      --------------   -------------

   Net income (loss) per share                  ($      .02)   $       .01      ($          .01)    $      .01
                                                ============   ============      ==============   =============

Weighted average number of common shares
 outstanding:
   Basic                                           8,485,520      8,250,896           8,485,496       8,250,896
                                                ============   ============         ===========      ==========
   Diluted                                         8,485,520      9,414,640           8,485,496       9,445,495
                                                ============   ============         ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         2000                 1999
                                                                       ---------             --------
                                                                      as restated
                                                                      see note 7
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                  ($ 107,641)           $  108,597
   Adjustments to reconcile net income to net cash
       (used in) operating activities:
     Loss from discontinued operations                                       -                133,727
     Depreciation and amortization                                     1,054,501              298,688
     Deferred income taxes                                            (   21,500)                  -
     Minority interest                                                (   22,733)               5,621
     Gain on sales of marketable securities, trading                  (  622,199)                  -
     Changes in operating assets and liabilities,
        net of acquired businesses:
          Marketable securities                                          375,456           (  366,170)
          Accounts receivable                                          2,745,866              575,058
          Inventories                                                 (  232,260)          (  297,671)
          Costs and estimated earnings in excess of
             billings on uncompleted contracts                        (3,791,388)          (  144,471)
          Prepaid expenses and other current assets                   (  194,143)          (  151,049)
          Deferred charges and other assets                               86,348           (  235,378)
          Accounts payable and accrued expenses                       (  687,117)          (  143,708)
          Billings in excess of costs and estimated
             earnings on uncompleted contracts                           507,591           (  301,052)
          Other                                                          152,524           (    8,700)
                                                                       ---------             --------

Net cash (used in) continuing operations                              (  756,695)          (  526,508)
Net cash provided by discontinued operations                                  -                35,896
                                                                       ---------             --------

Net cash (used in) operating activities                               (  756,695)          (  490,612)
                                                                       ---------             --------

Cash flows from investing activities:
   Acquisitions of property and equipment                             (   81,957)           ( 113,071)
   Purchase price adjustment -
     The Kirk & Blum Manufacturing Company and
     kbd/Technic, Inc.                                                   253,550                   -
   Acquisition of additional shares of CECO Filters, Inc.                     -             (  55,459)
                                                                       ---------             --------
   Net cash provided by (used in) continuing operations                  171,593            ( 168,530)
   Net cash (used in) discontinued operations                                 -             (   1,856)
                                                                       ---------             --------

Net cash provided by (used in) investing activities                      171,593            ( 170,386)
                                                                       ---------             --------

Cash flows from financing activities:
   Net change in short-term debt                                      (  519,208)             900,000
   Proceeds from issuance of stock                                         9,504                   -
   Net increase (decrease) in long-term debt                             211,700            ( 400,068)
                                                                       ---------             --------

Net cash provided by (used in) financing activities                   (  298,004)             499,932
                                                                       ---------             --------

                             CONTINUED ON NEXT PAGE


See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       2000                1999
                                                                                   ------------         ----------
                                                                                   as restated
                                                                                   see note 7
Net (decrease) in cash                                                            ($   883,106)       ($   161,066)

Cash and cash equivalents at beginning of the period                                 1,134,792             364,648
                                                                                   -----------         -----------

Cash and cash equivalents at end of the period                                     $   251,686         $   203,582
                                                                                   ===========         ===========





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                     $  1,564,446        $    139,511
                                                                                  ------------        ------------
     Income taxes                                                                 $    261,100        $    485,960
                                                                                  ------------        ------------





See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.       Discontinued Operations
         -----------------------

         On March 31, 1999 the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona division for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

         The following is a summary of operating activity for this discontinued operation for the six months ended June 30, 1999:

              Revenues                                                                    $ 387,656
              Cost of revenues                                                           (  493,439)
              Selling and administrative                                                 (  128,651)
              Depreciation and amortization                                              (    7,998)
                                                                                          ---------
              Operating loss                                                             (  242,432)
              Income tax benefit                                                            112,200
              Minority interest                                                               8,987
                                                                                          ---------

              Loss from operations of discontinued operation                              ($121,245)
                                                                                           ========


         The following is a summary of the loss recorded from the disposal of this operation for the six months ended June 30, 1999:

              Net present value of note receivable from sale                              $ 174,493
              Impairment of goodwill                                                     (  166,932)
              Disposition costs                                                          (   20,043)
                                                                                           --------

              Loss from disposal of discontinued operation                                ($ 12,482)
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

                                                    SIX MONTHS ENDED
                                                      JUNE 30, 1999
                                                    ----------------

         Total revenues                                $ 40,130,549
         Net income (loss)                            (     359,364)
         Net income (loss) per share:
           Basic                                      ($        .04)
           Diluted                                    ($        .04)

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

                                                                                            ELIMINATION
                                                                          CORPORATE          OF INTER-
                                                                             AND              SEGMENT
                                       SYSTEMS          MEDIA               OTHER             ACTIVITY           CONSOLIDATED
                                       -------      ------------           -------            --------           ------------
          Six months ended
           June 30, 2000:
          ----------------

          Revenues                  $43,199,942       $2,840,051        $      -            ($457,854)            $45,582,139
          Operating income (loss)     2,310,974      (   470,174)      (  899,268)                 -                  941,532


          Six months ended
           June 30, 1999:
          ----------------

          Revenues                  $ 5,126,189       $3,816,594        $   23,537          ($228,806)             $8,737,514
          Operating income              284,188           69,832            54,368                 -                  408,388


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

7.       RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2000, the Company's management determined that in connection with the December 7, 1999 acquisition of K & B and kbd/Technic, Inc. deferred tax liabilities had not been established for the fair value adjustments to property, equipment, and inventory or for accrued workers compensation and accrued post-retirement benefits. The Company's management also determined that a portion of the purchase price of K & B was not allocated to the identifiable intangible assets acquired in the purchase based on the estimated fair values. In addition, the Company's management determined that warrants issued to a related party in August 1999 in conjunction with a demand loan should have been valued based on a proper valuation of their relative fair values and that the resulting debt discount should have been immediately amortized to interest expense. Additionally, the Company's management identified an error in the percentage of contract completion calculation that resulted in overstatements of contract revenue and cost of contract revenue of $1,993,786 and $668,340 for the three and six month periods ended June 30, 2000, respectively. As a result, the condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 have been restated from amounts previously reported to correct the accounting for the above described items. A summary of the significant effects of the restatements is as follows:


                                                          As
                                                      Previously       As
                                                       Reported     Restated
                                                      ----------   ----------
At June 30, 2000:
Current deferred income tax asset                       485,800       647,600
Goodwill, net                                         6,179,453     8,490,556
Other intangible assets, net                          1,090,545     4,164,295
Deferred income tax asset                               309,200           -0-
Deferred income tax liability                               -0-     5,353,001
Common Stock                                             83,933        86,279
Capital in excess of par                             11,995,472    12,570,126
Accumulated deficit                                  (2,675,207)   (3,367,755)

For the three months ended June 30, 2000:
Contract revenues                                    20,033,423    18,029,637
Cost of contract revenues                            17,145,919    15,142,133
Depreciation and amortization                           490,144       558,668
Credit for income taxes                                (127,148)     (137,898)
Net loss                                               (124,849)     (182,623)
Net loss per share - diluted                               (.01)         (.02)

For the six months ended June 30, 2000:
Contract revenues                                    38,547,753    37,879,413
Cost of contract revenues                            32,463,771    31,795,431
Depreciation and amortization                           917,453     1,054,501
Credit for income taxes                                 (10,090)      (31,590)
Net income (loss)                                         7,907      (107,641)
Net loss per share - basic                                  .00          (.01)
Net loss per share - diluted                                .00          (.01)

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

The Company's condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of operation for the three and six month periods ended June 30, 2000, have been restated. Refer to Note 7 in the accompanying condensed consolidated financial statements for further discussion. The information included in the following discussion reflects the effects of these restatements.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues
--------

Consolidated net revenues increased 456% for the second quarter of 2000 to $22.0 million, up $18.1 million over the second quarter of 1999. For the first six months, consolidated net revenues of $45.6 million were $36.8 million or 422% higher than the same period in 1999. The increases in both the second quarter and first half of 2000 were due to the combination of increased revenues from the Systems segment (principally due to the positive impact from the acquisition of Kirk & Blum and kbd/Technic in December 1999) offset by decreases in the Media segment.

Systems segment revenues increased by $18.5 million and $38.1 million in the second quarter and first half of 2000 compared to the same periods in 1999. The primary factors contributing to this increase was the inclusion of Kirk & Blum and kbd/Technic offset by lower revenue generated from Busch. The Company's newly acquired Kirk & Blum operating unit is generating increased revenues over 1999 levels. Demand at rolling mills for fume exhaust systems and demand for Busch's proprietary JET*STAR(TM) cooling technology continued to decline into the second quarter of 2000.

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


Gross Profit
------------

Gross profit increased by $2,721,000 and $5,505,000 to $4,582,000 and $9,358,000
for the second quarter and first half of 2000, respectively, compared with the same periods in 1999. Gross profit as a percentage of revenues was 20.8% and 20.5% in the second quarter and first half of 2000 compared with 46.9% and 44.1% in same periods for the prior year. The declines are attributable to increased sales by the lower margin Systems segment sales and decreased sales by the higher margin Media segment. Overall, margins as a percentage of revenues will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.


Expenses
--------

Selling and administrative expenses increased from the second quarter and first half of 1999 by $2,188,000 and $4,216,000 to $3,840,000 and $7,362,000 during the second quarter and first half of 2000 primarily due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses as a percentage of revenues for the second quarter and first half of 2000 were 17.4% and 16.2%, respectively. A substantial portion of these expenses, which are considered fixed, have been under review by the Company for cost savings opportunities resulting from administrative efficiencies that may be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, selling expenses are continuing to be reviewed to better align performance with compensation. Savings that may be realized from this realignment and cost reduction efforts should favorably impact results in the third and fourth quarters of 2000.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION

                                   (unaudited)
--------------------------------------------------------------------------------


Depreciation and amortization increased $403,004 and $755,813 to $558,668 and $1,054,501 in the second quarter and first half of 2000 primarily due to additional costs associated with the acquisition of Kirk & Blum and kbd/Technic.


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


Income Taxes
------------

Federal and state income tax credits were $137,898 and $31,590 in the second quarter and first half of 2000. The effective income tax rates were 40.8% and 19.5% during the second quarter and first half of 2000. The Company' effective tax rate during 2000 will be impacted by increased amounts of non-deductible goodwill amortization relating to investments in CECO Filters, Inc., Kirk & Blum and kbd/Technic.


Discontinued Operations
-----------------------

Discontinued operations reflect the closure of the Company's operations in Arizona during the first quarter of 1999. Operating losses and disposal costs, net of income tax benefit and minority interest from this discontinued division, amounted to $3,200 (income) and $134,000 (loss) in the second quarter and first half of 1999.


Net Income
-----------

Net income (loss) for the three and six months ended June 30, 2000 was ($182,623) and ($107,641) compared with net income of $80,241 and $108,597 in the same periods in 1999.

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