Form 10QSB/A
period 2000-09-30
CECO ENVIRONMENTAL CORP
filed 2001-04-05
CIK 3197

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

                                                X    Yes            No
                                              -------        -------

State the number of shares outstanding of each of the issuer's classes of common stock as of latest practicable date.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at November 8, 2000  7,875,872


This amendment of Form 10-QSB is being filed to give effect to the restatement of the Company's condensed consolidated financial statements, included in Item 1 as discussed in Note 7.

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2000






                                      INDEX
                                      -----


Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheets as of
                   September 30, 2000 (as restated) and December 31, 1999      2

                   Condensed consolidated statements of operations
                   for the three-month and nine-month periods ended
                   September 30, 2000 (as restated) and 1999 (as restated)     3

                   Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 (as restated)
                   and 1999 (as restated)                                      4

                   Notes to condensed consolidated financial statements        6

         Item 2.   Management's discussion and analysis of
                   financial condition and results of operations              10


Part II - Other Information

         Item 6.   Exhibits and Reports on Form 8-K                           15


Signature                                                                     16

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                               2000              1999
                                                                           ------------       ------------
                                                       ASSETS              (as restated)
                                                                            see note 7
Current assets:
  Cash and cash equivalents                                                $  1,320,558       $  1,134,792
  Marketable securities - trading                                             1,316,257          2,690,919
  Accounts receivable, net                                                   16,319,962         17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         5,705,286          2,951,773
  Inventories                                                                 2,280,697          2,173,010
  Prepaid expenses and other current assets                                     949,109            635,423
  Deferred income taxes                                                         647,600            647,600
                                                                           ------------       ------------

           Total current assets                                              28,539,469         27,438,056

Property and equipment, net                                                  13,763,920         14,244,457
Goodwill, net                                                                 8,433,394          8,917,290
Other intangible assets, net                                                  4,266,143          4,375,070
Deferred charges and other assets                                             1,093,157          1,473,054
Deferred income taxes                                                                --                 --
                                                                           ------------       ------------

           Total assets                                                    $ 56,096,083       $ 56,447,927
                                                                           ============       ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Debt                                                                     $  1,775,662       $  2,788,054
  Accounts payable  and accrued expenses                                      9,167,405          9,569,882
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,765,369            460,092
  Other current liabilities                                                      22,762            116,056
                                                                           ------------       ------------

           Total current liabilities                                         12,731,198         12,934,084

Debt, less current portion                                                   29,773,012         28,289,680
Deferred income taxes                                                         5,342,251          5,374,501
Other liabilities                                                               799,841            713,003
                                                                           ------------       ------------

           Total liabilities                                                 48,646,302         47,311,268
                                                                           ------------       ------------

Minority interest                                                                51,589             98,541
                                                                           ------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized and none issued                                                       -                  -
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 8,627,853 and 8,623,391 shares issued
     in 2000 and 1999                                                            86,279             86,234
  Capital in excess of par value                                             12,570,126         12,560,667
  Accumulated deficit                                                        (3,593,093)        (3,260,114)
                                                                           ------------       ------------
                                                                              9,063,312          9,386,787

  Less treasury stock, at cost, 753,920 and 137,920 shares, respectively     (1,665,120)          (348,669)
                                                                           ------------       ------------

           Net shareholders' equity                                           7,398,192          9,038,118
                                                                           ------------       ------------

           Total liabilities and shareholders' equity                      $ 56,096,083       $ 56,447,927
                                                                           ============       ============

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                  2000             1999                2000            1999
                                                 ------           ------              ------          ------
                                               as restated       as restated        as restated      as restated
                                               see note 7        see note 7         see note 7       see note 7
Revenues:
   Contract revenues                          $  18,945,289    $  2,125,528       $  56,824,702    $ 6,268,807
   Net sales - products                           3,445,304       1,846,168          11,148,030      6,440,403
                                              -------------    ------------       -------------    -----------

       Total revenues                            22,390,593       3,971,696          67,972,732     12,709,210
                                              -------------    ------------       -------------    -----------
Costs and expenses:
   Cost of contract revenues, exclusive of
     depreciation shown separately below         15,269,963       1,481,754          47,065,394      4,017,047
   Cost of sales - products, exclusive of
     depreciation shown separately below          2,652,672       1,100,469           7,081,792      3,450,196
   Selling and administrative                     3,472,583       1,374,733          10,834,138      4,520,151
   Depreciation and amortization                    554,160         155,044           1,609,561        453,732
                                              -------------    ------------       -------------    -----------
                                                 21,949,378       4,112,000          66,590,885     12,441,126
                                              -------------    ------------       -------------    -----------
Income (loss) from continuing operations
   before investment income and
   interest expense                                 441,215   (     140,304)          1,381,847        268,084

Investment income (loss)                            178,565   (      91,815)            921,309         66,653

Interest expense                              (     987,921)  (     628,768)      (   2,834,161)   (   768,279)
                                              -------------    ------------       -------------    -----------
Loss from continuing operations
   before income tax benefit
   and minority interest                      (     368,141)   (    860,887)      (     531,005)      (433,542)

Income tax provision (benefit)                (     119,484)   (    133,400)      (     151,074)        46,000
                                              -------------    ------------       -------------    -----------
Loss from continuing operations
   before minority interest                   (     248,657)   (    727,487)      (     379,931)      (479,542)

Minority interest                                    24,219           9,907              46,952          4,286
                                              -------------    ------------       -------------    -----------

Loss from continuing operations               (     224,438)   (    717,580)      (     332,979)      (475,256)
                                              -------------    ------------       -------------    -----------
Discontinued operations:
   Profit (loss) from operations
    of discontinued division, net of
    income taxes and minority interest                -               7,489             -          (   113,756)

   Loss from disposal of discontinued
    division                                          -               -                 -          (    12,482)
                                              -------------    ------------       -------------    -----------
                                                      -               7,489             -          (   126,238)
                                              -------------    ------------       -------------    -----------

Net loss                                      ($    224,438)   ($   710,091)      ($    332,979)   ($  601,494)
                                              =============    ============       =============    ===========
Net loss per share, basic:
   Loss from continuing operations            ($        .03)   ($       .08)      ($        .04)   ($      .06)
   Loss from discontinued operations                  -               -                 -          (       .01)
                                              -------------    ------------       -------------    -----------

   Net loss per share                         ($        .03)   ($       .08)      ($        .04)   ($      .07)
                                              =============    ============       =============    ===========
Net loss per share, diluted:
   Loss from continuing operations            ($        .03)   ($       .08)      ($        .04)   ($      .06)
   Loss from discontinued operations                  -              -                  -          (       .01)
                                              -------------    ------------       -------------    -----------

   Net loss per share                         ($        .03)   ($       .08)      ($        .04)   ($      .07)
                                              =============    ============       =============    ===========
Weighted average number of common shares
   outstanding:
   Basic                                          7,930,008       8,485,471           8,298,981      8,485,471
                                              =============    ============       =============    ===========
   Diluted                                        7,930,008       8,485,471           8,298,981      8,485,471
                                              =============    ============       =============    ===========

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           NINE-MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        2000                 1999
                                                                       ------               ------
                                                                    as restated          as restated
                                                                    see note 7           see note 7
                                    INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                        ($  332,979)        ($  601,494)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Loss from discontinued operations                                 -                   126,238
     Depreciation and amortization                                   1,609,561             453,732
     Deferred income tax                                           (    32,250)              -
     Minority interest                                             (    46,952)        (     4,286)
     Gain on sales of marketable securities, trading               (   789,108)              -
     Changes in operating assets and liabilities,
         net of acquired businesses:
       Marketable securities                                         2,163,770         ( 1,757,449)
       Accounts receivable                                           1,075,377              64,104
       Inventories                                                 (   107,687)        (   377,783)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                         ( 2,753,513)        (    35,763)
       Prepaid expenses and other current assets                   (   313,686)        (    76,399)
       Deferred charges and other assets                                86,348         (   348,849)
       Accounts payable and accrued expenses                       (   352,477)            296,285
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                           1,305,277         (   320,428)
       Other                                                           159,403             310,850
                                                                   -----------         -----------

Net cash provided by (used in) continuing operations                 1,671,084         ( 2,271,242)
Net cash used in discontinued operations                               -               (     9,289)
                                                                   -----------         -----------

Net cash provided by (used in) operating activities                  1,671,084         ( 2,280,531)
                                                                   -----------         -----------

Cash flows from investing activities:
   Acquisitions of property and equipment and intangible assets    (   687,006)        (   340,621)
   Cash received from purchase price adjustment                        253,550               -
   Acquisition of additional shares of CECO Filters, Inc.              -               (    55,459)
                                                                   -----------         -----------
Net cash used in continuing operations                             (   433,456)        (   396,080)
Net cash used in discontinued operations                               -               (     1,856)
                                                                   -----------         -----------

Net cash used in investing activities                              (   433,456)        (   397,936)
                                                                   -----------         -----------

Cash flows from financing activities:
   Net change in short-term debt                                   ( 1,012,391)          2,725,000
   Proceeds from issuance of stock                                       9,504               -
   Purchases of treasury stock                                     ( 1,316,451)              -
   Net increase (decrease) in long-term debt                         1,267,476         (   340,504)
                                                                   -----------         -----------

Net cash provided by (used in) financing activities                ( 1,051,862)          2,384,496
                                                                   -----------         -----------

                             CONTINUED ON NEXT PAGE

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)



                                                                                         NINE-MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       2000                1999
                                                                                   ------------         ----------
                                                                                    as restated        as restated
                                                                                    see note 7          see note 7
Net increase (decrease) in cash                                                         185,766       (    293,971)

Cash and cash equivalents at beginning of the period                                  1,134,792            364,648
                                                                                   ------------       ------------

Cash and cash equivalents at end of the period                                     $  1,320,558       $     70,677
                                                                                   ============       ============


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:

     Interest                                                                      $  2,413,680       $    191,279
                                                                                   ------------       ------------
     Income taxes                                                                  $    285,600       $    527,758
                                                                                   ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.       Discontinued Operations

         On March 31, 1999, the Company's subsidiary, CECO Filters, Inc., sold the contracts and customer list of U.S. Facilities Management Arizona operation for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser.

         The following is a summary of operating activity for this discontinued operation for the nine-months ended September 30, 1999:

              Revenues                                                                                $387,656
              Cost of revenues, exclusive of depreciation shown separately below                     ( 493,439)
              Selling and administrative                                                             ( 114,224)
              Depreciation and amortization                                                          (   7,998)
                                                                                                     ---------
              Operating loss                                                                         ( 228,005)
              Income tax benefit                                                                       105,800
              Minority interest                                                                          8,449
                                                                                                     ---------

              Loss from operations of discontinued operation                                         ($113,756)
                                                                                                     =========

         The following is a summary of the loss recorded from the disposal of this operation for the nine-months ended September 30, 1999:

              Net present value of note receivable from sale                                          $174,493
              Impairment of goodwill                                                                 ( 166,932)
              Disposition costs                                                                      (  20,043)
                                                                                                     ---------

              Loss from disposal of discontinued operation                                           ($ 12,482)
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

                                            THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                            SEPTEMBER 30, 1999     SEPTEMBER 30, 1999
                                            ------------------     ------------------
                 Total revenues               $25,055,034           $  65,185,583
                 Net loss                         (39,169)               (398,533)
                 Net loss per share:
                   Basic                      $        --           $        (.05)
                   Diluted                    $        --           $        (.05)

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

         Included in the "Corporate and Other" category are the corporate functional departments plus discontinued operations disposed in 1999.

                                                                                       ELIMINATION
                                                                    CORPORATE           OF INTER-
                                                                       AND               SEGMENT
                                 SYSTEMS          MEDIA               OTHER             ACTIVITY             CONSOLIDATED
                                 -------      ------------           -------            --------             ------------
  Three-months ended
    September 30, 2000:

  Revenues                    $21,078,771        $1,506,081        $      -            ($ 194,259)            $22,390,593
  Operating income (loss)       1,277,226        (  446,286)       (  389,725)                -                   441,215



  Three-months ended
    September 30, 1999:

  Revenues                    $ 2,503,109        $1,577,359        $   12,513          ($ 121,285)            $ 3,971,696
  Operating income (loss)     (   111,525)       (  110,342)           81,563                 -               (   140,304)


  Nine-months ended
    September 30, 2000:

  Revenues                    $64,278,713        $4,346,132        $       -           ($ 652,113)            $67,972,732
  Operating income (loss)       3,588,200        (  916,460)       (1,289,893)                -                 1,381,847


  Nine-months ended
    September 30, 1999:

  Revenues                   $  7,629,298        $5,393,953        $   36,050          ($ 350,091)            $12,709,210
  Operating income (loss)         172,663        (   40,510)          135,931                 -                   268,084


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

                            CECO ENVIRONMENTAL CORP.

                                   (unaudited)


7.       Restatement

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2000, the Company's management determined that in connection with the December 7, 1999 acquisition of K & B and kbd/Technic, Inc., deferred tax liabilities had not been established for the fair value adjustments to property, equipment, and inventory or for accrued workers compensation and accrued post-retirement benefits. The Company's management also determined that a portion of the purchase price of K & B was not allocated to the identifiable intangible assets acquired in the purchase based on the estimated fair values. In addition, the Company's management determined that warrants issued to a related party in August 1999 in conjunction with a demand loan should have been valued based on a proper valuation of their relative fair values and that the resulting debt discount should have been immediately amortized to interest expense. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher then originally contemplated when the transaction was structured and, therefore, in September 2000 the holder cancelled the warrants after repayment of the debt. Additionally, the Company's management identified an error in the percentage of contract completion calculation that resulted in overstatements of contract revenue and cost of contract revenue of $6,246,206 and $6,914,546 for the three and nine month periods ended September 30, 2000, respectively. As a result, the condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 have been restated from amounts previously reported to correct the accounting for the above described items. A summary of the significant effects of the restatements is as follows:


                                                      As
                                                  Previously           As
                                                   Reported         Restated
                                                  ----------       ----------
At September 30, 2000:
Current deferred income tax asset                 $  485,800       $  647,600
Goodwill, net                                      6,152,690        8,433,394
Other intangibles assets, net                      1,230,518        4,266,143
Deferred income tax asset                            309,200               --
Deferred income tax liability                             --        5,342,251
Capital in excess of par                          11,993,126       12,570,126
Accumulated deficit                               (2,842,771)      (3,593,093)

For the three months ended September 30, 2000:
Contract revenues                                 25,191,495       18,945,289
Cost of contract revenues                         21,516,169       15,269,963
Depreciation and amortization                        486,536          554,160
Income tax benefit                                  (108,734)        (119,484)
Net loss                                            (167,564)        (224,438)
Net loss per share - basic                              (.02)            (.03)
Net loss per share - diluted                            (.02)            (.03)

For the nine months ended September 30, 2000:
Contract revenues                                 63,739,248       56,824,702
Cost of contract revenues                         53,979,940       47,065,394
Depreciation and amortization                      1,403,989        1,609,561
Income tax benefit                                  (118,824)        (151,074)
Net loss                                            (159,657)        (332,979)
Net loss per share - basic                              (.02)            (.04)
Net loss per share - diluted                            (.02)            (.04)

For the three months ended September 30, 1999:
Interest expense                                     (51,768)        (628,768)
Loss from continuing operations                     (140,580)        (717,580)
Net loss                                            (133,091)        (710,091)
Loss from continuing operations                        (0.02)           (0.08)
Net loss per share basic and diluted                   (0.02)           (0.08)

For the nine months ended September 30, 1999:
Interest expense                                    (191,279)        (768,279)
Income (loss) from continuing operations             101,744         (475,256)
Net loss                                             (24,494)        (601,494)
Income (loss) from continuing operations per share
  basic and diluted                                     0.01            (0.06)
Net loss per share basic and diluted                      --            (0.07)

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

         The Company's condensed consolidated balance sheet as of September 30, 2000 and 1999 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 have been restated. Refer to Note 7 in the accompanying condensed consolidated financial statements for further discussion. The information included in the following discussion reflects the effects of these restatements.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Revenues

Consolidated net revenues increased 464% for the third quarter of 2000 to $22.4 million, up $18.4 million over the third quarter of 1999. For the first nine months, consolidated net revenues of $68.0 million were $55.3 million or 435% higher than the same period in 1999. The increases in both the third quarter and first nine months of 2000 were due to the combination of increased revenues from the Systems segment (principally due to the positive impact from the acquisition of Kirk & Blum and kbd Technic in December 1999) offset by decreases in the Media segment.

Systems segment revenues increased by $18.6 million and $56.6 million in the third quarter and first nine months of 2000 compared to the same periods in 1999. The primary factors contributing to this increase were the inclusion of Kirk & Blum and kbd Technic offset by lower revenue generated from Busch. The Company's newly acquired Kirk & Blum operating unit is generating increased revenues over its 1999 levels. The Busch unit has booked an increased level of orders over the second quarter of 2000 for fume exhaust systems at aluminum rolling mills. Revenue from these orders is expected to be recognized within the next twelve months. Demand at steel rolling mills for fume exhaust systems and demand for Busch's proprietary JET*STAR(TM) cooling technology continued to be soft into the third quarter of 2000.

Media segment sales reflect declines of $0.1 million and $1.0 million in the third quarter and first nine months of 2000 compared with the same periods in 1999. Decreased sales from the Company's high performance filter media unit, Air Purator Corporation, and a decline in sales from Filters were the principal reasons for these decreased media segment sales.

Gross Profit

Gross profit increased by $3.1 million and $8.6 million to $4.5 million and $13.8 million for the third quarter and first nine months of 2000, respectively, compared with the same periods in 1999. Gross profit as a percentage of revenues was 20.0% and 20.3% in the third quarter and first nine months of 2000 compared with 35.0% and 41.2% in the same periods for the prior year. The declines are attributable to increased sales by the lower margin Systems segment and decreased sales by the higher margin Media segment. Overall, margins as a percentage of revenues will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit will continue to represent a larger factor in the Company's total revenues during calendar year 2000.

Expenses

Selling and administrative expenses increased from the third quarter and first nine months of 1999 by $2.1 million and $6.3 million to $3.5 million and $10.8 million during the third quarter and first nine months of 2000 primarily due to the acquisition of Kirk & Blum and kbd Technic. Selling and administrative expenses as a percentage of revenues for the third quarter and first nine months of 2000 were 15.5% and 15.9%, respectively. A significant portion of these expenses, which are considered fixed, have been under review by the Company for cost savings opportunities resulting from administrative efficiencies that could be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, selling expenses have been under review to better align performance with compensation. Management has identified in the first nine months of 2000 overhead reductions at an annualized rate of approximately $1 million. Savings that should be realized from this realignment and cost reduction efforts have favorably impacted results in the third quarter by approximately $0.1 million and should, management believes, result in an additional $0.3 million in savings in the fourth quarter of 2000 and the balance of overhead reductions in 2001.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Depreciation and amortization increased by $0.4 million and $1.2 million to $0.6 million and $1.6 million in the third quarter and first nine months of 2000 primarily due to the larger base of depreciable assets and the goodwill resulting from the acquisition of Kirk & Blum and kbd Technic.

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

Interest Expense

Interest expense increased by $0.4 million and $2.1 million to $1.0 million and $2.8 million during the third quarter and first nine months of 2000 compared with the same periods in 1999, principally due to higher borrowing levels and increased rates under the newly established bank credit facilities, and subordinated and related party debt. The bulk of such debt was incurred in connection with the acquisition of Kirk & Blum and kbd Technic. In August 1999, the Company issued a demand note and warrants to purchase 1 million shares of common stock to a related party. The inherent discount associated with the value for the warrants, was immediately amortized and $.6 million of interest expense was recognized in the quarter ending September 30, 1999. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000 the holder cancelled the warrants after repayment of the debt.

Income Taxes

Federal and state income tax benefits were $119,484 and $151,074 in the third quarter and first nine months of 2000. The effective income tax rates were 32.5% and 28.5% during the third quarter and first nine months of 2000. The Company's effective tax rate during 2000 has been impacted by increased amounts of non-deductible goodwill amortization relating to investments in Filters, Kirk & Blum and kbd Technic.

Discontinued Operations

Discontinued operations reflect the closure of the Company's operations in Arizona during the first quarter of 1999. Operating losses and disposal costs, net of income tax benefit and minority interest from this discontinued division, amounted to $7,489 (income) and $126,238 (loss) in the third quarter and first nine months of 1999.


Net Loss

Net loss for the three and nine months ended September 30, 2000 was $224,438 and $332,979 compared with net loss of $479,291 and $370,694 in the same periods in 1999.

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