Form 10KSB
period 2000-12-31
CECO ENVIRONMENTAL CORP
filed 2001-04-05
CIK 3197

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                For Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     Annual Report Pursuant to Section 13 or 15(a) of the Securities Act of
                1934 for the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   __X__   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Issuer's Revenues for its most recent fiscal year: $89,816,829.

         Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 19, 2001): $7,470,060

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,875,872 shares of common stock, par value $0.01 per share, as of March 19, 2001.

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

         During the 1999 fiscal year, the Company underwent a fundamental transformation. With the acquisition of Kirk & Blum and kbd/Technic, Inc. ("kbd/Technic") on December 7, 1999, the size of the business and the focus of the Company was fundamentally changed. With the addition of Kirk & Blum, 89.2% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems in 1999, the Company added a new dimension to its product line that broadened its coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $70,435,000, while the revenue of the Company and its subsidiaries (other than Kirk & Blum and kbd/Technic, Inc.) for that period was $17,525,664. The Company now consolidates under a single organization both Kirk & Blum, kbd/Technic and Filters and its subsidiaries.

Change in Corporate Structure

         As part of the acquisition of Kirk & Blum, the Company created CECO Group as a wholly owned subsidiary of the Company for the purpose of holding all the stock of its operating companies. Immediately following the acquisition of Kirk & Blum, CECO Group beneficially owned Kirk & Blum, kbd/Technic (through the voting trust referred to below) and approximately 93.8% of Filters formerly held by the Company. The other operating companies controlled by the Company, Air Purator Corporation ("APC") and New Busch Co., Inc. ("Busch"), are wholly-owned subsidiaries of Filters.

         In connection with this restructuring, Richard J. Blum, the president of Kirk & Blum and the chairman of kbd/Technic, was named the president and chief executive officer of CECO Group and president of the Company. Mr. Blum's responsibilities include the overall management and direction of the various CECO operating companies, the management of Kirk & Blum and integrating the various CECO subsidiaries.

The Kirk & Blum Manufacturing Company

         Kirk & Blum, with headquarters in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building, and installing systems that remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Kirk & Blum serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Defiance, Ohio; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. In October 1998, Engineering News Record ranked Kirk & Blum as the largest specialty sheet metal contractor in the country. With a diversified base of more than 1,500 active customers, Kirk & Blum provides services to a number of industries including aerospace, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals.

         Kirk & Blum has three lines of business, all evolving from the original air pollution systems business. The largest line of business, located in seven strategic locations, is with respect to air pollution control systems and industrial ventilation. This line of business includes fabricating, designing, engineering, and installing industrial ventilation, dust, fume, and mist control systems, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. Kirk & Blum's expertise is the engineered solution of in-plant process problems with respect to controlling airborne pollutants. Well known customers include General Motors, Procter & Gamble, Ingersoll Milling Machine, Toyota, Saturn, Matsushita, and Alcoa.

         Kirk & Blum also provides custom metal fabrication services at its Cincinnati, Ohio and Lexington, Kentucky locations. These operations fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals. These operations give Kirk & Blum the ability to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries in the tri-state region surrounding Cincinnati. Kirk & Blum believes that it is the fabricator of choice of product components for many companies choosing to outsource their manufacturing. Customers include Siemens Energy & Automation, Duriron and Eastman Chemical.

         Kirk & Blum also manufactures component parts for industrial air systems at its Cincinnati, Ohio location. This division provides standard and custom components for contractors and companies that design and/or install their own air systems. Products include angle rings, elbows, cut-offs, and other components used in ventilation systems. Kirk & Blum's air systems parts business is well positioned to benefit from an industry movement toward outsourcing ductwork components. Major distributors of this division's products include N.B. Handy, Three States Supply, Albina Pipe Bending, and Indiana Supply.

kbd/Technic, Inc.

         kbd/Technic, a sister company of Kirk & Blum, is a specialty engineering firm concentrating in industrial ventilation and dust and fume control. Services offered include air system testing and balancing, source emission testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering, and other special projects. In addition to generating service revenue, kbd/Technic often serves as a referral source for other Kirk & Blum divisions. Customers include General Motors, Ford, Baldwin Graphic Products, Emtec, and Heidelberg & Harris.

CECO Filters, Inc.

         Filters is located in Conshohocken, Pennsylvania. Filters manufactures and sells industrial air filters known as fiber bed mist eliminators. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated in a point source emission or otherwise. The principal functions that can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Filters' filters are used by, among others, the chemical and electronics industries; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acid; electric generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators.

         Filters holds a US Patent for a device with the trade names of the N-SERT(R) and X-SERT(R) prefilter. This device is used to protect the filter's surface from becoming coated with insoluble solids. Field performance has demonstrated the effectiveness of this device. Filters also holds a patent for its N-ESTED(R) multiple-bed fiber bed TWIN-PAK(R) filter, which permits an increase in filter surface area of 60% or more, thus decreasing energy consumption and improving collection efficiency. The device also permits the user to increase the capacity of the emission-generating source without an energy or major modification penalty.

         Filters' filters range in height from 2 to 20 feet and are typically either 16 or 24 inches in diameter. The cages used in Filters' filter assemblies may be stainless steel, carbon steel, titanium, fiberglass mesh or other specialty materials. The filter material used in approximately 75% of Filters' filters is fiberglass, which may be purchased in various grades of fiber diameter and chemical resistance depending on the specific requirements of the customer. Filter material may also be made of polyester, polypropylene or ceramic materials. Filters' filters are manufactured with different levels of efficiency in the collectibility of particulates, depending on the requirements of the customer.

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

         Filters has exclusive rights to engineer, market and sell the patented Catenary Grid(R) scrubber. This device is designed for use with heat and mass transfer operations and particulate control. Filters designs complete systems centered around these devices.

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

         During 1999 and into 2000, Filters continued to implement the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This strategy enables Filters to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied. It also allows Filters the flexibility to sell or rent the systems. The rental approach allows Filters to reuse the units after cleaning and repacking, resulting in a higher return on capital employed.

Air Purator Corporation

         APC, a wholly owned subsidiary of Filters, is engaged in the manufacture of specialty needled fiberglass fabrics. Some of the fabrics are coated to permit their use in certain highly corrosive applications. The fabrics are typically used in a particulate collection device known as a pulse-jet baghouse, which is fabricated, by a number of companies. Before APC's fabric is placed into the baghouse, the fabric will generally be sewn into a shape resembling a tube closed at one end, called a bag. The bag is then placed in an enclosed cylindrical apparatus known as a bag holder. APC primarily sells its fabrics to the bag fabricator. Other applications include the recovery of valuable materials such as carbon black. There are many domestic and foreign fabricators with which APC deals. APC's flagship product line is known in the field under the Huyglas(R) trade name. Other products include Dynaglas(R) and Huyflex products.

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

         APC is presently engaged in the development of additional products based on its proprietary technology. In conjunction with the corporate-wide sales and marketing efforts, sales personnel are vigorously pursuing various applications outside of uses traditionally associated with such fabrics. Several new products are currently being tested, but APC is unable to predict whether these efforts will result in the successful development of marketable products.

New Busch Co., Inc.

         Busch, a wholly-owned subsidiary of Filters, is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products, and providing manufacturer's representative services to certain companies or manufacturers. Busch consists of two divisions: Busch INTERNATIONAL and Busch MARTEC. In 1999 and 2000, Busch generated approximately 58% and 48% of Filters' consolidated net sales, respectively.

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

         Busch INTERNATIONAL is considered a premier supplier of custom engineered solutions for the control of fume and oil mist emissions from steel and aluminum rolling mills. Busch's Fume-Shield(TM) systems are designed and supplied by Busch and are devised to contain, capture, convey, and clean contaminated air. Busch INTERNATIONAL fume exhaust systems and air-curtain hoods are designed to provide high efficiency control of oil mist and fumes.

         Busch INTERNATIONAL also designs, manufactures and supplies ventilation and other air handling equipment for industrial use. It also provides systems for corrosion protection, fugitive emissions control, evaporative cooling, oil mist collection, mill building ventilation, crane cab ventilation and other air handling applications. Some of these air handling units are the MRV-80(TM), MRV-81(TM), N-DUR-AIR(TM), RE-TREAT(R), PCR(TM) and CR(TM) series.

         Busch INTERNATIONAL'S patented JET*STAR(TM) heat and transfer device is an excellent strip cooler, strip dryer, coil cooler, and strip blow-off system and is gaining significant market penetration for its ability to rapidly cool or heat metal or other materials. Busch believes that the rapid cooling permits higher throughput than competitive processes. Busch is presently involved in supplying JET*STAR(TM) for new and upgrade mill construction work.

         Busch MARTEC acts as a manufacturers' representative with manufacturers for air and fluid products. Busch MARTEC does business almost exclusively in the Pittsburgh and tri-state area. Busch MARTEC also supplies certain products to the other Busch division.

U.S. Facilities Management

         In 1999, Filters closed its U.S. Facilities Management operation.

Customers

         No customers comprised 10% or more of the Company's consolidated net revenues for 2000 or 1999.

         Because the demand for Filters' filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond Filters' control, Filters is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

         While Filters is exploring targeting larger industrial markets, Filters is also continuing to service specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than Filters. During 2000, Filters partnered with Kirk & Blum to offer Filters customers a turnkey package. Whereas, Filters performs the design and build capabilities and Kirk & Blum performs the field installation. In the year ended December 31, 2000, Filters and its subsidiaries continued to develop additional market areas, including storage facility vent emission control and its related odor control, new dry particulate emission control and combination scrubber-fiber bed filter systems, while also implementing changes to reach larger industrial markets, such as machining, automotive and asphalt markets. In recent years, Filters added capabilities to penetrate the semiconductor and printed circuit board markets through its filter technology and its patented scrubbers.

Other Aspects of the Kirk & Blum Acquisition

Employment Agreements, Bonuses and Stock Purchase Warrants

         In connection with such acquisition, CECO Group entered into a five-year employment agreement with Richard J. Blum. Lawrence J. Blum and David
D. Blum entered into five-year employment agreements with Kirk and Blum. These employment agreements also provide for annual salaries of $206,000, $100,000 and $154,000, respectively, for the three Blums. These agreements granted Richard, Lawrence and David Blum warrants to purchase 448,000, 217,000 and 335,000 shares of common stock of the Company, respectively, at $2.9375, the closing price of the Company's common stock on December 7, 1999. These warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999. The warrants have a term of ten years. In addition, the employment agreements provide that each of the Blums will be paid a bonus with respect to each of the fiscal years ended as of December 31, 2000, 2001, 2002, 2003 and 2004 equal to, in the aggregate, (i) 25% of the net income of the Company before interest and taxes in excess of $4,000,000 as reported on the Company's audited financial statements filed with the Securities and Exchange Commission with respect to such year, less (ii) the contribution made on behalf of such employees to any profit sharing or 401(k) plan by the Company, CECO Group, Kirk & Blum or any affiliate (other than contributions made by the employees) with respect to such fiscal year. Of such aggregate bonus, Richard J. Blum will receive 44.8%, Lawrence J. Blum will receive 21.7% and David D. Blum will receive 33.5%.

         Additionally, none of these bonuses will be paid if the Company or CECO Group is in default under any financing agreement with any bank or other financial institution or any other material agreement to which the Company or CECO Group is a party, or if the payment of such bonus would cause the Company or CECO Group to be in default under any such agreement. If no bonuses are paid as a result of the operation of the foregoing sentence, the unpaid bonuses will accrue interest at the rate of 8% per annum. Any accrued and unpaid bonuses and interest will be paid as soon as the Company or CECO Group ceases to be in default under such agreements and such payment would not cause a default under any such agreement. The payment of these bonuses is also subject to a subordination agreement in favor of the banks providing the financing described below. In connection with the results of operations from 2000, no bonuses were earned by the Blums.

Bank Financing

         The financing for the transaction was provided by a bank loan facility in the amount of $25 million in term loans and a $10 million revolving credit facility. The $14.5 million term loan has a maturity of November 30, 2004; the $8.5 million term loan has a maturity of May 31, 2006; and the $2 million term loan has a maturity of 90 days after December 7, 1999. Interim payments of principal are required with respect to the $14.5 million and the $8.5 million term loans. The Company borrowed against the cash value of life insurance owned by Kirk & Blum in order to repay the $2 million term loan. The bank loan facility was provided by PNC Bank, National Association, The Fifth Third Bank and Bank One, N.A. (the "Bank Facility").

         In addition, as a condition to obtaining the bank financing, the Company placed $5 million of subordinated debt. The proceeds of the bank loans and the additional $5 million of subordinated debt were used to pay the purchase prices for Kirk & Blum and kbd/Technic, and to pay expenses incurred in connection with the acquisitions, to refinance existing indebtedness and for working capital purposes. In connection with these loans, the banks providing the loan facility received a lien on substantially all the assets of the Company and its subsidiaries.

         The senior secured credit facility was amended in March 2001 by reducing the requirements under several financial covenants as of December 31, 2000 and for the four quarters in 2001, raising interest rates on the Company's borrowings by 0.5%, and reducing the total amount available under the revolving line to $9 million. Additionally, the Company is required to make additional prepayments against the term loans of $.5 million by June 30, 2001 and September 30, 2001 and $1 million by December 31, 2001. In consideration for this amendment, additional fees were paid to the bank group and additional fees are payable to the bank group unless the Company raises additional capital by a specified time period. In addition, the Company agreed to pledge its Peerless Manufacturing Company common stock as additional collateral and any proceeds from the sale or other disposition of such stock will be applied against the additional prepayments to reduce the principal balance under the term loan portion of the facilities. The Company would not have been in compliance with the financial covenants had the amendment not been made.

Subordinated Debt

         The subordinated debt was provided to the Company in the amount of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp., $.5 million by ICS Trustee Services, Inc. and $.5 million by Harvey Sandler. ICS Trustee Services, Inc. and Harvey Sandler are not affiliated with the Company. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder and 50% by Jason DeZwirek, Phillip DeZwirek's son and a director and secretary of the Company and a major stockholder of the Company. The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually subject to the subordination agreement with the banks providing the financing referred to above.

         In consideration for the subordinated lenders making the Company the subordinated loans, the Company issued to the subordinated lenders warrants to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share, the closing price of the Company's common stock on the day that the subordinated lenders entered into an agreement with the Company to provide the subordinated loans. The warrants are exercisable from June 6, 2000 to December 7, 2009. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of common stock of the Company into which the warrants are convertible.

         In March 2001, the subordinated notes were amended so that the Company has the option to convert the outstanding principal balance of the notes (and accrued interest) into shares of its common stock. The Company's right to prepay the outstanding principal balance of the notes prior to its scheduled maturity was eliminated.

The kbd/Technic, Inc. Voting Trust

         kbd/Technic may engage in engineering services in the State of Ohio and in other states. In order to be a corporation licensed to perform engineering services in the state of Ohio, Ohio law requires that a majority of the stock of kbd/Technic be owned by a licensed engineer. CECO Group has therefore arranged that the stock of kbd/Technic be owned by a voting trust of which Richard J. Blum, the president of CECO Group and the Company, is the trustee. CECO Group remains the beneficial owner of 100% of the stock of kbd/Technic.

Peerless Manufacturing Company

         The Company purchased 177,900 shares of the common stock of Peerless Manufacturing Company ("Peerless"), which represented 12.25% of the outstanding Stock of Peerless during 1999. The Company acquired the common stock for purposes of pursuing the possibility of acquiring the majority or all of the stock of Peerless. The Company subsequently sold 113,300 shares of Peerless through December 31, 2000 and is no longer intending to purchase additional shares for the purpose of obtaining control.

Government Regulations

         The Company and its subsidiaries have not been materially impacted by existing government regulation, nor is the Company aware of any probable government regulation that would materially affect its operations. The Company's costs in complying with environmental laws have been negligible.

         During 2000 and 1999, the Company estimates that $.1 million and $33,000 respectively, had been expended on research and development programs. Such costs are generally included as factors in determining pricing.

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

         With respect to Filters' products, Monsanto Corporation may be larger in the fiber bed mist eliminator industry. Monsanto's financial resources are considered far greater than Filters, and Monsanto can undertake much more extensive marketing and advertising programs than Filters. Monsanto is also a competitor of Busch. Certain other competitors also have greater financial resources than Filters.

         Filters competes by stressing its exclusive products, including SITE-PAK(R) segments that permit on-site filter media replacement capability and prefilters, its patented product that protects the surface of a fiber bed filter from becoming plugged with solids, and its patented multiple-bed fiberbed filters that dramatically increase the surface area of a filter. In addition, the Company believes that Filters is the only U.S. manufacturer of fiber bed mist eliminators whose filter material can be replaced on-site by a customer. The Company believes that Filters is price competitive within the market for filters with similar efficiency.

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

         Filters and its subsidiaries each face substantial competition. APC and Filters each face competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Gore-Tex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

         Kirk & Blum markets its ventilation systems through direct solicitation of existing customers and through its marketing personnel. Kirk & Blum also utilizes some finders' arrangements.

         Filters and its subsidiaries' marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. Filters and its subsidiaries also utilize direct mail solicitation and selected advertising in trade journals and product guides and trade shows.

         Filters and its subsidiaries also utilize sales representatives located in the United States, Canada and overseas and Special Sales Directors, each focused on specific industries. Busch, in addition to using direct solicitation and some sales representatives, also participates in industrial shows. Filters' subsidiaries have increased sales personnel and have added representatives in the United States, United Kingdom and Brazil.

Employees

         CECO Group and its subsidiaries had 663 full-time employees and 5 part-time employees as of December 31, 2000. None of the Company's employees are currently unionized other than certain employees of Kirk & Blum. As of December 31, 2000, Kirk & Blum had 471 union employees in sixteen separate locals. Kirk & Blum is a party to sixteen union contracts; fourteen are with different locals of the Sheet Metal Workers International Association and two are with the Pipe Fitters. Two of the contracts expired in May 2000. Four of the contracts expire during 2001, one in March, one in April, one in May and another in June. The remaining ten contracts expire at various times during 2002. The Company considers its relationship with its employees to be satisfactory.

Key Employees

         The operations of the Company are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of its key executives could have a material adverse effect upon the operations of the Company.

Product Liability Insurance

         The Company's subsidiaries carry product liability insurance covering its respective products, excluding environmental liability.

Patents

         Filters currently holds one US patent for its N-SERT(R) and X-SERT(R) prefilters. Filters also holds a patent on its Twin Pak(R) multiple bed fiberbed filter and an exclusive world-wide license to the patent on the Catenary Grid(R) scrubber, Ultra-violet Enhanced Cantenary Grid(R) scrubber, and the Narrow Gap Venturi(R) scrubber, along with fluoropolymer media for diffusion filtration. APC holds two patents on the Huyglas material. All of the prefilters, the multiple bed units and the Huyglas material have contributed to Filters' performance during 2000. Busch holds an exclusive license to the patent on the JET*STAR(TM) strip cooler, strip dryer, coil cooler, and strip blow-off systems. Busch also holds an exclusive license on the patent on the flexible nozzle material used in connection with the JET*STAR(TM) systems and the process of using water in addition to air used in the JET*STAR(TM) systems. There is no assurance that measurable revenues will accrue to the Company or its subsidiaries as a result of their patents or licenses.

Shares of Filters owned by CECO Group

         As of December 31, 2000, the CECO Group owned 6,439,606 shares of Filters, representing 93.8% of Filters' common stock. CECO Group may consider purchasing additional shares of Filters common stock if such additional shares become available at a price that CECO Group considers reasonable.

Acquisition of Company Stock by the Company

         During 2000, the Company purchased 566,000 shares of Company common stock as treasury shares at a total cost of $1.2 million from the former president of CECO Filters, Inc. and his family in connection with his resignation that was effective June 30, 2000. Additionally, the Company made open market purchases of 60,000 shares of its common stock in 2000.

Item 2.  Properties

         The Company maintains its executive offices in Toronto, Ontario and its operating offices in Cincinnati, Ohio.

         Kirk & Blum's headquarters are located in Cincinnati, Ohio at a 236,178 square foot facility owned by Kirk & Blum. Functions performed in this facility include operating management, sales, manufacturing and design. Located in this facility are manufacturing capabilities for custom metal fabrication component parts, as well as the headquarters of kbd/Technic and manufacturing for air pollution control systems.

         Kirk & Blum also owns a 30,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky, and a 33,400 square foot facility in Lexington, Kentucky.

         Kirk & Blum leases a 28,920 square foot facility in Columbia, Tennessee and an 18,225 square foot facility in Greensboro, North Carolina. The lease for the Columbia property has current annual rent payments of $92,500 expiring August 2005. The Greensboro facility lease has annual lease payments of $52,404 and is renewed on an annual basis.

         Filters owns a plant facility in Conshohocken, Pennsylvania. On March 16, 1999, CECO refinanced the property with a seven year commercial mortgage from PNC Bank, National Association at 7.75%, which was repaid in December 1999.

         Filters, for APC's operations, leases 11,500 square feet of space from BTR North America, Inc. for the premises in Taunton, Massachusetts for annual rental of $54,625. This lease expires on February 28 of each year and is renewable yearly upon mutual consent and APC continues to lease the premises as a tenant-at-will.

         Busch maintains its offices in Pittsburgh, Pennsylvania. The lease that Busch was assigned in connection with the acquisition of the Busch assets, is dated January 10, 1980 and extends through July 31, 2002. The lease is for approximately 12,000 square feet at an annual rental of $82,398. The rental amount was adjusted commencing August 1, 2000 to increase the annual rental to $85,694. Andrew M. Halapin, the former principal owner of Busch, is the beneficial owner of the property in which Busch's offices are located.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on November 22, 2000. At the meeting, the Company's five directors were elected, and the appointment of Deloitte & Touche LLP as the Company's accountants was ratified. The votes for each of the directors were 5,827,335, with 18,200 against and 21,400 abstentions. The votes for the appointment of Deloitte & Touche LLP was 5,824,122, with 21,413 against and 16,525 abstentions.

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


     CECE Common Stock - Bids                      CECE Common Stock - Bids
     ------------------------                      ------------------------
1999              High           Low           2000             High         Low
----              ----           ---           ----             ----         ---
1st Quarter       $4.50          $2.25         1st Quarter      $3.375       $2.0625
2nd Quarter       $4.625         $3.00         2nd Quarter      $2.9375      $2.00
3rd Quarter       $3.75          $2.0625       3rd Quarter      $2.50        $2.00
4th Quarter       $4.00          $1.7188       4th Quarter      $2.3125      $1.125

2001
----
1st Quarter       $2.125         $1.4375
(through March 19, 2001)

(b) The approximate number of beneficial holders of common stock of the Company as of March 19, 2001 was 1,700.

(c) The Company has paid no dividends during the fiscal year ended December 31, 1999 or the fiscal year ended December 31, 2000. The Company does not expect to pay dividends in the foreseeable future. The Company and its subsidiaries are parties to various loan documents, which prevent the Company from paying any dividends.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

         The principal operating units of CECO Environmental Corp. (the "Company") are The Kirk & Blum Manufacturing Company ("Kirk & Blum"), kbd/Technic, Inc. ("kbd/Technic"), CECO Filters, Inc. ("Filters"), Air Purator Corporation ("APC") and New Busch Co., Inc. ("Busch") which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems and particle and chemical control technologies. The Company operates in two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.

The Company's Systems segment consists of Kirk & Blum, kbd/Technic and Busch. Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems, which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch is engaged in providing system-based solutions for industrial ventilation and air pollution control problems by designing, fabricating, supplying equipment and installing equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(TM) cooling system. kbd/Technic is a specialty-engineering firm concentrating in industrial ventilation. kbd/Technic provides air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

         The Company's Media segment consists of Filters and APC. Filters manufactures and markets filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Filters offers innovative patented technologies such as the Catenary Grid(R) and the Narrow Gap Venturi(R) scrubbers, which are designed for use with heat and mass transfer operations and particulate control. APC designs and manufactures high performance filter media for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto (including Note 19, Segment and Related Information) and other financial information included elsewhere in this report.

Results of Operations

         The Company's consolidated statement of operations for the years ended December 31, 2000 and 1999 reflect the operations of the Company, consolidated with the operations of its subsidiaries. At December 31, 2000, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statement of operations.

         The following table sets forth line items shown on the consolidated statement of operations, as a percentage of total net sales, for the years ended December 31, 2000 and 1999. This table should be read in conjunction with the consolidated financial statements and notes thereto.
                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                          2000            1999
                                                          ----            ----
Net Sales                                                100.0           100.0
Costs and expenses:
     Cost of sales                                        79.9            62.6
     Selling and administrative                           15.5            32.2
     Depreciation and amortization                         2.4             3.2
                                                       -------         -------
                                                          97.8            98.0
Income from continuing operations before
     investment income and interest expense                2.2             2.0
Investment income                                           .9             2.2
Interest expense                                           4.2             5.4
                                                       -------         -------
Income (loss) from continuing operations before
     income taxes and minority interest                   (1.1)           (1.2)
Provision (benefit) for income taxes                        .3              .7
                                                       -------         -------
Income (loss) from continuing operations before
     minority interest                                     (.8)           (1.9)
Minority interest                                           .0              .0
                                                       -------         -------
Income (loss) from continuing operations                   (.8)           (1.9)
Loss from discontinued operations                           .0            (2.3)
                                                       -------         -------
Net loss                                                   (.8)           (4.2)
                                                       =======         =======

Net Sales

         Consolidated net sales increased 300% for the twelve months ended December 31, 2000 to $89.8 million, up $67.4 million over 1999. The increase in 2000 was due to the combination of increased revenue from the Systems segment, principally due to the positive impact from the acquisition of Kirk & Blum and kbd/Technic in December 1999, offset by a decrease in revenue from the Media segment.

         Systems segment revenue increased by $69.2 million during 2000. The primary factors for this increase were the inclusion of Kirk & Blum and kbd/Technic offset by lower revenue generated by Busch. The Company's newly acquired Kirk & Blum operating unit generated increased revenue over its 1999 levels. The decline in revenue from Busch is principally due to a general decline in the metals industry and a decline in demand at rolling mills for fume exhaust systems and Busch's proprietary JET*STAR(TM) cooling technology. However, both the inquiry level and the order level increased late in 2000 for the aluminum segment of the metals industry.

         Media segment sales reflect a decline of $1.2 million primarily due to a decline in the Company's high performance filter media unit, Air Purator Corporation. Sales to bag manufacturers that use the filter media in pulse jet baghouses slowed during 2000 due in part to inventory rationalization and increased competition from lower priced filter media. The Company believes that its filter media has better performance characteristics in high temperature use applications than its competition and is pursing this avenue in its marketing approach.

Gross Profit

         Gross profit increased $9.7 million to $18.1 million in 2000 compared with $8.4 million in 1999. Gross profit, as a percentage of revenues, was 20.2% in 2000 compared with 37.4% in the prior year. The decline is attributable to the mix of increased sales from lower margin Systems segment sales and decreased sales from the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit represents a significant portion in the Company's total revenue and operates at lower margins. Subsequent to year-end, Kirk & Blum identified a potential loss on a contract in progress as of December 31, 2000 with a major industrial company and recorded a $.6 million reserve in the fourth quarter of 2000. The Company is attempting to recover this loss from the customer. This loss has not been reduced for a potential recovery as the amount of recovery is not reasonably determinable as of December 31, 2000.

Expenses

         Selling and administrative expenses increased by $6.7 million to $13.9 million in 2000 due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses, as a percentage of revenues for 2000 and 1999, were 15.5% and 32.2%, respectively. A substantial portion of these expenses, which are considered fixed, have been under review by Management for cost savings opportunities resulting from administrative efficiencies that could be realized from consolidating the Company's operating headquarters in Cincinnati, Ohio. Additionally, variable selling expenses have been under review to better align compensation of sales personnel with performance. In 2000, Management identified overhead reductions at an annualized rate of approximately $1 million. Savings that should be realized from this realignment and cost reduction efforts have favorably affected results in 2000 by approximately $.4 million. Management believes that the balance of overhead reductions should be realized in 2001.

         Depreciation and amortization increased by $1.4 million to $2.2 million in 2000 primarily due to the larger base of depreciable and amortizable assets and the goodwill resulting from the acquisition of Kirk & Blum and kbd/Technic.

Investment Income

         Investment income increased by $.3 million to $.8 million during 2000 compared with $.5 million in 1999. The increase in investment income resulted from interest income, dividend income, net realized gains and net unrealized appreciation in investments. At December 31, 2000, the Company's most significant investment was 64,600 shares of Peerless Manufacturing Company common stock which is listed on the Nasdaq Stock Market(R) traded under the symbol PMFG. The closing price of the Peerless stock was $15.50 per share as of December 31, 2000.

Interest Expense

         Interest expense increased by $2.6 million to $3.8 million during 2000 compared with $1.2 million in 1999 principally due to higher borrowing levels, increased rates under the newly established bank credit facilities, and subordinated and related party debt. The bulk of such debt was incurred in connection with the acquisition of Kirk & Blum and kbd/Technic. In August 1999, the Company issued a demand note and warrants to purchase 1 million shares of common stock to a related party. The inherent discount associated with the value for the warrants was immediately amortized, and $.6 million of interest expense was recognized in the quarter ended September 30, 1999. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000, the holder cancelled the warrants after repayment of the debt.

Income Taxes

         Federal and state income tax benefit was $.3 million in 2000 compared with a tax provision of $.2 million in 1999. The 29.4% effective income tax benefit rate in 2000 was less than the statutory rate primarily due to non-deductible goodwill amortization relating to investments in Filters, Kirk & Blum and kbd/Technic.

Discontinued Operations

         Discontinued operations reflect the closure of the operations of the Company's subsidiary US Facilities Management during 1999. Operating losses and disposal costs, net of income tax benefits and minority interest totaled $.5 million in 1999.

Net Loss

         Net loss for the year ended December 31, 2000 was ($.7 million) compared with a net loss of ($.9 million) in 1999.

Backlog

         The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months. The Company's backlog, as of December 31, 2000, was $12.1 million. The Systems segment provided over 90% of the backlog. There can be no assurance that backlog will be replicated or increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control. The Company's operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling price over the life of the product as competition increases and the Company's dependence on efforts of intermediaries to sell a portion of its product.

Financial Condition, Liquidity and Capital Resources

         On December 7, 1999, the Company acquired Kirk & Blum Manufacturing Company and kbd/Technic, Inc., which are engaged in the design, fabrication, and installation of specialized ventilation systems and related engineering and technical services. Both Companies became wholly owned subsidiaries of the Company. The Company paid cash totaling approximately $25 million to owners of Kirk & Blum and kbd/Technic and the Company assumed debt obligations of Kirk & Blum and kdb/Technic totaling $5 million. The transaction was accounted for as a purchase. The activity of Kirk & Blum and kbd/Technic has been included with the Company's consolidated results of operations from December 7, 1999. The purchase price has been allocated to Kirk & Blum and kbd/Technic balance sheets based on independent appraisals of the various assets acquired. Approximately, $3.1 million of intangibles, including Kirk & Blum's trade name and the valuation of its workforce, are included in the Company's consolidated balance sheet as of December 31, 2000 and 1999 relating to these acquisitions. Under the terms of an escrow agreement entered into among the Company and the owners of Kirk & Blum, the Company received $.3 million during the second quarter of 2000 as a post-closing price adjustment.

         At December 31, 2000, cash and cash equivalents and marketable securities totaled $1.7 million compared with $3.8 million at December 31, 1999. Cash provided by operating activities for the year ended December 31, 2000 was $2.6 million compared with cash used of $.8 million for the same period in 1999. In December 1999, the Company consummated new credit facilities totaling $38.0 million under a senior secured syndicated banking facility of $33.0 million maturing in 2004 - 2006, and $5.0 million of subordinated debt maturing in 2006 to finance the acquisition of Kirk & Blum and kbd/Technic and refinance its existing $8 million credit facility and working capital. The bank credit facility allows the Company, subject to certain financial covenants, to borrow for its general corporate needs, including acquisitions. Borrowings under this arrangement bear interest at a Libor based rate from 30 - 180 days or based upon the bank's prime rate at the Company's designation.

         The Company's investment in marketable securities consisted principally of its investment in Peerless Manufacturing Company and other investments with a value of $1.0 million on December 31, 2000.

         Total bank and related debt as of December 31, 2000 was $26.4 million, a decrease of $1.5 million, due to net repayments under bank credit facilities and payments made with respect to other notes payable. Unused credit availability at December 31, 2000, was $5.0 million under the Company's bank line of credit.

         The senior secured credit facility was amended in March 2001 by reducing the requirements under several financial covenants as of December 31, 2000 and for the four quarters in 2001, raising interest rates on the Company's borrowings by 0.5% and reducing the total amount available under the revolving line to $9 million. Additionally, the Company is required to make additional prepayments against the term loans of $.5 million by June 30, 2001 and September 30, 2001 and $1 million by December 31, 2001. In consideration for this amendment, additional fees were paid to the bank group and additional fees are payable to the bank group unless the Company raises additional capital by a specified time period. In addition the Company agreed to pledge its Peerless Manufacturing Company common stock as additional collateral and any proceeds from the sale or other disposition of such stock will be applied against the additional prepayments to reduce the principal balance under the term loan portion of the facilities. In March 2001, the subordinated notes were amended granting the Company the option to convert the unpaid principal balance (and accrued but unpaid interest) of the notes into shares of common stock at an initial conversion price of $ 2.00 per share. The conversion price is subject to adjustment upon the occurrence of certain corporate events. In addition, the Company's right to prepay the holders prior to its scheduled maturity was eliminated.

         Investing activities used cash of $.3 million during 2000 compared with $25.9 million for the same period in 1999. The Company acquired the Kirk & Blum Manufacturing Company and kbd/Technic for $25 million cash plus assumed debt of $5 million on December 7, 1999. During the second quarter of 2000, the Company received $.3 million as a post-closing price adjustment related to its December 1999 acquisition of Kirk & Blum and kbd/Technic. Capital expenditures for property and equipment and intangibles were $.6 million and $.4 million for the years ended December 31, 2000 and 1999, respectively. Expenditures in 2000 were primarily for manufacturing and engineering equipment, and leasehold improvements. Capital expenditures for property and equipment are anticipated to be in the range of $.5 million to $.9 million for 2001 and will be funded by cash from operations, line of credit borrowings and/or lease financing.

         Financing activities used cash of $2.8 million during 2000 compared with $27.5 million of cash provided by financing during the same period of 1999. The Company incurred debt in 1999 to finance the acquisition of Kirk & Blum and kbd/Technic and to refinance existing debt. In the third quarter of 2000, the Company purchased 566,000 shares of its common stock as treasury shares at a total cost of $1.2 million from the former president of CECO Filters, Inc. and his family in connection with his resignation that was effective June 30, 2000. Additionally, current year financing activities included net borrowings under senior credit facilities and repayments of certain outstanding debt to Green Diamond Oil Corp. offset by proceeds from common stock issued under the Company's Employee Stock Purchase Plan.

         The Company believes that its cash, cash equivalents and marketable securities, cash flow from operations, and its credit facilities are adequate to meet the Company's cash requirements over the next twelve months.

New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires a Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

         SEC Staff Accounting Bulletin 101, "Revenue Recognition", effective for the year ended December 31, 2000, did not have a material impact on the consolidated financial statements.

Market Risk

         The Company's market risk includes the potential loss arising from adverse changes in interest rates. The Company's market risk from interest rates is the potential increase in fair value of long-term debt resulting from a change in interest rates.

         At December 31, 2000, the fair value of the Company's long-term debt approximates market. The Company's market risk is estimated as the potential increase in fair value resulting from a hypothetical one-half percent change in interest rates and amounts to approximately $.1 million.

Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, the Annual Report to Shareholders, Form 10-QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

         The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. The Company wishes to caution investors that other factors might, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Item 7.  Financial Statements

         The Company's consolidated financial statements of CECO Environmental Corp. and subsidiaries for years ended December 31, 2000 and 1999 and other data are included in this Report following this page:

Cover Page                                                    F-1

Independent Auditors' Reports                                 F-2 to F-3

Consolidated Balance Sheet                                    F-4

Consolidated Statement of Operations                          F-5

Consolidated Statement of Shareholders'                       F-6
Equity

Consolidated Statement of Cash Flows                          F-7

Notes to Consolidated Financial Statements                    F-8 to F-24
for the Years Ended December 31, 2000
and 1999

                            CECO ENVIRONMENTAL CORP.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CECO Environmental Corp.

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP



Cincinnati, Ohio
March 30, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
CECO Environmental Corp.
Toronto, Ontario Canada


We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /S/ MARGOLIS & COMPANY P.C.
                                        ----------------------------
                                        Certified Public Accountants




Bala Cynwyd, PA
March 30, 2001

                            CECO ENVIRONMENTAL CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                2000                   1999
                                                                            ------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    664,155          $  1,134,792
  Marketable securities - trading                                              1,002,399             2,690,919
  Accounts receivable, net                                                    17,372,149            17,204,539
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                          5,099,359             2,951,773
  Inventories                                                                  2,372,811             2,173,010
  Prepaid expenses and other current assets                                      757,018               635,423
  Deferred income taxes                                                        1,123,408               647,600
                                                                            ------------          ------------
           Total current assets                                               28,391,299            27,438,056

Property and equipment, net                                                   13,586,851            14,244,457
Goodwill, net                                                                  8,478,743             8,917,290
Other intangible assets, net                                                   4,148,997             4,375,070
Deferred charges and other assets                                              1,289,915             1,473,054
                                                                            ------------          ------------
                                                                            $ 55,895,805          $ 56,447,927
                                                                            ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt (including related party
    of $800,000 in 1999)                                                    $  3,775,662          $  2,788,054
  Accounts payable and accrued expenses                                       11,808,182             9,685,938
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                          1,175,203               460,092
                                                                            ------------          ------------
           Total current liabilities                                          16,759,047            12,934,084
                                                                            ------------          ------------

Other liabilities                                                                703,608               713,003
                                                                            ------------          ------------

Debt, less current portion                                                    22,640,187            25,116,985
                                                                            ------------          ------------

Deferred income taxes                                                          5,263,927             5,374,501
                                                                            ------------          ------------

Minority interest                                                                 59,916                98,541
                                                                            ------------          ------------

Subordinated notes (convertible - see note 12, related party -
  $2,768,822 and $2,522,400, respectively)                                     3,461,026             3,172,695
                                                                            ------------          ------------

Preferred stock, $.01 par value; 10,000,000 shares
  authorized, none issued                                                           --                    --
Common stock, $.01 par value; 100,000,000 shares authorized, 8,639,792
  and 8,623,391 shares issued in 2000 and 1999, respectively                      86,398                86,234
Capital in excess of par value                                                12,591,617            12,560,667
Accumulated deficit                                                           (3,950,038)           (3,260,114)
Accumulated other comprehensive loss                                             (33,992)                 --
                                                                            ------------          ------------
                                                                               8,693,985             9,386,787
Less treasury stock, at cost, 753,920 and 137,920 shares, respectively        (1,685,891)             (348,669)
                                                                            ------------          ------------
                                                                               7,008,094             9,038,118
                                                                            ------------          ------------

Commitments and contingencies (Note 15)

                                                                            $ 55,895,805          $ 56,447,927
                                                                            ============          ============


The notes to consolidated financial statements are in integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                 2000                  1999
                                                                                             ------------          ------------
Net sales                                                                                    $ 89,816,829          $ 22,413,782
                                                                                             ------------          ------------

Costs and expenses:
  Cost of sales, exclusive of items shown separately below                                     71,719,822            14,026,730
  Selling and administrative                                                                   13,932,648             7,216,148
  Depreciation and amortization                                                                 2,154,572               729,333
                                                                                             ------------          ------------

                                                                                               87,807,042            21,972,211
                                                                                             ------------          ------------

Income from continuing operations before investment income and interest expense                 2,009,787               441,571

Investment income                                                                                 765,369               497,938
Interest expense (including related party interest of $711,980 and $670,333, respectively)     (3,807,453)           (1,220,795)
                                                                                             ------------          ------------

Loss from continuing operations before income taxes and minority interest                      (1,032,297)             (281,286)

Income tax provision (benefit)                                                                   (303,748)              151,362
                                                                                             ------------          ------------

Loss from continuing operations before minority interest                                         (728,549)             (432,648)

Minority interest in (income) loss of consolidated subsidiary                                      38,625                (1,112)
                                                                                             ------------          ------------

Loss from continuing operations                                                                  (689,924)             (433,760)
                                                                                             ------------          ------------

Discontinued operations:
  Loss from operations, net of $133,519 tax benefit                                                  --                (378,070)
  Loss on disposal, net of $46,381 tax benefit                                                       --                (131,331)
                                                                                             ------------          ------------
  Loss from discontinued operations                                                                  --                (509,401)
                                                                                             ------------          ------------

Net loss                                                                                     $   (689,924)         $   (943,161)
                                                                                             ============          ============

Basic net loss per share:
  Loss from continuing operations                                                            $       (.08)         $       (.05)
                                                                                             ============          ============

  Net loss per share                                                                         $       (.08)         $       (.11)
                                                                                             ============          ============

Diluted net loss per share:
  Loss from continuing operations                                                            $       (.08)         $       (.05)
                                                                                             ============          ============

  Net loss per share                                                                         $       (.08)         $       (.11)
                                                                                             ============          ============


The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Accumulated
                                         Capital in                         Other                                        Total
                               Common    Excess of      Accumulated     Comprehensive     Treasury                   Comprehensive
                                Stock    Par Value        Deficit           Loss            Stock          Total          Loss
                               --------- ------------   -----------      ---------      ------------    -----------    -----------

Balance, December 31, 1998      $ 86,234 $ 10,136,667   $(2,316,953)                    $   (348,669)   $ 7,557,279


Net loss for the year ended
  December 31, 1999                                        (943,161)                                       (943,161)   $  (943,161)


Stock warrants issued
  (see note 13)                             2,424,000                                                     2,424,000
                               --------- ------------   -----------      ---------      ------------    -----------    -----------

Balance, December 31, 1999        86,234   12,560,667    (3,260,114)                        (348,669)     9,038,118    $  (943,161)
                                                                                                                       ===========


Net loss for the year ended
  December 31, 2000                                        (689,924)                                       (689,924)   $  (689,924)

Issuance of common stock             164       30,950                                                        31,114

Treasury stock purchases                                                                  (1,337,222)    (1,337,222)

Other comprehensive loss:
  Minimum pension liability, net
    of tax of $22,659                                                    $ (33,992)                         (33,992)       (33,992)
                               --------- ------------   -----------      ---------      ------------    -----------    -----------

Balance, December 31, 2000     $  86,398 $ 12,591,617   $(3,950,038)     $ (33,992)     $ (1,685,891)   $ 7,008,094     $ (723,916)
                               ========= ============   ===========      =========      ============    ===========    ===========


The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                             2000                  1999
                                                                                        ------------          ------------
Cash flows from operating activities:
  Net loss                                                                              $   (689,924)         $   (943,161)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
  Loss from discontinued operations                                                             --                 509,401
  Depreciation and amortization                                                            2,154,572               729,333
  Deferred income taxes                                                                     (609,041)              (44,100)
  Minority interest                                                                          (38,625)                    -
  Gain on sale of marketable securities, trading                                            (631,618)              (95,684)
  Changes in operating assets and liabilities, net of acquired businesses:
    Marketable securities - trading                                                        2,320,138            (1,899,291)
    Accounts receivable                                                                     (167,610)             (807,546)
    Costs and estimated earnings in excess of billings on uncompleted contracts           (2,147,586)             (458,274)
    Inventories                                                                             (199,801)            1,568,999
    Prepaid expenses and other current assets                                               (121,595)               90,319
    Deferred charges and other assets                                                        (17,506)             (142,319)
    Accounts payable and accrued expenses                                                  2,122,244             1,532,080
    Billings in excess of costs and estimated earnings on uncompleted contracts              715,111            (1,196,709)
    Discontinued operations                                                                     --                 113,294
    Other                                                                                    (57,883)              197,975
                                                                                        ------------          ------------

           Net cash provided by (used in) operating activities                             2,630,876              (845,683)
                                                                                        ------------          ------------

Cash flows from investing activities:
  Acquisitions of property and equipment and intangible assets                              (559,763)             (439,844)
  Acquisitions of businesses, net of cash acquired                                              --             (25,488,445)
  Cash received from purchase price adjustment                                               253,550                  --
                                                                                        ------------          ------------

           Net cash used in investing activities                                            (306,213)          (25,928,289)
                                                                                        ------------          ------------

Cash flows from financing activities:
  Net borrowings on revolving credit facility                                              1,300,000             2,473,384
  Proceeds from issuance of stock                                                             31,114                  --
  Proceeds from issuance of debt                                                                --              29,012,392
  Repayments of debt                                                                      (2,789,192)           (6,714,828)
  Proceeds from borrowing against cash surrender value of life insurance                        --               2,773,168
  Purchases of treasury stock                                                             (1,337,222)                 --
                                                                                        ------------          ------------

           Net cash provided by (used in) financing activities                            (2,795,300)           27,544,116
                                                                                        ------------          ------------

Net increase (decrease) in cash and cash equivalents                                        (470,637)              770,144

Cash and cash equivalents at beginning of year                                             1,134,792               364,648
                                                                                        ------------          ------------

Cash and cash equivalents at end of year                                                $    664,155          $  1,134,792
                                                                                        ============          ============

                       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                              $  2,870,211          $    304,970
                                                                                        ============          ============
  Income taxes                                                                          $    253,865          $    503,684
                                                                                        ============          ============


The notes to consolidated financial statements are an integral part of the above statement.

                            CECO ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




1.       Nature of Business and Summary of Significant Accounting Policies

         Nature of business - The principal businesses of CECO Environmental Corp. (the "Company") provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and the following subsidiaries:

                                                            % Owned As Of
                                                           December 31, 2000
                                                           -----------------

         CECO Group, Inc. ("Group")                               100%
         CECO Filters, Inc. and Subsidiaries ("CFI")               94%
         The Kirk & Blum Manufacturing Company ("K&B")            100%
         kbd/Technic, Inc.                                        100%

         CFI includes two wholly-owned subsidiaries:
           Air Purator Corporation
           New Busch Co., Inc. ("Busch")

         All material intercompany balances and transactions have been eliminated. Minority interest represents minority shareholders' proportionate share of the equity in CFI.

         Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Claims - Claims are recognized as income by the Company when collectibility of the claim is probable and the amount can be reasonably estimated.

         Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Investments in marketable securities - The Company's investments in marketable securities are comprised of corporate common stock securities. All are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in investment income. Realized gains and losses are recorded based on the specific identification method. Gross unrealized gains included in marketable securities at December 31, 2000 and 1999 were $355,300 and $270,348, respectively.

         Inventories - The labor content of work-in-process and finished products and all inventories of steel of K&B (approximately 63% and 68% of total inventories at December 31, 2000 and 1999, respectively) are valued at the lower of cost or market using the last-in, first-out
         (LIFO) method. All other inventories of K&B and inventories of the other subsidiaries are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2000 and 1999.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       Nature of Business and Summary of Significant Accounting Policies -
         Continued

         Accounting for long-lived assets - The Company's policy is to assess the recoverability of long-lived assets when there are indications of potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

         Property and equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 12 to 40 years for building and improvements and 3 to 10 years for machinery and equipment.

         Intangible assets - Goodwill associated with the CFI and Busch acquisitions is being amortized on a straight-line basis over 40 years, and 20 years for the K&B acquisition. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 20 years.

         Deferred charges - Deferred charges primarily represent deferred financing costs which are amortized over the life of the related loan. Amortization expense was $203,100 and $55,000 for 2000 and 1999, respectively.

         Revenue recognition - Revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product.

         Revenues from contracts are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

         Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. In the year ended December 31, 2000, the Company provided for estimated losses on uncompleted contracts of $602,000. Such provision was recorded in the three months ended December 31, 2000.

         The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

         SEC Staff Accounting Bulletin 101, "Revenue Recognition," effective for the year ended December 31, 2000 did not have a material effect on the consolidated financial statements.

         Income taxes - Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

         Advertising costs - Advertising costs are charged to operations in the year incurred and totaled $188,066 and $87,168 in 2000 and 1999, respectively.

         Research and development - Research and development costs are charged to expense as incurred. The amounts charged to operations were $139,824 and $32,873 in 2000 and 1999, respectively.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.   Nature of Business and Summary of Significant Accounting Policies -
     Continued

     Earnings per share - The following table represents a reconciliation from basic weighted average common shares outstanding to diluted weighted average common shares outstanding. There are no adjustments to net loss for the basic or diluted earnings per share computations.

                                                             2000        1999
                                                           ---------   ---------

     Determination of shares:
     Basic weighted average common shares outstanding      8,195,140   8,485,471
     Assumed conversion of stock options and warrants              -           -
                                                           ---------   ---------

     Dilutive weighted average common shares outstanding   8,195,140   8,485,471
                                                           =========   =========


     The Company considers outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,929,400 and 6,228,120 shares for the years ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect.

     Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

     Stock-based compensation - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense in 2000 or 1999.

     Recent accounting pronouncements - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the impact of adopting SFAS No. 133 was not material to the Company's financial position, operations, or cash flows.

2.   Acquisition of Businesses

     On December 7, 1999, the Company purchased all of the issued stock of K&B and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25,000,000 plus the assumption of $5,000,000 of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. The aggregate purchase price of the net assets acquired was allocated to tangible and identifiable intangible assets, based upon the fair value, resulting in goodwill of $4,019,450. During the second quarter of 2000, the Company received $253,550 as a post-closing price adjustment related to this acquisition.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

2.       Acquisition of Businesses - Continued

         On a pro forma basis, unaudited results of operations for the year ended December 31, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:

                                                            December 31, 1999
                                                            ------------------

         Total revenues                                          $ 87,961,062
         Loss from continuing operations
             before taxes on income and minority interest            (274,917)
         Net loss                                                    (939,340)
         Basic and diluted net loss per share                            (.11)


         The increase in total revenues of $65,547,280 represents the inclusion of K&B and kbd/Technic, Inc. prior to the acquisition date. The increase in loss from continuing operations before taxes on income and minority interest includes pre-acquisition results from K&B and kbd/Technic, Inc. of $2,593,687 less additional interest expense of $2,587,318, which was calculated using the total borrowings and approximate interest rate on the bank credit facility at December 31, 1999. The net loss amount was adjusted for the above items at the approximate statutory tax rate.

         During 1999, the Company acquired, for cash, an additional 65,800 shares of CFI's common stock from unrelated third parties resulting in additional goodwill of approximately $34,000. As of December 31, 2000 and 1999, the Company owned approximately 94% of CFI's common stock.

3.       Discontinued Operations

         On March 31, 1999, the Company sold the contracts and customer list of Integrated Facilities Management ("IFM"), Inc. for $250,000. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments of $1,500 were to commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007. At December 31, 2000 and 1999, the note was fully reserved.

         The following is a summary of operating activity for this discontinued operation and the loss recorded in 1999 from the disposal of this operation:
                                                          December 31, 1999
                                                          -----------------

         Net Sales                                             $ 387,656
         Cost of revenues                                       (493,439)
         Operating Expenses                                     (431,032)
                                                                --------

         Loss from operations of discontinued operation         (536,815)
                                                                --------

         Impairment of goodwill                                 (166,932)
         Disposition costs                                       (19,543)
                                                                --------

         Loss from disposal of discontinued operation           (186,475)
                                                                --------

         Income tax benefit                                      179,900
         Minority interest                                        33,989
                                                                --------

                                                              $ (509,401)
                                                                ========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

3.       Discontinued Operations - Continued

         At December 31, 1999, basic and diluted net loss per common share related to the disposal of IFM was $(0.06) of which $(0.05) related to the loss from continuing operations and $(0.01) related to the loss on disposal. At December 31, 2000, there was no impact to basic or diluted earnings per share as a result of the disposal.

4.       Financial Instruments

         Fair value of financial instruments:

                                                                 2000                                1999
                                               --------------------------------------  ---------------------------------
                                                   Carrying              Fair              Carrying              Fair
                                                     Amount              Value               Amount              Value
                                               ------------------  ------------------  ------------------  -------------
         Financial assets:
           Cash and cash equivalents                $ 664,155           $ 664,155         $ 1,134,792        $ 1,134,792
           Marketable securities                    1,002,399           1,002,399           2,690,919          2,690,919

         Financial liabilities:
           Debt obligations                        26,415,849          26,415,849          27,905,039         27,845,227
           Subordinated notes (convertible)
             (See Note 12)                          3,461,026           3,461,026           3,172,695          3,172,695

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

         The Company is exposed to market risk from changes in interest rates. The Company's policy is to manage interest rate cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company may enter into interest rate swaps or other hedge type arrangements, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company has entered into an interest rate swap agreement to convert variable rate debt to a fixed rate (see Note 11). The Company uses settlement accounting for the swap whereby interest payments receivable and payable under the terms of the interest rate swap agreement are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability. The fair value of the swap at December 31, 2000 if the Company had terminated said agreement would have been a liability of approximately $220,000.

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

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

5.  Accounts Receivable

                                            2000           1999
                                        ------------   ------------

    Trade receivables                   $  3,661,932   $  3,418,326
    Contract receivables                  14,034,830     13,911,213
    Allowance for doubtful accounts         (324,613)      (125,000)
                                        ------------   ------------

                                        $ 17,372,149   $ 17,204,539
                                        ============   ============

    Balances billed, but not paid by customers under retainage provisions in contracts amounted to approximately $515,000 and $95,000 at December 31, 2000 and 1999, respectively. Receivables on contracts in progress are generally collected within twelve months.

    Provision for doubtful accounts was approximately $311,000 and $258,000 during 2000 and 1999, respectively.

6.  Inventories

                                              2000               1999
                                           ----------         ----------

    Raw material and subassemblies         $1,449,725         $1,328,175
    Finished goods                            734,033            626,033
    Parts for resale                          189,053            218,802
                                           ----------         ----------

                                           $2,372,811         $2,173,010
                                           ==========         ==========

7.  Costs and Estimated Earnings on Uncompleted Contracts


                                                        2000           1999
                                                   ------------    ------------
    Costs incurred on uncompleted contracts        $ 12,933,481    $  8,684,263
    Estimated earnings                                2,580,548       2,582,427
                                                   ------------    ------------
                                                     15,514,029      11,266,690
    Less billings to date                           (11,589,873)     (8,775,009)
                                                   ------------    ------------

                                                   $  3,924,156    $  2,491,681
                                                   ============    ============

    Included in the accompanying consolidated balance sheets under the following captions:

    Costs and estimated earnings in excess
      of billings on uncompleted contracts         $  5,099,359    $  2,951,773
    Billings in excess of costs and estimated
      earnings on uncompleted contracts              (1,175,203)       (460,092)
                                                   ------------    ------------

                                                   $  3,924,156    $  2,491,681
                                                   ============    ============

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


8.       Property and Equipment

                                                 2000              1999
                                             ------------      ------------

         Land                                $  1,597,342      $  1,597,342
         Building and improvements              5,746,853         5,725,069
         Machinery and equipment                9,711,537         9,220,480
                                             ------------      ------------
                                               17,055,732        16,542,891
         Less accumulated depreciation         (3,468,881)       (2,298,434)
                                             ------------      ------------

                                             $ 13,586,851      $ 14,244,457
                                             ============      ============

         Depreciation expense was $1,180,931 and $316,941 for 2000 and 1999, respectively.

9.       Goodwill and Other Intangible Assets

                                                   2000              1999
                                               -----------        -----------

         Goodwill                              $ 9,456,359        $ 9,555,970
         Less accumulated amortization            (977,616)          (638,680)
                                               -----------        -----------

                                               $ 8,478,743        $ 8,917,290
                                               ===========        ===========

         Non-compete agreements                $   700,000        $   500,000
         Patents                                 1,345,965          1,340,433
         Tradename and workforce                 3,150,000          3,150,000
                                               -----------        -----------
                                                 5,195,965          4,990,433
         Less accumulated amortization          (1,046,968)          (615,363)
                                               -----------        -----------

                                               $ 4,148,997        $ 4,375,070
                                               ===========        ===========

         Amortization expense was $770,541 and $357,392 for 2000 and 1999, respectively.

10.      Accounts Payable and Accrued Expenses

                                                       2000          1999
                                                   -----------   -----------

         Trade accounts payable                    $ 7,002,694   $ 4,763,219
         Compensation and related benefits           1,491,099     1,985,302
         Other accrued expenses                      3,314,389     2,937,417
                                                   -----------   -----------

                                                   $11,808,182   $ 9,685,938
                                                   ===========   ===========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

11.   Debt
                                                          2000         1999
                                                     ------------  ------------

      Bank credit facility                           $ 26,223,386  $ 26,673,384
      Pennsylvania Industrial Development Authority       192,463       219,263
      Loan payable to Green Diamond Oil Corporation          --         800,000
      Other                                                  --         212,392
                                                     ------------  ------------
                                                       26,415,849    27,905,039

      Less current portion                             (3,775,662)   (2,788,054)
                                                     ------------  ------------

                                                     $ 22,640,187  $ 25,116,985
                                                     ============  ============


      In December 1999, the Company obtained a bank credit facility aggregating $33,000,000 consisting of $23,000,000 in term loans and a $10,000,000 revolving credit line. Interest is charged based on the bank's prime or the Libor rate. The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. (see Note 2). The proceeds of the subordinated notes (see note 12) were used to refinance CFI's existing indebtedness and working capital.

      The revolving credit facility permits borrowings of up to the lesser of 1) $10,000,000 less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under this line were $5,027,000 and $6,327,000 at December 31, 2000 and 1999, respectively. Amounts borrowed under this line were approximately $4,973,000 and $3,673,000 at December 31, 2000 and 1999,
      respectively. The line of credit matures in 2004. The weighted average interest rates were 10.02% and 9.4% at December 31, 2000 and 1999, respectively.

      The term loans consist of a $14,500,000 and an $8,500,000 term facility with quarterly principal installments on the $14,500,000 facility of $437,500 commencing February 28, 2000, increasing to $700,000 in 2002, $875,000 in 2003 and $1,175,000 in 2004 with the final payment due November 2004; and quarterly principal installments on the $8,500,000 of $1,375,000 commencing February 2005 increasing to $1,500,000 in 2006 with the final payment due May 2006. The amount borrowed under the term loans were $21,250,000 and $23,000,000 at December 31, 2000 and 1999,
      respectively. The weighted average interest rates were 9.9% and 9.7% at December 31, 2000 and 1999, respectively.

      The credit facility was amended in March 2001 and effective December 31, 2000 by reducing minimum coverage under several financial covenants as of December 31, 2000 and for the four quarters in 2001, raising interest rates by .5%, and reducing the total amount available under the revolving line to $9 million. Additionally, the Company is required to make additional prepayments against the term loans of $.5 million by June 30, 2001 and September 30, 2001 and $1 million by December 31, 2001. In consideration for this amendment, additional fees were paid to the bank group and additional fees are payable to the bank group unless the Company raises additional capital by a specified time period. The Company agreed to pledge its Peerless Manufacturing Company common stock as additional collateral and proceeds thereof will be applied against the additional prepayments to reduce the principal balance under the term loan portion of the facilities. The Company would not have been in compliance with the financial covenants had the amendment not been made.

      In April 1992, the Company obtained a loan through the Pennsylvania Industrial Development Authority which is collateralized by a mortgage on the land and building of CFI. Principal and interest, at an annual rate of 3%, is paid quarterly over an amortization period of fifteen years ending in 2006.

      The debt financing obtained to purchase the Peerless common stock from Green Diamond Oil Corp. at an annual rate of 10% was paid during 2000. In connection with this financing, the stock warrants were issued to Green Diamond Oil Corp. to purchase 1 million shares of the Company's stock at an exercise price of $2.50 per share (market value at time of issuance), expiring in August 2009. The warrants were cancelled by the holder in September 2000. See note 13.

      Other includes notes payable with weighted average interest rate of 7.48% at December 31, 1999.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

11.      Debt - Continued

         At December 31, 2000, the Company had in place an interest rate swap agreement ("Swap"). The Swap had a notional amount of $10,625,000 under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the Swap. The Swap converted a portion of the credit facility from a floating rate obligation to a fixed rate obligation.

         Maturities of all long-term debt over the next five years after considering the amendment to the bank credit facility in March 2001, are estimated as follows:

                         2001                             $3,775,662
                         2002                              2,825,662
                         2003                              3,525,662
                         2004                             15,199,047
                         2005                              1,025,662

         The Company's property and equipment, accounts receivable, investments and inventory serve as collateral for its bank debt. The Company's debt agreements contain customary covenants and events of default.

12.      Subordinated notes (convertible)

         During December 1999, as part of the Company's refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), the Company obtained $4,000,000 of subordinated debt financing from Can-Med Technology, Inc., dba Green Diamond Oil Corp., a company beneficially owned by two major shareholders of the Company. In addition, the Company obtained $1,000,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrue semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement. The notes provide for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note
         13). The fair value of the warrants was determined to be $1,847,000 and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which coincides with the bank's term loan maturity date of May, 2006. The amortization of the discount was approximately $288,000 and $20,000 for the years ended December 31, 2000 and 1999, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

         In March 2001, subordinated debt notes were amended granting the Company the option to convert the unpaid principal balance (and accrued but unpaid interest) into shares of common stock at the initial conversion price of $2 per share. The conversion price is subject to adjustment upon the occurrence of certain corporate events.

13.      Shareholders' Equity

         Stock Option Plan

         The Company maintains a stock option plan for the employees of the Company and its subsidiaries. Generally, options are exercisable one year from the date of grant, at the rate of 20% each year over the following five years and expire between five and ten years of the date of grant. There are 1,500,000 shares of the Company's common stock that have been reserved for issuance under this plan.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


13.      Shareholders' Equity - Continued

         The status of the Company's stock option plan is as follows:

                                                        2000                      1999
                                                  Weighted Average          Weighted Average
                                                             Exercise                 Exercise
                                              Shares           Price    Shares          Price
                                            --------------  --------- -------------   --------
         Outstanding, beginning of year       268,120         $ 4.56     312,320        $ 4.46
         Granted                              130,000                         --
         Forfeited                           (243,720)                   (44,200)
                                            ---------                  ---------

         Outstanding, end of year             154,400           2.89     268,120          4.56
                                            =========                  =========

         Options exercisable at year end       23,640                     86,190
                                            =========                  =========

         Available for grant at end of year 1,345,600                  1,231,880
                                            =========                  =========

         At December 31, 2000, exercise prices for the above options range from $2.06 to $3.88. The weighted average remaining life is approximately 9 years. The weighted average exercise price of the options exercisable at December 31, 2000 is $3.88.

         The following table compares 2000 and 1999 results as reported to the pro forma results, considering both options and warrants discussed in the following paragraphs, had the Company adopted the expense recognition provision of SFAS No. 123:

                                                 2000             1999
                                            ---------------  ---------------

         Net loss
           As reported                      $    (689,924)  $    (943,161)
           Pro forma under SFAS No. 123        (1,543,306)     (2,108,408)

         Basic and diluted loss per share
           As reported                              (0.08)           (.11)
           Pro forma under SFAS No.123              (0.19)          (0.25)

         The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the proforma impact, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2000 and 1999 is 10 years. The risk free interest rate applicable for 2000 and 1999 is 6.5%. The expected volatility of the Company's stock used in 2000 and 1999 is .75. The expected dividend yield used in 2000 and 1999 is 0%.

         The weighted average fair values at the date of grant for options and warrants granted during 2000 and 1999 were $1.79 and $2.45, respectively.

         Employee Stock Purchase Plan

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of the Company's common stock, subject to certain limitations. The purchase price of each share is 85% of the lesser of its fair market value on the grant date or on the exercise date. The aggregate number of whole shares of common stock allowed to be purchased under the option shall not exceed 10% of the employee's base compensation. At December 31, 1998, 250,000 shares were available for purchase under the plan. During 2000, the Company issued 16,401 shares under this plan at an amount that approximated fair value. There were no shares issued during 1999.

         Warrants to Purchase Common Stock

         Former K&B Shareholders:

         In December, 1999, as part of their employment contracts, warrants were granted to three of the former owners of K&B to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants become exercisable at the rate of 25% per year over the four years following December 1999. The warrants have a term of ten years.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


13.      Shareholders' Equity - Continued

         Related Party and Other:

         In December, 1999, warrants were issued to the subordinated lenders (see Note 12) to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share which was the fair market value on the date granted. The warrants are exercisable from June, 2000 until December, 2009. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of the Company's common stock into which the warrants are convertible. Management of the Company valued the detachable stock warrants at $1,847,000 and discounted the subordinated debt obligations by such amount (see Note 12)and recorded additional capital in excess of par value at December 31, 1999.

         In August, 1999, warrants were issued to Green Diamond Oil Corp. in connection with the demand note of $800,000 (see Note 11) to purchase up to 1,000,000 shares of the Company's common stock for $2.50 per share, which was the fair market value on the date granted. Management of the Company valued the detachable stock warrants at $577,000 and discounted the demand note by such amount and recorded interest expense and additional capital in excess of par value at December 31, 2000. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and therefore, in September 2000, the holder cancelled the warrants after repayment of the debt.

         Chief Executive Officer:

         In January, 1999 and 1998, warrants were issued to the Chief Executive Officer to purchase 500,000 and 250,000 shares of the Company's common stock at an exercise price of $3.00 and $2.75 per share, respectively. In September 1998, warrants were issued to the Chief Executive Officer to purchase 250,000 shares of the Company's common stock. These warrants have an exercise price of $1.625 per share. In August 2000, warrants were issued to the Chief Executive Officer to purchase 500,000 shares of the Company's common stock at an exercise price of $2.06 per share. The warrants expire 10 years from the date of issuance.

         Consulting Agreement:

         In November, 1998, the Company entered into a one year consulting agreement with an option to renew for an additional year with unrelated third parties, to provide investor relations services to the Company. As compensation, the consultant received warrants to purchase 500,000 shares of the Company's common stock at $2 per share for the first 250,000 shares and $3 per share for the remaining 250,000 shares. In connection with this transaction, warrants were issued to an unrelated third party to purchase 700,000 shares of the Company's common stock at $2 per share for the first 450,000 shares and $3 per share for the remaining 250,000 shares. All such warrants expired without being exercised in November 2000. The value of the warrants was considered to be de minimis.

         Stock Options:

         In June, 1998, the Company granted options to a member of the Board of Directors to purchase 10,000 shares of the Company's common stock at $2.75 per share. The options became exercisable on February 1, 1999 and extend through June 30, 2008.

         In January 2000, the Company granted options to an officer of the Company to purchase 50,000 shares of its common stock at $2.50 per share. The options become exercisable at the rate of 20% per year over five years following January 2000. The options have a term of ten years.

         In April 2000, the Company granted options to certain key employees to purchase 75,000 shares of its common stock at $2.625 per share. The options become exercisable at the rate of 20% per year over five years following April 2000. The options have a term of ten years.

         In September 2000, the Company granted options to a member of the Board of Directors to purchase 5,000 shares of the Company's common stock at $2.0625 per share. The options become exercisable on March 18, 2001 and extend through September 18, 2010.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


14.      Pension and Employee Benefit Plans

         K&B sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

         K&B also sponsors a post-retirement health care plan for office employees. Effective January 1, 1990, the plan was amended and retirees after that date are not eligible to receive benefits under the plan. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

                                                                     Pension Benefits              Other Benefits
                                                                   2000           1999           2000           1999
                                                               -----------    -----------    -----------    -----------
         Projected benefit obligation at beginning of year     $ 3,743,941    $ 3,255,529    $   729,547    $   783,536
         Service cost                                              103,845        109,099           --             --
         Interest cost                                             253,238        249,270         45,697         51,348
         Actuarial (gain)/loss                                    (102,930)       157,099        (26,666)          --
         Amendments                                                   --          105,613           --             --
         Benefits paid                                            (254,341)      (132,669)       (98,164)      (105,337)
                                                               -----------    -----------    -----------    -----------
         Projected benefit obligation at end of year             3,743,753      3,743,941        650,414        729,547
                                                               -----------    -----------    -----------    -----------

         Fair value of plan assets at beginning of year          3,699,345      2,959,800           --             --
         Actual return/(loss) on plan assets                      (152,458)       772,214           --             --
         Employee contribution                                        --          100,000           --             --
         Benefits paid                                            (254,341)      (132,669)          --             --
                                                               -----------    -----------    -----------    -----------
         Fair value of plan assets at end of year                3,292,546      3,699,345           --             --
                                                               -----------    -----------    -----------    -----------

         Funded status                                            (451,207)       (44,596)      (650,414)      (729,547)
         Unrecognized prior service cost                            64,434         70,378           --             --
         Net transition obligation                                    --          (37,900)          --             --
         Unrecognized net actuarial loss (gain)                    408,438         52,751        (26,666)          --
                                                               -----------    -----------    -----------    -----------
         Prepaid (accrued) benefit cost                        $    21,665    $    40,633    $  (677,080)   $  (729,547)
                                                               ===========    ===========    ===========    ===========


         Amounts recognized in the balance sheet consist of:
           Prepaid benefit cost                                $    21,665    $    40,633    $      --      $      --
           Accrued benefit liability                              (121,085)          --         (677,080)      (729,547)
           Intangible asset included in deferred
             charges and other assets                               64,434           --             --             --
           Accumulated other comprehensive income                   56,651           --             --             --
                                                               -----------    -----------    -----------    -----------
         Net amount recognized                                 $    21,665    $    40,633    $  (677,080)   $  (729,547)
                                                               ===========    ===========    ===========    ===========

         Weighted-average assumptions of December 31:
           Discount rate                                                7%             7%             7%             7%
           Expected return on plan assets                             8.5%           8.5%            N/A            N/A

         Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


14.      Pension and Employee Benefit Plans - Continued

         The details of net periodic benefit cost included in the accompanying consolidated statements of income for the years ended December 31, 2000 and 1999 are as follows:

                                             Pension Benefits            Other Benefits
                                             2000         1999         2000         1999
                                          ---------    ---------    ---------   ---------
         Service cost                     $ 103,845    $ 109,099    $    --     $    --
         Interest cost                      253,238      249,270       45,697      51,348
         Expected return on plan assets    (308,022)    (245,501)        --          --
         Net amortization and deferral      (30,093)     (17,820)        --          --
                                          ---------    ---------    ---------   ---------

         Net periodic benefit cost        $  18,968    $  95,048    $  45,697   $  51,348
                                          =========    =========    =========   =========

         Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

         In connection with collective bargaining agreements, K&B participates with other companies in defined benefit pension plans. These plans cover substantially all of its contracted union employees not covered in the aforementioned plan. If K&B were to withdraw from its participation in these multi-employer plans, K&B would be required to contribute its share of the plans' unfunded benefit obligation. Management has no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying financial statements.

         Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2,262,000 and $107,000 for 2000 and 1999, respectively.

         K&B also sponsors a profit sharing and 401(k) savings retirement plan for non-union employees. The plan covers substantially all employees who have completed one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows K&B to make discretionary contributions and provides for employee salary derrerals of up to 15%. K&B provides matching contributions of 25% of the first 5% of employee contributions. Matching contributions and discretionary contributions were $386,000 and $31,000 during 2000 and 1999, respectively.

         CFI has a 401(k) Savings and Retirement Plan which covers substantially all employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. CFI matches 50% of the first 6%. Plan expense for the years ended December 31, 2000 and 1999 was $62,835 and $72,000, respectively.

         CFI also has a profit-sharing plan which covers substantially all employees. There were no contributions to the plan for 2000 and 1999.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

15.      Commitments

         Rent

         The Company leases certain facilities on a year-to-year basis. The Company also has future annual minimum rental commitments under noncancellable operating leases as follows:

                               2001            $304,212
                               2002             188,594
                               2003             146,035
                               2004              93,431
                               2005              53,521

         The Company leases a facility from the former President and chief operating officer of Busch who is the beneficial owner of the property with an annual base rental of $83,000 expiring July, 2002.

         Total rent expense under all operating leases for 2000 and 1999 was $382,000 and $340,000, respectively.

         Non-Compete Agreement

         In connection with the acquisition of Busch, the Company entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100,000 paid at the closing date, the agreement requires annual payments of $200,000 from 1998 through 2001. The related cost is being amortized ratably over the four-year period. The Company has an additional payment to the former shareholder of Busch due January 2002 of $450,000 for consulting services for a two-year period.

         Employment Agreements

         In December 1999, Group and K&B entered into five-year employment agreements with three of the former owners of K&B. The agreements provide for agreed-upon annual salaries and a bonus, for each of the next five years, equal to 25% of the Company's earnings before interest and taxes in excess of $4,000,000 less contributions made by the Company on behalf of the former owners to any profit sharing or 401(k) plan.

16.      Income Taxes

         Income tax provision (benefit) consisted of the following for the year ended December 31:

                                       2000              1999
                                    ---------         ---------
         Current:
           Federal                  $ 215,663         $ 127,374
           State                       66,971            68,088
                                    ---------         ---------

                                      282,634           195,462
                                    ---------         ---------
         Deferred:
           Federal                   (449,087)           (9,600)
           State                     (137,295)          (34,500)
                                    ---------         ---------

                                     (586,382)          (44,100)
                                    ---------         ---------

                                    $(303,748)        $ 151,362
                                    =========         =========

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


16.      Income Taxes - Continued

         The income tax provision (benefit) differs from the statutory rate due to the following:

                                                           2000          1999
                                                        ----------    ---------

         Tax benefit at statutory rate                  $(350,981)    $ (95,637)
         Increase (decrease) in tax resulting from:
          State income tax, net of federal benefit        (46,414)       22,391
          Permanent differences, principally goodwill
            and interest                                   94,075       255,277
          Over/under accrual of prior years' taxes           (428)       18,260
          Other                                                --       (48,929)
                                                         ---------    ---------

                                                         $(303,748)   $ 151,362
                                                         =========    =========

         Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

                                                               2000          1999
                                                           -----------    -----------
         Current deferred tax assets attributable to:
           Accrued expenses                                $   609,026    $   490,600
           Deferred state taxes                                289,900           --
           Reserves on assets                                  224,482        122,400
           Federal net operating loss carryforwards               --           34,600
                                                           -----------    -----------
                    Current deferred tax asset               1,123,408        647,600
                                                           -----------    -----------

         Noncurrent deferred tax assets (liabilities)
          attributable to:
           Depreciation                                     (3,913,408)    (3,761,296)
           Goodwill and intangibles                         (1,335,840)    (1,305,400)
           Inventory                                          (942,166)      (876,434)
           Unrealized gain on marketable securities           (152,779)      (108,000)
           Accrued expenses                                    619,480        359,729
           Non-compete agreement                               222,167        142,700
           Reserves on assets                                     --           73,600
           Foreign interest accrual                            154,800           --
           State net operating loss carryforwards               83,819        208,300
           Valuation allowance                                    --         (107,700)
                                                           -----------    -----------
                    Net noncurrent deferred tax liability   (5,263,927)    (5,374,501)
                                                           -----------    -----------

         Net deferred tax liability                        $(4,140,519)   $(4,726,901)
                                                           ===========    ===========

         The Company had federal net operating loss carryforwards of $79,000 at December 31, 1999, which were utilized in 2000. Additionally, the Company has state net operating loss carryforwards of $3,644,038 and $2,800,000, at December 31, 2000 and 1999, respectively, which begin to expire in 2001.

         Due to the uncertainty of the realization of certain tax carryforwards, the Company had established a valuation allowance against these carryforward benefits in the amount of $107,700 at December 31, 1999. The Company's net decrease of $107,700 in valuation allowance resulted from the taxable income generated in 2000.

         The Company files a consolidated federal income tax return.

                            CECO ENVIRONMENTAL CORP.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


18.      Backlog of Uncompleted Contracts from Continuing Operations

         The Company's backlog of uncompleted contracts from continuing operations was $12,119,000 and $9,901,000, at December 31, 2000 and 1999, respectively.

19.      Segment and Related Information

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

                                                                                       ELIMINATION
                                                                     CORPORATE          OF INTER-
                                                                        AND              SEGMENT            TOTAL
                                 SYSTEMS            MEDIA              OTHER              ACTIVITY      CONSOLIDATED
                            ------------------------------------ ------------------ ------------------------------------
      2000
-----------------
Total revenues                   $ 84,354,965       $ 6,481,399                          $ (1,019,535)     $ 89,816,829

Depreciation and amortization       1,298,518           226,937          $ 629,117                            2,154,572

Operating income (loss)             4,298,960          (344,757)        (1,968,416)            24,000         2,009,787

Net costs and estimated earnings
  in excess of billings on
  uncompleted contracts             3,924,156                                                                 3,924,156

Total assets, net of
  inter-segment receivables        42,744,626        15,496,985          4,902,745         (7,248,551)       55,895,805

Capital expenditures                  458,163            39,289             62,311                              559,763


      1999
-----------------

Total revenues                     15,134,547         7,716,934             48,582           (486,281)       22,413,782

Depreciation and amortization         358,041           219,864            151,428                              729,333

Operating income (loss)               274,491           359,658           (192,578)                             441,571

Net costs and estimated earnings
  in excess of billings on
  uncompleted contracts             2,491,681                                                                 2,491,681

Total assets, net of
  inter-segment receivables        41,865,528        14,371,892          5,720,458         (5,509,951)       56,447,927

Capital expenditures                   12,258           153,026            274,560                              439,844


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On September 28, 2000, the Company dismissed the firm of Margolis Company P.C. ("Margolis") as the principal independent accountant. Also on September 28, 2000, the Board approved and the Company engaged the firm of Deloitte & Touche LLP to serve as its principal independent accountant. In connection with the audits of the two fiscal years ended December 31, 1999 and 1998, and during subsequent interim periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Margolis, would have caused Margolis to make reference to the matter in its report.

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

Name                        Age       Position
----                        ---       --------

David D. Blum               45        Senior Vice President-Sales and Marketing;
                                      Assistant Secretary

Richard J. Blum             54        Director; President

Jason Louis DeZwirek        30        Director; Secretary

Phillip DeZwirek            63        Chairman of the Board of
                                      Directors; Chief Executive Officer

Josephine Grivas            61        Director; Assistant Secretary

Marshall J. Morris          41        Vice President-Finance and
                                      Administration; Chief Financial Officer

Donald Wright               63        Director

         The business backgrounds during the past five years of the Company's directors and officers are as follows:

         David D. Blum became the Senior Vice President-Sales and Marketing and an Assistant Secretary of the Company on July 1, 2000. Mr. Blum served as Vice President of Kirk & Blum from 1997 to 2000 and was Vice President-Division Manager Louisville at Kirk & Blum from 1984 to 1997. Mr. David Blum is the brother of Mr. Richard Blum.

         Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of Kirk & Blum since February 28, 1975 and the Chairman and a director of kbd/Technic since November 1988. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999. Mr. Richard Blum is the brother of Mr. David Blum.

         Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February, 1994. He became Secretary of the Company on February 20, 1998, following the resignation of Josephine Grivas as Secretary. Mr. DeZwirek from October 1, 1997, has also been a member of the Committee that was established to administer the Company's stock option plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek's principal occupation since October 1999 has been as President of kaboose.com Inc., a company that owns a children's portal.

         Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek's principal occupations during the past five years have been as Chairman of the Board and Vice President of Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); and President of Can-Med Technology, Inc. d/b/a Green Diamond Corp. ("Can-Med") (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. CECO Group, Kirk & Blum, kbd/Technic and Filters are discussed elsewhere in this document. See Item 1 - Business.

         Josephine Grivas has been a director of the Company since February, 1991 and the Assistant Secretary since July 1, 2000. She was its Secretary from October, 1992 until she resigned as of February 2, 1998. Ms. Grivas has since October 1, 1997, also been a member of the Committee that was established to administer the Company's stock option plan. She is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan. Since February 20, 1998, Ms. Grivas has been a member of the Audit Committee, which was created to evaluate transactions where the potential for a conflict of interest exists and such other matters that are properly referred to the Audit Committee by the Board of Directors. Ms. Grivas had been an administrative assistant for Phillip DeZwirek since 1975. She retired from this position in February, 1998.

         Marshall J. Morris became the Chief Financial Officer of the Company on January 26, 2000 and the Vice President-Finance and Administration on July 1, 2000. Mr. Morris also serves as Chief Financial Officer of CECO Group (since January 26, 2000). From 1996 to 1999 Mr. Morris was Treasurer of Calgon Carbon Corporation which stock trades on the New York Stock Exchange and which is a worldwide producer of specialty chemicals and supplier of pollution control technologies and services with annual sales of approximately $300 million. From 1995 to 1996 he served as a consultant with respect to business management and strategic planning. From 1989 through 1995 Mr. Morris also served as the Treasurer of Trico Products Corporation, an international manufacturer and distributor of original equipment automotive parts with annual sales of approximately $350 million.

         Donald A. Wright became a director of the Company on February 20, 1998. Mr. Wright has also been a member of the Audit Committee since February 20, 1998. He is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan. Mr. Wright has been a principal of and real estate broker with The Phillips Group in San Diego, California, a company which is a real estate developer and apartment building syndicator, since 1992. Since November 1996, Mr. Wright has also been a real estate broker with Prudential Dunn Realtors in Pacific Beach, California. From August 1995 until October 1996 he was the principal of and real estate broker with Barbour Real Estate Sales and Leasing in La Costa, California.

         During the fiscal year ended December 31, 2000, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors.

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

Warrants

         In consideration for Phillip DeZwirek's valuable service to the Company as an employee, officer and director, the Company granted Mr. DeZwirek warrants on August 14, 2000 to purchase up to 500,000 shares of the Company's common stock, which are exercisable at any time between February 14, 2001 and August 14, 2010 inclusive at a price of $2.0625, the closing price of the Company's common stock on August 14, 2000. All of such warrants grant the holders thereof piggyback registration rights, i.e. the right to participate in any registration of securities by the Company other than a registration statement in connection with a merger or pursuant to registration statements on Forms S-4 or S-8. Additionally, the holders of a majority of the shares underlying the warrants and the warrants have the right on two occasions to have the Company prepare and file with the Securities and Exchange Commission a registration statement and such other documents as may be necessary for such holders to effect a public offering of the shares underlying the warrants previously issued or to be issued upon the effectiveness of such registration statement. The Company is however required to pay the expenses of only one of such registrations. The right to demand such registrations expires August 14, 2010, or upon the happening of certain other conditions.

Compensation

         In the year 2000, options to purchase 130,000 shares of stock of the Company were granted under the CECO Environmental Corp. 1997 Stock Option Plan (the "Plan").

         On January 20, 2000, Marshall J. Morris, in consideration for his valuable services as an executive officer was granted an option under the Plan to purchase up to 50,000 shares of stock of the Company. The option became exercisable with respect to 10,000 of the 50,000 shares on January 20, 2001 and provided Mr. Morris' employment with the Company or any subsidiary of the Company remains continuous and becomes exercisable with respect to another 20% of the 50,000 shares on each of the next four anniversaries of such date. The exercise price per share is $2.50, the fair market value of the stock of the Company as of the date of the grant. On September 18, 2000, Donald A. Wright, in consideration for his valuable services as a director of the Company, was granted an option under the Plan to purchase up to 5,000 shares of stock of the Company. The option is exercisable on March 18, 2001 and expires on September 18, 2010. The exercise price per share is $2.0625, the fair market value of the stock of the Company as of the date of the grant.

         On September 21, 1999, the Board of Directors of the Company adopted the CECO Environmental Corp. 1999 Employee Stock Purchase Plan (the "Stock Plan") which was approved by the stockholders on November 16, 1999. Sixteen thousand four hundred and one (16,401) shares of stock have been issued as of March 20, 2001 under the Stock Plan, 2,188 of which have been issued to Mr. Richard Blum, and 1,636 of which have been issued to Mr. David Blum. No other shares of stock under the Stock Plan have been issued to an executive officer or director of the Company.

         The following table summarizes the total compensation of Phillip DeZwirek, Richard J. Blum, David D. Blum and Marshall J. Morris for 2000 and the two previous years. There were no other executive officers of the Company who received compensation in excess of $100,000 in 2000. Richard J. Blum, who also serves as Chief Executive Officer and President of CECO Group, is paid the amounts set forth below by CECO Group. Mr. DeZwirek and Mr. Morris are paid by the Company. David D. Blum, who also serves as Vice-President of Kirk & Blum, is paid by Kirk & Blum.

SUMMARY COMPENSATION TABLE FOR THE COMPANY:

                                                       Annual                 Long Term
Name/Principal                                      Compensation              Compensation       All Other
Position                        Year           Salary           Bonus         Options (#)        Compensation
--------                        ----           ------           -----         -----------        ------------

Phillip DeZwirek                2000           $120,834                       500,000(1)
Chairman of the Board and       1999           $100,000                       500,000(2)
Chief Executive Officer         1998           $ 80,000                       500,000(3)

Richard J. Blum President of    2000           $206,000         $122,224                        $19,883(4)
the Company and President and   1999           $ 13,972(5)                    448,000(6)
Chief Executive Officer of
CECO Group

David D. Blum                   2000           $154,000         $ 76,388                        $10,873(7)
Senior Vice-President-Sales     1999           $ 10,548(8)                    335,000(9)
and Marketing and Assistant
Secretary of the Company and
Vice President of Kirk & Blum

Marshall J. Morris Vice         2000           $133,211                        50,000(10)       $22,040(11)
President - Finance and
Administration and Chief
Financial Officer

--------------------
(1)  Represents 500,000 Warrants issued to Phillip DeZwirek on August 14, 2000.
(2)  Represents 500,000 Warrants issued to Phillip DeZwirek on January 22, 1999.
(3) Represents 250,000 Warrants issued on January 14, 1998 and 250,000 Warrants issued on September 14, 1998.
(4) Represents Company contribution of $18,315 to 401(k) plan on behalf of Mr. Richard Blum and $1,568 of insurance premiums paid by the Company for term life insurance for the benefit of Mr. Richard Blum.
(5) Based on an annual salary of $206,000; Mr. Richard Blum commenced employment with CECO Group on December 7, 1999.
(6) Represents Warrants to purchase 448,000 shares of the Company's stock granted in Mr. Richard Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.
(7) Represents Company contribution of $10,134 to 401(k) plan on behalf of Mr. David Blum and $740 of insurance premiums paid by the Company for term life insurance for the benefit of Mr. David Blum.
(8) Based on an annual salary of $154,000; amount shown is from December 7, 1999, the date CECO Group acquired Kirk & Blum.
(9) Represents Warrants to purchase 335,000 shares of the Company's stock granted in Mr. David Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.
(10) Represents Options to purchase 50,000 share of the Company's stock granted on January 20, 2000.
(11) Represents Company contribution of $436 to 401(k) plan on behalf of Mr. Morris, $284 of insurance premiums paid by the Company for term life insurance for the benefit of Mr. Morris and $21,320 of reimbursement of relocation expenses.

         Richard J. Blum entered into an Employment Agreement dated December 7, 1999 with Ceco Group. The Employment Agreement has a term through December 7, 2004. Either party may terminate the Employment Agreement for cause. Mr. Richard Blum's base salary is set at $206,000 per year. In addition to his base salary, Mr. Richard Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.

         David D. Blum entered into an Employment Agreement dated December 7, 1999 with Kirk & Blum. The Employment Agreement has a term through December 7, 2004. Either party may terminate the Employment Agreement for cause. Mr. David Blum's base salary is set at $154,000 per year. In addition to his base salary, Mr. David Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.

         The following tables set forth information with respect to the Company's executive officers concerning grants and exercises of options on stock of the Company during the last fiscal year and unexercised options on stock of the Company held as of the end of the fiscal year.

OPTION/SAR GRANTS BY THE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 2000:

                       Number of Securities     % of Total Options/SARs
                       Underlying Options       Granted to Employees in   Exercise or Base Price    Expiration
Name                   Granted (#)              Fiscal Year               ($/SH)                    Date
----                   --------------------     -----------------------   ----------------------    -----------
Phillip DeZwirek       500,000                  80%                       $2.0625                   Aug. 14, 2010

Marshall J. Morris      50,000                  8%                        $2.50                     Jan. 20, 2010

AGGREGATED OPTION/SAR ON THE COMPANY
EXERCISES FOR THE YEAR ENDED DECEMBER 31, 2000
AND OPTION/SAR VALUES ON THE COMPANY AS OF DECEMBER 31, 2000:

                     Shares Acquired   Value             Number of Securities Underlying      Value of Unexercised In-the-Money
                     on Exercise       Realized        Unexercised Options/SARs at 12/31/00         Options/SARs at 12/31/00
Name                 (#)               ($)              Exerciseable        Unexercisable       Exerciseable     Unexercisable
----                 ---------------   --------------   ------------        -------------       ------------     -------------
Phillip DeZwirek      0                 0               1,750,000           500,000             $0               $0

Richard J. Blum       0                 0                 112,000           336,000             $0               $0

David D. Blum         0                 0                  83,750           251,250             $0               $0

Marshall J. Morris    0                 0                  10,000            40,000             $0               $0


         The following table summarizes the total compensation of the former Chief Executive Officer of CECO Filters, Inc. for 2000 and the two previous years.

SUMMARY COMPENSATION TABLE FOR FILTERS:

                               Annual
                            Compensation
Name/Principal Position         Year         Salary       All Other Compensation
-----------------------         ----         ------       ----------------------
Steven I. Taub, Ph.D./          2000       $123,318(1)           $83,928(2)
President and                   1999       $247,603              $ 5,000
Chief Executive                 1998       $240,740              $ 4,750
Officer


         Steven Taub's employment with Filters was terminated as of June 30, 2000 pursuant to a Separation Agreement and General Release (the "Agreement"). Under the terms of the Agreement Mr. Taub agrees that for a period commencing on June 30, 2000 and continuing until October 28, 2001, Mr. Taub will not, within the continental United States, directly or indirectly engage in certain competitive businesses. If Mr. Taub is presented with or finds an opportunity for the Company or its affiliates at any time within one year from October 28,2000, Mr. Taub must first present such opportunity to the Company. In addition, all options to purchase stock of the Company held by Mr. Taub were terminated as of June 30, 2000.

         The Company, pursuant to the Agreement, purchased on July 5, 2000, all of Mr. Taub's stock of the Company, aggregating 441,297 shares for $2.125 per share and 124,703 shares of Hilary Taub's, Mr. Taub's former wife, stock of the Company, aggregating 124,703 shares for $2.125 per share. In addition, through October 28, 2000, Mr. Taub was paid $678.37 per day from Filters. Filters also agreed to pay all of Mr. Taub's major medical insurance costs through October 28, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners

         The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of March 22, 2001, and the percent of the class so owned by each such person.



--------------------
(1) $112,500 is allocated to base salary and the remainder to an IRA contribution, automobile allowance and insurance premiums, all of which items Dr. Taub pays for directly.
(2) Represents $2,524 of a matching contribution by Filters to Filters' 401(k) Plan on behalf of Dr. Taub and $81,404 in severance pay.

                                    No. of Shares                % of Total
Name and Address of                 of Common Stock              Common Shares
Beneficial Owner                    Beneficially Owned           Outstanding(1)
-------------------------------------------------------------------------------

Icarus Investment Corp.(2,6)
505 University Avenue,
Suite 1400
Toronto, Ontario M5G 1X3            2,134,360                    24.60%

Phillip DeZwirek(2,3,4)
505 University Avenue,
Suite 1400
Toronto, Ontario M5G 1P7            4,508,557                    41.26%

IntroTech Investments, Inc.(5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4            1,598,666                    20.30%

Jason Louis DeZwirek(2,5)
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4            3,733,026                    43.03%

Brinker Pioneer, L.P.
259 Radnor-Chester Road
Radnor, PA  19087                     580,266                    7.37%

Can-Med Technology, Inc.(6)
d/b/a Green Diamond Corp.
505 University Ave. Ste. 1400
Toronto, Ontario
Canada M5G 1X3                        800,000                    9.22%

--------------------
(1) Based upon 7,875,872 shares of common stock of the Company outstanding as of March 22, 2001. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of March 22, 2001, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person.
(2) Icarus Investment Corp. ("Icarus") is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.
(3) Phillip DeZwirek is the Chief Executive Officer and Chairman of the Board of Directors of the Company.
(4) Includes (i) 750,000 shares of the Company's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from the Company at a price of $1.75 per share pursuant to Warrants granted to Mr. DeZwirek by the Company on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to Warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of the Company's common stock that may be purchased pursuant to Warrants granted September 14, 1998 at a price of $1.625 per share prior to September 14, 2008; (iv) 500,000 shares that may be purchased pursuant to Warrants granted to Mr. DeZwirek by the Company January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to Warrants granted to Mr. DeZwirek by the Company August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share.
(5) Introtech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of the Company owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.
(6) 50.1% of the shares of Can-Med are owned by Icarus. Ownership of the shares of common stock owned by Can-Med also are attributed to Icarus. Icarus has voting and dispositive power, with respect to such shares which is shared with the other shareholders of Can-Med. Represents 800,000 shares of stock that may be purchased by the exercise of warrants.

         (b)  Security Ownership of Management

         As of March 22, 2001, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:

Name and Address                    Number of Shares          % Total Company
of Beneficial                       of Common Stock           Common Shares
Owner                               Beneficially Owned(1)     Outstanding(2)
-----------------------------------------------------------------------------

Phillip DeZwirek                    4,508,557(3)              41.26%
505 University Avenue
Suite 1400
Toronto, Ontario M5G 1P7

Jason Louis DeZwirek                3,733,026(4)              43.03%
195 Hillsdale Avenue East
Toronto, Ontario M5S 1T4

Josephine Grivas                           --                    --
505 University Avenue
Suite 1400
Toronto, Ontario M5G 1P7

Donald A. Wright                       36,000(5)               0.46%
4538 Cass Street
San Diego, California 92109

Richard J. Blum                       132,000(6)               1.65%
3120 Forrer Street
Cincinnati, Ohio 45209

Marshall J. Morris                     20,600(7)               0.26%
3120 Forrer Street
Cincinnati, Ohio 45209

David D. Blum                          93,750(8)               1.18%
3120 Forrer Street
Cincinnati, Ohio 45209

Officers and                        6,389,573                 57.32%
Directors as a
group (7 persons)

------------------
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. The number of shares beneficially owned includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days after March 22, 2001, including, but not limited to, upon the exercise of an option.
(2) See Note 1 to the foregoing table.
(3) See Notes 2, 3, and 4 to the foregoing table.
(4) See Notes 2 and 5 to the foregoing table.

(5) Includes (i) 10,000 shares of the Company's common stock that may be purchased pursuant to Options granted June 30, 1998 at a price of $2.75 per share prior to June 30, 2008 and (ii) 5,000 shares of the Company's common stock that may be purchased pursuant to Options granted September 18, 2000 at a price of $2.0625 per share prior to September 18, 2010.
(6) Includes 112,000 shares of the Company's common stock that Mr. Richard Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Richard Blum on December 7, 1999 in connection with the acquisition of Kirk & Blum and kbd/Technics to purchase 448,000 shares of common stock in the Company. This warrant became exercisable on December 7, 2000 with respect to 112,000 of such shares and becomes exercisable with respect to an additional 25% of such shares on each of the next three anniversaries of such date.
(7) Includes 10,000 shares of common stock of the Company that may be purchased pursuant to options granted to Mr. Morris to purchase 50,000 shares of the Company's common stock on January 20, 2000. This option became exercisable on January 20, 2001 with respect to 10,000 of such shares and becomes exercisable with respect to an additional 20% of the 50,000 shares on each of the next four anniversaries of such date.
(8) Includes 83,750 shares of the Company's common stock that Mr. David Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. David Blum on December 7, 1999 in connection with the acquisition of Kirk & Blum and kbd/Technics to purchase 335,000 shares of stock in the Company. This warrant became exercisable on December 7, 2000 with respect to 83,750 of such shares, and becomes exercisable with respect to an additional 25% of such shares on each of the next three anniversaries of such date.

         (c)  Changes in Control

         The Company is not aware of any current arrangement(s) that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

         Since January 1, 1999, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

         Steven Taub's employment with Filters was terminated as of June 30, 2000 pursuant to a Separation Agreement and General Release (the "Agreement"). The Company, pursuant to the Agreement, purchased on July 5, 2000, all of Mr. Taub's stock of the Company, aggregating 441,297 shares for $2.125 per share and 124,703 shares of Hilary Taub's, Mr. Taub's former wife, stock of the Company, aggregating 124,703 shares for $2.125 per share. In addition, through October 28, 2000, Mr. Taub was entitled to $678.37 per day from Filters. Filters also agreed to pay all of Mr. Taub's major medical insurance costs through October 28, 2000.

         Andrew Halapin, former President of Busch, is the beneficial owner of the building in which Busch leases its principal office. The lease is a triple net lease, with annual rent in the amount of $82,398.

         The Company purchased shares of Peerless stock in 1999. Part of the funds used to purchase such stock were borrowed from Can-Med. Can-Med is owned 50.1% by Icarus, which is owned 50% by Phillip DeZwirek (the Chairman of the Board of Directors and Chief Executive Officer of the Company) and 50% by Jason DeZwirek (a director and the Secretary of the Company). As of December 31, 2000 the loan was paid in full. The loan accrued interest at a rate of 10%. Warrants to purchase 1 million shares of common stock were issued to Can-Med in August 1999 and later cancelled by the holder in 2000.

         As a condition to obtaining the Bank Facility, the Company placed $5 million of subordinated debt. Can-Med provided $4,000,000 of the subordinated debt. The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually, subject to the subordination agreement with the banks providing the Bank Facility. The notes were amended in March, 2001 providing for conversion, at the Company's option of the outstanding principal balance and accrued but unpaid interest into shares of Common Stock at a conversion price of $2.00. The conversion price is adjustable to compensate the holders for various corporate events such as stock splits, reverse stock splits, common stock dividends and reorganizations.

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

         In August 1999, the Company issued a demand note and warrants to purchase 1 million shares of common stock to a related party. The Company has restated the financial statements to account for the inherent discount associated with the value for the warrants, and recognized $.6 million of interest expense in the quarter ending September 30, 1999. Management of the Company and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, the holder cancelled the warrants after repayment of the debt.

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

         4.3 1999 CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference from Form S-8, filed September 22, 1999 of the Company).

         4.4 Amendment CECO Environmental Corp. 1997 Stock Option Plan, dated as of January 20, 2000.

         10.1 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC") (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31,
1991)

         10.2 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

         10.3 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

         10.4 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

         10.5 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

         10.6 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.7 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25,
1997)

         10.8 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

         10.9 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for quarter ended September 30, 1997)

         10.10 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
1997)

         10.11 Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.12 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

         10.13 Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.14 Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.15 Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

         10.16 Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence
J. Blum and David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.17 Employment Agreement, dated as of December 7, 1999, between Richard J. Blum and CECO Group, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.18 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.19 Employment Agreement, dated as of December 7, 1999, between Lawrence J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.20 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.21 Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.22 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.23 Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd\Technic, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.24 Promissory Note in the amount of $4,000,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.25 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.26 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.27 Warrant Agreement, dated as of December 7, 1999, among CECO Environmental Corp. and Green Diamond Oil Corp., Harvey Sandler and ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.28 KDB\Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999.)

         10.29 Amendment to Credit Agreement dated March 28, 2000 (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1999.)

         10.30 Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000.

         10.31  Second Amendment to Credit Agreement dated November 19, 2000.

         10.32 Stock Option Agreement for Donald A. Wright dated September 18, 2000.

         10.33 Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek.

         10.34 Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000.

         10.35 Separation Agreement and General Release between Steven I. Taub and the Company.

         10.36 Stock Sale Agreement between the Company and Steven I. Taub dated July 5, 2000.

         10.37 Stock Sale Agreement between the Company and Hilary Taub dated July 5, 2000.

         10.38 Replacement Promissory Note in the amount of $4,000,000, dated as of March 12, 2001, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

         10.39 Replacement Promissory Note in the amount of $500,000, dated as of March 12, 2001, made by CECO Environmental Corp. and payable to Harvey Sandler.

         10.40 Replacement Promissory Note in the amount of $500,000, dated as of March 12, 2001, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd.

         10.41  Third Amendment to Credit Agreement dated March 30, 2001.

         21     Subsidiaries of the Company (Incorporated by reference from the
Company's Form 10KSB dated December 31, 1999.)

         (b)    Reports on Form 8-K

         The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2000.

         23     Consent of Independent Public Accountants

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CECO ENVIRONMENTAL CORP.

                           By:         /s/ Phillip DeZwirek
                                    --------------------------
                                    Phillip DeZwirek,
                                    Chief Executive Officer
                                    Dated:  April 2, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer


/s/ Phillip DeZwirek                                              April 2, 2001
------------------------------------
Phillip DeZwirek, Chairman
of the Board, Director and
Chief Executive Officer

Principal Financial
and Accounting Officer


/s/    Marshall J. Morris                                         April 2, 2001
------------------------------------
Marshall J. Morris,
Vice President-Finance
and Administration;
Chief Financial Officer



/s/ Richard J. Blum                                               April 2, 2001
------------------------------------
Richard J. Blum, President,
Director

/s/ Jason Louis DeZwirek                                          April 2, 2001
------------------------------------
Jason Louis DeZwirek, Director

/s/ Josephine Grivas                                              April 2, 2001
------------------------------------
Josephine Grivas, Director

/s/ Donald Wright                                                 April 2, 2001
------------------------------------
Donald Wright, Director