Form 10-Q
period 2001-03-31
CECO ENVIRONMENTAL CORP
filed 2001-05-15
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                   FORM 10-QSB




QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For Quarter Ended MARCH 31, 2001
                  --------------

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


505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA        M5G 1X3
--------------------------------------------------------------------------------
       (Address of principal executive officers)                 (Zip Code)


                                  416-593-6543
                                  ------------
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
                                 --------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   __X__ Yes ____No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practical date.

Class: COMMON, PAR VALUE $.01 PER SHARE
       ----------------------------------
OUTSTANDING at March 31, 2001  7,898,403

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2001
--------------------------------------------------------------------------------






                                      INDEX



Part I - Financial Information (unaudited):

         Item 1. Condensed consolidated balance sheet as of
                 March 31, 2001 and December 31, 2000                         2


                 Condensed consolidated statement of operations
                 for the three-month periods ended
                 March 31, 2001 and 2000                                      3


                 Condensed consolidated statement of cash flows for the
                 three-month periods ended March 31, 2001 and 2000            4


                 Notes to condensed consolidated financial statements         5

         Item 2. Management's discussion and analysis of
                 financial condition and results of operations                7

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                             12


Signature                                                                     13

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands, except per share data

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                             $    242     $    664
  Marketable securities - trading                          1,053        1,002
  Accounts receivable, net                                14,732       17,372
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      4,967        5,099
  Inventories                                              2,518        2,373
  Other assets                                             2,345        1,881
                                                        --------     --------
           Total current assets                           25,857       28,391


Property and equipment, net                               13,430       13,587
Goodwill, net                                              8,393        8,479
Other intangible assets, net                               4,040        4,149
Deferred charges and other assets                          1,405        1,290
                                                        --------     --------

                                                        $ 53,125     $ 55,896
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                               $  3,776     $  3,776
  Accounts payable and accrued expenses                    8,905       11,808
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,463        1,175
                                                        --------     --------

           Total current liabilities                      14,144       16,759
                                                        --------     --------

Other liabilities                                          1,077          704
                                                        --------     --------

Debt, less current portion                                22,696       22,640
                                                        --------     --------

Deferred income tax                                        5,124        5,264
                                                        --------     --------

Minority interest                                             60           60
                                                        --------     --------

Convertible securities (subordinated notes at
  December 31, 2000, related party -  $2,826
  and $2,769, respectively)                                3,532        3,461
                                                        --------     --------

Common stock, $0.01 par value; 100,000,000 shares
  authorized and 8,662,323 and 8,639,792 shares
  issued in 2001 and 2000, respectively                       87           86
Capital in excess of par value                            12,625       12,592
Accumulated deficit                                       (4,290)      (3,950)
Accumulated other comprehensive loss                        (244)         (34)
                                                        --------     --------

                                                           8,178        8,694

Less treasury stock, at cost, 763,920 shares              (1,686)      (1,686)
                                                        --------     --------

                                                           6,492        7,008
                                                        --------     --------

                                                        $ 53,125     $ 55,896
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands, except per share data
                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2001             2000
                                                               -----------     -----------
Net sales                                                      $    19,768     $    23,554
                                                               -----------     -----------
Costs and expenses:
  Cost of sales, exclusive of
    items shown separately below                                    16,204          18,778
  Selling and administrative                                         2,729           3,522
  Depreciation and amortization                                        552             496
                                                               -----------     -----------

                                                                    19,485          22,796
                                                               -----------     -----------

Income before investment income and interest expense                   283             758

Investment income (loss)                                               (59)            294

Interest expense (including relating party interest of $219
  and $221, respectively)                                             (947)           (876)
                                                               -----------     -----------

Income (loss) before provision (benefit) for income
  taxes and minority interest                                         (723)            176

Provision (benefit) for income taxes                                  (383)            107
                                                               -----------     -----------

Income (loss) before minority interest                                (340)             69

Minority interest                                                        -               6
                                                               -----------     -----------

Net income (loss)                                              $      (340)    $        75
                                                               ===========     ===========

Per share data:

Basic earnings (loss)                                          $      (.04)    $       .01
                                                               ===========     ===========

Diluted earnings (loss)                                        $      (.04)    $       .01
                                                               ===========     ===========

Weighted average number of common shares outstanding:

    Basic                                                        7,876,122       8,485,471
                                                               ===========     ===========

    Diluted                                                      7,876,122       8,825,859
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

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands, except per share data
                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2001         2000
                                                                   -------      --------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                  $(340)     $    75
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                      552          496
    Loss (gain) on sales of marketable securities, trading              64         (178)
    Changes in operating assets and liabilities - net                 (640)         371
                                                                     -----      -------

Net cash provided by (used in) operating activities                   (364)         764
                                                                     -----      -------

Net cash used in investing activities                                 (148)         (12)
                                                                     -----      -------

Net cash provided by (used in) financing activities                     90         (965)
                                                                     -----      -------

Net decrease in cash                                                  (422)        (213)

Cash and cash equivalents at beginning of the period                   664        1,135
                                                                     -----      -------

Cash and cash equivalents at end of the period                       $ 242      $   922
                                                                     =====      =======

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                           $ 975      $   573
                                                                     -----      -------

  Income taxes                                                       $ 180      $   214
                                                                     -----      -------



     See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

1. The accompanying unaudited consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

    Recent accounting pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

    The Company has an interest rate swap agreement to manage its exposure to interest rate fluctuations. The estimated fair value of this agreement at March 31, 2001 was a net payable of $350,000 and is included in other non-current liabilities on the accompanying balance sheet. The interest rate swap agreement meets the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included in other comprehensive loss in the first quarter of 2001. Other comprehensive loss for the quarter ended March 31, 2001 was $550,000, which included the SFAS No. 133 transition obligation required during the first quarter of 2001.


2.  Inventories consisted of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2001            2000
                                                      ---------     ------------
                                                       (Dollars in thousands)

    Raw materials                                     $ 1,426        $ 1,450
    Finished goods                                        970            734
    Parts for resale                                      122            189
                                                      -------        -------

                                                      $ 2,518        $ 2,373
                                                      =======        =======

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



3.  Segments and Related Information

    The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.



(Dollars in thousands)
                                                                      ELIMINATION
                                                       CORPORATE       OF INTER-
                                                          AND           SEGMENT
                              SYSTEMS       MEDIA        OTHER         ACTIVITY        CONSOLIDATED
                             --------      -------     ---------      -----------      ------------
Three-months ended
March 31, 2001:
---------------
Revenues                     $ 18,768      $ 1,069      $    -          $ (69)           $ 19,768
Operating income (loss)           646          126        (495)             6                 283


Three-months ended
March 31, 2000:
---------------
Revenues                     $ 22,394      $ 1,232      $    -          $ (72)           $ 23,554
Operating income (loss)         1,219         (101)       (360)             -                 758


                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Overview

The principal operating units of CECO Environmental Corp. (the "Company") are The Kirk & Blum Manufacturing Company ("Kirk & Blum"), kbd/Technic, Inc. ("kbd/Technic"), CECO Filters, Inc. ("Filters"), Air Purator Corporation and New Busch Co., Inc. ("Busch"). These units provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems, and particle and chemical control technologies.

The Company's Systems segment consists of Kirk & Blum, kbd/Technic, and Busch. Kirk & Blum, a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry, focuses on designing, building and installing systems which remove airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Busch provides system-based solutions for industrial ventilation and air pollution control problems through its design, fabrication, supplying and installation of equipment used to control the environment in and around industrial plants with a variety of standard, proprietary and patented technologies including its JET*STAR(TM) cooling system. kbd/Technic, a specialty-engineering firm, concentrates in industrial ventilation as well as providing air systems testing and balancing, source emissions testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), and sound and vibration systems engineering. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

The Company's Media segment consists of Filters and Air Purator Corporation. Filters manufactures and markets filters known as fiber bed mist eliminators designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. Filters offers innovative patented technologies, such as the Catenary Grid(R) and Narrow Gap Venturi(R) Scrubbers, designed for use with heat and mass transfer operations and particulate control. Air Purator Corporation designs and manufactures high performance filter media for use in high temperature pulse jet baghouses, an extremely effective type of baghouse for capturing submicron particulate from gas streams.

Results of Operations

The Company's consolidated statement of operations for the three-month periods ended March 31, 2001 and 2000 reflect the operations of the Company consolidated with the operations of its subsidiaries. At March 31, 2001, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statements of operations.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues

Consolidated total revenue for the first three months ended March 31, 2001, was $19.8 million versus comparable 2000 total revenues of $23.6 million. As a result of the strong level of orders booked in the first quarter of 2001 and backlog entering the year, revenue is likely to increase in the upcoming quarter compared with the first quarter of 2001. The Company booked orders totaling $28.6 million in the first quarter of 2001 compared with $25.3 million in the same period of 2000.

Systems segment revenue was $18.8 million in the first quarter of 2001 compared to $22.4 million during the same period in 2000. Kirk & Blum's decrease is partially attributable to a decline in sales to the automotive industry among other factors. Busch booked a significant order in excess of $1 million in the first quarter of 2001 for a fume exhaust system at a substantial aluminum rolling mill. A significant portion of the revenue from this order is expected to be recognized during the year. Demand for the Busch unit's proprietary JET*STAR(TM) cooling technology continued to be soft into the first quarter of 2001, and the unit continues to see decreases in demand at steel rolling mills for fume exhaust systems.

Media segment revenue was $1.1 million for the first quarter of 2001 compared to $1.2 million during the same period in 2000. Filters saw an increase in revenues for the first quarter of 2001 of $0.2 million while the Company's high performance filter media unit, Air Purator Corporation revenue declined by $0.3 million. A new marketing initiative for this segment, focusing on nurturing relationships and increasing repeat orders from existing customers, was rolled out in the first quarter of 2001. The Company believes that an increase in revenue from this initiative may be realized later in the year.

Gross Profit

Gross profit was $3.6 million during the first quarter of 2001 compared with $4.8 million in the same period in 2000. Gross profit as a percentage of revenues was 18.0% in the first quarter of 2001 compared with 20.3% in the same period in 2000. The decline is attributable to decreased sales by the higher margin Media segment as well as from the lower margin Systems segment.

Expenses

Selling and administrative expenses decreased for the first quarter of 2001 by $0.8 million to $2.6 million. Selling and administrative expenses as a percentage of revenues for the first quarter of 2001 were 13.8%. The majority of the decrease for the first quarter of 2001 related to cost saving initiatives put into place in 2000, and a reversal of a contingency reserve held in connection with a customer bankruptcy.

Depreciation and amortization increased $0.1 million to $0.6 million in the first quarter of 2001 primarily due to the larger base of depreciable assets.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Investment Income

Investment income decreased by $0.4 million during the first quarter of 2001. The decrease in investment income was primarily due to a decrease in unrealized appreciation in marketable securities.

Interest Expense

Interest expense increased by $0.1 million for the first quarter of 2001 compared with the same period of 2000, principally due to higher borrowing levels and increased rates under the bank credit facilities.

Income Taxes

Federal and state income tax benefits were $0.4 million in the first quarter of 2001. The effective income tax rate was 53% during the first quarter of 2001. The Company's effective tax rate during 2001 is affected by non-deductible goodwill amortization and interest expense.

Net Income

Net loss for the three months ended March 31, 2001 was $0.3 million compared with net income of $0.1 million in the same period in 2000.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Backlog

The Company's backlog consists of purchase orders it has received from products and services it expects to deliver within the next 12 months. The Company's backlog, as of March 31, 2001, was approximately $21 million, an increase of $8 million over December 31, 2000. The Systems segment generated in excess of 90% of the backlog. There can be no assurance that backlog will be replicated, increased or translated into higher revenues in the future. The success of the Company's business depends on a multitude of factors that are out of the Company's control.

Financial Condition, Liquidity and Capital Resources

At March 31, 2001, the Company had total cash and cash equivalents and marketable securities of $1.3 million compared to $1.7 million at December 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 was $0.4 million compared with cash provided by operations of $0.8 million for the same period in 2000

Bank and related debt as of March 31, 2001 was $26.5 million, an increase of $0.1 million, primarily due to net borrowings under bank credit facilities offset by payments made with respect to other notes payable. The bank credit facility was amended in March 2001, as discussed in the Company's Form 10-KSB for the year ended December 31, 2000. Unused credit availability at March 31, 2001, was $3.5 million under the Company's bank line of credit. Management and the holders executed an amendment to the subordinated note agreements to include a conversion feature that is exercisable by the Company.

Investing activities used cash of $0.1 million during the first three months of 2001 related to capital expenditures for property and equipment and intangibles. Capital expenditures for property and equipment are anticipated to be in the range of $0.7 million to $0.9 million for fiscal year 2001.

Financing activities provided $0.1 million during the first three months of 2001 compared with cash used in financing activities of $1.0 million during the same period of 2000. Current year financing activities included net borrowings under bank credit facilities and proceeds from common stock issued under the Company's Employee Stock Purchase Plan.

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

                            CECO ENVIRONMENTAL CORP.

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------


Part II

Item 6 (e) EXHIBITS AND REPORTS ON FORM 8-K


The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

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



Date:  May 15, 2001