Form 10QSB
period 2001-06-30
CECO ENVIRONMENTAL CORP
filed 2001-08-20
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      JUNE 30, 2001
                  ----------------------

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


                                  416-593-6543
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   X    Yes         No
                  -----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practical date.

Class: COMMON, PAR VALUE $.01 PER SHARE
       --------------------------------
OUTSTANDING at August 9, 2001    7,898,403

                            CECO ENVIRONMENTAL CORP.
                            ========================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  JUNE 30, 2001

--------------------------------------------------------------------------------



                                      INDEX
                                      ------



Part I - Financial Information (unaudited):

         Item 1.   Condensed consolidated balance sheet as of
                   June 30, 2001 and December 31, 2000                        2


                   Condensed consolidated statement of operations
                   for the three-month and six-month periods ended
                   June 30, 2001 and 2000                                     3


                   Condensed consolidated statement of cash flows for the
                   six-month periods ended June 30, 2001 and 2000             4


                   Notes to condensed consolidated financial statements       5

         Item 2.   Management's discussion and analysis of
                   financial condition and results of operations              7

Part II - Other Information

         Item 6.   Exhibits and Reports on Form 8-K                          12


Signature                                                                    13

                            CECO ENVIRONMENTAL CORP.
                            ========================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

Dollars in thousands, except per share data

                                                                           JUNE 30,             DECEMBER 31,
                                                                             2001                  2000
                                                                           --------             ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                 $   157               $   664
  Marketable securities - trading                                                13                 1,002
  Accounts receivable, net                                                   15,437                17,372
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                                        5,817                 5,099
  Inventories                                                                 2,466                 2,373
  Other assets                                                                2,581                 1,881
                                                                            -------               -------

           Total current assets                                              26,471                28,391

Property and equipment, net                                                  13,313                13,587
Goodwill, net                                                                 8,326                 8,479
Other intangible assets, net                                                  3,912                 4,149
Deferred charges and other assets                                             1,755                 1,290
                                                                            -------               -------

                                                                            $53,777               $55,896
                                                                            =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                                                   $ 2,776               $ 3,776
  Accounts payable and accrued expenses                                      11,038                11,808
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                         1,330                 1,175
                                                                            -------               -------

           Total current liabilities                                         15,144                16,759
                                                                            -------               -------

Other liabilities                                                             1,047                   704
                                                                            -------               -------

Debt, less current portion                                                   22,451                22,640
                                                                            -------               -------

Deferred income tax                                                           5,123                 5,264
                                                                            -------               -------

Minority interest                                                                35                    60
                                                                            -------               -------

Subordinated notes (related party, $2,883
    and $2,769, respectively)                                                 3,604                 3,461
                                                                            -------               -------

Common stock, $0.01 par value; 100,000,000 shares
   authorized and 8,662,323 and 8,639,792 shares
   issued in 2001 and 2000, respectively                                         87                    86
Capital in excess of par value                                               12,625                12,592
Accumulated deficit                                                          (4,408)              ( 3,950)
Accumulated other comprehensive loss                                           (245)                  (34)
                                                                            -------               -------

                                                                              8,059                 8,694

Less treasury stock, at cost, 763,920 shares                                 (1,686)               (1,686)
                                                                            -------               -------

                                                                              6,373                 7,008
                                                                            -------               -------

                                                                            $53,777               $55,896
                                                                            =======               =======

     See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ========================

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands, except per share data

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                          2001          2000            2001        2000
                                                                       ---------    ----------     ----------    ---------


Net sales                                                              $  23,074    $   22,028      $  42,843       45,582
                                                                       ---------     ---------       ---------    ---------
Costs and expenses:
   Cost of sales, exclusive of
        items shown separately below                                      18,728        17,445         34,932       36,225
   Selling and administrative                                              3,634         3,840          6,363        7,362
   Depreciation and amortization                                             584           559          1,136        1,054
                                                                       ---------     ---------       ---------    ---------

                                                                          22,946        21,844         42,431       44,641
                                                                       ---------     ---------       ---------    ---------

Income before investment income
  and interest expense                                                       128           184             412          941

Investment income                                                            462           448             401          743

Interest expense (including related
  party interest of $177 and $177, and
  $352 and $354, respectively)                                              (893)         (970)         (1,840)      (1,846)
                                                                       ---------     ---------       ---------    ---------

Loss before benefit for income
  taxes and minority interest                                               (303)         (338)         (1,027)        (162)

Benefit for income taxes                                                    (161)         (138)           (544)         (31)
                                                                       ---------     ---------       ---------    ---------

Loss before minority interest                                               (142)         (200)           (483)        (131)

Minority interest                                                             25            17              25           23
                                                                       ---------     ---------       ---------    ---------

Net loss                                                              $     (117)   $     (183)     $     (458)  $     (108)
                                                                       =========     =========       =========    =========

Per share data:

Basic loss                                                            $     (.01)   $     (.02)     $     (.06)  $     (.01)
                                                                       =========     =========       =========    =========

Diluted loss                                                          $     (.01)   $     (.02)     $     (.06)  $     (.01)
                                                                       =========     =========       =========    =========

  Weighted average number of common shares outstanding:

    Basic                                                              7,898,403     8,485,520       7,887,324    8,485,496
                                                                       =========     =========       =========    =========

    Diluted                                                            7,898,403     8,825,520       7,887,324    8,825,496
                                                                       =========     =========       =========    =========



   See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ========================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        2001                     2000
                                                                                      ---------                --------

                                    INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                           $  (458)                  $  (108)
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                                      1,136                     1,054
     Gain on sales of marketable securities, trading                                     (396)                     (622)
     Changes in operating assets and liabilities  - net                                   724                    (1,081)
                                                                                      -------                   -------

Net cash provided by (used in) operating activities                                     1,006                      (757)
                                                                                      -------                   -------

Net cash (used in) provided by investing activities                                      (357)                      172
                                                                                      -------                   -------

Net cash (used in) financing activities                                                (1,156)                     (298)
                                                                                      -------                   -------

Net decrease in cash                                                                     (507)                     (883)

Cash and cash equivalents at beginning of the period                                      664                     1,135
                                                                                      -------                   -------

Cash and cash equivalents at end of the period                                        $   157                   $   252
                                                                                      =======                   =======

                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                         $ 1,467                   $ 1,564
                                                                                      -------                   -------

     Income taxes                                                                     $   394                   $   261
                                                                                      -------                   -------



     See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.
                            ========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

         The Company has an interest rate swap agreement to manage its exposure to interest rate fluctuations. The interest rate swap agreement meets the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included in other comprehensive loss in the second quarter of 2001. During the first quarter ended March 31, 2001, the Company recognized a transition obligation of $350,000 related to this swap.

         Other comprehensive loss for the quarter ended June 30, 2001 was $120,000, which included the change in the fair value of the interest rate swap.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. Management is currently assessing the impact SFAS No. 141 and SFAS No. 142 will have on the results of operations.


2.       Inventories consisted of the following:

                                                     JUNE 30,            DECEMBER 31,
                                                       2001                  2000
                                                   ------------     ---------------------
                                                                    (Dollars in thousands)

           Raw materials                            $   1,440              $   1,450
           Finished goods                                 871                    734
           Parts for resale                               155                    189
                                                   ----------             ----------

                                                   $    2,466             $    2,373
                                                   ==========             ==========


                            CECO ENVIRONMENTAL CORP.
                            ========================

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


         (Dollars in thousands)

                                                                                          ELIMINATION
                                                                       CORPORATE           OF INTER-
                                                                         AND                SEGMENT
                                       SYSTEMS        MEDIA             OTHER              ACTIVITY          CONSOLIDATED
                                       -------        -----             ------             --------          ------------

         Six-months ended
         June 30, 2001:
         ----------------

         Revenues                     $ 40,682     $  2,393           $     --              $  (232)            $ 42,843
         Operating income (loss)         1,549         (101)            (1,036)                  --                  412


         Six-months ended
         June 30, 2000:
         ----------------

         Revenues                     $ 43,200     $  2,840           $     --              $  (458)            $ 45,582
         Operating income (loss)         2,311         (470)              (900)                  --                  941

         Three-months ended
         June 30, 2001:
         ------------------

         Revenues                     $ 21,913     $  1,324           $     --              $  (163)            $ 23,074
         Operating income (loss)           897         (228)              (541)                  --                  128


         Three-months ended
         June 30, 2000:
         ------------------

         Revenues                     $ 20,805     $  1,608           $     --              $  (385)            $ 22,028
         Operating income (loss)         1,092         (369)              (539)                  --                  184




  4. In August 2001, the bank credit facility was amended by (i) reducing minimum coverage requirements under several financial covenants as of June 30, 2001 and September 30, 2001, (ii) raising interest rates by 1%, (iii) reducing the total amount available under the revolving line of credit to $8 million from $9 million and (iv) changing the maturity of the revolving line of credit to April 2003 from December 2004. The Company would not have been in compliance with the June 30, 2001 financial covenants had the amendment not been made. In consideration for this amendment, additional fees were paid to the lenders.

                            CECO ENVIRONMENTAL CORP.
                            ========================

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

Results of Operations
---------------------

The Company's consolidated statement of operations for the three-month and six-month periods ended June 30, 2001 and 2000 reflect the operations of the Company consolidated with the operations of its subsidiaries. At June 30, 2001, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statements of operations.

                            CECO ENVIRONMENTAL CORP.
                            ========================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Revenues
--------

Consolidated total revenues increased $1.0 million or 4.7% to $23.1 million during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 and decreased $2.7 million during the six-month period ended June 30, 2001 as compared with the same period in 2000. The Company booked orders totaling $19.5 million during the second quarter of 2001 and $48.2 million for the first six-months of 2001 as compared to $21.6 million during the second quarter of 2000 and $45.3 million in the first half of 2000. Backlog at June 30, 2001 was $17.3 million. Consolidated total revenue for the six months ended June 30, 2001, was $42.8 million versus comparable 2000 revenues of $45.6 million. Revenue is anticipated to continue to increase during the second half of 2001 compared with the first half 2001 as the Company works down its current backlog.

Systems segment revenue increased $1.1 million to $21.9 million during the three months ended June 30, 2001 as compared to the same period of 2000. Systems segment revenue was $40.7 million during the first six months of 2001 compared to $43.2 million during the same period of 2000. This decrease was partly due to the slower revenue recognition under percentage completion accounting as a result of the current mix of projects where a greater percentage of costs are incurred toward the end of the project. Kirk & Blum's decrease is partially attributable to a decline in sales to the automotive, communications and cement industries. Busch's bookings level continued strong throughout the first half of 2001 totaling $4.4 million versus $2.2 million in the first six months of 2000. Busch's backlog for the year increased $2.2 million to $3.4 million at June 30, 2001 from the previous year end.

Media segment revenue decreased $0.3 million during the three months ended June 30, 2001 as compared to the same period in 2000. Media segment revenue was $2.4 million for the first six months of 2001 compared to $2.8 million during the same period of 2000. Filters saw an increase in revenues for the first six months of 2001 of $0.1 million while the Company's high performance filter media unit, Air Purator Corporation, revenues declined $0.5 million. Filters booked orders totaling $1.6 million during the second quarter of 2001, an increase of $0.7 million as compared to the same period in 2000. A new marketing initiative for this segment, focusing on nurturing relationships and increasing repeat orders from existing customers, was rolled out in the first quarter of 2001. As a result, the Company recorded $2.4 million in bookings for the six-month period ended June 30, 2001, which was an increase of $0.8 million over the same period in 2000. The Company believes that an increase in revenue from this initiative may be realized in the second half of 2001.

Gross Profit
------------

Gross profit exclusive of depreciation and amortization was $4.3 million during the second quarter of 2001 as compared to $4.6 million during the second quarter of 2000. Gross margin during the second quarter of 2001 was 18.9% as compared to 20.8% during the second quarter of 2000. Gross profit exclusive of depreciation and amortization was $7.9 million during the first six months of 2001 compared with $9.4 million in the same period of 2000. Gross margin was 18.4% in the first six months of 2001 compared with 20.5% in the same period of 2000. The decline is attributable to decreased sales by the higher margin Media segment as well as lower margins realized in the Systems segment.

                            CECO ENVIRONMENTAL CORP.
                            ========================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



Expenses
--------

Selling and administrative expenses decreased $0.2 million during the three months ended June 30, 2001 as compared to the same period in 2000. Selling and administrative expenses decreased for the first six months of 2001 by $1.0 million to $6.4 million as compared to the same period in 2000. Selling and administrative expenses as a percentage of revenues for the first six months of 2001 were 14.8% versus 16.1% for the same period in 2000. The majority of the decrease for the first six months of 2001 related to cost saving initiatives put into place in 2000, and a reversal of a contingency reserve held in connection with a customer bankruptcy.

Depreciation and amortization increased slightly during the three months ended June 30, 2001 as compared to the same period in 2000. Depreciation and amortization increased $0.1 million to $1.1 million in the first six months of 2001 primarily due to the larger base of depreciable assets.

Investment Income
-----------------

Investment income increased slightly during the three months ended June 30, 2001 as compared to the same period of 2000. Investment income was $0.4 million during the first half of 2001 compared with $0.7 million in the same period of 2000. The decrease in investment income was primarily due to sales of the Company's largest holding of marketable securities in the first half of 2001.


Interest Expense
----------------

Interest expense decreased slightly during the three months ended June 30, 2001 as compared to the same period of 2000. Interest expense decreased slightly for the first half of 2001 compared with the same period of 2000.


Income Taxes
------------

Federal and state income tax benefits increased slightly during the three months ended June 30, 2001 as compared to the same period of 2000. Federal and state income tax benefits increased $0.5 million in the first six months of 2001 as compared to the same period in 2000. The effective income tax rate was 53% during the first and second quarters of 2001. The Company's effective tax rate during 2001 is affected by non-deductible goodwill amortization and interest expense.


Net Loss
--------

Net loss decreased slightly during the three months ended June 30, 2001 as compared to the same period in 2000. Net loss for the six months ended June 30, 2001 was $0.5 million compared with net loss of $0.1 million in the same period in 2000.

                           CECO ENVIRONMENTAL CORP.
                           ========================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Backlog
-------

The Company's backlog consists of purchase orders it has received from products and services it expects to deliver within the next 12 months. The Company's backlog, as of June 30, 2001, was approximately $17 million, an increase of $5 million over December 31, 2000. The Systems segment generated in excess of 90% of the backlog. There can be no assurance that backlog will be replicated, increased or translated into higher revenues in the future.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Cash provided by operating activities for the six months ended June 30, 2001 was $1.0 million compared with cash used in operations of $0.8 million for the same period in 2000. At June 30, 2001, the Company had total cash and cash equivalents and marketable securities of $0.2 million compared to $1.7 million at December 31, 2000.

Bank and related debt as of June 30, 2001 was $25.2 million, a decrease of $1.2 million, primarily due to principal reductions against the bank credit facilities. Unused credit availability at June 30, 2001, was $3.3 million under the bank line of credit. An amendment to the subordinated note agreements was executed during the second quarter which eliminated the Company's right to convert the notes to equity. The bank credit facility was amended in March 2001, as discussed in the Company's Form 10-KSB for the year ended December 31, 2000. In August 2001, the lenders amended the credit facility by (i) reducing minimum coverage requirements under several financial covenants as of June 30, 2001 and September 30, 2001, (ii) raising interest rates by 1%, (iii) reducing the total amount available under the revolving line of credit to $8 million from $9 million and (iv) changing the maturity of the revolving line of credit to April 2003 from December 2004. The Company would not have been in compliance with the June 30, 2001 financial covenants had the amendment not been made. In consideration for this amendment, additional fees were paid to the lenders.

Investing activities used cash of $0.4 million during the first six months of 2001 related to capital expenditures for property and equipment and intangibles. Capital expenditures for property and equipment are anticipated to be in the range of $0.7 million to $0.9 million for fiscal year 2001.

Financing activities used $1.2 million during the first six months of 2001 compared with cash used of $0.3 million during the same period of 2000. Current year financing activities included net borrowings under bank credit facilities and proceeds from common stock issued under the Company's Employee Stock Purchase Plan.

                            CECO ENVIRONMENTAL CORP.
                            ========================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


The Company believes that its cash and cash equivalents, its cash flows from operating activities, and its existing credit facilities are adequate to meet the Company's cash requirements over the next twelve months.


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


The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            CECO ENVIRONMENTAL CORP.
                            ========================

                                OTHER INFORMATION
                                   (unaudited)

--------------------------------------------------------------------------------


Part II

Item 6 (e)        EXHIBITS AND REPORTS ON FORM 8-K


The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                            CECO ENVIRONMENTAL CORP.
                            ========================

                                    SIGNATURE

--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CECO ENVIRONMENTAL CORP.

                                            /s/ M. J. Morris
                                            ---------------------------
                                            M. J. Morris
                                            V.P., Finance and Administration
                                            Chief Financial Officer



Date:  August 20, 2001