Form 10QSB
period 2001-09-30
CECO ENVIRONMENTAL CORP
filed 2001-11-13
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                   FORM 10-QSB




QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For Quarter Ended      September 30, 2001
                  ---------------------------

Commission file number    0-7099
                        ----------


                            CECO ENVIRONMENTAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)



                     NEW YORK                            13-2566064
         ---------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


       505 UNIVERSITY AVENUE, SUITE 1400, TORONTO, ONTARIO, CANADA M5G 1X3
       -------------------------------------------------------------------
          (Address of principal executive officers)            (Zip Code)


                                  416-593-6543
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                                          X   Yes         No
                                                        -----        -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practical date.


Class: COMMON, PAR VALUE $.01 PER SHARE
       ------------------------------------
OUTSTANDING at  November 6, 2001  7,907,419

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               SEPTEMBER 30, 2001
-------------------------------------------------------------------------------



                                      INDEX



Part I - Financial Information (unaudited):

     Item 1.   Condensed consolidated balance sheet as of
               September 30, 2001 and December 31, 2000                    2


               Condensed consolidated statement of operations
               for the three-month and nine-month periods ended
               September 30, 2001 and 2000                                 3


               Condensed consolidated statement of cash flows for the
               nine-month periods ended September 30, 2001 and 2000        4


               Notes to condensed consolidated financial statements        5

     Item 2.   Management's discussion and analysis of
               financial condition and results of operations               8

Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K                           13

Signature                                                                 14

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

Dollars in thousands, except share data

                                                     (unaudited)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2001           2000
                                                    -------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                          $    392        $    664
  Marketable securities - trading                           8           1,002
  Accounts receivable, net                             14,452          17,372
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                  5,455           5,099
  Inventories                                           2,756           2,373
  Other assets                                          2,555           1,881
                                                     --------        --------
           Total current assets                        25,618          28,391

Property and equipment, net                            13,161          13,587
Goodwill, net                                           8,209           8,479
Other intangible assets, net                            3,884           4,149
Deferred charges and other assets                       1,535           1,290
                                                     --------        --------
                                                     $ 52,407        $ 55,896
                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                            $  2,776        $  3,776
  Accounts payable and accrued expenses                12,013          11,808
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   1,225           1,175
                                                     --------        --------
           Total current liabilities                   16,014          16,759
                                                     --------        --------
Other liabilities                                       1,169             704
                                                     --------        --------
Debt, less current portion                             19,932          22,640
                                                     --------        --------
Deferred income tax                                     5,078           5,264
                                                     --------        --------
Minority  interest                                         42              60
                                                     --------        --------
Subordinated notes (related party, $2,942
    and $2,769, respectively)                           3,677           3,461
                                                     --------        --------
Common stock, $0.01 par value; 100,000,000 shares
   authorized and 8,662,323 and 8,639,792 shares
   issued in 2001 and 2000, respectively                   87              86
Capital in excess of par value                         12,625          12,592
Accumulated deficit                                    (4,218)         (3,950)
Accumulated other comprehensive loss                     (313)            (34)
                                                     --------        --------
                                                        8,181           8,694
Less treasury stock, at cost, 763,920 shares           (1,686)         (1,686)
                                                     --------        --------
                                                        6,495           7,008
                                                     --------        --------
                                                     $ 52,407        $ 55,896
                                                     ========        ========

See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------

Dollars in thousands, except per share data

                                                      THREE MONTHS ENDED             NINE  MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                    2001            2000            2001            2000
                                                 ----------      ----------      ----------      ----------
Net sales                                        $   24,316      $   22,391      $   67,159      $   67,973
                                                 ----------      ----------      ----------      ----------
Costs and expenses:
   Cost of sales, exclusive of
        items shown separately below                 19,005          17,923          53,937          54,147
   Selling and administrative                         3,460           3,473           9,823          10,834
   Depreciation and amortization                        548             554           1,684           1,610
                                                 ----------      ----------      ----------      ----------
                                                     23,013          21,950          65,444          66,591
                                                 ----------      ----------      ----------      ----------
Income before investment income (loss)
  and interest expense                                1,303             441           1,715           1,382

Investment income (loss)                                 (4)            179             397             921

Interest expense (including related
  party interest of $179 and $179, and
  $531 and $533, respectively)                         (879)           (988)         (2,719)         (2,834)
                                                 ----------      ----------      ----------      ----------
Income (loss) before provision (benefit) for
  Income taxes and minority interest                    420            (368)           (607)           (531)

Provision (benefit) for income taxes                    222            (119)           (322)           (151)
                                                 ----------      ----------      ----------      ----------
Income (loss) before minority interest                  198            (249)           (285)           (380)

Minority interest                                        (8)             25              17              47
                                                 ----------      ----------      ----------      ----------
Net income (loss)                                $      190      $     (224)     $     (268)     $     (333)
                                                 ==========      ==========      ==========      ==========

Per share data:

Basic income (loss)                              $      .02      $     (.03)     $     (.03)     $     (.04)
                                                 ==========      ==========      ==========      ==========
Diluted income (loss)                            $      .02      $     (.03)     $     (.03)     $     (.04)
                                                 ==========      ==========      ==========      ==========
  Weighted average number of
  common shares outstanding:

    Basic                                         7,898,403       7,930,008       7,891,058       8,298,981
                                                 ==========      ==========      ==========      ==========
    Diluted                                       8,040,486       7,930,008       7,891,058       8,298,981
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

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------

Dollars in thousands

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2001             2000
                                                                -------          -------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                     $  (268)         $  (333)
   Adjustments to reconcile net loss to net cash
         provided by operating activities:
     Depreciation and amortization                                1,684            1,610
     Gain on sales of marketable securities, trading               (391)            (789)
     Changes in operating assets and liabilities  - net           2,919            1,183
                                                                -------          -------
Net cash provided by operating activities                         3,944            1,671
                                                                -------          -------
Net cash used in investing activities                              (542)            (433)
                                                                -------          -------
Net cash used in financing activities                            (3,674)          (1,052)
                                                                -------          -------
Net (decrease) increase in cash                                    (272)             186
Cash and cash equivalents at beginning of the period                664            1,135
                                                                -------          -------
Cash and cash equivalents at end of the period                  $   392          $ 1,321
                                                                =======          =======


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                   $ 2,237          $ 2,414
                                                                -------          -------
     Income taxes                                               $   455          $   286
                                                                -------          -------



















See accompanying notes to condensed consolidated financial statements.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and its cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     The Company has an interest rate swap agreement to manage its exposure to interest rate fluctuations. The interest rate swap agreement meets the criteria for hedge accounting under SFAS No. 133 and accordingly, the change in the after-tax fair value of the interest rate hedge is included in other comprehensive loss. During the first quarter ended March 31, 2001, the Company recognized a transition obligation of $350,000, related to this swap. The fair value of the swap at September 30, 2001 was an obligation of $466,000.

     Comprehensive income (loss) for the quarter and nine months ended September 30, 2001 was $123,000 and ($547,000), respectively, which included the change in the fair value of the interest rate swap.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002.

     In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. Implementation of SFAS No. 143 is required for Fiscal 2003 and SFAS No. 144 is required for fiscal 2002.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

     Management is currently assessing the impact that SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have on the results of operations and financial position.

2.   Inventories consisted of the following:

                                SEPTEMBER 30,             DECEMBER 31,
                                    2001                     2000
                                -------------             ------------
                                                     (Dollars in thousands)

     Raw materials                 $1,579                    $1,450
     Finished goods                 1,026                       734
     Parts for resale                 151                       189
                                   ------                    ------

                                   $2,756                    $2,373
                                   ======                    ======

3.   Segments and Related Information

     The Company has two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. The Company provides standard and engineered systems and filter media for air quality improvement through its Media segment.

         (Dollars in thousands)

                                                                                                 ELIMINATION
                                                                                 CORPORATE        OF INTER-
                                                                                    AND           SEGMENT
                                                 SYSTEMS         MEDIA             OTHER          ACTIVITY      CONSOLIDATED
                                                 -------         -----             ------         --------      ------------
     Three-months ended
     September 30, 2001:

              Revenues                           $22,485        $ 1,882          $  --            $   (51)         $24,316
              Operating income (loss)              1,464            394             (555)            --              1,303


     Three-months ended
     September 30, 2000:

              Revenues                           $21,079        $ 1,506          $  --            $  (194)         $22,391
              Operating income (loss)              1,277           (446)            (390)            --                441


     Nine-months ended
     September 30, 2001:

              Revenues                           $63,168        $ 4,275          $  --            $  (284)         $67,159
              Operating income (loss)              3,001            293           (1,591)              12            1,715

     Nine-months ended
     September 30, 2000:

              Revenues                           $64,279        $ 4,346          $  --            $  (652)         $67,973
              Operating income (loss)              3,588           (916)          (1,290)            --              1,382

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

4. In August 2001, the bank credit facility was amended by (i) reducing minimum coverage requirements under several financial covenants as of June 30, 2001 and September 30, 2001, (ii) raising interest rates by 1%, (iii) reducing the total amount available under the revolving line of credit to $8 million from $9 million and (iv) changing the maturity of the revolving line of credit to April 2003 from December 2004. In consideration for this amendment, additional fees were paid to the lenders. The Company was in compliance with all financial covenants as of September 30, 2001.

5. In the second quarter, the Company expanded its design build capabilities into specialty piping for automotive finishing facilities. In connection with this expansion, the Company entered into a contract that resulted in a contract loss of $600,000 in the third quarter. Accordingly, a charge was recorded to cost of sales for that amount. The Company has abandoned its plans to continue its expansion in this area.

6. The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended September 30, 2001. There are no adjustments to net income for the basic or diluted earnings per share (EPS) computations.


                                                              Shares
                                                          (Denominator)
                                                          ------------
     Three-Months Ended September 30, 2001
     -------------------------------------

     Basic EPS
       Income available to common
         shareholders                                       7,898,403

     Effect of Dilutive Securities
     Warrants                                                 142,083
                                                            ---------
     Diluted EPS
       Income available to common
         stockholders + assumed conversions                 8,040,486
                                                            =========


       Warrants to purchase shares for the nine months ended September 30, 2001 and 2000 and for the three months ended September 30, 2000 were not included in the computation of diluted EPS because inclusion of the warrant's would be anti-diluted.

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

Results of Operations
---------------------

The Company's consolidated statement of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 reflect the operations of the Company consolidated with the operations of its subsidiaries. At September 30, 2001, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statements of operations.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

Revenues
--------

Consolidated total revenues increased $1.9 million or 8.6% to $24.3 million during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 and decreased $0.8 million during the nine-month period ended September 30, 2001 as compared with the same period in 2000. The Company booked orders totaling $27.2 million during the third quarter of 2001 and $74.9 million for the first nine-months of 2001 as compared to $22.0 million during the third quarter of 2000 and $68.6 million in the first three quarters of 2000. Backlog at September 30, 2001 was $22.1 million. Consolidated total revenue for the nine months ended September 30, 2001, was $67.2 million versus comparable 2000 revenues of $68.0 million. Revenue is anticipated to continue to increase during the last quarter of 2001 relative to the previous three quarters as the Company continues to work down its current backlog.

Systems segment revenue increased $1.4 million to $22.4 million during the three months ended September 30, 2001 as compared to the same period of 2000. Systems segment revenue was $63.0 million during the first nine months of 2001 compared to $64.3 million during the same period of 2000. Kirk & Blum's decrease is partially attributable to a decline in sales to the automotive, communications and cement industries in the first half of 2001. Busch's bookings level were $5.0 million during the first nine months of 2001 versus $4.3 million during the first nine months of 2000.

Media segment revenue increased $0.4 million to $1.9 million during the three months ended September 30, 2001 as compared to the same period in 2000. Media segment revenue was $4.2 million for the first nine months of 2001 compared to $4.3 million and during the same period of 2000. Filters saw an increase in revenues for the first nine months of 2001 of $0.4 million while the Company's high performance filter media unit, Air Purator Corporation, revenues declined $0.5 million. Filters booked orders totaling $2.9 million during the third quarter of 2001, an increase of $1.8 million as compared to the same period in 2000. A new marketing initiative for this segment, focusing on nurturing relationships and increasing repeat orders from existing customers, was rolled out in the first quarter of 2001. As a result, the Company recorded $5.3 million in bookings for the nine-month period ended September 30, 2001, which was an increase of $1.8 million over the same period in 2000. The Company believes revenue will continue to increase through the fourth quarter of 2001 as a result of this initiative.

Gross Profit
------------

Gross profit exclusive of depreciation and amortization was $5.3 million during the third quarter of 2001 as compared to $4.5 million during the third quarter of 2000. Gross margin during the third quarter of 2001 was 21.8% as compared to 20.0% during the third quarter of 2000. Gross profit exclusive of depreciation and amortization was $13.2 million during the first nine months of 2001 compared with $13.8 million in the same period of 2000. Gross margin was 19.7% in the first nine months of 2001 compared with 20.3% in the same period of 2000. The decline is partially attributable to decreased sales by the higher margin Media segment as well as lower margins realized in the Systems segment.

In the second quarter, the Company expanded its design build capabilities into specialty piping for automotive finishing facilities. In connection with this expansion, the Company entered into a contract that resulted in a contract loss of $600,000 in the third quarter. Accordingly, a charge was recorded to cost of sales for that amount. The Company has abandoned its plans to continue its expansion in this area. Gross Margin was negatively affected by 2.6 and 0.9 percentage points as a result of this charge for the three and nine-month periods ended September 30, 2001.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

Expenses
--------

Selling and administrative expenses decreased 0.3% during the three months ended September 30, 2001 as compared to the same period in 2000. Selling and administrative expenses decreased for the first nine months of 2001 by $1.0 million or 9.3% to $9.8 million as compared to the same period in 2000. Selling and administrative expenses as a percentage of revenues for the first nine months of 2001 were 14.6% versus 15.9% for the same period in 2000. The majority of the decrease for the first nine months of 2001 related to cost saving initiatives put into place in 2000, and a reversal of a contingency reserve held in connection with a customer bankruptcy.

Depreciation and amortization decreased slightly during the three months ended September 30, 2001 as compared to the same period in 2000 and increased $0.1 million to $1.7 million in the first nine months of 2001.

Investment Income
-----------------

Investment income decreased $0.2 million during the three months ended September 30, 2001 as compared to the same period of 2000. Investment income was $0.4 million during the first nine months of 2001 compared with $0.9 million in the same period of 2000. The decrease in investment income during the quarter and throughout 2001 was primarily due to a significant sale of the Company's largest holding of marketable securities during 2000.

Interest Expense
----------------

Interest expense decreased $0.1 million during the three months ended September 30, 2001 as compared to the same period of 2000. Interest expense decreased $0.1 million for the first nine months of 2001 compared with the same period of 2000.

Income Taxes
------------

Federal and state income tax benefits decreased $0.3 million during the three months ended September 30, 2001 as compared to the same period of 2000. Federal and state income tax benefits increased $0.2 million in the first nine months of 2001 as compared to the same period in 2000. The effective income tax rate was 53% during the first, second and third quarters of 2001. The Company's effective tax rate during 2001 is affected by non-deductible goodwill amortization and interest expense.

Net Income
----------

Net income realized during the three months ended September 30, 2001 was $0.2 million as compared to a net loss of $0.2 million during the same period in 2000. Net loss for the nine months ended September 30, 2001 and 2000 was $0.3 million.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------

Backlog
-------

The Company's backlog consists of purchase orders it has received from products and services it expects to deliver within the next 12 months. The Company's backlog, as of September 30, 2001, was approximately $22.1 million, an increase of $10.0 million over December 31, 2000. The Systems segment generated in excess of 74% of the backlog. There can be no assurance that backlog will be replicated, increased or translated into higher revenues in the future.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Cash provided by operating activities for the nine months ended September 30, 2001 was $3.9 million compared with cash provided by operations of $1.7 million for the same period in 2000. At September 30, 2001, the Company had total cash and cash equivalents and marketable securities of $0.4 million compared to $1.7 million at December 31, 2000.

Bank and related debt as of September 30, 2001 was $22.7 million, a decrease of $3.7 million from December 31, 2000, primarily due to principal reductions against the bank credit facilities. Unused credit availability at September 30, 2001, was $4.2 million under the bank line of credit.

As of September 30, 2001, the Company was in compliance with all financial covenants with the bank. The bank credit facility was amended in March 2001, as discussed in the Company's Form 10-KSB for the year ended December 31, 2000. In August 2001, the lenders amended the credit facility by (i) reducing minimum coverage requirements under several financial covenants as of June 30, 2001 and September 30, 2001, (ii) raising interest rates by 1%, (iii) reducing the total amount available under the revolving line of credit to $8 million from $9 million and (iv) changing the maturity of the revolving line of credit to April 2003 from December 2004. In consideration for this amendment, additional fees were paid to the lenders.

Investing activities used cash of $0.5 million during the first nine months of 2001 related to capital expenditures for property and equipment and intangibles. Capital expenditures for property and equipment are anticipated to be in the range of $0.7 million to $0.9 million for fiscal year 2001.

Financing activities used $3.7 million during the first nine months of 2001 compared with cash used of $1.1 million during the same period of 2000. Current year financing activities include primarily net payments under bank credit facilities.

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

                            CECO ENVIRONMENTAL CORP.

                                OTHER INFORMATION
                                   (unaudited)
-------------------------------------------------------------------------------

Part II

Item 6(e)  EXHIBITS AND REPORTS ON FORM 8-K



The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                            CECO ENVIRONMENTAL CORP.

                                    SIGNATURE
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CECO ENVIRONMENTAL CORP.



                                              /s/ M.J. Morris
                                              --------------------------------
                                              M. J. Morris
                                              V.P., Finance and Administration
                                              Chief Financial Officer



Date: November 13, 2001