Form 10-K405
period 2001-12-31
CECO ENVIRONMENTAL CORP
filed 2002-03-28
CIK 3197

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                          Commission File No. 0-7099

                               -----------------

                           CECO ENVIRONMENTAL CORP.
            (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                              13-2566064
       (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
    of Incorporation or Organization)
   3120 Forrer Street Cincinnati, Ohio                   45209
 (Address of Principal Executive Offices)              (Zip Code)

                                (513) 458-2600
             (Registrant's Telephone Number, Including Area Code):

                               -----------------

          Securities registered under Section 12(b) of the Act:  None

              Securities registered under Section (g) of the Act:

                    Common Stock, $0.01 par value per share

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Issuer's Revenues for its most recent fiscal year: $90,994,000.

   Aggregate market value of voting stock held by non-affiliates of registrant (based on the last sale price on March 19, 2002): $22,108,375.

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,614,087 shares of common stock, par value $0.01 per share, as of March 19, 2002.

================================================================================

                                    PART I

Item 1.   Business

  General

   CECO Environmental Corp. ("CECO" or the "Company") was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services.

   CECO Group, Inc. ("CECO Group") is a wholly-owned subsidiary of CECO. CECO Group owns 100% of the stock of The Kirk & Blum Manufacturing Company ("Kirk & Blum"), approximately 94% of the common stock of CECO Filters, Inc., a Delaware corporation ("Filters"), 100% of the stock of CECO Abatement Systems, Inc. ("CECO Abatement") and beneficially owns 100% of the stock of kbd/Technic, Inc ("kbd/Technic"). The other operating company controlled by CECO, New Busch Co., Inc. ("Busch"), is a wholly-owned subsidiary of Filters. CECO operates through its wholly-owned subsidiary, CECO Group. The terms "we", "us" and "our" herein refer to CECO, CECO Group, Filters, and their respective subsidiaries. "CECO" or the "Company" refers to CECO Environmental Corp.

   Over the past two and a half years, our business strategy has been to transition from a product-based company to a solutions-based provider. Several accomplishments that have helped us with this transformation are:

  . We made key operating management changes within Filters, Busch and Kirk & Blum's Louisville division.

  . We implemented a targeted sales approach with "Centers of Excellence" industry teams to identify and capture profitable sales and cross-marketing opportunities throughout our organization.

  . We put into action operating plans to help us realize synergies created among our companies after the acquisition of Kirk & Blum.

  . We completed the consolidation of the Company's administrative and finance functions to Cincinnati, Ohio.

  . We eliminated, by closing down U.S. Facilities Management, Inc. and selling the assets of Air Purator Corporation ("APC"), those divisions that were not as profitable or did not serve our vision for our future operations. We also intend to divest the assets of Busch MARTEC.

  . We launched CECO Abatement in May 2001 to leverage existing fabrication and installation resources for thermal oxidation technology with Kirk & Blum by adding higher-level engineering design capabilities.

  . We established KB Duct, a division of Kirk & Blum, to complement an existing products business unit with Kirk & Blum.

   During the 1999 fiscal year, we underwent a fundamental transformation that triggered our ability to begin to position ourselves as a solutions-based provider. With the acquisition of Kirk & Blum and kbd/Technic on December 7, 1999, the size of our business and focus was fundamentally changed. The addition of Kirk & Blum, 89.2% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems, added a new dimension to our product line that broadened our coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $70,435,000 (unaudited), while the revenue of CECO and its subsidiaries (other than Kirk & Blum and kbd/Technic, Inc.) for that period was $17,525,664. Prior to December, 1999, Filters was the Company's primary operating subsidiary. Its primary business was acting as an equipment manufacturer and seller. Specifically, its major products are industrial air filters known as fiber bed mist eliminators.

   The financing for the Kirk & Blum transaction was provided by a bank loan facility in the original amount of $25 million in term loans and a $10 million revolving credit facility. The bank loan facility was provided by PNC Bank, National Association, Fifth Third Bank and Bank One, N.A. (the "Bank Facility"). In connection with these loans, the banks providing the Bank Facility received a lien on substantially all of our assets.

   The senior secured credit facility has been amended through five amendments to, among other things, reduce minimum coverage under several financial covenants. Additional fees have been paid and prepayments of principal on the Bank Facility have been made in connection with these amendments.

   In addition, as a condition to obtaining the Bank Facility, we placed $5 million of subordinated debt. The proceeds of the bank loans and the additional $5 million of subordinated debt were used to pay the purchase prices for Kirk & Blum and kbd/Technic, and to pay expenses incurred in connection with the acquisitions, to refinance existing indebtedness and for working capital purposes.
   The $5 million subordinated debt was provided to us in connection with the Kirk & Blum transaction in the amount of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. ("Green Diamond"), $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. These investors were also issued warrants to purchase 1,000,000 shares of Common Stock in the aggregate (the "Subdebt Warrants") at a price of $2.25 per share, the fair market value of the shares at date of issuance. ICS Trustee Services, Ltd. and Harvey Sandler are not our affiliates. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder, and 50% by Jason Louis DeZwirek, Phillip DeZwirek's son, a director and Secretary of the Company and a major stockholder of the Company. The promissory notes, which were issued to evidence the subordinated debt, provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Payments of interest are subject to the subordination agreement with the banks providing the financing referred to above.

   In December 2001, the Subdebt Warrants were exercised for 1,000,000 shares, and we received gross proceeds of $2,250,000 from such exercise.

   On December 31, 2001, we completed the sale of 706,668 shares of our common stock, at a price of $3.00 per share, and the issuance of warrants ("Warrants") to purchase 353,334 shares of our common stock (collectively, with the 706,668 shares, the "Investor Shares") at an initial exercise price of $3.60 per share, to a group of accredited investors (the "Investors") led by Crestview Capital Fund, L.P., a Chicago-based private investment fund. We used these proceeds along with the proceeds received from the exercise of the Subdebt Warrants, to pay down the Bank Facility. We have agreed to use our best efforts to register the Investor Shares on a Form S-1, which has or will be initially filed with the Securities Exchange Commission on or about March 28, 2002. The shares that were issued upon exercise of the Subdebt Warrants and the 14,000 shares underlying warrants that were issued as a finder's fee in connection with the sale of shares to the Investors will also be included in the Form S-1, for a total of 2,074,002 shares.

   In addition, under the Subscription Agreement CECO entered into with the Investors, we are required to issue to such Investors additional shares for every $100,000 our EBITDA for fiscal year 2002 is below $7,800,000, up to a maximum of 826,802 additional shares.

   We sold the assets of a subsidiary of Filters, APC, as of December 31, 2001, and intend to divest the assets of a division of Busch called Busch MARTEC by June 30, 2002. APC was engaged in the manufacture of specialty needled fiberglass fabrics and Busch MARTEC acts as a manufacturer's representative with manufacturers of air and fluid products.

  Products and Services

   We have two segments, our Systems Segment, consisting of Kirk & Blum, Busch, kbd/Technic and CECO Abatement, and our Media Segment, consisting of Filters and, prior to the sale of its assets, APC. No class of similar products or services accounted for ten percent (10%) or more of our consolidated revenues in 2001 or 2000 or fifteen percent (15%) in 1999. See Note 19 to our Consolidated Financial Statements for financial information regarding segment reporting.

                                Systems Segment

The Kirk & Blum Manufacturing Company

   Kirk & Blum is the dominant part of the Systems Segment, with its headquarters in Cincinnati, Ohio. It serves as the backbone to our operations in terms of the majority of revenue generated, depth and breadth of personnel employed, and services provided by its administrative and finance staff. Kirk & Blum has been operating continuously since its founding in 1907. Before its purchase by CECO, Kirk & Blum was continuously owned and operated by family members of one of the original founders. Operating management of Kirk & Blum remained the same after its acquisition by CECO.

   Kirk & Blum is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. Kirk & Blum serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Defiance, Ohio; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. In October 2001, Engineering News Record ranked Kirk & Blum as the largest specialty sheet metal contractor in the country in 2000. With a diversified base of more than 1,500 active customers, Kirk & Blum provides services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals.

   Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive Kirk & Blum's business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The Environmental Protection Agency ("EPA") and Occupational Safety and Health Administration Agency ("OSHA"), as well as other state and local agencies, administer these air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology ("MACT") standards and OSHA established Threshold Limit Values ("TLV") for more than 1000 industrial contaminants. Recent bio-terrorism threats have also increased awareness for improved industrial workplace air quality. Any of these factors, whether individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. Economic expansion provides Kirk & Blum with the potential to increase and accelerate levels of growth.

   Kirk & Blum's strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control products and services. Kirk & Blum believes this provides a discernable competitive advantage and executes this strategy by skillfully utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships. This enables Kirk & Blum to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Kirk & Blum, therefore, competes with its competitors by providing competitive pricing with turnkey solutions.

   The operating framework of Kirk & Blum has developed into a "hub and spoke" business model whereby executive management and finance and administrative staff serve as the hub and the operating units serve as spokes. This decentralized operating philosophy is used in all of our operating units. Each operating location is operated autonomously as a profit center except for back office support such as finance and administration. Company wide efforts to capitalize on industry and customer sales and cross marketing opportunities are coordinated through a "Centers of Excellence" marketing program led by the Company's senior vice president of sales and marketing. Production capacity is generally considered on an aggregate basis based on physical and labor capabilities available throughout Kirk & Blum's seven operating locations. For example, larger projects may be built as components in one or more operating locations. Kirk & Blum has approximately 420,000 square feet in manufacturing space in its seven operating locations. The largest located in Cincinnati, Ohio has approximately 240,000 square feet, while the six other locations range in size from 10,000 to 30,000 square feet. Capacity for projects involving field installation generally are only limited to local employment availability. When acquiring such projects, Kirk & Blum has not experienced any appreciable limitations due to local labor shortages in the past 15 years.

   Kirk & Blum has four principal lines of business, all evolving from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line of business, with seven strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. This line of business includes designing, fabricating, and installing complete systems on a turnkey basis. Kirk & Blum's system product offerings include oil mist collection, dust collection, industrial exhaust, chip collection, industrial baghouses, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. Kirk & Blum's expertise is providing a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Major customers include General Electric, General Motors, Procter & Gamble, Ingersoll Milling Machine, Lafarge, Corning, RR Donnelly, Toyota, Matsushita, and Alcoa. North America is the principal market served by Kirk & Blum. It has also, at times, supplied equipment and engineering services in certain overseas markets. Kirk & Blum sales personnel directly market and sell these products and services.

   Kirk & Blum also provides custom metal fabrication services at its Cincinnati, Ohio and Lexington, Kentucky locations. These operations fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals. Kirk & Blum has developed significant expertise in custom sheet metal fabrication. These operations give Kirk & Blum flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. The United States is the principal market served. Kirk & Blum believes that it is the fabricator of choice of product components for many companies choosing to outsource their manufacturing. Generally, Kirk & Blum will market its custom fabrication services under a long-term sales agreement. For example, Kirk & Blum will receive a customer commitment with a blanket purchase order and obtain releases for orders during the term of the agreement. Kirk & Blum sales personnel directly market and sell these products and services. Major customers include Siemens, General Electric, Duriron and Eastman Chemical.

   Kirk & Blum also manufactures component parts for industrial air systems at its Cincinnati, Ohio location. This division provides standard and custom components for contractors and companies that design and/or install their own air systems. Some of the products produced are used in other Kirk & Blum operating units. Products include angle rings, elbows, cut-offs, and other components used in ventilation systems. Kirk & Blum's air systems parts business is well positioned to benefit from an industry movement toward outsourcing ductwork components. The United States is the primary market served. Products are principally sold to distributors, dealers and contractors. Kirk & Blum also sells products through telemarketing efforts. Major distributors of this division's products include N.B. Handy, Three States Supply, Albina Pipe Bending, and Indiana Supply.

   K&B Duct, a division of Kirk & Blum, began operations in 2001. This division, based in Greensboro, North Carolina, produces a clamp together componentized duct system utilizing an over-center latching mechanism for industrial users across North America. This system is primarily used in source capture of nuisance dust, fume and other airborne contaminates. These products are considered a cost effective alternative to traditional duct (e.g., welded, bolted or tech-screwed together duct) due to installation savings and reusability. Duct components range from 4 inches to 22 inches in diameter in galvanized or stainless steel. The market for these products is in light to moderately abrasive particulate applications. Industries that utilize these products include furniture, metal fabrication, cement, paper, chemical, and food. Kirk & Blum sales personnel directly market and sell these products and services. Some cross-marketing opportunities may occur among Kirk & Blum's other divisions.

   During 2001, Kirk & Blum contributed $78.9 million to consolidated revenue or 86.7% of our total consolidated revenue, $76.2 million or 84.8% in 2000, and $4.7 million or 21.1% in 1999. During 2001, the Systems Segment as a whole contributed $85.1 million to our consolidated revenue or 93.5% of our total consolidated revenue, $84.3 million or 93.9% in 2000, and $15.1 million or 67.5% in 1999. Busch contributed $10.2 million, or 45.7% of our consolidated revenue in 1999.

   We believe that the Systems Segment with respect to working capital items is consistent with industry practices. An objective is to make our jobs self-funding. We try to achieve this by (a) progress billing contracts, when possible, (b) utilizing extended payment terms from material suppliers, and (c) paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory does not constitute a significant part of this segment's investment in working capital. Stock items used in this segment such as angle iron, sheet metal and welding supplies, are generally readily available with short notice to our suppliers.

kbd/Technic, Inc.

   kbd/Technic, a sister company of Kirk & Blum, is a specialty engineering firm concentrating in industrial ventilation and dust and fume control. Services offered include air system testing and balancing, source emission testing, industrial ventilation engineering, turnkey project engineering (civil, structural and electrical), sound and vibration system engineering, and other special projects. In addition to generating service revenue, kbd/Technic often serves as a referral source for other Kirk & Blum divisions. Customers include General Motors, Ford, Baldwin Graphic Products, Emtec, and Heidelberg & Harris. kbd/Technic personnel directly market and sell their services.

   kbd/Technic may engage in engineering services in the State of Ohio and in other states. In order to be a corporation licensed to perform engineering services in the state of Ohio, Ohio law requires that a majority of the stock of kbd/Technic be owned by a licensed engineer. CECO Group has therefore arranged that the stock of kbd/Technic be owned by a voting trust of which Richard J. Blum, the president of CECO Group and the Company, is the trustee. CECO Group is the beneficial owner of 100% of the stock of kbd/Technic.

New Busch Co., Inc.

   Busch, a wholly-owned subsidiary of Filters, is engaged in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products. Prior to 2002, Busch consisted of two divisions:
Busch INTERNATIONAL and Busch MARTEC. In 1999, 2000 and 2001, Busch generated approximately 58%, 48% and 38% of Filters' consolidated net sales, respectively. By June 30, 2002, we intend to divest the assets that related to Busch MARTEC. Busch MARTEC operates as a manufacturer's representative business for manufacturers of air and fluid products and does business almost exclusively in Ohio, Pennsylvania and West Virginia.

   Busch INTERNATIONAL designs and supplies custom air systems to steel, aluminum, chemical, paper, glass, cement, power generation, and related industries on an international level. As part of its system designs, it supplies custom engineered precision-manufactured products specializing in air related applications. In addition, Busch INTERNATIONAL provides a wide range of special services, including conceptual studies, application engineering, and system start-up. Busch employs an engineering staff experienced in aerodynamic, mechanical, civil, and electrical disciplines. These personnel are utilized entirely to support Busch's air systems work. Areas of expertise include turbine inlet filtration, evaporative cooling, gas absorption, scrubbers, acoustics, and corrosion control.

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

   Busch INTERNATIONAL'S patented JET*STAR(TM) heat and transfer device is a strip cooler, strip dryer, coil cooler, and strip blow-off system and is gaining market recognition for its ability to rapidly cool or heat metal or other materials. Busch believes that the rapid cooling permits higher throughput than competitive processes. Busch is presently involved in supplying JET*STAR(TM) for new and upgrade mill construction work.

   Busch personnel market and sell Busch products and services with Busch sales personnel and manufacturers' representatives. Busch's products and services are generally marketed in geographic regions with metal manufacturing facilities. At certain times, more than half of Busch's work may be supplying overseas markets.

CECO Abatement Systems, Inc.

   CECO Abatement was established in 2001 as a wholly-owned subsidiary of CECO Group. This company was created to extend penetration into the thermal oxidation market. CECO Abatement leverages Kirk & Blum's knowledge by complementing it with additional engineering and marketing expertise to broaden its appeal to a larger thermal oxidation market. CECO Abatement engineers, builds and installs thermal oxidation control systems that eliminate toxic emission fumes and volatile organic compounds ("VOC's") that result from large-scale industrial processes. CECO Abatement will contract out the fabrication and installation of the systems to other CECO companies or to third parties. CECO Abatement supplies its products and services to new construction and existing production facilities. As with Kirk & Blum, increasingly stringent air quality standards are chief among the factors expected to drive its business.

   CECO Abatement, based in Chicago, Illinois, is oriented to serve the North American market. It may also supply equipment and engineering services in certain overseas markets. Its first significant order in 2001 was in collaboration with Kirk & Blum, securing orders valued at approximately $4 million to supply regenerative thermal oxidation systems for alternative fuel plants located in North America. The customer base is expected to be comprised of prime contractors supplying specialized equipment and industrial users, all of which will require destruction of VOC's or other toxic fumes. CECO Abatement is expected to service a diverse industrial base. Sales personnel directly market and sell these products and services.

                                 Media Segment

CECO Filters, Inc.

   Filters is located in Conshohocken, Pennsylvania. Filters manufactures and sells industrial air filters known as fiber bed mist eliminators. In the past two years, Filters has been transitioning from a company that sells equipment to a company that, like Kirk & Blum, provides turnkey design services. The filters are used to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated in a point source emission or otherwise. The principal functions that can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters also are used to collect fine insoluble particulates.

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

   Since 1999, Filters has continued to implement the results of its new design strategies by utilizing standard components customized for specific customer needs. These unique designs are characterized by ease of use, flexibility in application and the ability to achieve complete product recycle when the customer's use is satisfied. This strategy enables Filters to offer the same units or applications in widely disparate industries with the possibility to reuse the units once the original use is satisfied.

   While Filters is exploring targeting larger industrial markets, Filters is also continuing to service specialty market areas, where it believes it has a competitive advantage over its larger competitors who generally have much greater resources than Filters. During 2000 and 2001, Filters partnered with Kirk & Blum to offer Filters customers a turnkey package. Filters performs the design and build capabilities and Kirk & Blum performs the field installation. In the year ended December 31, 2000, Filters and its subsidiaries continued to develop additional market areas, including storage facility vent emission control and its related odor control, new dry particulate emission control and combination scrubber-fiber bed filter systems, while also implementing changes to reach larger industrial markets, such as machining, automotive and asphalt markets. In recent years, Filters added capabilities to penetrate the semiconductor and printed circuit board markets through its filter technology and its patented scrubbers.

   During 2001, the Media Segment contributed $7.9 million to consolidated revenue or 8.6% of the total consolidated revenue, $6.5 million or 7.2% in 2000, and $7.7 million or 34.4% in 1999. In 1999, Filters contributed $4.1 million, or 18.3% to our consolidated revenue.

   We believe that the Media Segment practices with respect to working capital items are consistent with industry practices. The investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Filters generally maintains consistent levels of inventory and receives standard payment terms from material suppliers. Billing, with 30-day terms, occurs upon shipment from Filters' facility. Stock items used in this segment are generally readily available with short notice to our suppliers.

  Customers

                                 Systems Segment

   No customers comprised 10% or more of our net revenues for 2001. The Systems Segment does not depend upon any one or few customers.

                                  Media Segment

   During 2001, no customers or group of customers of Filters comprised 10% or more of our net revenues, however, one customer group comprised approximately 15% of the Media Segment revenue. We believe that the loss of such customers would not have a material adverse affect on our business, although the immediate loss of such customers may materially adversely impact the Media Segment on a temporary basis.

   Because the demand for Filters' filters, replacement segments, fabric material, scrubbers and consulting services is not constant but can fluctuate due to economic conditions, filter life and other factors beyond Filters' control, Filters is unable to predict the level of purchases by its largest customers, or any other customer, in the future.

  Suppliers

                                 Systems Segment

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

   We believe that to the extent our current suppliers are unable or unwilling to continue to supply Kirk & Blum or Busch with its materials, we would be able to obtain such materials from other suppliers on acceptable terms.

                                  Media Segment

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

  Backlog

                                 Systems Segment

   The backlog for the Systems Segment represented by firm purchase orders from our customers was approximately $18.2 million and $11.2 million at the end of the fiscal years 2001 and 2000, respectively. The segment's entire 2000 backlog was completed in 2001. The segment's entire 2001 backlog is expected to be completed in 2002.

                                  Media Segment

   The backlog for the Media Segment represented by firm purchase orders from our customers was approximately $0.4 million and $0.9 million at the end of the fiscal years 2001 and 2000, respectively. The segment's entire 2000 backlog was completed in 2001. The segment's entire 2001 backlog is expected to be completed in 2002.

  Competition and Marketing

                                 Systems Segment

   We do not believe that there are other national competitors on the scale of Kirk & Blum or any dominant players in the industrial ventilation and air pollution control markets. The market is fragmented with numerous smaller and regional participants. As a result, competition varies widely by region and industry.

   Kirk & Blum believes it is the largest industrial sheet metal contractor in the United States. Kirk & Blum believes that it is the largest provider of the types of industrial ventilation systems that it produces. While there are equipment manufacturers that are larger, Kirk & Blum believes that there are no systems contractors who are larger.

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

   Busch, in addition to using direct solicitation and some sales representatives, also participates in industrial shows. Busch's products and services are generally marketed in geographic regions with metal manufacturing facilities. At times, more than half of Busch's revenue may be generated from overseas markets.

                                  Media Segment

   With respect to Filters' products, Monsanto Corporation may be larger in the fiber bed mist eliminator industry. Monsanto's financial resources are far greater than Filters, and Monsanto can undertake much more extensive marketing and advertising programs than Filters. Monsanto is also a competitor of Busch. Certain other competitors also have greater financial resources than Filters.

   Filters believes it is the second largest among Monsanto and its next three largest competitors. The increase in financial strength of CECO and its subsidiaries resulting from the acquisition of Kirk & Blum has increased Filters ability to compete. The principal method of competition for fiber-bed mist eliminators is by price followed by systems capability.

   Filters competes by stressing its exclusive products, including SITE-PAK(R) segments that permit on-site filter media replacement capability and prefilters, its patented product that protects the surface of a fiber bed filter from becoming plugged with solids, and its patented multiple-bed fiberbed filters that dramatically increase the surface area of a filter. In addition, the Company believes that Filters is the only U.S. manufacturer of fiber bed mist eliminators whose filter material can be replaced on-site by a customer. We believe that Filters is price competitive within the market for filters with similar efficiency.

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

   Filters faces substantial competition. Filters faces competition from other forms of environmental control and material recovery devices including scrubbers and electrostatic precipitators and from other filter fabric media that can also be fabricated into bags for baghouses. These fabrics and fibers include, Teflon(R), Gore-Tex(R), woven fiberglass (both treated and non-treated), polyester, Ryton(R), Nomex(R) and several other fabrics.

   Filters marketing efforts have consisted of telemarketing and direct solicitation of orders from existing customers. Filters also utilizes direct mail solicitation and selected advertising in trade journals and product guides and trade shows.

   Filters also utilizes sales representatives located in North America, Korea, Taiwan and Japan. Filters products and systems are marketed in the North American and Asian markets.

  Government Regulations

   We have not been materially negatively impacted by existing government regulation, nor are we aware of any probable government regulation that would materially affect our operations. Our costs in complying with environmental laws have been negligible.

  Research and Development

   During 2001, 2000 and 1999, costs expended in research and development have not been significant. Such costs are generally included as factors in determining pricing.

  Employees

   We had 671 full-time employees and 2 part-time employees as of December 31, 2001. All employees are unionized, except for administrative personnel and executives of CECO, CECO Group and Kirk & Blum, and employees of Filters, Busch and CECO Abatement. We consider our relationship with our employees to be satisfactory. Various union contracts expire from March 2002 to May 2006. We are in the process of renegotiating expiring contracts.

   The operations of the Company are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of its key executives could have a material adverse effect upon the operations of the Company.

  Intellectual Property

   There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

                                 Systems Segment

   Busch purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. The Patent and Trademark Office ("PTO") records do not currently reflect such transfer. We are in the process of attempting to obtain the proper documentation to file with the PTO. JET*STAR(TM) systems are one of the major revenues for the Systems Segment.

                                  Media Segment

   Filters currently holds a US patent for its N-SERT(R) and X-SERT(R) prefilters and for its Cantenary Grid scrubber. Filters also holds a US patent for a fluoropolymer fiberbed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance. We were assigned the patent to a multiple throat narrow gap venturi scrubber, which patent may have significant value to the Media segment. We are in the process of attempting to file the proper documentation with the PTO to reflect proper ownership. Current PTO records indicate that the party from which we obtained such patent owns such patent.

Item 2.  Properties

   CECO's principal executive and operating offices and Kirk & Blum's headquarters are located in Cincinnati, Ohio at a 236,178 square foot facility owned by Kirk & Blum. Functions performed in this facility include operating management, sales manufacturing and design. Located in this facility are manufacturing capabilities for custom metal fabrication component parts, as well as the headquarters of kbd/Technic and manufacturing for air pollution control systems.

   CECO has an executive office in Toronto, Canada, at facilities maintained by affiliates of its Chief Executive Officer and Chairman of the Board and Secretary, who work at the Toronto office. The Company reimburses such affiliate $5,000 per month for the use of the space and other office expenses.

   Kirk & Blum also owns a 33,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky, and a 33,000 square foot facility in Lexington, Kentucky.

   Kirk & Blum leases the following facilities:

       Location                   Square Footage Annual Rent Expiration
       --------                   -------------- ----------- -----------
       Columbia, Tennessee.......     28,920      $ 93,000   August 2005
       Greensboro, North Carolina     30,000      $120,000   August 2006
       Louisville, Kentucky......     17,941      $ 45,000      May 2002
       Defiance, Ohio............     10,000      $ 27,000     June 2002

   Filters owns a 37,400 square foot plant facility in Conshohocken, Pennsylvania.

   Busch maintains its offices in Pittsburgh, Pennsylvania. The lease that Busch was assigned in connection with the acquisition of the Busch assets is dated January 10, 1980 and extends through July 31, 2002. The lease is for approximately 10,000 square feet at an annual rental of $88,000. Andrew M. Halapin, the former principal owner of Busch, is the beneficial owner of the property in which Busch's offices are located. CECO will terminate the lease at the end of its term. Busch rents approximately 1,000 square feet at a warehouse in Pittsburgh, PA at an annual rent of $4,600.

   All properties owned by Kirk & Blum and Filters are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

   We consider the properties adequate for their respective purposes.

Item 3.  Legal Proceedings

   There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   Our annual meeting of the shareholders was held on December 3, 2001. At the meeting, the Company's five directors Phillip DeZwirek, Jason Louis DeZwirek, Richard Blum, Josephine Grivas and Donald Wright were elected, and the appointment of Deloitte & Touche LLP as the Company's accountants was ratified. The shareholders also approved the reincorporation of the Company from New York to Delaware. The votes for each of the directors were 7,100,655, with 16,864 against and no abstentions. The votes for reincorporation to Delaware were 7,105,675, with 8,400 against and 3,444 abstentions. The votes for the appointment of Deloitte & Touche LLP was 7,100,655 with 16,864 against and no abstentions.

                                    PART II

Item 5.  Market of the Registrant's Common Equity and Related Stockholder
Matters

      (a) The Company's common stock is traded in the over-the-counter market and is quoted in the Nasdaq SmallCap Market automated quotation system under the symbol CECE. The following table sets forth the range of bid prices for the common stock of the Company as reported in the Nasdaq system during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commissions to the broker-dealers. The bid prices do not reflect prices in actual transactions.

   CECE Common Stock Bids     CECE Common Stock Bids   CECE Common Stock Bids
 --------------------------- ------------------------ ------------------------
      2000    High     Low        2001   High   Low         2002   High   Low
 -           ------- ------- -           ----- ------ -            ----- -----
 1st Quarter $ 3.375 $2.0625 1st Quarter $2.13 $ 1.44 1st Quarter  $3.85 $3.02
 2nd Quarter $2.9375 $  2.00 2nd Quarter $2.40 $1.375 (through March 14, 2002)
 3rd Quarter $  2.50 $  2.00 3rd Quarter $2.30 $ 1.76
 4th Quarter $2.3125 $ 1.125 4th Quarter $4.60 $ 2.01

      (b) The approximate number of beneficial holders of common stock of the Company as of March 14, 2002 was 1,680.

      (c) The Company has paid no dividends during the fiscal year ended December 31, 2000 or the fiscal year ended December 31, 2001. The Company does not expect to pay dividends in the foreseeable future. The Company and its subsidiaries are parties to various loan documents, which prevent the Company from paying any dividends.

      (d) In the year 2001, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          1. On October 5, 2001, we issued an option to purchase 25,000 shares of common stock to Jason Louis DeZwirek.

          2. In December 2001, we issued an aggregate of 1,000,000 shares of common stock to Green Diamond, Harvey Sandler and ICS Trustee Services, Ltd. upon the exercise of warrants. These warrants had been acquired from us on December 7, 1999 in a private transaction.

          3. On December 31, 2001, we completed the sale of 706,668 shares of our common stock, at a price of $3.00 per share, and the issuance of warrants to purchase 353,334 shares of our common stock at an initial exercise price of $3.60 per share, to the Investors. We paid commissions of $104,500 in connection with such placement. In connection with such transaction, we also issued warrants as of December 31, 2001 to purchase 14,000 shares of common stock pursuant to an agreement with The Shemano Group at a price of $3.00 per share.

   There were no underwriters employed in connection with any of these issuances. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 6.  Selected Financial Data

   The following table sets forth our selected financial information. The financial information as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and December 31, 1997 have been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

                                                                 Year Ended December 31,
                                                     ----------------------------------------------
                                                     2001(1)  2000(2)   1999       1998      1997
                                                     -------  -------  -------  ----------  -------
                                                     (dollars in thousands, except per share amount)
Statement of operations information:
Net sales........................................... $90,994  $89,817  $22,414  $   21,753  $14,531
Gross profit........................................  18,532   18,097    8,387       8,235    6,415
Depreciation and amortization.......................   2,320    2,154      729         582      385
Income (loss) from continuing operations............    (264)    (690)    (434)        945      (54)
Discontinued operations.............................      --       --     (509)       (412)      --
Net (loss) income...................................    (264)    (690)    (943)        533      (54)
Basic and diluted net (loss) earnings per share from
  continuing operations(4)..........................    (.03)    (.08)    (.05)        .11     (.01)
Basic and diluted net (loss) earnings per share(4)..    (.03)    (.08)    (.11)        .06     (.01)
Weighted average shares outstanding (in thousands)
   Basic............................................   7,899    8,195    8,485       8,251    6,868
   Diluted..........................................   7,899    8,195    8,485       8,846    6,868
Supplemental financial data:
Ratio of earnings to fixed charges(5)...............     n/a      n/a      n/a   7.62 to 1      n/a
Deficiency(5)....................................... $  (141) $(1,032) $  (281)        n/a  $   (71)
Cash flows from operating activities................   4,382    2,630     (846)       (759)   2,563
EBITDA(6)...........................................   5,325    4,164    1,171       2,464      361

                                                                     At December 31,
                                                     ----------------------------------------------
                                                     2001(1)  2000(2)   1999       1998      1997
                                                     -------  -------  -------  ----------  -------
                                                                 (dollars in thousands)
Balance sheet information:
Working capital..................................... $ 8,063  $10,690  $14,504  $      372  $   649
Total assets........................................  53,030   54,954   56,448      15,475   13,961
Short-term debt.....................................   2,826    3,776    2,788       1,585      334
Long-term debt......................................  18,588   26,101   28,290       1,570    1,733
Shareholders' equity(3).............................   9,821    7,008    9,038       7,557    6,743

--------
(1) During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.
(2) During fiscal 2000, depreciation and goodwill increased by $0.6 million due to the acquisition of Kirk & Blum and kbd/Technic, whose results of operations are included with their respective dates of acquisition.
(3) Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.
(4) Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
(5) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. "Deficiency" is the amount by which fixed charges exceeded earnings.
(6) EBITDA equals operating income (loss) plus depreciation and amortization expense. EBITDA is not intended to represent cash flow or any other measure of performance of liquidity in accordance with accounting principles generally accepted in the United States of America. EBITDA is included here because we believe that you may find it to be a useful analytical tool. Other companies may calculate EBITDA differently, and we cannot assure you that our figures are comparable with similarly titled figures for other companies.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

  Overview

   Our principal operating units are Kirk & Blum, kbd/Technic, Inc., Filters, Busch, CECO Abatement, and APC, which provide innovative solutions to industrial ventilation and air quality problems through dust, mist, and fume control systems and particle and chemical control technologies. The Company operates in two reportable segments: Systems and Media. The Systems segment assembles and manufactures ventilation, environmental and process-related products. We provide standard and engineered systems and filter media for air quality improvement through our Media segment.

   Our Systems segment consists of Kirk & Blum, kbd/Technic, Busch and CECO Abatement. Kirk & Blum, with headquarters in Cincinnati, Ohio, is a leading provider of turnkey engineering, design, manufacturing and installation services in the air pollution control industry. Kirk & Blum's business is focused on designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that control emissions from such facilities. Kirk & Blum serves its customers from offices and plants in Cincinnati, Ohio; Indianapolis, Indiana; Defiance, Ohio; Louisville and Lexington, Kentucky; Columbia, Tennessee; and Greensboro, North Carolina. In 2001, Engineering News Record ranked Kirk & Blum as the largest specialty sheet metal contractor in the country in 2000. With a diversified base of more than 1,500 active customers, Kirk & Blum provides services to a number of industries including aerospace, ceramics, metal working, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive and pharmaceuticals. Busch engages in the business of marketing, selling, designing and assembling ventilation, environmental and process related products. Busch provides a wide range of special services, including conceptual studies, application engineering, and system start-up. Busch employs an engineering staff experienced in aerodynamic, mechanical, civil and electrical disciplines. These personnel are utilized entirely to support Busch's air system work. Areas of expertise include turbine inlet filtration, evaporative cooling, gas absorption, scrubbers, acoustics and corrosion control. Busch uses a variety of standard, proprietary and patented technologies including its JET*STAR(TM). kbd/Technic is a specialty engineering firm concentrating in industrial ventilation and dust and fume control. CECO Abatement engineers, builds and installs thermal oxidation control systems to eliminate toxic emission fumes and volatile organic compounds resulting from large-scale industrial processes. These companies have extensive knowledge and experience in providing complete turnkey systems in new installations and renovating existing systems.

   Our Media segment consists of Filters and APC. Filters, located in Conshohocken, Pennsylvania, manufactures and sells industrial air filters known as fiber bed mist eliminators, designed to trap, collect and remove solid soluble and liquid particulate matter suspended in an air or other gas stream whether generated from a point source emission or otherwise. The principal functions that can be performed by use of the filters are (a) the removal of damaging mists and particles (for example, in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants, and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Filters offers innovative patented technologies such as the Catenary Grid(R) and the Narrow Gap
Venturi(R) scrubbers, which are designed for use with heat and mass transfer operations and particulate control. Filter's filters are used by, among others, the chemical and electronics industries; manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalis, chlorine, paper, computers, automobiles, asphalt, pharmaceutical products and chromic acids; electric generating facilities including cogeneration facilities; and end users of pollution control products such as incinerators. APC, which was sold effective December 31, 2001, designed and manufactured high performance filter media for use in high temperature pulse jet baghouses, a highly effective type of baghouse for capturing submicron particulate from gas streams.

  Critical Accounting Policies

   The consolidated financial statements of CECO are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. CECO believes that of its significant accounting policies, the accounting policy for recognizing revenues under the percentage of completion method may involve a higher degree of judgments, estimates, and complexity.

   A substantial portion of the Company's revenues is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management's ability to accurately estimate the contracts percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which the Company has no or limited control, and their performance on such project could have an adverse effect on the profitability of the Company's contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contracts' profitability.

   The following discussion of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto (including Note 19, Segment and Related Information) and other financial information included elsewhere in this report.

  Results of Operations

   Our consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 reflect our operations, consolidated with the operations of our subsidiaries. At December 31, 2001, CECO owned approximately 94% of Filters. Minority interest has been separately presented in the statement of operations.

   The following table sets forth line items shown on the consolidated statement of operations, as a percentage of total net sales, for the years ended December 31, 2001, 2000 and 1999. This table should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                                Year Ended December 31,
                                                                                ----------------------
                                                                                 2001      2000   1999
                                                                                -----     -----  -----
Net Sales...................................................................... 100.0     100.0  100.0
Costs and expenses:
   Cost of Sales...............................................................  79.6      79.9   62.6
   Selling and administrative..................................................  14.5      15.5   32.2
   Depreciation and amortization...............................................   2.6       2.4    3.2
                                                                                -----     -----  -----
                                                                                 96.7      97.8   98.0
Income from continuing operations before investment income and interest expense   3.3       2.2    2.0
Investment income..............................................................    .4        .9    2.2
Interest expense...............................................................   3.9       4.2    5.4
                                                                                -----     -----  -----
Loss from continuing operations before income taxes and minority interest......   (.2)     (1.1)  (1.2)
Provision (benefit) for income taxes...........................................    .1       (.3)    .7
                                                                                -----     -----  -----
Loss from continuing operations before minority interest.......................   (.3)      (.8)  (1.9)
Minority interest..............................................................     0         0      0
                                                                                -----     -----  -----
Loss from continuing operations................................................   (.3)      (.8)  (1.9)
Loss from discontinued operations..............................................     0         0   (2.3)
                                                                                -----     -----  -----
Net Loss.......................................................................   (.3)      (.8)  (4.2)
                                                                                =====     =====  =====

   2001 vs. 2000 Consolidated net sales increased 1.3%, or $1.2 million to $91.0 million, driven by a 21.3%, or a $1.4 million increase in revenue from the Media segment. The Systems segment's revenue increased $0.7 million or 1% during 2001. Intersegment sales, which eliminate in consolidation, rose $.9 million to $2.0 million during 2001. The significant increase in the Media segment's sales resulted from a $2.2 million increase in Filter's sales partially offset by a $0.8 million decrease in sales of APC. The increase is attributed to the successful implementation of a new marketing campaign by Filters focusing on nurturing relationships and increasing repeat orders. The market for APC's high temperature pulse jet bag houses continued to decline during 2001 compared to 2000. In December 2001, we sold the fixed assets and inventory of APC, a wholly owned subsidiary, for $475,000. The sale of APC was financed by the Company, with a substantial portion of the financing due on March 15, 2002. The purchaser failed to repay the note in full at maturity and we are in the process of negotiating extended payment terms for the note. The Company also provided a working capital note that was to mature on March 15, 2002 and was secured by a personal guaranty from the purchasers' principal shareholder. The aggregate principal outstanding on the notes is approximately $475,000. The note is secured by the APC assets sold to the purchaser. We have deferred the gain of $250,000 on the sale of the assets until a substantial portion of the notes are collected or collection of such notes is reasonably assured. Sales in the Systems segment increased slightly as sales to steel foundries and automotive manufacturers continued to decline during the second half of the year causing sales for the systems segment to slow down. Management is optimistic for 2002 considering backlog for the consolidated company is $18.6 million of which the Systems segment comprises $18.2 million of the total.

   Gross profit excluding depreciation increased $0.4 million to $18.5 million in 2001 compared with $18.1 million in 2000. Gross profit as a percentage of revenues, was 20.4% in 2001 compared with 20.1% in 2000. The gross margin of each the companies was consistent with the gross margin in 2000 except for APC which decreased 8.0%. During the second quarter of 2001, we expanded our design build capabilities into specialty piping for automotive finishing facilities. In connection with this expansion, we entered into a contract that resulted in a contract loss of $1.3 million. Accordingly, a charge was recorded to cost of sales for that amount. We abandoned our plans to continue our expansion in this area. Gross profit for the Systems segment was negatively impacted by about 1% as a result of this charge.

   Selling and administrative expenses decreased by $0.7 million to $13.2 million in 2001. Selling and administrative expenses, as a percentage of revenues for 2001 were 14.5% compared to 15.5% in 2000. This reduction results from the cost savings identified in 2000, the reversal of a contingency reserve held in connection with a customer bankruptcy ($0.2 million), and the reversal of a reserve held in conjunction with the operations discontinued in 1999 ($0.2 million). As management anticipated, the cost reductions identified resulted in a favorable impact in 2001. Depreciation and amortization increased by $0.1 million to $2.3 million in 2001.

   Investment income decreased by $0.4 million to $0.4 million during 2001 compared with $0.8 million in 2000. The decrease was a result of reduced investment income from the Company's holdings in Peerless Manufacturing common stock, which was sold in the first half of 2001.

   Interest expense decreased by $0.3 million to $3.5 million during 2001 compared with $3.8 million in 2000 principally due to lower borrowing levels and decreased rates under the bank credit facility.

   Federal and state income tax provision was $0.1 million in 2001 compared with a tax benefit of $0.3 million in 2000. The effective income tax rate in 2001 was 93%. The effective income tax rate is affected by non-deductible goodwill amortization and interest expense particularly in years when income
(loss) from operations before income taxes and minority interest is low in comparison to the non-deductible items.

   Net loss for the year ended December 31, 2001 was $0.3 million compared with a net loss of $0.7 million in 2000.

   2000 vs. 1999 Consolidated net sales increased 301% for the twelve months ended December 31, 2000 to $89.8 million, up $67.4 million over 1999. This increase was attributed to the combination of increased revenue from the Systems segment principally due to the positive impact from the acquisition of Kirk & Blum and kbd/

Technic in December 1999, offset by a decrease in revenue from the Media segment. Systems segment revenues increased by $69.2 million during 2000. The primary factors for this increase were the inclusion of Kirk & Blum and kbd/Technic offset by lower revenue by Busch. Our newly acquired Kirk & Blum operating unit generated increased revenue over its 1999 levels. The decline in revenue from Busch is principally due to the general decline in the metal industry and a decline in demand at rolling mills for fume exhaust systems and Busch's propriety JET*STAR(TM) cooling technology. However, both the inquiry level and order level increased late in 2000 for the aluminum segment of the metal industry. Media segment sales reflect a decline of $1.2 million primarily due to a decline in sales by APC. Sales to bag manufacturers that use the filter media in pulsejet bag houses slowed during 2000 due in part to inventory rationalization and increased competition from lower priced filter media. We believe that our filter media has better performance characteristics in high temperature use applications than its competitors and we are pursuing this avenue in its marketing approach.

   Gross profit increased $9.7 million to $18.1 million in 2000 compared with $8.4 million in 1999. Gross profit, as a percentage of revenues, was 20.1% in 2000 compared with 37.4% in the prior year. The decline is attributable to the mix of increased sales from lower margin Systems segment and decreased sales from the higher margin Media segment. Overall, margins as a percentage of sales will be impacted by the addition of Kirk & Blum to the Systems segment as this operating unit represents a significant portion of our total revenue and operates at lower margins. Subsequent to year-end, Kirk & Blum identified a potential loss on a contract in progress as of December 31, 2000 with a major industrial company and recorded a $0.6 million reserve in the fourth quarter of 2000. We are attempting to recover this loss from the customer. This loss has not been reduced for a potential recovery, as the amount of recovery is not reasonably determinable as of December 31, 2000.

   Selling and administrative expenses increased by $6.7 million to $13.9 million in 2000 due to the acquisition of Kirk & Blum and kbd/Technic. Selling and administrative expenses, as a percentage of revenues for 2000 and 1999 were 15.5% and 32.2%, respectively. A substantial portion of these expenses, which are considered fixed, have been under review by management for cost savings opportunities resulting from administrative efficiencies that could be realized from consolidating our operating headquarters in Cincinnati, Ohio. Additionally, variable selling expenses have been under review to better align compensation of sales personnel with performance. In 2000, management identified overhead reductions at an annualized rate of approximately $1 million. Savings that should be realized from this realignment and cost reduction efforts have favorably affected results in 2000 by approximately $0.4 million. Depreciation and amortization increased by $1.4 million to $2.2 million in 2001, primarily due to the larger base of depreciable and amortizable assets and goodwill resulting from the acquisition of Kirk & Blum and kbd/Technic.

   Investment income increase by $0.3 million to $0.8 million during 2000 compared with $0.5 million in 1999. The increase in investment income resulted from interest income, dividend income, net realized gains and net unrealized appreciation in investments. At December 31, 2000, our most significant investment was Peerless stock which was $15.50 per share as of December 31, 2000.

   Interest expense increased by $2.6 million to $3.8 million during 2000 compared with $1.2 million in 1999 principally due to higher borrowing levels, increased rates under the newly established bank credit facilities, and subordinated and related party debt. The bulk of such debt was incurred in connection with the acquisition of Kirk & Blum and kbd/Technic. In August 1999, CECO issued a demand note and warrants to purchase 1,000,000 shares of common stock to a related party. The inherent discount associated with the value of the warrants was immediately amortized, and $0.6 million of interest expense was recognized in the quarter ended September 30, 1999. Management of CECO and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000, the holder cancelled the warrants after repayment of the debt.

   Federal and state income tax benefit was $0.3 million in 2000 compared with a tax provision of $0.2 million in 1999. The 29.4% effective income tax benefit rate in 2000 was less than the statutory rate primarily due to nondeductible goodwill amortization relating to investments in Filters, Kirk & Blum and kbd/Technic.

   Discontinued operations reflect the closure of the operations of our subsidiary, US Facilities Management, during 1999. Operating losses and disposal costs, net of income tax benefits and minority interest totaled $0.5 million in 1999.

   Net loss for the year ended December 31, 2000 was $0.7 million compared with a net loss of $0.9 million in 1999.

  Backlog

   Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2001 was $18.6 million compared to $12.1 million as of December 31, 2000. The Systems segment provided over 97% of the backlog in 2001 and 92% in 2000. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling price over the life of the product as competition increases and our dependence on efforts of intermediaries to sell a portion of our product.

  Financial Condition, Liquidity and Capital Resources

   On December 7, 1999, we acquired Kirk & Blum Manufacturing Company and kbd/Technic, Inc., which are engaged in the design, fabrication and installation of specialized ventilation systems and related engineering and technical services. Both companies became wholly owned subsidiaries of CECO Group, the wholly-owned subsidiary of CECO. We paid cash totaling approximately $25 million to owners of Kirk & Blum and kbd/Technic and we assumed debt obligations of Kirk & Blum and kbd/Technic totaling $5 million. The transaction was accounted for as a purchase. The activity of Kirk & Blum and kbd/Technic has been included with our consolidated results of operations from December 7, 1999. The purchase price has been allocated to Kirk & Blum and kbd/Technic balance sheets based on independent appraisals of the various assets acquired. Approximately $3.1 million of intangibles, including Kirk & Blum's trade name and the valuation of its workforce, are included in our consolidated balance sheets as of December 31, 2001, 2000 and 1999 related to these acquisitions. Under the terms of an escrow agreement entered into between CECO and the owner of Kirk & Blum, we received $0.3 million during the second quarter of 2000 as a post-closing price adjustment.

   At December 31, 2001, cash and cash equivalents and marketable securities totaled $0.1 million compared with $1.7 million at December 31, 2000. Cash provided by operating activities for the year ended December 31, 2001, was $4.4 million in 2001 compared with cash provided of $2.6 million for the same period in 2000.

   Our investment in marketable securities consisted of our investment in Peerless Manufacturing Company and other investments with a value of $1.0 million on December 31, 2000. We sold the remaining balance of the marketable securities held in Peerless Manufacturing Company during 2001.

   Total bank and related debt as of December 21, 2001 was $17.7 million, a decrease of $8.8 million, due to net repayments under bank credit facilities and payments made with respect to other notes payable. Unused credit availability at December 31, 2001, was $3.8 million under our bank line of credit.

   The senior secured credit facility was amended in August 2001 by reducing the minimum coverage requirements under several financial covenants as of June 30, 2001 and September 30, 2001, raising interest rates by 1%, reducing the total amount available under the revolving line of credit to $8.0 million from $9.0 million and changing the maturity of the revolving line of credit to April 2003 from December 2004. In consideration for this amendment, additional fees were paid to the lenders. The facility was amended in March 2002 by reducing several financial covenants as of December 31, 2001. During December 2001, as discussed below, we raised additional capital of $4.4 million used to reduce the principal balance of the credit facility.

   Investing activities used cash of $0.8 million during 2001 compared with cash used of $0.3 million for the same period in 2000. Capital expenditures for property and equipment, and leasehold improvements were $0.8 million during 2001. Expenditures in 2001 were primarily for manufacturing and engineering equipment of which $0.3 million of equipment expenditures related to the start-up of K&B Duct, a new division in Kirk & Blum. Capital expenditures for property and equipment are anticipated to be in the range of $0.5 million to $0.9 million for 2002 and will be funded by cash from operations, line of credit borrowing and/or lease financing.

   Financing activities used cash of $4.2 million during 2001 compared with $2.8 million of cash used by financing activities during the same period of 2000. In the fourth quarter of 2001, we received gross proceeds of $2.1 million and issued 706,668 shares of stock to an outside investor group. Also, in the fourth quarter, Green Diamond and two non-affiliated third parties exercised warrants to purchase 1,000,000 shares of CECO stock generating proceeds of $2.3 million. During 2001, $7.8 million was used to pay down long-term debt offset by proceeds from common stock issued under CECO's Employee Stock Purchase Plan.

   We believe that our cash, cash equivalents and marketable securities, cash flows from operations, and our credit facilities are adequate to meet our cash requirements over the next twelve months.

  New Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. Management is in the process of evaluating the results of the effects of these standards on its financial position.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. Implementation of SFAS No. 143 is required for Fiscal 2003 and SFAS No. 144 is required for fiscal 2002. Management is in the process of evaluating the results of the effects of these standards on its financial position.

   In June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is effective for the Company's fiscal years beginning January 1, 2001. SFAS 133 requires a Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We recognized a transition obligation of $209,000 net of tax of $140,000, in other comprehensive loss in the first quarter ended March 31, 2001 from the adoption of SFAS 133.

  Forward-Looking Statements

   We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form

10-K, the Annual Report to Shareholders or Form 8-K of CECO or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-K are "forward-looking statements," and are based on management's current expectations of our near-term results, based on current information available pertaining to us.

   We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. We wish to caution investors that other factors might, in the future, prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

   Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

  Risk Management Activities

   We are exposed to market risk including changes in interest and commodity prices. We use derivative instruments to manage our interest rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values of cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

  Interest Rate Management

   We enter into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in Accumulated Other Comprehensive Income (loss) in our consolidated balance sheets. At December 31, 2001, we had interest rate swap agreements outstanding with a commercial bank having a notional principal amount of $9.8 million. This swap effectively changed the interest rate exposure of $9.8 million of our floating debt to a weighted fixed rate of 6.96% plus the applicable spread.

   The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 11 to the consolidated statements contained in Item 8.

   Accordingly, the combined effect of a 1% increase in an applicable index rates would result in additional interest expense of approximately $.1 million annually, assuming no change in the level of borrowings. At December 31, 2001, we had unrealized net losses under an interest rate swap agreement of $.2 million, which has been recorded net of tax in Accumulated Other Comprehensive Income (loss) in the consolidated balance sheet.

   We do not hold collateral for these instruments and therefore are exposed to credit loss in the event of nonperformance by the other party to the interest swap agreement. However, we do not anticipate any such nonperformance.

   The following table presents information of all dollar-denominated interest rate instruments. The fair value presented below approximates the cost to settle the outstanding contract.

                                               Expected Maturity Date
                          ---------------------------------------------------------------
                          2002   2003   2004   2005   2006   Thereafter Total   Fair Value
                          -----  -----  -----  -----  -----  ---------- ------  ----------
($ in thousands)
Liabilities
 Variable Rate Debt ($).. 2,800  7,673  4,700  2,327     --      --     17,500    17,500
   Average Interest Rate.   6.4%   6.7%   6.4%   6.9%                      6.6%      6.6%
 Subordinated Debt.......    --     --     --     --  3,750      --      3,750     4,140
   Average Interest Rate.    --     --     --     --   17.8%     --       17.8%     18.0%
 Fixed Rate Debt ($).....    26     26     26     26     60      --        164       164
   Average Interest Rate.   3.0%   3.0%   3.0%   3.0%   3.0%     --        3.0%      3.0%
Interest Rate Derivatives
Interest Rate Swap
 Variable to Fixed ($)... 9,750     --     --     --     --      --      9,750       401
   Average Pay Rate......   7.0%    --     --     --     --      --        7.0%      7.0%
   Average Receive Rate..   2.0%    --     --     --     --      --        2.0%      2.0%

  Credit Risk

   As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which it conducts business. Credit risk is minimal as credit exposure is limited with any single high quality financial institution to avoid concentration. We also monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. Concentrations of credit associated with these trade receivables are considered minimal due to our geographically diverse customer base. Bad debts have been minimal. We do not normally require collateral or other security to support credit sales.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements of CECO Environmental Corp. and subsidiaries for years ended December 31, 2001, 2000 and 1999 and other data are included in this Report following the signature page of this Report:

Cover Page................................................................................ F-1
Independent Auditors' Reports............................................................. F-2 to F-3
Consolidated Balance Sheets............................................................... F-4
Consolidated Statements of Operations..................................................... F-5
Consolidated Statements of Shareholders' Equity........................................... F-6
Consolidated Statements of Cash Flows..................................................... F-7 to F-8
Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and
  1999.................................................................................... F-9 to F-27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On September 28, 2000, the Company dismissed the firm of Margolis Company P.C. ("Margolis") as the principal independent accountant. Also on September 28, 2000, the Company engaged the firm of Deloitte & Touche LLP to serve as its principal independent accountant. In connection with the audits of the two fiscal years ended December 31, 1999 and 1998, and during subsequent interim periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Margolis, would have caused Margolis to make reference to the matter in its report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant; Compliance with
        Section 16(a) of the Exchange Act

   The following are the directors and executive officers of the Company. The terms of all directors expire at the next annual meeting of shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name                 Age                         Position with CECO
----                 ---                         ------------------
David D. Blum....... 46  Senior Vice President-Sales and Marketing; Assistant Secretary
Richard J. Blum..... 55  Director; President
Jason Louis DeZwirek 31  Director; Secretary
Phillip DeZwirek.... 64  Chairman of the Board of Directors; Chief Executive Officer
Josephine Grivas.... 65  Director
Marshall J. Morris.. 42  Vice President-Finance and Administration; Chief Financial Officer
Donald A. Wright.... 64  Director

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

   Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of Kirk & Blum since February 28, 1975 and the Chairman and a director of kbd/Technic since November 1988. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provides steam energy to various companies, including CECO. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999. Mr. Richard Blum is the brother of Mr. David Blum.

   Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998, following the resignation of Josephine Grivas as Secretary. Mr. DeZwirek from October 1, 1997 through January 1, 2002 served as a member of the Committee that was established to administer CECO's Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek's principal occupation since October 1999 has been as President of kaboose, Inc., a company that owns a children's portal. Mr. DeZwirek is (and has been since
2001) the Chairman of the Board of API Electronics Group, Inc., a publicly traded company, that is a manufacturer of power semi-conductors primarily for military use. From 1993 until he commenced employment with kaboose, Inc., Mr. DeZwirek was President of Digital Fusion Multimedia Corp., a company that adapted books and movies to the CD Rom medium.

   Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek's principal occupations during the past five years have been as Chairman of the Board and Vice President of Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. ("Green Diamond") (since 1990) and Vice Chairman and Chief Executive Officer of API Electronics Group, Inc. Mr. DeZwirek has also been involved in private investment activities for the past five years.

   Josephine Grivas has been a director of the Company since February 1991. She was its Secretary from October 1992 until she resigned as of February 2, 1998. Ms. Grivas has since October 1, 1997 also been a member of the Committee that was established to administer the Company's stock option plan. She is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan. Since February 20, 1998, Ms. Grivas has been a member of the Audit Committee, which was created to evaluate transactions where the potential for a conflict of interest exists and such other matters that are properly referred to the Audit Committee by the Board of Directors. Ms. Grivas had been an administrative assistant for Phillip DeZwirek since 1975. She retired from this position in February 1998.

   Marshall J. Morris became the Chief Financial Officer of the Company on January 26, 2000 and the Vice President-Finance and Administration on July 1, 2000. Mr. Morris also serves as Chief Financial Officer of CECO Group (since January 26, 2000). From 1996 to 1999, Mr. Morris was Treasurer of Calgon Carbon Corporation which stock trades on the New York Stock Exchange and which is a worldwide producer of specialty chemicals and supplier of pollution control technologies and services with annual sales of approximately $300 million. From 1995 to 1996, he served as a consultant with respect to business management and strategic planning. From 1989 through 1995, Mr. Morris also served as the Treasurer of Trico Products Corporation, an international manufacturer and distributor of original equipment automotive parts with annual sales of approximately $350 million.

   Donald A. Wright became a director of the Company on February 20, 1998. Mr. Wright has also been a member of the Audit Committee since February 20, 1998. He is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan, and since January 1, 2002 has served on the Committee that administers the Stock Option Plan. Mr. Wright has been a principal of and real estate broker with The Phillips Group in San Diego, California, a company which is a real estate developer and apartment building syndicator, since 1992. Since November 1996, Mr. Wright has also been a real estate broker with Prudential Dunn Realtors in Pacific Beach, California. From August 1995 until October 1996, he was the principal of and real estate broker with Barbour Real Estate Sales and Leasing in La Costa, California.

   During the fiscal year ended December 31, 2001, the Board held no meetings. During and since the end of such period, action has been taken by unanimous written consent of the Board of Directors. The Audit Committee held three telephonic meetings during the fiscal year ended December 31, 2001.

   Section 16(a) Beneficial Ownership Reporting Compliance. We are not aware of any persons who beneficially own or owned more than 10 percent of the outstanding common stock of the Company or any officer, director or other person subject to the requirements of Section 16 of the Securities Exchange Act of 1934 who, during the period covered by this Annual Report on Form 10-K, failed to file, or failed to file on a timely basis, any reports or forms required to be filed under said Section 16 or the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

   Except for the compensation described below, we have not paid, set aside or accrued any salary or other remuneration or bonus, or any amount pursuant to a profit-sharing, pension, retirement, deferred compensation or other similar plan, during its last fiscal year, to or for any of CECO's executive officers or directors.

   The following table summarizes the total compensation of Phillip DeZwirek, Richard J. Blum, David D. Blum and Marshall J. Morris for 2001 and the two previous years. Richard J. Blum, who also serves as Chief Executive Officer and President of CECO Group, is paid the amounts set forth below by CECO Group. Mr. DeZwirek and Mr. Morris are paid by CECO. David D. Blum, who also serves as Vice-President of Kirk & Blum, is paid by Kirk & Blum. No other officer of CECO made in excess of $100,000.

Summary Compensation Table For CECO

                                    Annual Compensation   Long-Term
                                   --------------------- Compensation   All Other
Name/Principal Position       Year  Salary       Bonus   Options (#)   Compensation
-----------------------       ---- --------     -------- ------------  ------------
Phillip DeZwirek              2001 $111,000                500,000(2)    $139,000(1)
Chairman of the Board         2000 $137,545                500,000(3)
& Chief Executive Officer     1999 $100,000

Richard J. Blum               2001 $227,538     $122,224    25,000(4)    $ 25,406(5)
President of CECO &           2000 $206,000                448,000(8)    $ 19,883(6)
President & Chief Executive   1999 $ 13,972(7)
Officer of CECO Group

David D. Blum                 2001 $170,106     $ 76,388   335,000(12)   $ 17,104(9)
Senior Vice President-Sales   2000 $154,000                              $ 10,873(10)
& Marketing and Assistant     1999 $ 10,458(11)
Secretary of CECO and
Vice President of Kirk & Blum

Marshall J. Morris            2001 $155,769                 50,000(14)   $  1,377(13)
Vice President-Finance &      2000 $133,211                              $ 22,040(15)
Administration and Chief
Financial Officer

--------
(1) Includes $139,000 paid to Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. for consulting services provided by Mr. DeZwirek through Green Diamond.
(2) Represents 500,000 Warrants issued to Phillip DeZwirek on August 14, 2000.
(3) Represents 500,000 Warrants issued to Phillip DeZwirek on January 22, 1999.
(4) Represents options to purchase 25,000 shares of CECO's stock granted on October 5, 2001. Such options are exercisable at any time between April 5, 2002 and October 5, 2011 at a price of $2.01 per share.
(5) Represents Company contribution of $22,475 to 401(k) plan on behalf of Mr. Richard Blum and $2,931 of insurance premiums paid for term life insurance for his benefit.
(6) Represents Company contribution of $18,315 to 401(k) plan on behalf of Mr. Richard Blum and $1,568 of insurance premiums paid by CECO for term life insurance for the benefit of Mr. Richard Blum
(7) Based on an annual salary of $206,000; Mr. Richard Blum commenced employment with CECO Group on December 7, 1999.
(8) Represents Warrants to purchase 448,000 shares of CECO's stock granted in Mr. Richard Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.
(9) Represents Company contribution of $16,362 to 401(k) plan on behalf of Mr. David Blum and $742 of insurance premiums paid for term life insurance for his benefit.
(10) Represents Company contribution of $10,134 to 401(k) plan on behalf of Mr. David Blum and $740 of insurance premiums paid by CECO for term life insurance for the benefit of Mr. David Blum.
(11) Based on an annual salary of $154,000; amount shown is from December 7, 1999, the date CECO Group acquired Kirk & Blum.
(12) Represents Warrants to purchase 335,000 shares of CECO's stock granted in Mr. David Blum's Employment Agreement. Such Warrants become exercisable at the rate of 25% per year over the four years following December 7, 1999 at a price per share of $2.9375.
(13) Represents Company contribution of $897 to 401(k) plan on behalf of Mr. Morris and $480 of insurance premiums paid for term life insurance for his benefit.
(14) Represents Options to purchase 50,000 shares of CECO's stock granted on January 20, 2000. Such options become exercisable at the rate of 20% per year over the five years following January 20, 2000 at a price per share of $2.50.
(15) Represents Company contribution of $436 to 401(k) plan on behalf of Mr. Morris, $284 of insurance premiums paid by CECO for term life insurance for the benefit of Mr. Morris and $21,320 of reimbursement of relocation expenses.

Option Grants and Exercises in Last Fiscal Year

   The following tables set forth information with respect to CECO's executive officers concerning grants and exercises of options on stock of CECO during the last fiscal year and unexercised options on stock of CECO held as of the end of the fiscal year.

                                                    Option/SAR Grants By CECO
                                              For The Year Ended December 31, 2001
                     ---------------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                          Annual Rates of
                                            % of Total                                      Stock Price
                                           Options/SARs                                   Appreciation for
                     Number of Securities   Granted to                                    Option Term (2)
                      Underlying Options   Employees in   Exercise or Base  Expiration  --------------------
Name                     Granted (#)      Fiscal Year (1) Price ($/SH) (3)     Date       5% ($)    10% ($)
----                 -------------------- --------------- ---------------- ------------  -------   -------
Jason Louis DeZwirek        25,000             41.7%           $2.01       Oct. 5, 2011 $31,602    $80,086
Richard J. Blum.....        25,000             41.7%           $2.01       Oct. 5, 2011 $31,602    $80,086

--------
(1) Based on options to purchase an aggregate of 60,000 shares granted to employees and officers during 2001.
(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission ("SEC") and do not reflect our estimate of future stock price.
(3) Granted at fair market value on the date of issuance.

                                          Aggregated Option/SAR On CECO
                                  Exercises For The Year Ended December 31, 2001
                              And Option/SAR Values On CECO As Of December 31, 2001
                     ------------------------------------------------------------------------
                                                                      Value of Unexercised
                                            Number of Securities          In-The-Money
                                           Underlying Unexercised        Options/SARs at
                       Shares             Options/SARs at 12/31/01          12/31/01
                      Acquired    Value   ------------------------- -------------------------
Name                 on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     (#)       ($)    ----------- ------------- ----------- -------------
Phillip DeZwirek....      0         0      2,250,000           0    $2,412,250         N/A
Richard J. Blum.....      0         0        224,000     249,000    $   81,200    $113,450
David D. Blum.......      0         0        167,500     167,500    $   60,719    $ 60,719
Marshall J. Morris..      0         0         10,000      40,000    $    8,000    $ 32,000
Jason Louis DeZwirek      0         0              0      25,000           N/A    $ 32,250

Board Compensation Report On Executive Compensation

   The Board of Directors does not have a compensation committee. Richard J. Blum, Phillip DeZwirek and Jason Louis DeZwirek, all executive officers, have participated in deliberations of the Board of Directors concerning executive officer compensation.

   Our employee compensation policy is to offer a package including a competitive salary, competitive benefits, and an efficient workplace environment. We also encourage broad-based employee ownership of CECO stock through our Stock Purchase Plan in which most employees are eligible to participate. Our officers may also participate in the Stock Purchase Plan.

   The Company's compensation policy for officers is similar to that for other employees, and is designed to promote excellent performance and attainment of corporate and personal goals.

   The Board of Directors (comprised of three executive officers and two non-employee directors) reviews and approves individual officer salaries and bonuses.

   Officers of CECO are paid salaries in line with their responsibilities. These salaries are structured so they are comparable with salaries paid by competitors in the relevant industries. Officers (and other employees) are also eligible to receive stock option grants, which are intended to promote success by aligning employee financial interests with long-term shareholder value. Stock option grants are based on various subjective factors primarily relating to the responsibilities of the individual officers, and also to their expected future contributions and prior option grants.

   The Board of Directors annually reviews and approves the compensation of Phillip DeZwirek, Chief Executive Officer and Chairman of the Board. His compensation is tied to revenues and profits, strategic goals, capital raising efforts, and his general performance. In addition, Mr. DeZwirek is a significant shareholder in CECO; to the extent his performance translates into an increase in the value of CECO's stock, all shareholders, including Mr. DeZwirek, share the benefit.

Employment Contracts

   Richard J. Blum entered into an Employment Agreement dated December 7, 1999 with CECO Group. The Employment Agreement, which was recently extended for an additional year, has a term through December 7, 2005. Either party may terminate the Employment Agreement for cause. Mr. Richard Blum's base salary is set annually, at the Board's discretion, and is currently $228,400 per year. In addition to his base salary, Mr. Richard Blum is entitled to a bonus, depending upon whether CECO exceeds certain targets, and four weeks paid vacation.

   David D. Blum entered into an Employment Agreement dated December 7, 1999 with Kirk & Blum. The Employment Agreement, which was recently extended for an additional year, has a term through December 7, 2005. Either party may terminate the Employment Agreement for cause. Mr. David Blum's base salary is set annually, at the Board's discretion, and is currently $170,750 per year. In addition to his base salary, Mr. David Blum is entitled to a bonus, depending upon whether CECO exceeds certain targets, and four weeks paid vacation.

Options

   In consideration for Jason Louis DeZwirek's valuable service to CECO as an officer and director, CECO granted Mr. DeZwirek options on October 5, 2001 to purchase up to 25,000 shares of CECO's common stock, which are exercisable at any time between April 5, 2002 and October 5, 2011, inclusive, at a price of $2.01, the closing price of CECO's common stock on October 5, 2001. Such options are not transferable other than by will or the laws of descent.

Compensation Under CECO Stock Option Plan and Stock Purchase Plans

  Stock Option Plan

   Our Stock Option Plan was adopted by our board of directors on October 1, 1997 and approved by the shareholders on September 10, 1998. This plan provides for the grant of incentive stock options to our employees and nonstatutory stock options to our employees, consultants, advisors and directors. The number of shares of common stock reserved under the Stock Option Plan are 1,500,000. Of these shares, 182,500 shares were subject to outstanding options and 1,317,500 shares were available for future grant as of March 15, 2002. No options have been exercised as of March 15, 2002.

   A committee of our board administers the stock plan and determines the terms of awards granted, including the exercise price, the number of shares subject to individual awards and the vesting period of awards. Directors Grivas and Wright currently serve on such committee. In the case of options intended to quality as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the committee will consist of two or more "outside directors" within the meaning of
Section 162(m) of the Code. The committee determines the exercise price of options granted under the Stock Option Plan, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The committee determines the term of all other options.

   In the year 2001, options to purchase 35,000 shares of stock of CECO were granted under the Stock Option Plan.

   On October 5, 2001, Richard J. Blum, in consideration for his valuable services as an executive officer and director was granted an option under the Stock Option Plan to purchase up to 25,000 shares of stock of CECO. The option becomes exercisable on April 5, 2002 and expires on October 5, 2011. The exercise price per share is $2.01, the closing price for CECO's common stock on the date of the grant. On October 5, 2001, Donald Wright, in consideration for his valuable services as a director of CECO, was granted an option under the Plan to purchase up to 10,000 shares of stock of CECO. The option becomes exercisable on April 5, 2002 and expires on October 5, 2011. The exercise price per share is $2.01, the closing price for CECO's common stock on the date of the grant.

  Stock Purchase Plan

   On September 21, 1999, the Board of Directors of CECO adopted the Stock Purchase Plan which was approved by the stockholders on November 16, 1999. Employees, other than certain part-time employees, are eligible to participate in the Stock Purchase Plan, which provides employees the opportunity to purchase stock of CECO at a discounted price. The maximum number of shares of common stock of CECO that will be offered under the Stock Purchase Plan is 1,000,000. Such shares will be offered in nine separate consecutive offerings, which commenced October 1, 1999, with the final offering terminating on September 30, 2004. The purchase price per share will be the lesser of 85% of the market price of the stock on the last business day of the offering period or 85% of the market price of the stock on the first day of the offering period. Payment for the stock under the Stock Purchase Plan is paid through employee payroll deductions. The Stock Purchase Plan is administered by CECO's board of directors, however, the board of directors may delegate its authority to a committee of the board or an officer of CECO. Directors Grivas and Wright currently administer the Stock Purchase Plan.

   As of March 19, 2002, 47,948 shares of stock have been issued under the Stock Purchase Plan; 4,053 of which have been issued to Mr. Richard Blum, and 4,724 of which have been issued to Mr. David Blum in 2001. No other shares of stock under the Stock Purchase Plan have been issued to an executive officer or director of CECO.

Director Compensation

   The directors of CECO received no consideration for serving in their capacity as directors of CECO or as members of any committee of the Board during its last fiscal year, other than Donald Wright, Richard J. Blum and Jason Louis DeZwirek who received options to purchase 10,000, 25,000 and 25,000 shares of common stock, respectively. Phillip DeZwirek, a director, receives compensation in his capacity as an executive officer.

Stock Performance Graph

   The line graph below compares the annual percentage change in CECO's cumulative total shareholder return on its Common Stock with the cumulative total return of the Russell 2000 Stock Index (a broad-based market index consisting of small-cap stocks) and The Dow Jones Industry Group--Pollution Control (a "Peer Group Index") for the five-year period ending December 31, 2001. The graph and table assume $100 invested on December 31, 1996 in the Company's Common Stock, the Russell 2000 Stock Index and The Dow Jones Industry Group--Pollution Control and that all dividends were reinvested. The Dow Jones Industry Group--Pollution Control Index total return is weighted by market capitalization.

   The Dow Jones Industry Group--Pollution Control reflects CECO's performance against pollution control businesses, the Company's principal industry group, and provides an appropriate indicator of cumulative total shareholder returns. There are 60 companies included in this industry group.

                   Based on an Initial Investment of $100 on
                 December 31, 1996, with Dividends Reinvested

                                          [CHART]


                         Dec.   Dec.    Dec.    Dec.    Dec.    Dec.
Company Name/Index       1996   1997    1998    1999    2000    2001
CECO ENVIRONMENTAL CORP. 100    153.13  150.00  125.00   68.75  165.00
RUSSELL 2000 INDEX       100    122.34  118.91  142.21  136.07  137.46
PEER GROUP INDEX         100    124.53  129.64   77.42  103.54  123.49

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a) Security Ownership of Certain Beneficial Owners

   The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock of the Company beneficially owned as of March 19, 2002, and the percent of the class so owned by each such person.

                                    No. of Shares of
         Name and Address             Common Stock    % of Total Common Shares
        of Beneficial Owner        Beneficially Owned     Outstanding (1)
        -------------------        ------------------ ------------------------
 Phillip DeZwirek (2,3)...........     4,508,557                38.0%
 Chief Executive Officer and
 Chairman of the Board
 505 University Avenue
 Suite 1400
 Toronto, Ontario M5G 1X3

 Jason Louis DeZwirek (2,4,5).....     3,758,026                39.0%
 Secretary
 247 Erskine Avenue
 Toronto, Ontario M4P 1Z6

 Icarus Investment Corp. (2,6)....     2,134,360                22.2%
 505 University Avenue
 Suite 1400
 Toronto, Ontario M5G 1X3

 IntroTech Investments, Inc. (4)..     1,598,666                16.6%
 247 Erskine Avenue
 Toronto, Ontario M4P 1Z6

 Can-Med Technology, Inc. (6).....       800,000                 8.3%
 d/b/a Green Diamond Oil Corp.
 505 University Avenue, Suite 1400
 Toronto, Ontario M5G 1X3

 Harvey Sandler (7)...............       511,000                 5.3%
 17591 Lake Estates Drive
 Boca Raton, FL 33496

--------
(1) Based upon 9,614,087 shares of common stock of CECO outstanding as of March 19, 2002. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of March 19, 2002, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person.

(2) Icarus Investment Corp. ("Icarus") is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.

(3) Includes (i) 750,000 shares of CECO's common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from CECO at a price of $1.75 per share pursuant to warrants granted to Mr. DeZwirek by CECO on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to warrants granted

   January 14, 1998 at a price of $2.75 per share prior to January 14, 2008;
   (iii) 250,000 shares of CECO's common stock that may be purchased pursuant to warrants granted September 14, 1998 at a price of $1.626 per share prior to September 14, 2008; (iv) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by CECO January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by CECO August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share.

(4) IntroTech Investments, Inc. ("IntroTech") is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

(5) Includes 25,000 shares of CECO's common stock that Jason Louis DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. DeZwirek on October 5, 2001.

(6) 50.1% of the shares of Green Diamond are owned by Icarus. Ownership of the shares of common stock of Green Diamond also are attributed to Icarus. Icarus has voting and dispositive power, with respect to such shares which is shared with the other shareholders of Green Diamond.

(7) Includes 20,000 shares held in the name of Phyllis Sandler, Mr. Sandler's spouse.

   (b) Security Ownership of Management

   As of March 19, 2002, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of common stock of the Company set forth below:

                                               Number of Shares  % Total Company
              Name and Address                 of Common Stock    Common Shares
             of Beneficial Owner              Beneficially Owned Outstanding (1)
             -------------------              ------------------ ---------------
Phillip DeZwirek(2)..........................     4,508,557             38%
505 University Avenue
Suite 1400
Toronto, Ontario M5G 1P7

Jason Louis DeZwirek(3)......................     3,758,026             39%
247 Erskine Avenue
Toronto, Ontario M4P 1Z6

Richard J. Blum(4)...........................       275,241            2.8%
3120 Forrer Street
Cincinnati, Ohio 45209

David D. Blum(5).............................       179,136            1.8%
3120 Forrer Street
Cincinnati, Ohio 45202

Josephine Grivas.............................            --             --
505 University Avenue
Suite 1400
Toronto, Ontario M5G 1P7

Donald A. Wright(6)..........................        50,000            0.5%
4538 Cass Street
San Diego, California 92109

Marshall J. Morris(7)........................        30,600            0.3%
3120 Forrer Street
Cincinnati, Ohio 45202

Officers and Directors as a group (7 persons)     6,667,200           54.0%

--------
(1) See Note 1 to the foregoing table.

(2) See Notes 2 and 3 to the foregoing table.

(3) See Notes 2, 4 and 5 to the foregoing table.

(4) Includes 224,000 shares of CECO's common stock that Mr. Richard Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic to purchase 448,000 shares of common stock in CECO. This warrant became exercisable on December 7, 2000, with respect to 112,000 of such shares, on December 7, 2001, with respect to another 112,000 shares and becomes exercisable with respect to an additional 25% of such shares on each of the next two anniversaries of such date. Also includes 25,000 shares that may be purchased pursuant to Options granted to Mr. Blum October 5, 2001 at a price of $2.01 per share.

(5) Includes 167,500 shares of CECO's common stock that Mr. David Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic to purchase 335,000 shares of stock in CECO. This warrant became exercisable on December 7, 2000, with respect to 83,750 of such shares, on December 7, 2001 with respect to another 83,750 shares, and is exercisable with respect to an additional 25% of such shares on each of the next two anniversaries of such date.

(6) Includes (i) 10,000 shares of the CECO common stock that may be purchased pursuant to Options granted June 30, 1998, at a price of $2.75 per share prior to June 30, 2008; (ii) 5,000 shares of CECO's common stock that may be purchased pursuant to Options granted September 18, 2000 at a price of $2.0625 per share prior to September 18, 2010; and (iii) 10,000 shares that may be purchased pursuant to Options granted October 5, 2001 at a price of $2.01 per share.

(7) Includes 400 shares held in the name of Cynthia S. Morris, the spouse of Mr. Morris. Also includes 20,000 shares of common stock of CECO that may be purchased pursuant to options granted to Mr. Morris to purchase 50,000 shares of CECO's common stock on January 20, 2000. This option became exercisable on January 20, 2001, with respect to 10,000 of such shares, on January 20, 2002 with respect to another 10,000 shares, and becomes exercisable with respect to an additional 20% of the 50,000 shares on each of the next three anniversaries of such date. The exercise price of the options is $2.50 per share.

   (c) Changes in Control

   We are not aware of any current arrangement(s) that may result in a change in control of CECO. However, the Investors could potentially own up to 17.5% of CECO common stock if our EBITDA for fiscal year 2002 is significantly below $7,800,000 and assuming the exercise of their Warrants. We are required to issue to such Investors additional shares for every $100,000 our EBITDA is below $7,800,000 for a maximum of 826,802 additional shares. In such event, such group could significantly influence our business. However, we are not obligated to issue in excess of 1,772,576 shares to the Investors (including shares underlying the Warrants) in the aggregate unless shareholder approval is obtained. In the event our EBITDA is not below $7,800,000 for fiscal year 2002, the Investors would own 10.6% of CECO common stock assuming the exercise of their Warrants.

Item 13.  Certain Relationships and Related Transactions

   Since January 1, 2001, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of the Company's common stock, had a direct or indirect material interest.

   Andrew Halapin, former President of Busch, is the beneficial owner of the building in which Busch leases its principal office. The lease is a triple net lease, with annual rent in the amount of approximately $88,000 for 2001. The lease terminates July 31, 2002 and we will not be renewing the lease.

   As a condition to obtaining the Bank Facility, CECO placed $5 million of subordinated debt. Green Diamond provided $4 million of the subordinated debt. The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Actual payment is subject to the subordination agreement with the banks providing the Bank Facility.

   In consideration for the subordinated lenders making CECO the subordinated loans, CECO issued to the subordinated lenders warrants to purchase up to 1,000,000 shares of CECO's common stock for $2.25 per share, the closing price of CECO's common stock on the day that the subordinated lenders entered into an agreement with CECO to provide the subordinated loans. Green Diamond was issued 800,000 of such warrants. Green Diamond exercised the warrants on December 21, 2001 for all 800,000 shares.

   During the fiscal year ended December 31, 2001, CECO reimbursed Can-Med Technology d/b/a Green Diamond Oil Corp. $5,000 per month for use of the space and other office expenses of CECO's Toronto office. Green Diamond is owned 50.1% by Icarus Investment Corp., which is controlled by Phillip DeZwirek, the Chief Executive Officer and Chairman of the Board of CECO, and Jason Louis DeZwirek, the Secretary of CECO.

   During the fiscal year ended December 31, 2001, CECO advanced $337,000 to Green Diamond (see description above). Green Diamond repaid this advance in March 2002. CECO did not receive interest on these advances.

   During the fiscal year ended December 31, 2001, CECO paid fees of $139,000 to Green Diamond for management consulting services. The services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of the Board of CECO, through Green Diamond. Such amount also is included as compensation paid to Mr. DeZwirek under "Management".

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Exhibits

Exhibit
Number                                            Description
------                                            -----------

   2.1   Agreement and Plan of Reorganization dated August 13, 1997 between CECO, the Company and
           Steven I. Taub. (Incorporated by reference from Form 10-KSB dated December 31, 1997 of the
           Company)

   2.2   Certificate of Ownership and Merger Merging CECO Environmental Corp. into CECO
           Environmental Corp.

   2.3   Certificate of Merger of CECO Environmental Corp. into CECO Environmental Corp. Under
           Section 907 of the Business Corporation Law.

   3(i)  Certificate of Incorporation.

   3(ii) Bylaws.

   4.1   CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference from CECO's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1990)

   4.2   CECO Environmental Corp. 1997 Stock Option Plan and Amendment. (Incorporated by reference from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

   4.3   1999 CECO Environmental Corp. Employee Stock Purchase Plan. (Incorporated by reference from
           Form S-8, filed September 22, 1999 of the Company)

  10.1   Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development
           Corporation ("MCIDC"). (Incorporated by reference from CECO's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 1991)

  10.2   Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           1991)

  10.3   Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           1991)

  10.4   Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the
           Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

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

Exhibit
Number                                            Description
------                                            -----------

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

 10.16  Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp.,
          CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/
          Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by
          reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

 10.17  Employment Agreement, dated as of December 7, 1999, between Richard J. Blum and CECO
          Group, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

 10.18  Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to
          Richard J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22,
          1999 with respect to event that occurred December 7, 1999)

 10.19  Employment Agreement, dated as of December 7, 1999, between Lawrence J. Blum and The Kirk &
          Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed
          December 22, 1999 with respect to event that occurred December 7, 1999)

 10.20  Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to
          Lawrence J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22,
          1999 with respect to event that occurred December 7, 1999)

 10.21  Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk &
          Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed
          December 22, 1999 with respect to event that occurred December 7, 1999)

 10.22  Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to
          David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22,
          1999 with respect to event that occurred December 7, 1999)

Exhibit
Number                                             Description
------                                             -----------

 10.23  Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, Fifth
          Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO
          Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum
          Manufacturing Company and kbd\Technic, Inc. (Incorporated by reference from the Company's
          Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

 10.24  Promissory Note in the amount of $4,000,000, dated as of December 7, 1999, made by CECO
          Environmental Corp. and payable to Green Diamond Oil Corp. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December
          7, 1999)

 10.25  Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO
          Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the
          Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7,
          1999)

 10.26  Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO
          Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December
          7, 1999)

 10.27  Warrant Agreement, dated as of December 7, 1999, among CECO Environmental Corp. and Green
          Diamond Oil Corp., Harvey Sandler and ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred
          December 7, 1999)

 10.28  kbd\Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee.
          (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

 10.29  Amendment to Credit Agreement dated March 28, 2000. (Incorporated by reference from the
          Company's Form 10-KSB dated December 31, 1999)

 10.30  Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000.
          (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.31  Second Amendment to Credit Agreement dated November 19, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.32  Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.33  Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek.
          (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.34  Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000.
          (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.35  Separation Agreement and General Release between Steven I. Taub and the Company. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.36  Stock Sale Agreement between the Company and Steven I. Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.37  Stock Sale Agreement between the Company and Hilary Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

 10.38  Amended and Restated Replacement Promissory Note in the amount of $4,000,000, dated as of
          May 1, 2001, made by CECO Environmental Corp. and payable to Taurus Capital Markets Ltd.

Exhibit
Number                                           Description
------                                           -----------

 10.39  Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1,
          2001, made by CECO Environmental Corp. and payable to Harvey Sandler.

 10.40  Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1,
          2001, made by CECO Environmental Corp. and payable to Taurus Capital Markets Ltd.

 10.41  Third Amendment to Credit Agreement dated March 30, 2001. (Incorporated by reference from the
          Company's Form 10-KSB dated December 31, 2000)

 10.42  Fourth Amendment to Credit Agreement dated August 20, 2001.

 10.43  Fifth Amendment to Credit Agreement dated March 27, 2002.

 10.44  Option for the Purchase of Shares of Common Stock of Jason Louis DeZwirek dated October 5,
          2001.

 10.45  Asset Purchase Agreement between Belfiber, Co. and Air Purator Corporation dated December 31,
          2001.

 10.46  Subscription Agreement dated December 31, 2001. (Incorporated by reference from the Company's
          Form 8-K filed January 15, 2002)

 10.47  Form of Warrant (for Investors). (Incorporated by reference from the Company's Form 8-K filed
          January 15, 2002)

 10.48  Form of Warrant (for Finders).

 21     Subsidiaries of the Company.

 23.1   Consent of Margolis & Company, P.C., Certified Public Accountants.

   (b) Financial Statements and Schedules

   The financial statements are set forth in this Report following the signature page of this Report.

   (c) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CECO ENVIRONMENTAL CORP.

                      By:                 /S/  PHILLIP DEZWIREK
                          ______________________________________________________
                                            Phillip DeZwirek
                                         Chief Executive Officer
                                          Dated: March 27, 2002


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                       Title                  Date
          ---------                       -----                  ----

    /S/  PHILLIP DEZWIREK     Principal Executive Officer,  March 27, 2002
-----------------------------   Chairman of the Board,
      Phillip DeZwirek          Director and Chief
                                Executive Officer

   /S/  MARSHALL J. MORRIS    Principal Financial and       March 27, 2002
-----------------------------   Accounting Officer, Vice
     Marshall J. Morris         President-Finance and
                                Administration, Chief
                                Financial Officer

    /S/  RICHARD J. BLUM      President, Director           March 27, 2002
-----------------------------
       Richard J. Blum

  /S/  JASON LOUIS DEZWIREK   Secretary, Director           March 27, 2002
-----------------------------
    Jason Louis DeZwirek

    /S/  JOSEPHINE GRIVAS     Director                      March 27, 2002
-----------------------------
      Josephine Grivas

     /S/  DONALD WRIGHT       Director                      March 27, 2002
-----------------------------
        Donald Wright

                           CECO ENVIRONMENTAL CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CECO Environmental Corp.

   We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 27, 2002

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CECO Environmental Corp.
Toronto, Ontario Canada

   We have audited the consolidated statement of operations, shareholders' equity, and cash flows of CECO Environmental Corp. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CECO Environmental Corp. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/   MARGOLIS & COMPANY P.C.
                                                   Certified Public Accountants

Bala Cynwyd, PA
March 27, 2002

                           CECO ENVIRONMENTAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                      --------------------
                                                                                         2001       2000
                                                                                       --------   -------
                                                                                      Dollars in thousands
                                                                                        except share data
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................... $     53    $   664
   Marketable securities--trading....................................................       --      1,002
   Accounts receivable, net..........................................................   17,000     17,372
   Costs and estimated earnings in excess of billings on uncompleted contracts.......    5,572      5,099
   Inventories.......................................................................    2,157      2,373
   Prepaid expenses and other current assets.........................................    1,805        939
                                                                                       --------   -------
       Total current assets..........................................................   26,587     27,449
Property and equipment, net..........................................................   13,136     13,587
Goodwill, net........................................................................    8,135      8,479
Other intangible assets, net.........................................................    3,859      4,149
Deferred charges and other assets....................................................    1,313      1,290
                                                                                       --------   -------
                                                                                       $53,030    $54,954
                                                                                       ========   =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt........................................................... $  2,826    $ 3,776
   Accounts payable and accrued expenses.............................................   13,103     11,808
   Billings in excess of costs and estimated earnings on uncompleted contracts.......    2,595      1,175
                                                                                       --------   -------
       Total current liabilities.....................................................   18,524     16,759
Other liabilities....................................................................    2,032        764
Debt, less current portion...........................................................   14,838     22,640
Deferred income tax liability........................................................    4,065      4,322
Subordinated notes (see note 12, related party--$3,000 and $2,769, respectively).....    3,750      3,461
                                                                                       --------   -------
       Total liabilities.............................................................   43,209     47,946
                                                                                       --------   -------
Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued...........       --         --
Common stock, $.01 par value; 100,000,000 shares authorized, 10,378,007 and 8,639,792
  shares issued in 2001 and 2000, respectively.......................................      104         86
Capital in excess of par value.......................................................   16,304     12,592
Accumulated deficit..................................................................   (4,214)    (3,950)
Accumulated other comprehensive loss.................................................     (687)       (34)
                                                                                       --------   -------
                                                                                        11,507      8,694
Less treasury stock, at cost, 763,920 shares in 2001 and 2000........................   (1,686)    (1,686)
                                                                                       --------   -------
       Total shareholders' equity....................................................    9,821      7,008
                                                                                       --------   -------
                                                                                      $ 53,030    $54,954
                                                                                       ========   =======

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                     ------------------------------------------
                                                                         2001            2000          1999
                                                                      ----------      ----------    ----------
                                                                     Dollars in thousands, except per share dat
Net sales........................................................... $   90,994      $   89,817    $   22,414
                                                                      ----------      ----------    ----------
Costs and expenses:
 Cost of sales, exclusive of items shown separately below...........     72,462          71,720        14,027
 Selling and administrative.........................................     13,207          13,933         7,216
 Depreciation and amortization......................................      2,320           2,154           729
                                                                      ----------      ----------    ----------
                                                                         87,989          87,807        21,972
                                                                      ----------      ----------    ----------
Income from continuing operations before investment income and
  interest expense..................................................      3,005           2,010           442
Investment income...................................................        396             765           498
Interest expense (including related party interest of $710, $712 and
  $670, respectively)...............................................     (3,542)         (3,807)       (1,221)
                                                                      ----------      ----------    ----------
Loss from continuing operations before income taxes and minority
  interest..........................................................       (141)         (1,032)         (281)
Income tax provision (benefit)......................................        131            (303)          152
                                                                      ----------      ----------    ----------
Loss from continuing operations before minority interest............       (272)           (729)         (433)
Minority interest in (income) loss of consolidated subsidiary.......          8              39            (1)
                                                                      ----------      ----------    ----------
Loss from continuing operations.....................................       (264)           (690)         (434)
                                                                      ----------      ----------    ----------
Discontinued operations:
 Loss from operations, net of $134 tax benefit......................         --              --          (378)
 Loss on disposal, net of $46 tax benefit...........................         --              --          (131)
                                                                      ----------      ----------    ----------
 Loss from discontinued operations..................................         --              --          (509)
                                                                      ----------      ----------    ----------
Net loss............................................................ $     (264)     $     (690)   $     (943)
                                                                      ==========      ==========    ==========
Basic net loss per share:
 Loss from continuing operations.................................... $     (.03)     $     (.08)   $     (.05)
                                                                      ==========      ==========    ==========
 Net loss per share................................................. $     (.03)     $     (.08)   $     (.11)
                                                                      ==========      ==========    ==========
Diluted net loss per share:
 Loss from continuing operations.................................... $     (.03)     $     (.08)   $     (.05)
                                                                      ==========      ==========    ==========
 Net loss per share................................................. $     (.03)     $     (.08)   $     (.11)
                                                                      ==========      ==========    ==========
Weighted average number of common shares outstanding:
   Basic and diluted................................................  7,899,092       8,195,140     8,485,471
                                                                      ==========      ==========    ==========

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Accumulated
                                          Capital in                 Other                           Total
                                   Common Excess of  Accumulated Comprehensive Treasury          Comprehensive
                                   Stock  Par Value    Deficit       Loss       Stock    Total       Loss
                                   ------ ---------- ----------- ------------- -------- -------  -------------
                                                              Dollars in thousands
Balance, December 31, 1998........  $ 86   $10,137     $(2,317)                $  (349) $ 7,557
Net loss for the year ended
  December 31, 1999...............                        (943)                            (943)     $(943)
Stock warrants issued.............           2,424                                        2,424
                                    ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 1999........    86    12,561      (3,260)                   (349)   9,038      $(943)
                                                                                                     =====
Net loss for the year ended
  December 31, 2000...............                        (690)                            (690)     $(690)
Issuance of common stock..........              31                                           31
Treasury stock purchases..........                                              (1,337)  (1,337)
Other comprehensive loss:
 Minimum pension liability, net
   of tax $23.....................                                   $ (34)                 (34)       (34)
                                    ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 2000........    86    12,592      (3,950)        (34)     (1,686)   7,008      $(724)
                                                                                                     =====
Cumulative effect of change in
  accounting principle-adoption of
  SFAS No. 133, net of tax $140                                       (209)                (209)     $(209)
Net loss for the year ended
  December 31, 2001...............                        (264)                            (264)      (264)
Exercise of warrants..............    10     2,240                                        2,250
Issuance of common stock..........     8     1,132                                        1,140
Contingent stock warrants issued..             340                                          340
Other comprehensive loss:
 Minimum pension liability,
   net of tax $275................                                    (413)                (413)      (413)
 Change in fair value of swap, net
   of tax $20.....................                                     (31)                 (31)       (31)
                                    ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 2001........  $104   $16,304     $(4,214)      $(687)    $(1,686) $ 9,821      $(917)
                                    ====   =======     =======       =====     =======  =======      =====


  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31
                                                                          --------------------------
                                                                           2001     2000      1999
                                                                          -------  -------  --------
                                                                             Dollars in thousands
Cash flows from operating activities:
 Net loss................................................................ $  (264) $  (690) $   (943)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
 Loss from discontinued operations.......................................      --       --       509
 Depreciation and amortization...........................................   2,320    2,154       729
 Deferred income taxes...................................................    (103)    (609)      (44)
 Minority interest.......................................................      (8)     (39)        1
 Gain on sale of marketable securities, trading..........................    (388)    (632)      (96)
 Changes in operating assets and liabilities, net of acquired businesses:
 Marketable securities--trading..........................................   1,390    2,320    (1,899)
   Accounts receivable...................................................     372     (168)     (808)
   Costs and estimated earnings in excess of billings on
     uncompleted contracts...............................................    (473)  (2,147)     (458)
   Inventories...........................................................     216     (200)    1,569
   Prepaid expenses and other current assets.............................    (767)    (122)       90
   Deferred charges and other assets.....................................    (440)     (17)     (142)
   Accounts payable and accrued expenses.................................   1,303    2,122     1,532
   Other liabilities.....................................................    (285)      --        --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts...............................................   1,420      715    (1,197)
   Discontinued operations...............................................      --       --       113
   Other.................................................................      89      (57)      198
                                                                          -------  -------  --------
       Net cash provided by (used in) operating activities...............   4,382    2,630      (846)
                                                                          -------  -------  --------
Cash flows from investing activities:
 Acquisitions of property and equipment and intangible assets............    (793)    (560)     (440)
 Acquisitions of businesses, net of cash acquired........................      --       --   (25,488)
 Cash received from purchase price adjustment............................      --      254        --
                                                                          -------  -------  --------
       Net cash used in investing activities.............................    (793)    (306)  (25,928)
                                                                          -------  -------  --------
Cash flows from financing activities:
 Net borrowings (repayments) on revolving credit line....................    (800)   1,300     2,473
 Proceeds from issuance of stock and detachable warrants.................   4,377       31        --
 Proceeds from issuance of debt..........................................      --       --    29,013
 Repayments of debt......................................................  (7,952)  (2,789)   (6,715)
 Proceeds from borrowing against cash surrender value of life insurance..     175       --     2,773
 Purchases of treasury stock.............................................      --   (1,337)       --
                                                                          -------  -------  --------
       Net cash provided by (used in) financing activities...............  (4,200)  (2,795)   27,544
                                                                          -------  -------  --------
Net increase (decrease) in cash and cash equivalents.....................    (611)    (471)      770
Cash and cash equivalents at beginning of year...........................     664    1,135       365
                                                                          -------  -------  --------
Cash and cash equivalents at end of year................................. $    53  $   664  $  1,135
                                                                          =======  =======  ========

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

               Cash paid during the year for:
                  Interest................... $2,693 $2,870 $305
                                              ====== ====== ====
                  Income taxes............... $  673 $  254 $504
                                              ====== ====== ====

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)
1.  Nature of Business and Summary of Significant Accounting Policies

   Nature of business--The principal businesses of CECO Environmental Corp. (the "Company") provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

   Principles of consolidation--The consolidated financial statements of the Company include the accounts of the following subsidiaries:

                                                        % Owned As Of
                                                      December 31, 2001
                                                      -----------------
        CECO Group, Inc. ("Group")...................        100%
        CECO Filters, Inc. and Subsidiaries ("CFI")..         94%
        The Kirk & Blum Manufacturing Company ("K&B")        100%
        kbd/Technic, Inc.............................        100%
        CECO Abatement Systems, Inc..................        100%

   CFI includes two wholly-owned subsidiaries, New Busch Co., Inc. ("Busch"), and Air Purator Corporation ("APC") through its date of sale on December 31, 2001 (see Note 2).

   All material intercompany balances and transactions have been eliminated. Minority interest represents minority shareholders' proportionate share of the equity in CFI.

   Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and cash equivalents--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Investments in marketable securities--The Company's investments in marketable securities are comprised of corporate common stock securities. All are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in investment income. Realized gains and losses are recorded based on the specific identification method. Gross unrealized gains included in marketable securities at December 31, 2000 were $355.

   Inventories--The labor content of work-in-process and finished products and all inventories of steel of K&B (approximately 71% and 63% of total inventories at December 31, 2001 and 2000, respectively) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. All other inventories of K&B and inventories of the other subsidiaries are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2001 and 2000.

   Accounting for long-lived assets--The Company's policy is to assess the recoverability of long-lived assets when there are indications of potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   Property and equipment--Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 12 to 40 years for building and improvements and 3 to 10 years for machinery and equipment.

   Intangible assets--Goodwill associated with the CFI and Busch acquisitions is being amortized on a straight-line basis over 40 years, and 20 years for the K&B acquisition. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years.

   Deferred charges--Deferred charges primarily represent deferred financing costs, which are amortized over the life of the related loan. Amortization expense was $220, $231 and $55 for 2001, 2000 and 1999, respectively.

   Financial Instruments--On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The Company recognized a transition obligation of $209, net of tax of $140, in other comprehensive loss in the first quarter ended March 31, 2001 from the adoption of SFAS 133.

   The Company is exposed to market risk from changes in interest rates. The Company's policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company may enter into interest rate swaps or other hedge type arrangements, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

   Revenue recognition--Revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product.

   Revenues from contracts are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

   Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. At December 31, 2001 and 2000, the Company provided for estimated losses on uncompleted contracts of $108 and $602, respectively.

   The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   Claims against customers are recognized as income by the Company when collectibility of the claim is probable and the amount can be reasonably estimated.

   Income taxes--Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

   Advertising costs--Advertising costs are charged to operations in the year incurred and totaled $109, $188 and $87 in 2001, 2000 and 1999, respectively.

   Research and development--Research and development costs are charged to expense as incurred. The amounts charged to operations were $104, $140 and $33 in 2001, 2000 and 1999, respectively.

   Earnings per share--For the years ended December 31, 2001, 2000 and 1999, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 7,899,092, 8,195,140 and 8,485,471, respectively. The Company considers outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,488,500, 3,929,400 and 6,228,120 shares for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

   Stock-based compensation--The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. The Company did not incur any compensation expense in 2001, 2000 or 1999 related to its stock option plans.

   Recent accounting pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. Implementation of SFAS No. 143 is required for fiscal 2003 and SFAS No. 144 is required for fiscal 2002.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   The Company has not completed the process of evaluating the impact that will result from adopting these statements. The Company is therefore, unable to disclose the impact, if any, that adopting these statements will have on its financial position and results of operations when such statements are adopted.

2.  Acquisition and Divestitures of Businesses

   On December 7, 1999, the Company purchased all of the issued stock of K&B and kbd/Technic, Inc., two companies with related ownership. The purchase price was approximately $25,000 plus the assumption of $5,000 of existing indebtedness of the companies, in addition to acquisition costs the Company incurred. The transaction was accounted for as a purchase. The aggregate purchase price of the net assets acquired was allocated to tangible and identifiable intangible assets, based upon fair value, resulting in goodwill of $4,020. During the second quarter of 2000, the Company received $254 as a post-closing price adjustment related to this acquisition.

   On a pro forma basis, unaudited results of operations for the year ended December 31, 1999 would have been as follows, if the acquisition had been made as of January 1, 1999:

                                                                             December 31,
                                                                                 1999
                                                                             ------------
Total revenues..............................................................   $87,961
Loss from continuing operations before taxes on income and minority interest      (275)
Net loss....................................................................      (939)
Basic and diluted net loss per share........................................      (.11)

   The increase in total revenues of $65,547 represents the inclusion of K&B and kbd/Technic, Inc. prior to the acquisition date. The reduction in loss from continuing operations before taxes on income and minority interest includes pre-acquisition results of operations from K&B and kbd/Technic, Inc. of $2,594 less additional interest expense of $2,588, which was calculated using the total borrowings and approximate interest rate on the bank credit facility at December 31, 1999. The net loss amount was adjusted for the above items at the approximate statutory tax rate.

   During 1999, the Company acquired, for cash, an additional 65,800 shares of CFI's common stock from unrelated third parties resulting in additional goodwill of approximately $34. As a result the Company owns approximately 94% of CFI's common stock.

   Effective December 31, 2001, the Company sold the fixed assets and inventory of APC and received notes totaling $475. The notes, $375 due in March 2002 and $100 due in monthly installments through September 2003 beginning in April 2002, are secured by the assets of APC. The Company deferred the gain of $250 on the sale of the assets until a substantial portion of the notes are collected, or collection of such notes is reasonably assured. At December 31, 2001, the current portion of the notes, $425, is recorded in prepaid expenses and other current assets in the consolidated balance sheets net of the $250 deferred gain. The $50 non-current portion is included in deferred charges and other assets. The sales agreement also provides for additional consideration contingent upon the future operations of APC, which has not been considered in the computation of the deferred gain. In addition, the sales agreement provides for a $75 line of credit from the Company to temporarily fund operations. The line was due March 2002, and is secured by a personal guaranty from the purchaser's President. There were no amounts drawn against the line at December 31, 2001. The purchaser failed to repay the notes in full at maturity and the Company is in the process of negotiating extended payment terms for the notes. The aggregate principal outstanding on all of the notes is approximately $475,000. The net assets and operations of APC were not material to the consolidated Company.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   The Company intends to divest Busch Martec's assets since this division of Busch International no longer serves our vision for our future operations. Its assets are insignificant to the consolidated financial statements.

3.  Discontinued Operations

   On March 31, 1999, the Company sold the contracts and customer list of U.S. Facilities Management, Inc. ("USFM") for $250. The sales price was paid through a non-interest bearing promissory note from the purchaser. Monthly principal payments were to commence October 1, 1999 with a balloon payment for the balance due on April 1, 2007. At December 31, 2001, 2000 and 1999, the note was fully reserved.

   The following is a summary of operating activity for this discontinued operation and the loss recorded in 1999 from the disposal of this operation:

                                                         December 31,
                                                             1999
                                                         ------------
          Net Sales.....................................    $ 388
          Cost of revenues..............................     (494)
          Operating Expenses............................     (431)
                                                            -----
          Loss from operations of discontinued operation     (537)
                                                            -----
          Impairment of goodwill........................     (167)
          Disposition costs.............................      (19)
                                                            -----
          Loss from disposal of discontinued operation..     (186)
          Income tax benefit............................      180
          Minority interest.............................       34
                                                            -----
          Net loss......................................    $(509)
                                                            =====

   At December 31, 1999, basic and diluted net loss per common share related to the disposal of USFM was $0.06 of which $0.05 related to the loss from continuing operations and $0.01 related to the loss on disposal.

4.  Financial Instruments

   The Company's financial instruments consist primarily of investments in cash and cash equivalents, marketable securities, receivables and certain other assets as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2001 and 2000 except for subordinated notes at December 31, 2001 which fair value was $4,100.

   Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

   Valuations for marketable securities are determined based on quoted market prices.

   The Company does not hold any financial instruments for trading purposes, other than marketable securities.

   The Company has entered into an interest rate swap agreement to convert variable rate debt to a fixed rate (see Note 11). The fair value of the swap at December 31, 2001 which was determined using discounted cash

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

flow analysis based on current rates offered for similar issues of debt, is a liability of approximately $400 and is recorded in other liabilities and accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets and consolidated statements of shareholder' equity, respectively.

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

5.  Accounts Receivable

                                                2001     2000
                                               -------  -------
               Trade receivables.............. $ 2,195  $ 3,662
               Contract receivables...........  15,183   14,035
               Allowance for doubtful accounts    (378)    (325)
                                               -------  -------
                                               $17,000  $17,372
                                               =======  =======

   Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $1,300 and $515 at December 31, 2001 and 2000, respectively. Receivables on contracts in progress are generally collected within twelve months.

   Provision for doubtful accounts was approximately $154, $311 and $258 during 2001, 2000 and 1999, respectively.

6.  Costs and Estimated Earnings on Uncompleted Contracts

                                                                              2001      2000
                                                                            --------  --------
Costs incurred on uncompleted contracts.................................... $ 19,163  $ 12,933
Estimated earnings.........................................................    2,131     2,581
                                                                            --------  --------
                                                                              21,294    15,514
Less billings to date......................................................  (18,317)  (11,590)
                                                                            --------  --------
                                                                            $  2,977  $  3,924
                                                                            ========  ========
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts $  5,572  $  5,099
Billings in excess of costs and estimated earnings on uncompleted contracts   (2,595)   (1,175)
                                                                            --------  --------
                                                                            $  2,977  $  3,924
                                                                            ========  ========

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


7.  Inventories

                                                  2001   2000
                                                 ------ ------
                  Raw material and subassemblies $1,279 $1,450
                  Finished goods................    156    734
                  Parts for resale..............    722    189
                                                 ------ ------
                                                 $2,157 $2,373
                                                 ====== ======

8.  Property and Equipment

                                               2001     2000
                                              -------  -------
                Land......................... $ 1,597  $ 1,597
                Building and improvements....   5,636    5,747
                Machinery and equipment......  10,151    9,712
                                              -------  -------
                                               17,384   17,056
                Less accumulated depreciation  (4,248)  (3,469)
                                              -------  -------
                                              $13,136  $13,587
                                              =======  =======

   Depreciation expense was $1,242, $1,181 and $317 for 2001, 2000 and 1999, respectively.

9.  Goodwill and Other Intangible Assets

                                               2001     2000
                                              -------  -------
                Goodwill..................... $ 9,456  $ 9,456
                Less accumulated amortization  (1,321)    (977)
                                              -------  -------
                                              $ 8,135  $ 8,479
                                              =======  =======
                Non-compete agreements....... $   900  $   700
                Patents......................   1,346    1,346
                Trade name and workforce.....   3,150    3,150
                                              -------  -------
                                                5,396    5,196
                Less accumulated amortization  (1,537)  (1,047)
                                              -------  -------
                                              $ 3,859  $ 4,149
                                              =======  =======

   Amortization expense was $834, $771 and $357 for 2001, 2000 and 1999, respectively.

10.  Accounts Payable and Accrued Expenses

                                                  2001    2000
                                                 ------- -------
               Trade accounts payable........... $ 7,400 $ 7,003
               Compensation and related benefits   1,286   1,491
               Accrued interest.................     992     640
               Other accrued expenses...........   3,425   2,674
                                                 ------- -------
                                                 $13,103 $11,808
                                                 ======= =======

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


11.  Debt

                                                       2001     2000
                                                      -------  -------
        Bank credit facility......................... $17,500  $26,223
        Pennsylvania Industrial Development Authority     164      193
                                                      -------  -------
                                                       17,664   26,416
        Less current portion.........................  (2,826)  (3,776)
                                                      -------  -------
                                                      $14,838  $22,640
                                                      =======  =======

   In December 1999, the Company obtained a bank credit facility aggregating $33,000 consisting of $23,000 in term loans and a $10,000 revolving credit line. Interest is charged based on the bank's prime or the Libor rate. The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. (see Note 2). The proceeds of the subordinated notes (see
Note 12) were used to refinance CFI's existing indebtedness and working capital.

   At December 31, 2001, the revolving credit line, as amended, permits borrowings of up to the lesser of 1) $8,000 less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under this revolving credit facility were $3,827 and $5,027 at December 31, 2001 and 2000, respectively. Amounts borrowed were $4,173 and $4,973 at December 31, 2001 and December 31, 2000, respectively. There were no amounts outstanding under letters of credit at December 31, 2001 and 2000. The line of credit matures in 2003. The weighted average interest rates were 6.90% and 10.02% at December 31, 2001 and 2000, respectively.

   The term loans consist of a $14,500 and an $8,500 term facility with quarterly principal installments on the $14,500 facility of $438 commencing February 28, 2000, increasing to $700 in 2002, $875 in 2003 and $1,175 in 2004 with the final payment due November 2004; and payments against the $8,500 facility of $1,375 in February 2005 and $952 in May 2005. The amount borrowed under the term loans was $13,327 and $21,250 at December 31, 2001 and 2000, respectively. The weighted average interest rates were 6.5% and 9.9% at December 31, 2001 and 2000, respectively. In connection with issuance of common stock and the exercise of warrants discussed in Note 13, $4,000 of the $8,500 term facility were prepaid.

   In March 2002, the credit facility as discussed above was amended effective December 31, 2001, reducing minimum coverage under several financial covenants as of December 31, 2001. The Company would not have been in compliance with the financial covenants had the amendment not been made. The credit facility was also amended in August 2001 and effective June 30, 2001, by reducing the minimum coverage under several financial covenants as of June 30, 2001 and September 30, 2001, raising interest rates by 1%, reducing the amount available under the revolving line of credit to $8,000 and changing the maturity of the revolving line of credit to April 2003 from December 2004. In consideration of this amendment, additional fees were paid to the bank group. The Company would not have been in compliance with the financial covenants had the amendment not been made.

   The credit facility was amended in March 2001 and effective December 31, 2000 by reducing minimum coverage under several financial covenants as of December 31, 2000 and for the four quarters in 2001, raising interest rates by ..5%, and reducing the total amount available under the revolving line to $9,000. Additionally, the Company was required to make additional prepayments against the term loans of $500 by June 30, 2001 and September 30, 2001 and $1,000 by December 31, 2001. In consideration for this amendment, additional fees were paid to the bank group. The Company agreed to pledge its Peerless Manufacturing Company common stock

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

as additional collateral and proceeds from the sale thereof were applied against the additional prepayments to reduce the principal balance under the term loan portion of the facilities. The Company would not have been in compliance with the financial covenants had the amendment not been made.

   In April 1992, the Company obtained a loan through the Pennsylvania Industrial Development Authority, which is collateralized by a mortgage on the land and building of CFI. Principal and interest, at an annual rate of 3%, is paid quarterly over an amortization period of fifteen years ending in 2006.

   Funds used to purchase the Peerless common stock were obtained with debt financing from Green Diamond Oil Corp. at an annual rate of 10%. Such debt was paid during 2000. In connection with this financing, stock warrants were issued to Green Diamond Oil Corp. to purchase 1 million shares of the Company's stock at an exercise price of $2.50 per share (market value at time of issuance), expiring in August 2009. The warrants were cancelled by the holder in September 2000. See Note 13.

   During 2001, the Company had in place a four year interest rate swap agreement ("Swap Agreement") to manage its variable interest rate exposure maturing in 2002. Under the terms of the Swap Agreement, the Company exchanges at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $9,750 and $10,625 at December 31, 2001 and 2000, respectively. The Swap Agreement effectively fixes the interest rate on $9,750 of the debt under the credit facility at 6.96% plus the applicable spread for the duration of the interest rate swap. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreement due to changing interest rates is charged or credited to interest expense over the life of the agreement. As of December 31, 2001, $11,000 in debt was outstanding under the credit facility, of which interest on $9,750 is essentially fixed by the Swap Agreement. The Swap Agreement expires in November 2002.

   Maturities of all long-term debt over the next five years are estimated as follows:

                            December 31, Maturities
                            ------------ ----------
                                2002....   $2,826
                                2003....    7,699
                                2004....    4,726
                                2005....    2,353
                                2006....       60

   The Company's property and equipment, accounts receivable, investments and inventory serve as collateral for its bank debt. The Company's debt agreements contain customary covenants and events of default.

12.  Subordinated Notes

   During December 1999, as part of the Company's refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), the Company obtained $4,000 of subordinated debt financing from Can-Med Technology, Inc., dba Green Diamond Oil Corp., a company beneficially owned by two major shareholders of the Company. In addition, the Company obtained $1,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrue semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the Bank Credit Facility. In connection with this agreement, accrued interest on the subordinated notes totaling $963 and $360 at December 31, 2001 and 2000, respectively,

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

was not paid. The notes provide for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 13). The fair value of the warrants was determined to be $1,847 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which coincides with the bank's term loan maturity date of May 2006. The amortization of the discount was approximately $288, $288 and $20 for the years ended December 31, 2001, 2000 and 1999, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

   In May 2001, subordinated debt notes were amended revoking a March amendment that had granted the Company the option to convert the unpaid principal balance (and accrued but unpaid interest) into shares of common stock at the initial conversion price of $2.00 per share which was fair market value at the time of the amendment.

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

   The status of the Company's stock option plan is as follows:

                                          2001                2000                1999
                                   ------------------- ------------------- -------------------
                                              Weighted            Weighted            Weighted
                                              Average             Average             Average
                                              Exercise            Exercise            Exercise
                                    Shares     Price    Shares     Price    Shares     Price
                                   ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning of year....   154,400   $2.89     268,120   $4.56     312,320   $4.46
Granted...........................    35,000    2.01     130,000    2.56          --      --
Forfeited.........................    (6,900)   3.88    (243,720)   4.55     (44,200)   3.88
                                   ---------           ---------           ---------
Outstanding, end of year..........   182,500    2.68     154,400    2.89     268,120    4.56
                                   =========           =========           =========
Options exercisable at year end...    53,000              23,640              86,190
                                   =========           =========           =========
Available for grant at end of year 1,317,500           1,345,600           1,231,880
                                   =========           =========           =========

   For the years ended December 31, 2001, 2000 and 1999, no compensation expense was recognized under stock-based employee compensation plans.

   The range of exercise prices on shares outstanding as of December 31, 2001 was as follows:

                                  Outstanding            Exerciserable
                         ------------------------------ ---------------
                                                               Weighted
                                            Remaining          Average
           Range of              Exercise  Contractual         Exercise
         Exercise Prices Shares   Price   Life in Years Shares  Price
         --------------- ------- -------- ------------- ------ --------
          $2.01 - 2.63.. 150,000  $2.42      8 - 10     27,000  $2.47
          $3.88.........  32,500  $3.88        6        26,000  $3.88

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

   The following table compares 2001, 2000 and 1999 results as reported to the pro forma results, considering both options and warrants discussed in the following paragraphs, had the Company adopted the expense recognition provision of SFAS No. 123:

                                            2001     2000     1999
                                           -------  -------  -------
          Net loss
             As reported.................. $  (264) $  (690) $  (943)
             Pro forma under SFAS No. 123.  (1,039)  (1,191)  (2,108)
          Basic and diluted loss per share
             As reported..................   (0.03)   (0.08)   (0.11)
             Pro forma under SFAS No.123..   (0.13)   (0.15)   (0.25)

   The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the proforma impact, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2001, 2000 and 1999 is 10 years. The risk free interest rate applicable for 2001 is 4.5% and 6.5% in 2000 and 1999. The expected volatility of the Company's stock used in 2001, 2000 and 1999 was .70, .75 and .75, respectively. The expected dividend yield used in 2001, 2000 and 1999 is 0%.

   The weighted average fair values at the date of grant for options and warrants granted during 2001, 2000 and 1999 were $2.01, $1.79 and $2.45, respectively.

   The Company may grant the right to purchase restricted shares of its common stock. Such shares are subject to restriction on transfer under Federal securities laws. During October 2001, the Company granted options to Jason Louis DeZwirek, a related party and a member of the Board of Directors, to purchase up to 25,000 shares of the Company's common stock, exercisable at any time between April 5, 2002 and October 5, 2011, inclusive, at a price of $2.01, fair market value at date of grant.

Employee Stock Purchase Plan

   The Company maintains an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of the Company's common stock, subject to certain limitations. The purchase price of each share is 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option cannot exceed 10% of the employee's base compensation. There were 250,000 shares made available for purchase under the plan. During 2001 and 2000, the company issued 31,500 and 16,401 shares, respectively, under this plan at amounts that approximated fair value. No shares were issued under the plan during 1999.

Warrants to Purchase Common Stock

   In December 2001, warrants to purchase 1,000,000 shares of common stock at $2.25 per share were exercised; 800,000 shares by the Green Diamond Oil Corporation and 200,000 shares by two unrelated subordinated debt lenders. Gross proceeds of $2,250 were received from the exercise of the warrants and were used to pay down the bank credit facility.

   On December 31, 2001, the Company issued 706,668 shares of common stock at a price of $3.00 per share, and issued detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

$3.60 per share to a group of accredited investors ("the investors"). Gross proceeds of $2,120 were received from the issuance of these shares and were used to pay down the bank credit facility. The right to purchase shares under the warrants vest immediately upon the issuance of the warrants, and the warrants contain various features to protect the investors in the event of a merger or consolidation and from dilution in the event of a stock issuance at prices below the exercise price. The warrants also require the Company to pay the investors a fee for each full or partial month that the Company fails to use its best efforts to prepare and file with the SEC a registration statement within 90 days of the issuance of such warrants and cause the registration statement to become effective within 150 days of the issuance. Management of the Company valued these warrants at $240 which is included in other liabilities in the accompanying consolidated financial statements.

   In connection with this transaction, the Company has an obligation to issue additional shares (based on a formula) to the investors if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, is less than $7,800 for the fiscal year ending December 31, 2002, at no additional cost to the investors. However, the Company is not obligated to issue in excess of 1,772,576 shares in the aggregate unless shareholder approval is obtained. Management of the Company valued these EBITDA shares at $442, which is included as contingent stock warrants in the accompanying consolidated financial statements.

   In connection with the issuance of the common shares and warrants to the investors, the Company estimated $440 of issuance costs and issued warrants to purchase 14,000 shares of common stock at an initial exercise price of $3.00. These costs were accrued at December 31, 2001. The fair value of the warrants, valued by management of the Company at $18, has been included as issuance costs and recorded as a liability in other liabilities in the accompanying consolidated financial statements. The total issuance costs including the fair value of the warrants to purchase 14,000 shares of common stock were allocated to common stock, detachable stock warrants and contingent stock warrants based on their respective fair market values.

  Former K&B Shareholders

   In December 1999, as part of their employment contracts, warrants were granted to three of the former owners of K&B to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants become exercisable at the rate of 25% per year over the four years following December 1999. The warrants have a term of ten years.

  Related Party and Other

   In December 1999, warrants were issued to the subordinated lenders (see Note
12) to purchase up to 1,000,000 shares of the Company's common stock for $2.25 per share which was the fair market value on the date granted. The warrants are exercisable from June 2000 until December 2009. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of the Company's common stock into which the warrants are convertible. Management of the Company valued the detachable stock warrants at $1,847 and discounted the subordinated debt obligations by such amount (see Note 12) and recorded additional capital in excess of par value at December 31, 1999.

   In August 1999, warrants were issued to Green Diamond Oil Corp. in connection with the demand note of $800 (see Note 11) to purchase up to 1,000,000 shares of the Company's common stock for $2.50 per share, which was the fair market value on the date granted. Management of the Company valued the detachable stock warrants at $577 and discounted the demand note by such amount and recorded interest expense and additional capital in excess of par value at December 31, 2000. Management of the Company and the holder of the warrants

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999

believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000, the holder cancelled the warrants after repayment of the debt.

  Chief Executive Officer

   In January 1999, warrants were issued to the Chief Executive Officer to purchase 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. Prior to 1999, 1,250,000 shares had been issued to the Chief Executive Officer, at exercise prices ranging from $1.625 to $2.75 per share. In August 2000, warrants were issued to the Chief Executive Officer to purchase 500,000 shares at an exercise price of $2.06 per share. The warrants expire 10 years from the date of issuance.

   In December 2001, the Green Diamond Oil Corporation exercised warrants to purchase 800,000 shares at a price of $2.25 per share as previously disclosed.

  Consulting Agreement

   In November 1998, the Company entered into a one year consulting agreement with an option to renew for an additional year with unrelated third parties, to provide investor relations services to the Company. As compensation, the consultant received warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share for the first 250,000 shares and $3.00 per share for the remaining 250,000 shares. In connection with this transaction, warrants were issued to an unrelated third party to purchase 700,000 shares of the Company's common stock at $2.00 per share for the first 450,000 shares and $3.00 per share for the remaining 250,000 shares. All such warrants expired without being exercised in November 2000. The value of the warrants was considered to be de minimis.

  Stock Options

   Stock options granted during the years ended December 31, 2001 and 2000 summarized in the Stock Option Plan disclosures within this Note 13 is as follows:

   In January 2000, the Company granted options to an officer of the Company to purchase 50,000 shares of its common stock at $2.50 per share (fair market value at the date of grant). The options become exercisable at the rate of 20% per year over five years following January 2000. The options have a term of ten years.

   In April 2000, the Company granted options to certain key employees to purchase 75,000 shares of its common stock at $2.625 per share (fair market value at the date of grant). The options become exercisable at the rate of 20% per year over five years following April 2000. The options have a term of ten years.

   In September 2000, the Company granted options to a member of the Board of Directors to purchase 5,000 shares of the Company's common stock at $2.0625 per share (fair market value at the date of grant). The options became exercisable on March 18, 2001 and extend through September 18, 2010.

   In October 2001, the Company granted options to a member of the Board of Directors and a key employee to purchase 10,000 and 25,000 shares, respectively, at $2.01 per share (fair market value at date of grant). The options become exercisable in April 2002 and extend through October 2011.

   In October 2001, the Company granted to a member of the Board of Directors and Secretary of the Company, unregistered options to purchase up to 25,000 common shares, which are exercisable between April 2002 and October 2011 at a price of $2.01 (fair market value at date of grant), the closing price of CECO's common stock on date of issuance.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


  Treasury Stock

   During 2000, the Company purchased 566,000 shares of its common stock as treasury shares at a total cost of $1,200 from the former president of CFI and his family in connection with his resignation that was effective June 30, 2000. Also in 2000, 60,000 shares of common stock were acquired for treasury at a total cost of $134.

14.  Pension and Employee Benefit Plans

   K&B sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

   K&B also sponsors a post-retirement health care plan for office employees retiring before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

                                                                  Pension Benefits Other Benefits
                                                                  ---------------  -------------
                                                                   2001     2000    2001   2000
                                                                  -------  ------  -----   -----
Change in projected benefit obligation:
Projected benefit obligation at beginning of year................ $ 3,744  $3,744  $ 650   $ 730
Service cost.....................................................     121     104     --      --
Interest cost....................................................     252     253     43      45
Actuarial gain/loss..............................................     (56)   (103)    17     (27)
Amendments.......................................................      --      --     --      --
Benefits paid....................................................    (176)   (254)   (91)    (98)
                                                                  -------  ------  -----   -----
Projected benefit obligation at end of year......................   3,885   3,744    619     650
                                                                  -------  ------  -----   -----
Change in plan assets:
Fair value of plan assets at beginning of year...................   3,293   3,700     --      --
Actual loss on plan assets.......................................    (383)   (153)    --      --
Employees contribution...........................................      --      --     91      98
Benefits paid....................................................    (176)   (254)   (91)    (98)
                                                                  -------  ------  -----   -----
Fair value of plan assets at end of year.........................   2,734   3,293     --      --
                                                                  -------  ------  -----   -----
Funded status....................................................  (1,151)   (451)  (619)   (650)
Unrecognized prior service cost..................................      58      64     --      --
Unrecognized net actuarial loss (gain)...........................   1,008     409    (10)    (27)
                                                                  -------  ------  -----   -----
Prepaid (accrued) benefit cost................................... $   (85) $   22  $(629)  $(677)
                                                                  =======  ======  =====   =====
Amounts recognized in the consolidated balance sheets consist of:
Prepaid/(accrued) benefit cost................................... $   (85) $   22  $  --   $  --
Accrued benefit liability........................................    (746)   (121)  (629)   (677)
Intangible asset included in deferred charges and other assets...      58      64     --      --
Accumulated other comprehensive income, net......................     688      57     --      --
                                                                  -------  ------  -----   -----
Net amount recognized............................................ $   (85) $   22  $(629)  $(677)
                                                                  =======  ======  =====   =====
Weighted-average assumptions at December 31:
Discount rate....................................................     7.0%    7.0%   7.0%    7.0%
Expected return on plan assets...................................     8.5%    8.5%   N/A     N/A

   Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                             2001   2000   1999
                                             -----  -----  -----
              Service cost.................. $ 121  $ 104  $ 109
              Interest cost.................   252    253    249
              Expected return on plan assets  (272)  (308)  (245)
              Net amortization and deferral.     6    (30)   (18)
                                             -----  -----  -----
              Net periodic benefit cost..... $ 107  $  19  $  95
                                             =====  =====  =====

   The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $43, $45 and $51 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

   In connection with collective bargaining agreements, K&B participates with other companies in defined benefit pension plans. These plans cover substantially all of K&B's contracted union employees not covered in the aforementioned plan. If K&B were to withdraw from its participation in these multi-employer plans, K&B would be required to contribute its share of the plans' unfunded benefit obligation. Management has no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

   Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2,644, $2,262 and $107 for 2001, 2000 and 1999, respectively.

   K&B also sponsors a profit sharing and 401(k) savings retirement plan for non-union employees. The plan covers substantially all employees who have one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows K&B to make discretionary contributions and provides for employee salary deferrals of up to 15%. K&B provides matching contributions of 25% of the first 5% of employee contributions. The Company made matching contributions and discretionary contributions of $203, $386 and $31 during 2001, 2000 and 1999, respectively.

   CFI has a 401(k) Savings and Retirement Plan which covers substantially all of CFI's employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. CFI matches 50% of the first 6%. Plan expense for the years ended December 31, 2001, 2000 and 1999 was $47, $63 and $72, respectively.


15.   Commitments

Rent

   The Company leases certain facilities on a year-to-year basis. The Company also has future annual minimum rental commitments under noncancellable operating leases as follows:

                            December 31, Commitment
                            ------------ ----------
                                2002....    $567
                                2003....     363
                                2004....     262
                                2005....     193
                                2006....      80

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   The Company leases a facility from a related party, the former President and chief operating officer of Busch who is the beneficial owner of the property, with an annual base rental of $88 expiring July, 2002.

   Total rent expense under all operating leases for 2001, 2000 and 1999 was $470, $382 and $340, respectively.

Non-Compete Agreement

   In connection with the acquisition of Busch, the Company entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100 paid at the closing date, the agreement requires annual payments of $200 from 1998 through 2001. The related cost is being amortized ratably over the four-year period. The Company has an additional payment to the former shareholder of Busch due in 2002 of $450 for consulting services for a two-year period. This payment is being accrued over the term of service.

Employment Agreements

   In December 1999, Group and K&B entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. The agreements provide for annual salaries and a bonus, for each of the next five years, equal to 25% of the Company's earnings before interest and taxes in excess of $4,000 less contributions made by the Company on behalf of the former owners to any profit sharing or 401(k) plan.

16.  Income Taxes

   Income tax provision (benefit) consisted of the following for the years ended December 31:

                                     2001  2000   1999
                                     ----  -----  ----
                         Current:
                            Federal. $ 67  $ 216  $128
                            State...  (39)    67    68
                                     ----  -----  ----
                                       28    283   196
                                     ----  -----  ----
                         Deferred:
                            Federal.  106   (449)  (10)
                            State...   (3)  (137)  (34)
                                     ----  -----  ----
                                      103   (586)  (44)
                                     ----  -----  ----
                                     $131  $(303) $152
                                     ====  =====  ====

   The income tax provision (benefit) differs from the statutory rate due to the following:

                                                             2001  2000   1999
                                                             ----  -----  ----
Tax benefit at statutory rate............................... $(48) $(351) $(95)
Increase (decrease) in tax resulting from:
   State income tax, net of federal benefit.................  (28)   (46)   22
   Permanent differences, principally goodwill and interest.  157     94   255
Over/under accrual of prior years' taxes....................   50     (0)   18
Other.......................................................   (0)    (0)  (48)
                                                             ----  -----  ----
                                                             $131  $(303) $152
                                                             ====  =====  ====

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


   Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

                                                                                      2001     2000
                                                                                     -------  -------
Current deferred tax assets (liabilities) attributable to:
   Accrued expenses................................................................. $   746  $   609
   Deferred state taxes.............................................................     292      290
   Reserves on assets...............................................................     167      224
   Inventory........................................................................    (925)    (942)
                                                                                     -------  -------
Current deferred tax asset (included in prepaid expenses and other current assets in
  the consolidated balance sheets)..................................................     280      181
                                                                                     -------  -------
Noncurrent deferred tax assets (liabilities) attributable to:
   Depreciation.....................................................................  (3,856)  (3,913)
   Goodwill and intangibles.........................................................  (1,262)  (1,336)
   Other liabilities................................................................     268      619
   Non-compete agreement............................................................     280      222
   Minimum pension liability........................................................     275       --
   Foreign interest accrual.........................................................      --      155
   Federal and State net operating loss carry forwards..............................     143       84
   Interest rate swap...............................................................     183       --
   AMT credit carry forward.........................................................     111       --
   Other............................................................................    (207)    (153)
                                                                                     -------  -------
Net noncurrent deferred income tax liability........................................  (4,065)  (4,322)
                                                                                     -------  -------
Net deferred tax liability.......................................................... $(3,785) $(4,141)
                                                                                     =======  =======

   The Company has Federal net operating loss carry forwards of $202 at December 31, 2001 to be utilized in future years, which begin to expire in 2019. Additionally, the Company has State net operating loss carry forwards of $2,971 and $3,644 at December 31, 2001 and 2000, respectively, which begin to expire in 2001.

   The Company files a consolidated Federal income tax return.

17.  Related Party Transactions

   During 2001, the Company reimbursed Green Diamond Oil Corp. $5 per month for use of the space and other office expenses of the Company's Toronto office. In 2001, 2000 and 1999, reimbursement were $60, $36 and $36, respectively. During 2001, the Company paid fees of $139 to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of the Board of the Company, through Green Diamond. During 2001, the Company advanced $337 to Green Diamond, which was repaid in March 2002.

18.  Backlog of Uncompleted Contracts from Continuing Operations

   The Company's backlog of uncompleted contracts from continuing operations was $18,628 and $12,119, at December 31, 2001 and 2000, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


19.  Segment and Related Information

   The Company has two reportable segments: Systems and Media. The Systems segment consists of Kirk & Blum, kbd/Technic, Busch and CECO Abatement. Kirk & Blum focuses on designing, building, and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Kbd/Technic is a specialty-engineering firm concentrating in industrial ventilation and dust and fume control. CECO Abatement engineers, builds and installs thermal oxidation control systems to eliminate fumes and volatile organic compounds resulting from large-scale industrial processes. Busch engages in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products.

   The Media segment consists of CECO Filters, which manufactures and sells industrial air filters known as fiber bed mist eliminators used to improve air quality.

   Included in the "Corporate and other" category are the corporate functional departments plus the discontinued operations disposed of in 1999.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                                                           Elimination of
                                                                 Corporate Inter-Segment     Total
                                                Systems  Media   and Other    Activity    Consolidated
                                                ------- -------  --------- -------------- ------------
2001
 Net sales..................................... $85,091 $ 7,863               $(1,960)      $90,994
 Depreciation and amortization.................   1,385     213   $   722                     2,320
     Operating income (loss)...................   4,701     642    (2,350)         12         3,005
 Net costs and estimated earnings in excess of
   billings on uncompleted contracts...........   2,740     237                               2,977
 Total assets, net of inter-segment receivables  37,158   6,502    17,552      (8,182)       53,030
 Capital expenditures..........................     723      62         8                       793
2000
 Net sales..................................... $84,355 $ 6,481               $(1,019)      $89,817
 Depreciation and amortization.................   1,298     227   $   629                     2,154
     Operating income (loss)...................   4,299    (345)   (1,968)         24         2,010
 Net costs and estimated earnings in excess of
   billings on uncompleted contracts...........   3,924                                       3,924
 Total assets, net of inter-segment receivables  42,745  15,497     3,961      (7,249)       54,954
 Capital expenditures..........................     458      39        63                       560
1999
 Net sales..................................... $15,134 $ 7,717   $    49     $  (486)      $22,414
 Depreciation and amortization.................     358     220       151                       729
     Operating income (loss)...................     274     360      (192)                      442
 Net costs and estimated earnings in excess of
   billings on uncompleted contracts...........   2,492                                       2,492
 Total assets, net of inter-segment receivables  41,866  14,372     5,720      (5,510)       56,448
 Capital expenditures..........................      12     153       275                       440

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2001, 2000 and 1999


20.  Quarterly Financial Data (unaudited)

   The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter   Total
                                            -------  -------  -------  -------  -------
Year ended December 31, 2001
Revenues:
Systems.................................... $18,769  $21,913  $22,486  $21,923  $85,091
Media......................................   1,069    1,324    1,882    3,588    7,863
Intercompany revenue.......................     (70)    (163)     (51)  (1,676)  (1,960)
                                            -------  -------  -------  -------  -------
Total Revenues.............................  19,768   23,074   24,317   23,835   90,994
Operating profit:
Systems(1)(3)..............................     646      891    1,463    1,700    4,700
Media(2)...................................     126     (227)     395      349      643
Corporate and other........................    (489)    (535)    (555)    (759)  (2,338)
                                            -------  -------  -------  -------  -------
Income from operations.....................     283      129    1,303    1,290    3,005
Net income (loss)..........................    (340)    (117)     190        3     (264)
Basic earnings (loss) per share............   (0.04)   (0.01)    0.02     0.00    (0.03)
Diluted earnings (loss) per share..........   (0.04)   (0.01)    0.02     0.00    (0.03)

Year ended December 31, 2000
Revenues:
Systems.................................... $22,394  $20,805  $21,079  $20,076  $84,354
Media......................................   1,232    1,608    1,506    2,135    6,481
Intercompany revenues......................     (72)    (385)    (194)    (367)  (1,018)
                                            -------  -------  -------  -------  -------
Total revenues.............................  23,554   22,028   22,391   21,844   89,817
Operating profit:
Systems(4).................................   1,219    1,092    1,277      740    4,328
Media......................................    (101)    (369)    (446)     572     (344)
Corporate and other........................    (360)    (539)    (390)    (685)  (1,974)
                                            -------  -------  -------  -------  -------
Income from operations.....................     758      184      441      627    2,010
                                            -------  -------  -------  -------  -------
Net income (loss)..........................      75     (183)    (224)    (358)    (690)
Basic and diluted earnings (loss) per share    0.01    (0.02)   (0.03)   (0.04)   (0.08)

--------
(1) Includes a $200 reversal of a reserve in the first quarter held in connection with a customer in bankruptcy.
(2) Includes a $170 reversal of a reserve in the first quarter held in connection with an operating division discontinued in 1999.
(3) Reflects a $600 loss during the third quarter and a $650 loss during the fourth quarter related to expansion into a new product line during the second quarter which was abandoned during the third quarter.
(4) Reflects a $600 charge established for a potential loss on a contract commenced in the fourth quarter.