Form 10-Q
period 2002-03-31
CECO ENVIRONMENTAL CORP
filed 2002-05-15
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002




                           Commission File No. 0-7099
                           --------------------------

                            CECO ENVIRONMENTAL CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                           13-2566064
----------------------------------                         ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                   3120 Forrer Street, Cincinnati, Ohio 45209
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  513-458-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      505 University Avenue, Suite 1400, Toronto, Ontario, Canada M5G 1X3
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                             X  Yes         No
                                                           ----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at May 10, 2002 - 9,577,887

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2002
--------------------------------------------------------------------------------

                                      INDEX
                                      -----


Part I - Financial Information:

         Item 1.  Condensed consolidated balance sheets as of
                    March 31, 2002 and December 31, 2001 ....................  2

                  Condensed consolidated statement of operations for the
                    three-month periods ended March 31, 2002 and 2001 .......  3

                  Condensed consolidated statement of cash flows for the
                    three-month periods ended March 31, 2002 and 2001 .......  4

                  Notes to condensed consolidated financial statements ......  5

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations ...........  8


Part II - Other Information

         Item 6.  Exhibits and reports on Form 8-K .......................... 11

Signature ................................................................... 12

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

Dollars in thousands, except share data

                                                              MARCH 31,        DECEMBER 31,
                                                                2002               2001
                                                              ---------        ------------
                          ASSETS                             (unaudited)

Current assets:
      Cash and cash equivalents ............................    $    23          $     53
      Accounts receivable, net .............................     11,243            17,000
      Costs and estimated earnings in excess of
         billings on uncompleted contracts .................      6,019             5,572
      Inventories ..........................................      2,555             2,157
      Prepaid expenses and other current assets ............      2,327             1,805
                                                                 ------          --------
           Total current assets ............................     22,167            26,587

Property and equipment, net ................................     12,872            13,136
Goodwill, net ..............................................      9,527             9,527
Intangibles - finite life, net .............................      1,003             1,072
Intangibles - indefinite life ..............................      1,395             1,395
Deferred charges and other assets ..........................      1,268             1,313
                                                               --------          --------
                                                               $ 48,232          $ 53,030
                                                               ========          ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of debt ..............................   $  2,826           $ 2,826
      Accounts payable and accrued expenses ................     10,539            13,103
      Billings in excess of costs and estimated
         earnings on uncompleted contracts .................      2,870             2,595
                                                               --------          --------
           Total current liabilities .......................     16,235            18,524

Other liabilities ..........................................      1,916             2,032
Debt, less current portion .................................     12,553            14,838
Deferred income tax liability ..............................      4,117             4,065
Subordinated notes
       (related party - $3,041 and $3,000, respectively) ...      3,824             3,750
                                                               --------          --------
           Total liabilities ...............................     38,645            43,209
                                                               --------          --------

Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 shares
   authorized, 10,378,007 shares issued in 2002 and 2001 ...        104               104
Capital in excess of par value .............................     16,304            16,304
Accumulated deficit ........................................     (4,411)           (4,214)
Accumulated other comprehensive loss .......................       (610)             (687)
                                                               --------          --------
                                                                 11,387            11,507

Less treasury stock, at cost, 800,120 and 763,920 shares
   in 2002 and 2001, respectively ..........................     (1,800)           (1,686)
                                                               --------          --------
            Total shareholders' equity .....................      9,587             9,821
                                                               --------          --------
                                                               $ 48,232          $ 53,030
                                                               ========          ========

         The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Dollars in thousands, except per share data
                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          2002             2001
                                                                       ----------       ----------

Net sales .........................................................    $   18,879       $   19,768
                                                                       ----------       ----------

Costs and expenses:
    Cost of sales, exclusive of
        items shown separately below ..............................        15,041           16,204
    Selling and administrative ....................................         3,088            2,729
    Depreciation and amortization .................................           457              552
                                                                       ----------       ----------
                                                                           18,586           19,485
                                                                       ----------       ----------
Income from operations before
    investment loss and interest expense ..........................           293              283

Investment loss ...................................................             -              (59)

Interest expense including related party interest of $175
    in both years .................................................          (683)            (947)
                                                                       ----------       ----------

Loss from operations before
    income taxes and minority interest ............................          (390)            (723)

Income tax benefit ................................................          (187)            (383)

Minority interest in loss of consolidated subsidiary ..............             6                -
                                                                       ----------       ----------

Net loss ..........................................................    $     (197)      $    ( 340)
                                                                       ==========       ==========

Basic and diluted net loss per share ..............................    $    (0.02)      $    (0.04)
                                                                       ==========       ==========

Weighted average number of common shares outstanding:
    Basic and diluted .............................................     9,581,105        7,876,122
                                                                       ==========       ==========

          The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------

Dollars in thousands

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            2002              2001
                                                                          --------          --------

                    INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net loss ...........................................................   $  (197)          $  (340)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ...................................       457               552
      Loss on sales of marketable securities, trading .................         -                64
      Changes in operating assets and liabilities
          Accounts receivable .........................................     5,757             2,640
          Inventories .................................................      (397)             (145)
          Cost and estimated earnings in excess of
               billings on uncompleted contracts ......................      (447)              132
          Prepaid expenses and other current assets ...................      (521)             (465)
          Accounts payable and accrued expenses .......................    (2,564)           (2,903)
          Billings in excess of costs and estimated
               earnings on uncompleted contracts ......................       275               288
          Other .......................................................       182              (187)
                                                                          -------           -------

Net cash provided by (used in) operating activities ...................     2,545              (364)
                                                                          -------           -------

Net cash used in investing activities .................................       (52)             (148)
                                                                          -------           -------

Stock repurchases .....................................................      (114)                -
Proceeds from stock issuance ..........................................         -                34
Stock issuance costs ..................................................      (125)                -
Long-term debt (payments) borrowings ..................................    (2,284)               56
                                                                          --------          -------

Net cash (used in) provided by financing activities ...................    (2,523)               90
                                                                          --------          -------


Net increase (decrease) in cash .......................................       (30)             (422)

Cash and cash equivalents at beginning of the period ..................        53               664
                                                                          -------           -------

Cash and cash equivalents at end of the period ........................   $    23           $   242
                                                                          =======           =======


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

     Interest .........................................................   $ 1,362           $   975
                                                                          =======           =======

     Income taxes .....................................................   $   103           $   180
                                                                          =======           =======

          The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------
                             (Dollars in thousands)

1.       Basis of reporting for condensed consolidated financial statements.

         The accompanying unaudited consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Certain amounts in the December 31, 2001 financial statements have been reclassified to conform with the March 31, 2002 presentation.

2.       New Accounting Standards.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Upon adoption of SFAS No. 141, on January 1, 2002, the Company's intangible asset of $1,392 related to the workforce was reclassified to goodwill under the criteria of that standard and is no longer considered a separate intangible asset.

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with periodic tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortization of goodwill and intangible assets with indefinite lives as of December 31, 2001. The ceasing of the amortization of such assets resulted in a reduction of $119 of amortization expense in the three month period ended March 31, 2002. Additionally, the Company has evaluated the fair value of intangible assets with indefinite lives and determined that the fair value was in excess of the carrying value of such assets. The Standard also requires that goodwill be evaluated by June 30, 2002 for impairment. The Company is in the process of this evaluation and determining the impact.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. Implementation of SFAS No. 144 is required for as of January 1, 2002. There was no adjustment required upon adoption.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

3.       Inventories

         Inventories consist of the following:

                                                     March 31,      December 31,
                                                       2002             2001
                                                     ---------      ------------
         Raw materials and subassemblies             $   1,514      $      1,279
         Finished goods                                    297               156
         Parts for resale                                  744               722
                                                     ---------      ------------
                                                     $   2,555      $      2,157
                                                     =========      ============

4.       Business Segment Information

         The Company has two reportable segments: Systems and Media. The Systems segment consists of Kirk & Blum, kbd/Technic, Busch and CECO Abatement. Kirk & Blum focuses on designing, building, and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. kbd/Technic is a specialty-engineering firm concentrating in industrial ventilation and dust and fume control. CECO Abatement Systems engineers, builds and installs thermal oxidation control systems to eliminate fumes and volatile organic compounds resulting from large-scale industrial processes. Busch engages in the business of marketing, selling, designing and assembling ventilation, environmental and process-related products.

         The Media segment consists of CECO Filters, which manufactures and sells industrial air filters known as fiber bed mist eliminators used to improve air quality.

         Included in the "Corporate and Other" category are the corporate functional departments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                  Elimination
                                                         Corp.     of inter-
                                                          and       segment        Total
                                    Systems     Media    Other     activity     Consolidated
                                    -------     -----    -----    -----------   ------------
        Three-months ended
        March 31, 2002:
        Revenues                   $ 17,989   $ 1,005    $  -       $ (115)        $  18,879
        Operating income (loss)         658        76     (441)         -                293

        Three-months ended
        March 31, 2001:
        Revenues                   $ 18,768   $ 1,069    $  -       $  (69)        $  19,768
        Operating income (loss)         646       126     (495)          6               283

5.      Earnings Per Share

        There were no adjustments to net loss for the basic or diluted earnings per share computations.

6.      Comprehensive Loss

        The Company currently records as other comprehensive income the changes in the additional minimum pension liability and the change in fair value of the interest rate SWAP. A reconciliation of net loss to total comprehensive loss is as follow:

                                                    Three Months Ended March 31,
                                                       2002            2001
                                                       ----            ----
        Net loss                                      $ (197)         $ (340)
        Change in fair value of SWAP, net of tax          77            (210)
                                                      ------          ------
        Total comprehensive loss                      $ (120)         $ (550)
                                                      ======          ======

7.      Subsequent Events

        The senior secured credit facility was amended in May 2002 by reducing minimum coverage requirement under several financial covenants as of March 31, 2002 and June 30, 2002 and eliminating the LIBOR based borrowing option for the revolving line of credit and term B tranches to the facility.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations

First quarter of 2002 compared to the first quarter of 2001

The Company's condensed consolidated statement of operations for the three-month periods ended March 31, 2002 and 2001 reflect the operations of the Company consolidated with the operations of its subsidiaries. At March 31, 2002, the Company owned approximately 94% of Filters. Minority interest has been separately presented in the statements of operations.

Consolidated net sales for the first three months of 2002 were $18.9 million, a decrease of $0.9 million compared to the same period in 2001. The System segment sales decreased $0.8 million and Media segment sales decreased $0.1 million. The decrease in System segment sales resulted primarily from lower revenue generated from the automotive industry. This was offset by sales of $0.6 million from the Company's newly established companies, CECO Abatement Systems and K&B Duct. Orders booked for the first quarter of 2002 were $19.5 million, a decrease of $9.1 million from first quarter of 2001 including a large specialty piping division contract booked in the first quarter 2001. The piping division was discontinued during the third quarter of 2001. The Company has experienced an increase in sales quoting level over the fourth quarter of 2001.

Media segment sales increased $0.2 million from the prior year after adjusting for APC sales. APC, a wholly owned subsidiary, was sold in December 2001. The Media sales increase was the result of an overall plan to expand the replacement filters business.

Gross profit increased $0.2 million to $3.8 million during the first quarter of 2002 compared with $3.6 million during the same period in 2001. Gross profit as a percentage of revenues for the first quarter was 20.3% in 2002 compared with 18.0% in 2001. The increase in 2002 is attributable to an increased focus at all levels on project cost management yielding higher margins for Kirk & Blum and CECO Filters.

Selling and administrative expenses remained consistent with the first quarter of 2001 after adjusting 2001 for the reversal of a contingency reserve held in connection with a customer bankruptcy ($0.2 million), and the reversal of a reserve held in conjunction with the operations discontinued in 1999 ($0.2 million). The Company reduced its Selling and Administrative workforce in May 2002 reflecting the consolidation of certain functions. On an annualized basis, the impact is expected to result in a $1.0 million savings, which should begin to be realized in the third quarter.

Depreciation and amortization decreased by $0.1 million to $0.4 million during the first quarter of 2002 primarily resulting from the implementation of Statement of Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets". SFAS 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced by periodic tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The implementation SFAS 142 resulted in a favorable impact to results of operations of $0.1 million during the first quarter of 2002 as compared with the same period in 2001.

Investment income was zero during the first quarter of 2002 compared with a loss of $.06 million during the same period in 2001. The Company no longer holds shares of Peerless stock which made up the majority of the investment income earned during the first quarter of 2001.

Interest expense decreased by $0.3 million to $0.7 million during the first quarter of 2002 principally due to lower borrowing levels and decreased rates under the bank credit facility.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Federal and state income tax benefit was $0.2 million during the first quarter of 2002 compared with a tax benefit of $0.4 million for the same period in 2001. The effective income tax rate was 48% in 2002 compared with 53% in 2001. The effective tax rate during 2002 was affected by non-deductible interest expense. The effective income tax rate during 2001 was affected by non-deductible goodwill amortization and interest expense.

Net loss for the quarter ended March 31, 2002 was $0.2 million compared with a net loss of $0.3 million for the same period in 2001.

Backlog

Our backlog consists of orders we have received from products and services we expect to ship and deliver within the next 12 months. Our backlog, as of March 31, 2002 was $18.8 million compared to $18.6 million as of December 31, 2001. The Systems segment provided 90% of the backlog for the first quarter of 2002. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

At March 31, 2002 cash and cash equivalents totaled $0.02 million compared with $0.2 million for the same period in 2001. Cash provided by operating activities for the quarter ended March 31, 2002 was $2.5 million compared with cash used of $0.4 million for the same period in 2001.

Total bank and related debt as of March 31, 2002 was $15.4 million as compared to $17.7 million at December 31, 2001, a decrease of $2.3 million, due to net repayments under bank credit facilities. Unused credit availability at March 31, 2002, was $4.5 million under the Company's bank line of credit.

The senior secured credit facility was amended in May 2002 by reducing the minimum coverage requirements under several financial covenants as of March 31, 2002 and June 30, 2002 and eliminating the LIBOR based borrowing option for the revolving line of credit and term B tranches to the facility.

Investing activities used cash of $0.05 million during the first quarter of 2002 compared with cash used of $0.1 million for the same period in 2001. Capital expenditures for property and equipment, and leasehold improvements were $0.05 million during the quarter and were primarily for manufacturing and engineering equipment. Capital expenditures for property and equipment are anticipated to be in the range of $0.5 million to $0.9 million for 2002 and will be funded by cash from operations and/or line of credit borrowing.

                            CECO ENVIRONMENTAL CORP.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Financing activities used cash of $2.5 million during the first three months of 2002 compared with cash provided of $0.1 million during the same period of 2001. Current year financing activities included net payments under bank credit facilities.

The Company believes that its cash, cash equivalents and marketable securities, cash flow from operations, and its credit facilities are adequate to meet the Company's cash requirements over the next twelve months.

Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Annual Report to Shareholders, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

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

                            CECO ENVIRONMENTAL CORP.

                           PART II -OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on January 15, 2002 announcing the completion of the sale of 706,668 shares of its common stock, at a price of $3.00 per share, and the issuance of warrants to purchase 353,334 shares of its common stock, at an initial exercise price of $3.60 per share, to a group of accredited investors, led by a Chicago-based investment fund.

                            CECO ENVIRONMENTAL CORP.

                                    SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CECO ENVIRONMENTAL CORP.


                                               /s/ Marshall J. Morris
                                               ---------------------------------
                                               Marshall J. Morris
                                               V.P., Finance and Administration
                                               Chief Financial Officer

Date:  May 15, 2002