Form 10-Q
period 2002-06-30
CECO ENVIRONMENTAL CORP
filed 2002-08-09
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                           Commission File No. 0-7099

                            CECO ENVIRONMENTAL CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-2566064
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                   3120 Forrer Street, Cincinnati, Ohio 45209
               (Address of principal executive offices) (Zip Code)

                                  513-458-2600
              (Registrant's telephone number, including area code)

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

Class: Common, par value $.01 per share outstanding at August 7, 2002 -
9,581,983

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2002
--------------------------------------------------------------------------------


                                      INDEX
                                      -----

Part I - Financial Information:

         Item 1.    Condensed consolidated balance sheets as of
                    June 30, 2002 and December 31, 2001 ...................... 2

                    Condensed consolidated statements of operations for the three-month and six-month periods ended
                    June 30, 2002 and 2001 ................................... 3

                    Condensed consolidated statements of cash flows for the
                    six-month periods ended June 30, 2002 and 2001 ........... 4

                    Notes to condensed consolidated financial statements ..... 5

         Item 2.    Management's discussion and analysis of
                    financial condition and results of operations ............ 8

Part II - Other Information

         Item 6.    Exhibits and reports on Form 8-K .........................12

Signature ....................................................................13

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

Dollars in thousands, except share data


                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                               --------     ------------
                                                             (unaudited)
                   ASSETS

Current assets:
   Cash and cash equivalents .............................   $     82         $     53
   Accounts receivable, net ..............................     12,046           17,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ...................      5,752            5,572
   Inventories ...........................................      2,454            2,157
   Prepaid expenses and other current assets .............      2,769            1,805
                                                             --------         --------
        Total current assets .............................     23,103           26,587
Property and equipment, net ..............................     12,671           13,136
Goodwill, net ............................................      9,527            9,527
Intangibles - finite life, net ...........................        933            1,072
Intangibles - indefinite life ............................      1,395            1,395
Deferred charges and other assets ........................      1,287            1,313
                                                             --------         --------
                                                             $ 48,916         $ 53,030
                                                             ========         ========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt ................................   $  2,826         $  2,826
  Accounts payable and accrued expenses ..................      9,752           13,103
  Billings in excess of costs and estimated
    earnings on uncompleted contracts ....................      2,970            2,595
                                                             --------         --------
        Total current liabilities ........................     15,548           18,524
Other liabilities ........................................      1,642            2,032
Debt, less current portion ...............................     14,246           14,838
Deferred income tax liability ............................      4,152            4,065
Subordinated notes (related party - $3,118
   and $3,000, respectively) .............................      3,897            3,750
                                                             --------         --------
         Total liabilities ...............................     39,485           43,209
                                                             --------         --------
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 shares
   authorized, 10,383,203 shares issued in 2002 and
   10,378,007 in 2001 ....................................        104              104
Capital in excess of par value ...........................     16,313           16,304
Accumulated deficit ......................................     (4,616)          (4,214)
Accumulated other comprehensive loss .....................       (566)            (687)
                                                             --------         --------
                                                               11,235           11,507
Less treasury stock, at cost, 801,220 and 763,920 shares
   in 2002 and 2001, respectively ........................     (1,804)          (1,686)
                                                             --------         --------
         Total shareholders' equity ......................      9,431            9,821
                                                             --------         --------
                                                             $ 48,916         $ 53,030
                                                             ========         ========

         The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Dollars in thousands, except per share data

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                           2002          2001        2002          2001
                                                        ---------     ---------   ---------     ---------

Net sales ............................................. $  18,586     $  23,074   $  37,465     $  42,843
                                                        ---------     ---------   ---------     ---------
Costs and expenses:
  Cost of sales, exclusive of
   items shown separately below .......................    14,949        18,867      29,990        35,235
  Selling and administrative ..........................     3,049         3,495       6,137         6,060
  Depreciation and amortization .......................       453           584         910         1,136
                                                        ---------     ---------   ---------     ---------
                                                           18,451        22,946      37,037        42,431
                                                        ---------     ---------   ---------     ---------
  Income from operations before other
    income and interest expense .......................       135           128         428           412
Other income ..........................................       204           462         204           401
Interest expense (including related party
  interest of $175 and $175, and
  $350 and $350, respectively) ........................      (670)         (893)     (1,353)       (1,840)
                                                        ---------     ---------   ---------     ---------
Loss from operations before income
   taxes and minority interest ........................      (331)         (303)       (721)       (1,027)
Income tax benefit.....................................      (130)         (161)       (317)         (544)
Minority interest in (income) loss of
  consolidated subsidiary .............................        (4)           25           2            25
                                                        ---------     ---------   ---------     ---------
Net loss .............................................. $    (205)    $    (117)  $    (402)    $    (458)
                                                        =========     =========   =========     =========
Basic and diluted net loss per share .................. $    (.02)    $    (.01)  $    (.04)    $    (.06)
                                                        =========     =========   =========     =========
Weighted average number of
  common shares outstanding:
    Basic and diluted ................................. 9,578,959     7,898,403   9,580,026     7,887,324
                                                        ---------     ---------   ---------     ---------

          The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
------------------------------------------------------------------------------------

Dollars in thousands

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                      2002     2001
                                                                    ------   -------
                    INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss ....................................................    $ (402)  $  (458)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Depreciation and amortization ...............................       910     1,136
   Gain on sales of marketable securities, trading .............         -      (396)
   Changes in operating assets and liabilities:
      Marketable securities ....................................         -     1,386
      Accounts receivable ......................................     4,954     1,935
      Inventories ..............................................      (297)      (93)
      Costs and estimated earnings in excess of
         billings on uncompleted contracts .....................      (180)     (718)
      Prepaid expenses and other current assets ................      (964)     (881)
      Accounts payable and accrued expenses ....................    (3,289)     (770)
      Billings in excess of costs and estimated
         earnings on uncompleted contracts .....................       374       155
   Other                                                               (82)     (290)
                                                                    ------   -------
Net cash provided by operating activities ......................     1,024     1,006
                                                                    ------   -------
Net cash used in investing activities ..........................      (170)     (357)
                                                                    ------   -------
Cash flows from financing activities:
   Stock repurchases ...........................................      (118)        -
   Proceeds from employee stock purchase plan...................         9        33
   Stock issuance expenses .....................................      (125)        -
   Long-term debt payments .....................................      (591)   (1,189)
                                                                    ------   -------
Net cash used in financing activities ..........................      (825)   (1,156)
                                                                    ------   -------
Net increase (decrease) in cash ................................        29      (507)
Cash and cash equivalents at beginning of the period ...........        53       664
                                                                    ------   -------
Cash and cash equivalents at end of the period .................    $   82   $   157
                                                                    ------   -------
           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ..................................................    $1,761   $ 1,467
                                                                    ------   -------
     Income taxes ..............................................    $  152   $   394
                                                                    ======   =======

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

     The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and 2001 and the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and of cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain amounts in the December 31, 2001 financial statements have been reclassified to conform with the June 30, 2002 presentation.

 2.  New Accounting Standards

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

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortization of goodwill and intangible assets with indefinite lives as of December 31, 2001. The ceasing of the amortization of such assets resulted in a reduction of $119 of amortization expense in the three-month period ended June 30, 2002 and $238 in the six-month period ended June 30, 2002. Additionally, the Company has evaluated the fair value of intangible assets with indefinite lives and determined that the fair value was in excess of the carrying value of such assets. During the second quarter, the Company completed its

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

     testing of impairment of goodwill and determined that the fair value of the net assets was in excess of the carrying value of such assets.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. Implementation of SFAS No. 144 is required as of January 1, 2002. There was no adjustment required upon adoption.

3.   Inventories

     Inventories consist of the following:

                                                       June 30,     December 31,
                                                         2002          2001
                                                       -------      -----------

     Raw materials and subassemblies ................   $1,339         $1,279
     Finished goods .................................      317            156
     Parts for resale ...............................      798            722
                                                        ------         ------
                                                        $2,454         $2,157
                                                        ======         ======

4.   Business Segment Information

     The Company has re-evaluated its presentation of segment data in the second quarter resulting from changes in its management structure and the operational integration of its business units during the first quarter. This change in structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, related financial information is no longer considered necessary as the condensed consolidated financial statements herein reflect the operating results of the segment, since the Company maintains one single business segment.

5.   Other Income

     The other income during the second quarter of 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company's stock issuance of 706,668 shares of

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

     common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income. The Company no longer holds shares of Peerless stock which made up the majority of the other income earned during the first quarter and first half of 2001.

6.   Earnings Per Share

     There were no adjustments to net loss for the basic or diluted earnings per share computations.

7.   Comprehensive Loss

     The Company currently records as other comprehensive loss the changes in the additional minimum pension liability, and the change in fair value of the interest rate swap. A reconciliation of net loss to total comprehensive loss is as follow:

                                         Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                           2002       2001      2002      2001
                                          ------     ------    ------    -------
     Net loss .........................   $(205)    $(117)     $(402)     $(458)
     Change in fair value of swap,
       net of tax .....................      44        (1)       121       (211)
                                          -----     -----      -----      -----
     Total comprehensive loss .........   $(161)    $(118)     $(281)     $(669)
                                          =====     =====      =====      =====

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations

The Company's condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 reflect the operations of the Company consolidated with the operations of its subsidiaries. At June 30, 2002, the Company owned approximately 94% of CECO Filters, Inc. Minority interest has been separately presented in the statements of operations.

Consolidated net sales for the three-months ended June 30, 2002 were $18.6 million, a decrease of $4.5 million compared to the same period in 2001. Consolidated net sales for the first six months of 2002 were $37.5 million, a decrease of $5.4 million compared to the same period in 2001. The decrease in sales resulted primarily from lower revenue generated from customers in the automotive industry. Sales decreased by $0.3 million and $0.5 million for the first quarter and first half of 2002, respectively, due to the sale of Air Purator Corporation's operating assets effective December 31, 2001. This was offset by sales of $2.6 million from the Company's newly established company, CECO Abatement Systems and Kirk & Blum's new division, K&B Duct. The Company booked orders of $18.1 million during the second quarter of 2002 and $37.6 million for the first six-months of 2002, as compared to $19.5 million during the second quarter of 2001 and $48.2 million in the first half of 2001. The decrease is partially attributable to the inclusion of a large specialty piping division contract booked in the first quarter of 2001. The piping division was discontinued during the third quarter of 2001. The Company has experienced an increase in sales quoting in the second quarter of 2002 versus the fourth quarter of 2001.

Gross profit was $3.6 million for the three-month period ended June 30, 2002, a decrease of $0.6 million compared to the same period in 2001. Gross profit as a percentage of revenues for the three-month period ended June 30, 2002 was 19.6% compared with 18.2% for the comparable period in 2001. Gross profit was $7.5 million for the first six months of 2002, a decrease of $0.1 million compared to the same period in 2001. Gross profit as a percentage of revenues for the first six months of 2002 was 20.0% compared with 17.8% for the comparable period in 2001. The increase in 2002 is attributable to an increased focus at all levels on project cost management yielding higher margins for Kirk & Blum and CECO Filters.

Selling and administrative expenses decreased $0.4 million during the three months ended June 30, 2002 as compared to the same period in 2001. The decrease can be attributable to the Company's cost control and a reduction in its work force. Selling and administrative expenses were $6.1 million for the first six months of 2002 and 2001. The 2001 period included adjustments for the reversal of a contingency reserve held in connection with a customer bankruptcy ($0.2 million), and the reversal of a reserve held in conjunction with the operations discontinued in 1999 ($0.2 million). The Company reduced its Selling and Administrative workforce in May 2002 reflecting the consolidation of certain functions and efficiencies gained. On an annualized basis, the impact is expected to result in a savings of approximately $1.0 million, which should begin to be realized in the third quarter of 2002.

Depreciation and amortization decreased by $0.1 million during the three months ended June 30, 2002 as compared to the same period of 2001. Depreciation and amortization decreased $0.2 million to $0.9 million in the first six months of 2002 primarily resulting from the implementation of

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The implementation of SFAS 142 resulted in a favorable impact to results of operations of $0.2 million during the first six months of 2002 as compared with the same period in 2001.

Other income for the three-month period ended June 30, 2002 was $0.2 million compared with income of $0.5 million in the comparable period in 2001. Other income for the first six months of 2002 was $0.2 million compared with income of $0.4 million during the same period in 2001. The other income during the second quarter of 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company's stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income. The Company no longer holds shares of Peerless stock which made up the majority of the other income earned during the first quarter and first half of 2001.

Interest expense decreased by $0.2 million to $0.7 million from $0.9 million during the second quarter of 2002. Interest expense decreased $0.5 million to $1.4 million during the first six months of 2002 compared to the same period of 2001. The decrease is principally due to lower borrowing levels and decreased rates under the bank credit facility.

Federal and state income tax benefit was $0.1 million during the second quarter of 2002 compared with a tax benefit of $0.2 million for the same period in 2001. The federal and state income tax benefit was $0.3 million for the first six months of 2002, a decrease of $0.2 million from the comparable period in 2001. The effective income tax rate for the first half of 2002 was 44% compared with 53% in the same period of 2001. The effective tax rate during 2002 is affected by certain permanent differences including non-deductible interest expense. The effective income tax rate during 2001 was affected by non-deductible goodwill amortization and interest expense.

Net loss for the quarter ended June 30, 2002 was $0.2 million compared with a net loss of $0.1 million for the same period in 2001. Net loss for the six months ended June 30, 2002 was $0.4 million compared with a net loss of $0.5 million in the same period of 2001.

Backlog
-------

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of June 30, 2002 was $18.8 million compared to $18.6 million as of December 31, 2001. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

products, decrease in average selling prices over the life of the product as competition increases and our dependence on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 2002 and December 31, 2001 cash and cash equivalents totaled $0.1 million.

Cash provided by operating activities for the six-month period ended June 30, 2002 and 2001 was $1.0 million.

Total bank and related debt as of June 30, 2002 was $17.1 million as compared to $17.7 million at December 31, 2001, a decrease of $0.6 million, due to net repayments under bank credit facilities. Unused credit availability at June 30, 2002, was $2.6 million under the Company's bank line of credit.

The senior secured credit facility was amended in May 2002 reducing the minimum coverage requirements under several financial covenants as of March 31, 2002 and June 30, 2002 and eliminating the LIBOR based borrowing option for the revolving line of credit and term B tranches to the facility.

Investing activities used cash of $0.2 million during the first six months of 2002 compared with cash used of $0.4 million for the same period in 2001. Capital expenditures for property and equipment, and leasehold improvements were $0.2 million for the first six months of 2002 and were primarily for manufacturing and engineering equipment. Capital expenditures for property and equipment are anticipated to be in the range of $0.5 million to $0.9 million for 2002 and will be funded by cash from operations and/or line of credit borrowing.

Financing activities used cash of $0.8 million during the first six months of 2002 compared with cash used of $1.2 million during the same period of 2001. Current year financing activities included net payments under bank credit facilities.

The Company believes that its cash and cash equivalents, cash flow from operations, and its credit facilities are adequate to meet the Company's cash requirements over the next twelve months.

Forward-Looking Statements
--------------------------

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Annual Report to Shareholders, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project,"

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

"should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of our near-term results, based on current information available pertaining to us.

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

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                           PART II - OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.   Exhibits
        --------

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   b.   Reports on Form 8-K
        -------------------

        The Company did not file any Form 8-K during the second quarter of 2002.

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                                    SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CECO ENVIRONMENTAL CORP.


                                       /s/ Marshall J. Morris
                                       -----------------------------------------
                                       Marshall J. Morris
                                       V.P. - Finance and Administration
                                       and Chief Financial Officer

Date: August 9, 2002