Form 10-Q
period 2002-09-30
CECO ENVIRONMENTAL CORP
filed 2002-11-14
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002




                           Commission File No. 0-7099
                           --------------------------


                            CECO ENVIRONMENTAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                               13-2566064
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                   3120 Forrer Street, Cincinnati, Ohio 45209
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Class: Common, par value $.01 per share outstanding at November 12, 2002 - 9,589,736

                            CECO ENVIRONMENTAL CORP.
                            ------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------



                                      INDEX
                                      -----

Part I - Financial Information:

         Item 1.  Condensed consolidated balance sheets as of
                  September 30, 2002 and December 31, 2001 ..................  2

                  Condensed consolidated statements of operations
                  for the three-month and nine-month periods ended
                  September 30, 2002 and 2001 ...............................  3

                  Condensed consolidated statements of cash flows for the
                  nine-month periods ended September 30, 2002 and 2001 ......  4

                  Notes to condensed consolidated financial statements ......  5

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations .............  8

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk ......................................... 12

         Item 4.  Controls and Procedures ................................... 13

Part II - Other Information

         Item 6.  Exhibits and reports on Form 8-K .......................... 14

Signature ................................................................... 15

Certifications

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

Dollars in thousands, except share data

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            2002             2001
                                                                        -------------    ------------
                                                                         (unaudited)
                                    ASSETS

Current assets:
     Cash and cash equivalents ......................................     $   116          $    53
     Accounts receivable, net .......................................      12,686           17,000
     Costs and estimated earnings in excess of
       billings on uncompleted contracts ............................       5,599            5,572
     Inventories ....................................................       2,553            2,157
     Prepaid expenses and other current assets ......................       2,573            1,805
                                                                          -------          -------
         Total current assets .......................................      23,527           26,587

Property and equipment, net .........................................      12,424           13,136
Goodwill, net .......................................................       9,527            9,527
Intangibles - finite life, net ......................................         914            1,072
Intangibles - indefinite life .......................................       1,395            1,395
Deferred charges and other assets ...................................       1,190            1,313
                                                                          -------          -------
                                                                          $48,977          $53,030
                                                                          =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of debt ........................................     $ 2,120          $ 2,826
     Accounts payable and accrued expenses ..........................      10,422           13,103
     Billings in excess of costs and estimated
       earnings on uncompleted contracts ............................       2,274            2,595
                                                                          -------          -------
         Total current liabilities ..................................      14,816           18,524

Other liabilities ...................................................       1,533            2,032
Debt, less current portion ..........................................      14,897           14,838
Deferred income tax liability .......................................       4,203            4,065
Subordinated notes (related party - $3,176 and $3,000, respectively)        3,970            3,750
                                                                          -------          -------
         Total liabilities ..........................................      39,419           43,209
                                                                          -------          -------

Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized,
  10,383,203 shares issued in 2002 and 10,378,007 in 2001 ...........         104              104
Capital in excess of par value ......................................      16,313           16,304
Accumulated deficit .................................................      (4,555)          (4,214)
Accumulated other comprehensive loss ................................        (500)            (687)
                                                                          -------          -------
                                                                           11,362           11,507
Less treasury stock, at cost, 801,220 and 763,920 shares
  in 2002 and 2001, respectively ....................................      (1,804)          (1,686)
                                                                          -------          -------
         Total shareholders' equity .................................       9,558            9,821
                                                                          -------          -------

                                                                          $48,977          $53,030
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

                            CECO ENVIRONMENTAL CORP.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Dollars in thousands, except per share data

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       2002         2001        2002         2001
                                                    ----------   ----------  ----------   ----------
Net sales .......................................   $   19,581   $   24,316  $   57,046   $   67,159
                                                    ----------   ----------  ----------   ----------
Costs and expenses:
  Cost of sales, exclusive of
    items shown separately below ................       15,790       19,130      45,780       54,364
  Selling and administrative ....................        2,867        3,343       9,002        9,379
  Depreciation and amortization .................          406          548       1,316        1,684
                                                    ----------   ----------  ----------   ----------
                                                        19,063       23,021      56,098       65,427
                                                    ----------   ----------  ----------   ----------

Income from operations before other
  income and interest expense ...................          518        1,295         948        1,732

Other (expense) income ..........................            -           (4)        204          397

Interest expense (including related party
  interest of $175 and $179, and
  $525 and $531, respectively) ..................         (703)        (879)     (2,056)      (2,719)
                                                    ----------   ----------  ----------   ----------

Income (loss) from operations
  before income taxes ...........................         (185)         412        (904)        (590)

Income tax (benefit) provision ..................         (246)         222        (563)        (322)
                                                    ----------   ----------  ----------   ----------
Net income (loss) ...............................   $       61   $      190  $     (341)  $     (268)
                                                    ==========   ==========  ==========   ==========

Per share data:
Basic net income (loss) .........................   $      .01   $      .02  $     (.04)  $     (.03)
                                                    ==========   ==========  ==========   ==========

Diluted net income (loss) .......................   $      .01   $      .02  $     (.04)  $     (.03)
                                                    ==========   ==========  ==========   ==========

Weighted average number of
  common shares outstanding:
    Basic .......................................    9,581,983    7,898,403   9,580,686    7,891,058
                                                    ==========   ==========  ==========   ==========

    Diluted .....................................    9,723,595    8,040,486   9,580,686    7,891,058
                                                    ==========   ==========  ==========   ==========

          The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------

Dollars in thousands


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 2002          2001
                                                                                 ----          ----

                    INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net loss ............................................................... $  (341)       $  (268)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization ..........................................   1,316          1,684
     Gain on sales of marketable securities, trading ........................     --            (391)
     Changes in operating assets and liabilities:
       Marketable securities ................................................     --           1,386
       Accounts receivable ..................................................   4,313          2,920
       Inventories ..........................................................    (396)          (383)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts ..................................     (27)          (356)
       Prepaid expenses and other current assets ............................    (767)          (675)
       Accounts payable and accrued expenses ................................  (2,577)           205
       Billings in excess of costs and estimated
         earnings on uncompleted contracts ..................................    (322)            50
     Other ..................................................................     (14)          (228)
                                                                              -------        -------

Net cash provided by operating activities ...................................   1,185          3,944
                                                                              -------        -------

Net cash used in investing activities .......................................    (241)          (542)
                                                                              -------        -------

Cash flows from financing activities:
     Stock repurchases ......................................................    (118)           --
     Proceeds from employee stock purchase plan .............................       9            --
     Stock issuance expenses ................................................    (125)           --
     Long-term debt payments ................................................    (647)        (3,674)
                                                                              -------        -------

Net cash used in financing activities .......................................    (881)        (3,674)
                                                                              -------        -------

Net increase (decrease) in cash .............................................      63           (272)
Cash and cash equivalents at beginning of the period ........................      53            664
                                                                              -------        -------

Cash and cash equivalents at end of the period .............................. $   116        $   392
                                                                              =======        =======



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

     Interest ............................................................... $ 2,211        $ 2,237
                                                                              =======        =======
     Income taxes ........................................................... $   168        $   455
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

     The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. (the "Company") and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and of cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain amounts in the December 31, 2001 financial statements have been reclassified to conform with the September 30, 2002 presentation.

2.   New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. Upon adoption of SFAS No. 141, on January 1, 2002, the Company's intangible asset of $1,395 related to the workforce was reclassified to goodwill under the criteria of that standard and is no longer considered a separate intangible asset.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with SFAS
     No. 142, the Company ceased amortization of goodwill and intangible assets with indefinite lives as of December 31, 2001. The ceasing of the amortization of such assets resulted in a reduction of $119 of amortization expense in the three-month period ended September 30, 2002 and $357 in the nine-month period ended September 30, 2002. Additionally, the Company has evaluated the fair value of intangible assets with indefinite lives and determined that the fair value was in excess of the carrying value of such assets. During the second quarter, the Company completed its testing of impairment of goodwill and determined that the fair value of the net assets was in excess of the carrying value of such assets.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded SFAS
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. SFAS No. 144 was adopted as of January 1, 2002. There was no adjustment required upon adoption.

3.   Inventories

      Inventories consist of the following:

                                                September 30,           December 31,
                                                     2002                   2001
                                                 -------------         ------------
           Raw materials and subassemblies .....  $      1,454         $      1,279
           Finished goods ......................           310                  156
           Parts for resale ....................           789                  722
                                                  ------------         ------------
                                                  $      2,553         $      2,157
                                                  ============         ============


4.   Business Segment Information

     The Company in the second quarter re-evaluated its presentation of segment data resulting from changes in its management structure and the operational integration of its business units during the first quarter. This change in structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, related financial information is no longer considered necessary as the condensed consolidated financial statements herein reflect the operating results of the segment, since the Company maintains one single business segment.

5.   Other Income

     Other income during the nine-month period of 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company's stock issuance of 706,668 shares of

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

     common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income. There was no change in value for these detachable stock warrants in the three months ending September 30, 2002, therefore, no income (loss) has been recognized. The Company no longer holds shares of Peerless Manufacturing Company ("Peerless") common stock which made up the majority of the other income earned during the first quarter and first half of 2001.

6.   Earnings Per Share

     The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended September 30, 2002 and 2001. There were no adjustments to net income for the basic or diluted earnings per share (EPS) computations.


                                                                           Three Months ended September 30,
                                                                              2002                   2001
                                                                         --------------        --------------
      Basic weighted average number of
            common shares outstanding                                         9,581,983             7,898,403

      Effect of Dilutive Securities                                             141,612               142,083
                                                                         --------------        --------------

      Diluted weighted average number
            of common shares outstanding                                      9,723,595             8,040,486
                                                                         ==============        ==============

     Options and warrants to purchase 2,488,500 and 3,428,500 shares for the three-month periods ended September 30, 2002 and 2001, and options and warrants to purchase 3,488,500 and 4,428,500 shares for the nine-month periods ended September 30, 2002 and 2001, were not included in the computation of diluted earnings per share because the option prices of these options and warrants were greater than the average market price of the common shares or because inclusion would have been anti-dilutive.

7.   Comprehensive Loss

     The Company currently records as other comprehensive loss the changes in the additional minimum pension liability, and the change in fair value of the interest rate swap. A reconciliation of net loss to total comprehensive loss is as follows:


                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                         2002              2001          2002          2001
                                        ------            ------        ------        ------
     Net income (loss)                    $ 61             $ 190         $(341)        $(268)
     Change in fair value of swap,
       net of tax                           66               (67)          187          (279)
                                          ----             -----         -----         -----
     Total comprehensive income (loss)    $127             $ 123         $(154)        $(547)
                                          ====             =====         =====         =====

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations

The Company's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 reflect the operations of the Company consolidated with the operations of its subsidiaries.

Consolidated net sales for the three-months ended September 30, 2002 were $19.6 million, a decrease of $4.7 million compared to the same period in 2001. Consolidated net sales for the first nine months of 2002 were $57.0 million, a decrease of $10.1 million compared to the same period in 2001. The decrease in sales was principally due to (i.)lower customer demand resulting from the general weakness in the U.S. economy, (ii.)decreased sales associated with businesses sold totaling $0.7 million and $1.5 million during the third quarter and nine months ended September 30, 2002, and (iii.)$2.1 million and $3.4 million in the third quarter and nine months ended September 30, 2002 from the discontinuance of the specialty piping division in the third quarter of 2001. This decline was partially offset by sales from the Company's newly established subsidiary, CECO Abatement Systems and K&B's new division, K&B Duct, totaling $1.6 million and $4.2 million in the third quarter and nine months ending September 30, 2002. Net sales include a gain of $0.2 million from the sale of Air Purator Corporation's assets during the third quarter of 2002.

The Company booked orders of $20.5 million during the third quarter of 2002 and $58.1 million for the first nine months of 2002, as compared to $27.2 million during the third quarter of 2001 and $74.9 million in the nine months of 2001. The decrease in bookings is partially attributable to the inclusion of a large specialty piping division contract booked in the first quarter of 2001. The piping division was discontinued during the third quarter of 2001. The Company has experienced an increase in sales quoting during the third quarter of 2002 compared with the first and second quarters of 2002. While there can be no assurances of future revenues, this increased level of activity may be a trend that is indicative of potentially higher levels of bookings later in 2002 and into 2003.

Gross profit was $3.8 million for the three-month period ended September 30, 2002, a decrease of $1.4 million compared to the same period in 2001. Gross profit as a percentage of revenues for the three-month period ended September 30, 2002 was 19.4% compared with 21.4% for the comparable period in 2001. Gross profit was $11.3 million for the first nine months of 2002, a decrease of $1.5 million compared to the same period in 2001. Gross profit as a percentage of revenues for the first nine months of 2002 was 19.8% compared with 19.0% for the comparable period in 2001. The increase in 2002 is attributable to an increased focus at all levels on project cost management yielding higher margins for Kirk & Blum and CECO Filters.

Selling and administrative expenses decreased $0.5 million during the three months ended September 30, 2002 as compared to the same period in 2001. The decrease is attributed to the Company's cost control and a reduction in its work force. Selling and administrative expenses were $9.0 million for the first nine months of 2002, a decrease of $0.4 million compared to the same period in 2001. The Company reduced its workforce in May 2002 and again in September 2002 reflecting the consolidation of certain functions and efficiencies

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

gained. On an annualized basis, the impact is expected to result in a savings of approximately $2.0 million, which began to be realized during the third quarter of 2002. The 2001 period included adjustments for the reversal of a contingency reserve held in connection with a customer bankruptcy ($0.2 million), and the reversal of a reserve held in conjunction with the operations discontinued in 1999 ($0.2 million).

Depreciation and amortization decreased by $0.1 million during the three months ended September 30, 2002 as compared to the same period of 2001. Depreciation and amortization decreased $0.4 million to $1.3 million in the first nine months of 2002 primarily resulting from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives. The implementation of SFAS 142 resulted in a favorable impact to results of operations of $0.4 million during the first nine months of 2002 as compared with the same period in 2001.

Other income for the first nine months of 2002 was $0.2 million compared with income of $0.4 million during the same period in 2001. The other income during the nine-month period of 2002 is the result of a fair market value adjustment during the second quarter to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company's stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income. The Company no longer holds shares of Peerless stock which made up the majority of the other income earned during 2001.

Interest expense decreased by $0.2 million to $0.7 million from $0.9 million during the third quarter of 2002. Interest expense decreased $0.7 million to $2.1 million during the first nine months of 2002 compared to the same period of 2001. The decrease is principally due to lower borrowing levels and decreased rates under the bank credit facility.

Federal and state income tax benefit was $0.2 million during the third quarter of 2002 compared with a tax provision of $0.2 million for the same period in 2001. The federal and state income tax benefit in the third quarter of 2002 was adjusted to reflect the Company's effective tax rate for 2002. The federal and state income tax benefit was $0.6 million for the first nine months of 2002, an increase of $0.2 million from the comparable period in 2001. The effective income tax rate for the nine months of 2002 was 62% compared with 55% in the same period of 2001. The effective tax rate during 2002 is affected by certain permanent differences including non-deductible interest expense. The effective income tax rate during 2001 was affected by non-deductible goodwill amortization and interest expense.

Net income for the quarter ended September 30, 2002 was $61,000 compared with a net income of $190,000 for the same period in 2001. Net loss for the nine months ended September 30, 2002 and 2001 was ($341,000) and ($268,000), respectively.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of September 30, 2002 was $19.8 million compared to $18.6 million as of December 31, 2001. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.


Financial Condition, Liquidity and Capital Resources

At September 30, 2002 and December 31, 2001 cash and cash equivalents totaled $116,000 and $53,000, respectively.

Cash provided by operating activities for the nine-month period ended September 30, 2002 was $1.2 million compared to $3.9 million for the comparable period in 2001.

Total bank and related debt as of September 30, 2002 was $17.0 million as compared to $17.7 million at December 31, 2001, a decrease of $0.7 million, due to net repayments under the bank credit facilities. Unused credit availability at September 30, 2002, was $1.9 million under the bank line of credit.

The senior secured credit facility was amended in November 2002: by reducing scheduled principal payments under the Term A loan, reducing coverage requirements under the financial covenants from September 2002 through December 2003, by requiring a principal payment of $1.0 million against the Term B loan and extending the maturity date of the revolving line of credit to January 2004. The amendment also includes a provision for the reduction in the current interest rate margins based on the achievement of certain coverage levels under the financial covenant for leverage.

Investing activities used cash of $0.2 million during the first nine months of 2002 compared with cash used of $0.5 million for the same period in 2001. Capital expenditures for property and equipment, and leasehold improvements were $0.2 million for the first nine months of 2002 and were primarily for manufacturing and engineering equipment. Capital expenditures for property and equipment are anticipated to be in the range of $0.5 million to $0.7 million for 2002 and will be funded by cash from operations and/or line of credit borrowing.

On December 31, 2001, the Company issued a number of shares of common stock based upon the Company meeting a certain operating performance target. The number of shares are subject to adjustment in the event the targeted operating performance is not met. The Company does not believe it will meet the targeted operating performance. However, the number of shares will be determined as of December 31, 2002.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Financing activities used cash of $0.9 million during the first nine months of 2002 compared with cash used of $3.7 million during the same period of 2001. Current year financing activities included net payments under bank credit facilities.


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

We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks. We wish to caution investors that other factors might, in the future, prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

                            CECO ENVIRONMENTAL CORP.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------


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

Interest Rate Management

We enter into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in Accumulated other comprehensive income (loss) in our consolidated balance sheets. At September 30, 2002, the Company had interest rate swap agreements outstanding with a commercial bank having a notional principal amount of $8.7 million. This swap effectively changed the interest rate exposure of $8.7 million of our floating debt to a weighted fixed rate of 6.96% plus the applicable spread.

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 11 to the consolidated statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accordingly, the combined effect of a 1% increase in an applicable index rates would result in additional interest expense of approximately $.1 million annually, assuming no change in the level of borrowings. At September 30, 2002, the Company had unrealized net losses under an interest rate swap agreement of $.1 million, which has been recorded net of tax in Accumulated other comprehensive income (loss) in the consolidated balance sheet.

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

                            CECO ENVIRONMENTAL CORP.

                         ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


Within ninety days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                            CECO ENVIRONMENTAL CORP.

                           PART II - OTHER INFORMATION

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

          The Company did not file any Form 8-K during the third quarter of 2002.

                            CECO ENVIRONMENTAL CORP.

                                    SIGNATURE

--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CECO ENVIRONMENTAL CORP.


                                            /s/ Marshall J. Morris
                                            ------------------------------------
                                            Marshall J. Morris
                                            V.P.-Finance and Administration
                                            and Chief Financial Officer

Date:  November 14, 2002

                                  Certification

I, Phillip DeZwirek, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CECO Environmental
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Phillip DeZwirek
Phillip DeZwirek
Chairman of the Board and
Chief Executive Officer
November 14, 2002

                                  Certification

I, Marshall J. Morris, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CECO Environmental
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration and
Chief Financial Officer
November 14, 2002