Form 10-K
period 2002-12-31
CECO ENVIRONMENTAL CORP
filed 2003-03-27
CIK 3197

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2002

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                          Commission File No. 0-7099

                               -----------------

                           CECO ENVIRONMENTAL CORP.
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  13-2566064
                  (State or Other           (I.R.S. Employer
                   Jurisdiction            Identification No.)
                of Incorporation or
                   Organization)

                3120 Forrer Street                45209
                 Cincinnati, Ohio
               (Address of Principal           (Zip Code)
                Executive Offices)

                                (513) 458-2600
             (Registrant's Telephone Number, Including Area Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

   Issuer's Revenues for its most recent fiscal year: $78,877,000.

   Aggregate market value of voting stock held by non-affiliates of Registrant (based on the last sale price on June 30, 2002): $13,356,655.

   The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,589,736 shares of common stock, par value $0.01 per share, as of March 14, 2003.

                      Documents Incorporated by Reference

   Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 11, 2003 are incorporated by reference into Part III.

================================================================================

                                    PART I

Item 1.  Business

  General

   CECO Environmental Corp. was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services.

   Unless the context indicates otherwise, the terms "Company", "we", "us", and "our", as used herein refers to CECO Environmental Corp. (the Registrant) and its subsidiaries.

   We market our products and services under the following trade names: "Kirk & Blum", "kbd/Technic", "CECO Filters", "Busch International", "CECO Abatement Systems", and "K&B Duct".

   Beginning in fiscal year 1999 and continuing into 2002, we transitioned from a products-based company to a solutions-based provider. Several accomplishments that helped us with this transformation include:

  .   We made key operating management changes within our business.

  . We implemented a target sales approach with "Centers of Excellence" industry teams to identify and capture profitable sales and cross-marketing opportunities throughout our organization.

  . We put into action operating plans to help us realize synergies created after the acquisition of Kirk & Blum.

  . We completed the consolidation of our administrative and finance functions to Cincinnati, Ohio.

  . We sold the assets of Air Purator Corporation ("APC") and the assets of Busch Martec, as those divisions did not serve the vision for our future operations.

  . We launched the CECO Abatement product line in May 2001 to leverage existing fabrication and installation resources for thermal oxidation technology by adding higher-level engineering design capabilities.

  . We established the K&B Duct product line to complement an existing product line.

  .   We realigned marketing into a single centralized company-wide function.

  . We placed the responsibility for resource management of our engineering and design personnel under a single manager.

  . We continue to emphasize the recognized CECO brand names (Kirk & Blum, kbd/Technic, CECO Filters, Busch International, CECO Abatement Systems and K&B Duct) to align with "sales channels".

   The transition was initiated by the acquisition of Kirk & Blum and kbd/Technic on December 7, 1999, which fundamentally changed the size of our business and focus. The addition of Kirk & Blum, 89.2% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems, added a new dimension to our product lines that broadened our coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $70.4 million (unaudited), while the revenue of CECO and its subsidiaries (other than Kirk & Blum and kbd/Technic) for that period was $17.5 million. Prior to December 1999, CECO Filters was the Company's primary operating subsidiary. Its primary business was acting as an equipment manufacturer and seller. Specifically, its major products were industrial air filters known as fiber bed mist eliminators.

  Products and Services

   As a result of the acquisition of the Kirk & Blum Manufacturing Company in December 1999, its facilities and personnel serve as the backbone to our operations due to the production capacity acquired and the depth and breadth of personnel employed.

   We are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. We market these turnkey pollution control services primarily under the Kirk & Blum trade name. In October 2002, Engineering News Record ranked Kirk & Blum as the largest specialty sheet metal contractor in the country in 2001. With a diversified base of more than 1,500 active customers, we provide services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals.

   Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The Environmental Protection Agency ("EPA") and Occupational Safety and Health Administrative Agency ("OSHA"), as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology ("MACT") standards and OSHA established Threshold Limit Values ("TLV") for more than 1,000 industrial contaminants. Bio-terrorism threats have also increased awareness for improved industrial workplace air quality. Any of these factors, whether individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, in a weak economy customers tend to (a) lengthen the time from their initial inquiry to the purchase order or (b) defer purchases.

   Our selling strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control products and services. We believe this provides a discernable competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. We, therefore, compete with our competitors by providing competitive pricing with turnkey solutions.

   Our operating framework has developed into a "hub and spoke" business model whereby executive management, finance, administrative and marketing staff serve as the hub and sales channels serve as spokes. This philosophy is used throughout our operations.

   We have four principal product lines, which are marketed under the Kirk & Blum trade name, all evolving from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with seven strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. The product lines primarily sold on a turnkey basis include oil mist collection, dust collection, industrial exhaust, chip collection, industrial baghouses, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Major customers include General Electric, General Motors, Procter & Gamble, Ingersoll Milling Machine, Lafarge, Corning, RR Donnelley, Toyota, Matsushita, and Alcoa. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets.

   We provide custom metal fabrication services at our Cincinnati, Ohio and Lexington, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals and perform the majority of the fabrication for CECO Filters, Busch International, and CECO Abatement. We have developed significant expertise in custom sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Generally, we will market custom fabrication services under a long-term sales agreement. Major customers include Siemens and General Electric.

   We also market under the Kirk & Blum trade name component parts for industrial air systems to contractors, distributors and dealers throughout the United States. In 2001, we started the K&B Duct product line to provide a cost effective alternative to traditional duct sold under the Kirk & Blum trade name. Primary users for this product line are those that generate dry particulate such as furniture manufactures, metal fabrication, and cement and paper producers.

   Our engineering and design services are also marketed under the kbd/Technic trade name to provide engineering services directly to customers related to air system testing and balancing, source emission testing, and industrial ventilation engineering. Customers include General Motors, Ford, Toyota, Quaker Oats, Nissan and Delphi.

   Our filtering equipment is also marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acid, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt and pharmaceutical products.

   We market under the Busch International trade name custom engineered air handling systems used to control fume and oil mist emissions. We also market a heat and transfer device under the JETSTAR trademark. This equipment is globally marketed to the steel and aluminum industries.

   We added the CECO Abatement Systems trade name in 2001 to extend our penetration into the thermal oxidation market. We market systems that eliminate toxic emissions fumes and volatile organic compounds from large-scale industrial processes.

   When we undertake large jobs, a working capital objective is to make these projects self-funding. We try to achieve this by (a) progress billing contracts, when possible, (b) utilizing extended payment terms from material suppliers, and (c) paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory remains relatively constant from year to year. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

                               OTHER INFORMATION

  Kirk & Blum Acquisition

   The financing for the Kirk & Blum transaction was provided by a bank loan facility in the original amount of $25 million in term loans and a $10 million revolving credit facility. The bank loan facility was provided by PNC Bank, N.A., Fifth Third Bank and Bank One, N.A. (the "Bank Facility"). In connection with these loans, the banks providing the Bank Facility received a lien on substantially all of our assets.

   The bank facility has been amended through seven amendments to, among other things, reduce minimum coverage under several financial covenants. Additional fees have been paid and prepayments of principal on the Bank Facility have been made in connection with these amendments.

   In addition, as a condition to obtaining the Bank Facility, we placed $5 million of subordinated debt. The proceeds of the bank loans and the additional $5 million of subordinated debt were used to pay the purchase prices for Kirk & Blum and kbd/Technic, and to pay expenses incurred in connection with the acquisitions, to refinance existing indebtedness and for working capital purposes.

   The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction included investments of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. ("Green Diamond"), $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. These investors were also issued warrants to purchase 1,000,000 shares of Common Stock in the aggregate (the "Subdebt Warrants") at a price of $2.25 per share, the fair market value of the shares at date of issuance. ICS Trustee Services, Ltd. and Harvey Sandler are not our affiliates. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder, and 50% by Jason Louis DeZwirek, Phillip DeZwirek's son, a director and Secretary of the Company and a major stockholder of the Company. The promissory notes, which were issued to evidence the subordinated debt, provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Payments of interest are subject to the subordination agreement with the banks providing the financing referred to above.

  Equity Transactions

   In December 2001, the Subdebt Warrants were exercised for 1,000,000 shares, and we received gross proceeds of $2.3 million from such exercise.

   On December 31, 2001, we completed a $2,120,000 equity raise consisting of the sale of 706,668 shares of our common stock, at a price of $3.00 per share, and the issuance of warrants ("Warrants") to purchase 353,334 shares of our common stock (collectively, with the 706,668 shares, the "Investor Shares") at an initial exercise price of $3.60 per share, to a group of accredited investors (the "Investors") led by Crestview Capital Fund, L.P., a Chicago-based private investment fund. We used these proceeds along with the proceeds received from the exercise of the Subdebt Warrants, to pay down the Bank Facility. As part of our contractual obligations to the Investors, we registered the Investor Shares on a Form S-1, which became effective on May 15, 2002. The shares that were issued upon exercise of the Subdebt Warrants and the 14,000 shares underlying warrants that were issued as a finder's fee in connection with the sale of shares to the Investors were also included in the Form S-1, for a total of 2,074,002 shares. We are required to keep the registration statement effective for the earlier of (i) eighteen months or (ii) such date on which the shares of common stock sold to the Investors have been sold pursuant to a registration statement.

   In addition, under the Subscription Agreement CECO entered into with the Investors, we are required to issue to such Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002, up to a maximum of 826,802 additional shares. Based on the results of this formula, approximately 382,000 additional shares will be issued to the Investors.

  Asset Sales

   In December 2001, we sold the fixed assets and inventory of Air Purator Corp. ("APC") and received notes totaling $475,000. The notes, which were due primarily in March 2002, were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250,000 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on sale during the third and fourth quarters of 2002 totaling $250,000. The net assets and operations of APC were not material to our consolidated operations.

   We sold the assets of Busch Martec during 2002 because those assets no longer served our vision for future operations. Busch Martec's assets are insignificant to the consolidated financial statements.

   APC was engaged in the manufacture of non-woven specialty needled fiberglass fabrics and Busch MARTEC acted as a manufacturer's representative with manufacturers of air and fluid products. We no longer engage in those activities.

  Customers

   No customers comprised 10% or more of our net revenues for 2002. We do not depend upon any one or few customers.

  Suppliers

   We purchase our angle iron and sheet plate products from a variety of sources. When possible, we secure these materials from steel mills. Other materials are purchased from a variety of steel service centers. We do not anticipate any shortages in the near future.

   We purchase a majority of our fans from New York Blower and a majority of our louvers and dampers from American Warming.

   We purchase chemical grade fiberglass as needed from Johns Manville Corporation, which we believe is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, we believe that we could obtain such material from foreign suppliers on acceptable terms.

   We have a good relationship with all such suppliers and do not anticipate any difficulty in continuing to receive such items on terms acceptable to us. To the extent that our current suppliers are unable or unwilling to continue to supply us with materials, we believe that we would be able to obtain such materials from other suppliers on acceptable terms.

  Backlog

   Backlog represented by firm purchase orders from our customers was approximately $14.6 million and $18.6 million at the end of the fiscal years 2002 and 2001, respectively. 2001 backlog was completed in 2002. The 2002 backlog is expected to be completed in 2003.

  Competition and Marketing

   We believe that there are no direct national competitors nor any singly dominant companies in the industrial ventilation and air pollution control niche markets in which we participate. These markets are fragmented with numerous smaller and regional participants. As a result, competition varies widely by region and industry. However, sales of products and services under some of our trade names face competition with companies that have greater financial resources and that have more extensive marketing and advertising.

   We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in North America, Asia, Europe and South America.

  Government Regulations

   We have not been materially negatively impacted by existing government regulation, nor are we aware of any probable government regulation that would materially affect our operations. Our costs in complying with environmental laws have been negligible.

  Research and Development

   During 2002, 2001, and 2000, costs expended in research and development have not been significant. Such costs are generally included as factors in determining pricing.

  Employees

   We had 503 full-time employees and 3 part-time employees as of December 31, 2002. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. Various union contracts expire from June 2003 to May 2006. We are in the process of renegotiating expiring contracts.

   Our operations are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of its key executives could have a material adverse effect upon our operations.

  Intellectual Property

   There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

   We purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. The Patent and Trademark Office ("PTO") records do not currently reflect such transfer. We are in the process of attempting to obtain the proper documentation to file with the PTO. JET*STAR(TM) systems constituted $.3 million of revenues in 2002.

   We hold a US patent for our N-SERT(R) and X-SERT(R) prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiberbed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance. We were assigned the patent to a multiple throat narrow gap venturi scrubber, which patent may have significant value. We are in the process of attempting to file the proper documentation with the PTO to reflect proper ownership. Current PTO records indicate that the party from which we obtained such patent owns such patent.


  Affiliated Stock Purchase

   In September 2002, Registrant purchased 31,536,440 shares of CECO Filters, Inc. ("Filters") in consideration for the cancellation of Filter's debt of $3,044,423 owed to CECO Group, Inc. ("Group") and $109,221 owed to Registrant. Registrant then immediately assigned such shares to Group. Group currently owns approximately 99% of the shares of Filters.

                                 RISK FACTORS

   In addition to the other information in this Annual Report on Form 10-K, the factors listed below should be considered in evaluating our business and prospects. This Annual Report on Form 10-K contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to publicly update any forward-looking statements.

  Operating at a Loss

   We have incurred net losses for our past 3 fiscal years. There are no assurances that we will achieve or sustain profitability.

  Competition

   The industries in which we compete are all highly competitive. We compete against a number of local, regional and national contractors and manufacturers in each of our business segments, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. We believe that any competition from new entrants that are large corporations may be able to compete with the Company on the basis of price and as a result may have a material adverse affect on the results of our operations. In addition, there can be no assurance that other companies will not develop new or enhanced products that are either more effective than ours or would render our products non-competitive or obsolete.

  Dependence On Key Personnel

   We are highly dependent on the experience of our management in the continuing development of its operations. The loss of the services of certain of these individuals, particularly Richard J. Blum, President of CECO, would have a material adverse effect on our business. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. There can be no assurance that it will be successful in attracting and retaining such personnel. The failure to recruit additional key personnel could have a material adverse effect on our business, financial condition and results of operations.

  Continued Control By Management

   As of the date of this Annual Report on Form 10-K, management of CECO beneficially owns approximately 54.0% of the Company's outstanding common stock, assuming the exercise of currently exercisable warrants and options held by management. CECO's stockholders do not have the right to cumulative voting in the election of directors. Accordingly, present stockholders will be in a position to exert control over our business and operations, including the election of directors of CECO.

  Dependence Upon Third-Party Suppliers

   Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. We purchase all of our chemical grade fiberglass from one domestic supplier, which we believe is the only domestic supplier of such fiberglass, and certain specialty items from only two domestic suppliers. These items also can be purchased from foreign suppliers. Failure by our third-party suppliers to meet our requirements could have a material adverse effect on us. There can be no assurance that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of manufacturers or suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.

  Patents

   We hold various patents and licenses relating to certain of our products. There can be no assurance as to the breadth or degree of protection that existing or future patents, if any, may afford us, that our patents will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us. Although we believe that our products do not and will not infringe patents or violate the proprietary rights of others, it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products or obtain a license for certain technology. There can be no assurance that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon our business. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violations action which may be brought against us. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

  New Product Development

   The air pollution control and filtration industry is characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. There can be no assurance that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

  Technological And Regulatory Change

   The air pollution control and filtration industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our filtration products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

  Leverage

   We are highly leveraged. CECO currently has loan facilities, including a term loan and line of credit, with PNC Bank, National Association; Bank One, N.A.; and Fifth Third Bank. The terms of such loan facilities have been revised through seven separate amendments in order to alter some of the financial covenants made by us to prevent CECO from being in default of such covenants.


  Our Common Stock Has Been Relatively Thinly Traded And We Cannot Predict The Extent To Which A Trading Market Will Develop

   Our common stock trades on the Nasdaq SmallCap Market. Our common stock is thinly traded compared to larger, more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market.

  Future Sales By Our Stockholders May Adversely Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings

   We have registered up to 2,074,002 shares of common stock which the holders intend to sell in the public market. So far approximately 44,350 shares of common stock have been sold under the registration statement. That means that up to 2,029,652 additional shares of common stock may be sold under the registration statement. Such sales may cause our stock price to decline. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Also, we are required to issue to the Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002.

Based on the results of this formula, approximately 382,000 additional shares will be issued to the Investors. In addition, Phillip DeZwirek has warrants to purchase 2,250,000 shares of CECO common stock, which shares we are obligated to register upon demand. Should Mr. DeZwirek elect to sell such shares, such sales may cause our stock price to decline.

  Our Financial Performance Is Sensitive To Changes In Overall Economic
  Conditions

   A general slowdown in the United States economy may adversely affect the spending of our customers, which would likely result in lower net sales than expected on a quarterly or annual basis. Future economic conditions, such as business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect our business by reducing customer spending.

  Possibility Of War And Acts Of Terrorism Could Adversely Impact Us

   The involvement of the United States in a war in the Middle East or elsewhere or a significant act of terrorism on U.S. soil or elsewhere could have an adverse impact on us by, among other things, disrupting our information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to us.

Item 2.  Properties

   Our principal operating offices are headquartered in Cincinnati, Ohio at a 236,178 square foot facility that we own.

   We have an executive office in Toronto, Canada, at facilities maintained by affiliates of our Chief Executive Officer and Chairman of the Board and Secretary, who work at the Toronto office. We reimburse such affiliate $5,000 per month for the use of the space and other office expenses.

   We own a 33,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky, a 33,000 square foot facility in Lexington, Kentucky, and a 37,400 square foot facility in Conshohocken, Pennsylvania.

   We lease the following facilities:

                                      Square   Annual
           Location                   Footage   Rent     Expiration
           --------                   ------- -------- --------------
           Columbia, Tennessee....... 28,920  $ 93,000 August 2005
           Greensboro, North Carolina 30,000  $120,000 August 2006
           Defiance, Ohio............ 10,000  $ 27,000 June 2003
           Pittsburgh, Pennsylvania..  4,000  $ 48,000 September 2005
           Chicago, Illinois.........  1,250  $ 20,000 February 2005

   All properties owned are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

   We consider the properties adequate for their respective purposes.

   In February 2003, we accepted an offer, expiring September 2003, to sell our Cincinnati property. This agreement can be cancelled at any time by the buyer up to the expiration date. However, if this agreement is consummated, excess proceeds could be used to reduce our debt.

Item 3.  Legal Proceedings

   There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   Our annual meeting of shareholders was held on November 11, 2002. At the meeting, directors Phillip DeZwirek, Jason Louis DeZwirek, Richard Blum, Josephine Grivas, Paul Voet (see Item 10) and Donald Wright were elected, and the appointment of Deloitte & Touche LLP as our accountants was ratified. The shareholders also approved our issuance of up to 826,802 additional shares of the Company's common stock to certain investors. The votes for each of the directors were 8,091,617, with 30,679 against and no abstentions. The votes for the additional issuance of shares were 7,975,696, with 133,806, against and abstentions. The votes for the appointment of Deloitte & Touche LLP was 8,084,136 with 35,027 against and no abstentions.

Executive Officers of the Registrant

   The following are the executive officers of the Company. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

      Name                 Age             Position with CECO
      ----                 --- ------------------------------------------
      Phillip DeZwirek.... 65  Chairman of the Board of Directors; Chief
                               Executive Officer

      Richard J. Blum..... 56  President

      David D. Blum....... 47  Senior Vice President-Sales and Marketing;
                               Assistant Secretary

      Jason Louis DeZwirek 32  Secretary

      Marshall J. Morris.. 43  Vice President-Finance and Administration;
                               Chief Financial Officer

   The business backgrounds during the past five years of the Company's officers are as follows:

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

   Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of Kirk & Blum since February 28, 1975 until November 12, 2002 and the Chairman and a director of kbd/Technic since November 1988. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provides steam energy to various companies, including CECO. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999. Mr. Richard Blum is the brother of Mr. David Blum.

   David D. Blum became the Senior Vice President-Sales and Marketing and an Assistant Secretary of the Company on July 1, 2000 and the President of Kirk & Blum on November 12, 2002. Mr. Blum served as Vice President of Kirk & Blum from 1997 to 2000 and was Vice President-Division Manager Louisville at Kirk & Blum from 1984 to 1997. Mr. David Blum is the brother of Mr. Richard Blum.

   Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. Mr. DeZwirek from October 1, 1997 through

January 1, 2002 served as a member of the Committee that was established to administer CECO's Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek's principal occupation since October 1999 has been as President of kaboose, Inc., a company that owns a children's portal. Mr. DeZwirek is (and has been since 2001) the Chairman of the Board of API Electronics Group, Inc., a publicly traded company, that is a manufacturer of power semi-conductors primarily for military use.

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

                                    PART II

Item 5.  Market of the Registrant's Common Equity and Related Stockholder
Matters

      (a) Our common stock is traded in the over-the-counter market and is quoted in the Nasdaq SmallCap Market automated quotation system under the symbol CECE. The following table sets forth the range of bid prices for our common stock as reported in the Nasdaq system during the periods indicated, and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commissions to the broker-dealers. The bid prices do not reflect prices in actual transactions.

  CECO Common Stock Bids    CECO Common Stock Bids    CECO Common Stock Bids
  -----------------------   -----------------------   -----------------------
     2001     High   Low       2002     High   Low       2003      High   Low
  ----------- ----- -----   ----------- ----- -----   -----------  ----- -----
  1st Quarter $2.12 $1.44   1st Quarter $3.95 $3.02   1st Quarter  $1.94 $1.70
  2nd Quarter $2.40 $1.38   2nd Quarter $3.95 $2.25   (through March 12, 2003)
  3rd Quarter $2.33 $1.75   3rd Quarter $2.40 $1.75
  4th Quarter $4.60 $2.01   4th Quarter $2.18 $1.75

      (b) The approximate number of beneficial holders of our common stock as of March 14, 2003 was 1,400.

      (c) We paid no dividends during the fiscal years ended December 31, 2002 or 2001. We do not expect to pay dividends in the foreseeable future. We are party to various loan documents, which prevent us from paying any dividends.

Item 6.  Selected Financial Data

   The following table sets forth our selected financial information. The financial information for the years ended December 31, 2002, 2001 and 2000 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 1999 and as of December 31, 1998 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

                                                                  Year Ended December 31,
                                                      ----------------------------------------------
                                                      2002(1)  2001(2)  2000(3)    1999      1998
-                                                     -------  -------  -------  -------  ----------
                                                          (in thousands, except per share amount)
Statement of operations information:
Net sales............................................ $78,877  $90,994  $89,817  $22,414  $   21,753
Gross profit, excluding depreciation and amortization  15,892   18,532   18,097    8,387       8,235
Depreciation and amortization........................   1,789    2,320    2,154      729         582
Income (loss) from continuing operations.............    (123)    (264)    (690)    (434)        945
Discontinued operations..............................      --       --       --     (509)       (412)
Net (loss) income....................................    (123)    (264)    (690)    (943)        533
Basic and diluted net (loss) earnings per share from
  continuing operations(5)...........................   (0.01)    (.03)    (.08)    (.05)        .11
Basic and diluted net (loss) earnings per share(5)...   (0.01)    (.03)    (.08)    (.11)        .06
Weighted average shares outstanding (in thousands)...
   Basic.............................................   9,582    7,899    8,195    8,485       8,251
   Diluted...........................................   9,582    7,899    8,195    8,485       8,846
Supplemental financial data:
Ratio of earnings to fixed charges(6)................     n/a      n/a      n/a      n/a   7.62 to 1
Deficiency(5)........................................ $  (339) $  (141) $(1,032) $  (281)        n/a
Cash flows from operating activities.................   3,701    4,382    2,630     (846) $     (759)

                                                                      At December 31,
                                                      ----------------------------------------------
                                                      2002(1)  2001(2)  2000(3)    1999      1998
                                                      -------  -------  -------  -------  ----------
                                                                  (dollars in thousands)
Balance sheet information:
Working capital...................................... $ 6,277  $ 8,063  $10,690  $14,504  $      372
Total assets.........................................  46,677   53,030   54,954   56,448      15,475
Short-term debt......................................   2,120    2,826    3,776    2,788       1,585
Long-term debt.......................................  16,202   18,588   26,101   28,290       1,570
Stockholders equity(4)...............................   9,411    9,821    7,008    9,038       7,557

--------
(1) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001.
(2) During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.
(3) During fiscal 2000, depreciation and goodwill increased by $600,000 due to the acquisition of Kirk & Blum and kbd/Technic, whose results of operations are included with their respective dates of acquisition.
(4) Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.
(5) Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
(6) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. "Deficiency" is the amount by which fixed charges exceeded earnings.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Critical Accounting Policies

   Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that, of our significant accounting policies, the following accounting policies involve a higher degree of judgments, estimates, and complexity.

  Revenue Recognition

   A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management's ability to accurately estimate the contracts percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contracts profitability.

   Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $123,000 and $108,000 at December 31, 2002 and 2001, respectively.

  Impairment of Long-Lived Assets, including Goodwill

   We review the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under this new accounting standard, we will no longer amortize our goodwill and intangible assets with an indefinite life and will be required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2002 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard in 2002. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2002, we have $9.5 million of goodwill, $.9 million of intangible assets--finite life, $1.4 million of indefinite life intangible assets, and $12.1 million of property, plant, and equipment recorded on the consolidated balance sheets.

  Income Taxes and Tax Valuation Allowances

   We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and will provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Gross deferred tax assets and gross deferred tax liabilities at December 31, 2002 totaled $2.1 million and $5.7 million, respectively.

  Risk Management Activities

   We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We may use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. We may enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of December 31, 2002, there were no significant derivative instruments outstanding.

  Pension and Postretirement Benefit Plan Assumptions

   We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2002, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $100,000, and the annual post-retirement expense by less than $100,000. Additionally, a 25 basis point change in the expected return on plan assets would change the projected benefit obligation by approximately $100,000.

  Other Significant Accounting Policies

   Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by us when there are acceptable alternatives.

   The following discussion of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto (including Note 18, Segment and Related Information) and other financial information included elsewhere in this report.

  Results of Operations

   Our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 reflect our operations consolidated with the operations of our subsidiaries.

   The following table sets forth line items shown on the consolidated statements of operations, as a percentage of total net sales, for the years ended December 31, 2002, 2001 and 2000. This table should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     Year Ended
                                                                    December 31,
                                                                -------------------
                                                                 2002   2001   2000
                                                                -----  -----  -----
Net Sales...................................................... 100.0  100.0  100.0
Costs and expenses:
   Cost of Sales...............................................  79.8   79.6   79.9
   Selling and administrative..................................  15.1   14.5   15.5
   Depreciation and amortization...............................   2.3    2.6    2.4
                                                                -----  -----  -----
                                                                 97.2   96.7   97.8
Income from operations before other income and interest expense   2.8    3.3    2.2
Other income (expense).........................................    .3     .4     .9
Interest expense...............................................   3.5    3.9    4.2
                                                                -----  -----  -----
Loss before income taxes.......................................   (.4)   (.2)  (1.1)
Provision (benefit) for income taxes...........................   (.2)    .1    (.3)
                                                                -----  -----  -----
Net Loss.......................................................   (.2)   (.3)   (.8)
                                                                =====  =====  =====

   2002 vs. 2001 Consolidated net sales decreased 13.3%, or $12.1 million to $78.9 million. Sales were down mainly because of (a) the weakness in the industrial segment of the U.S. economy, (b) divestitures of two non-core businesses, Air Purator Corporation and Busch Martec that amounted to $2.0 million of decreased sales, and (c) the abandonment of our expansion into the highly engineered specialty piping for automotive paint facilities started in 2001, which amounted to $3.5 million of decreased sales.

   One of our targeted growth areas, thermal oxidation technology, sold under the CECO Abatement trade name, had a strong first full year of operations, by generating over $5.0 million of orders from alternative energy providers.

   We began 2002 with a strong backlog ($18.6 million). Orders booked in 2002 were $75.0 million compared with $96.0 million in 2001. The decline resulted from a reduction in large orders from automotive manufacturers and from the metals industries. Smaller orders from customers who represent a cross section of industrial customers in the United States also decreased.

   Sales of our fiberbed mist eliminator technology, continued to penetrate further into automotive component manufacturers.

   In December 2001, we sold the fixed assets and inventory of Air Purator Corp. ("APC") and received notes totaling $475,000. The notes, which were due primarily in March 2002, were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250,000 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on sale during the third and fourth quarters of 2002 totaling $250,000. The net assets and operations of APC were not material to our consolidated operations. We also sold the assets of Busch Martec during 2002 because those assets no longer served our vision for future operations. Busch Martec's assets are insignificant to the consolidated financial statements.

   Gross profit excluding depreciation was $15.9 million in 2002 compared with $18.5 million in 2001. Gross profit as a percentage of sales was 20.2% in 2002 compared with 20.4% in 2001. Even though we (a) increased margins in 2002 on turnkey projects through improved project management and (b) reduced factory overhead in 2002, the decline in sales caused a net decrease in margin. Gross profit also includes the favorable impact of a recovery of a claim from a 2001 contract and the impact from the sale of APC operating assets.

   Selling and administrative expenses decreased by $1.3 million to $11.9 million in 2002. Selling and administrative expenses, as a percentage of revenues for 2002 were 15.1% compared to 14.5% in 2001. The decrease is due to cost control and reduction in our workforce. We reduced our workforce in May 2002 and again in September 2002 reflecting the consolidation of certain functions, efficiencies and lower sales volume. On an annualized basis, the full impact on cost control initiatives is expected to result in a savings of approximately $2.0 million, which began to be realized during the third quarter of 2002. The 2001 period included certain non-recurring adjustments of $370,000 related to a customer bankruptcy and other contingencies which reduced selling and administrative expenses.

   Depreciation and amortization decreased $0.5 million to $1.8 million in year ended December 31, 2002 primarily resulting from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives.

   Other income for year ended December 31, 2002 was $0.2 million compared with income of $0.4 million during the same period of 2001. The other income in 2002 is the result of a fair market value adjustment during the second quarter to a liability recorded in connection with the issuance of the Warrants. The Warrants were issued along with our issuance of 706,668 shares of common stock on December 31, 2001 to the Investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge in income. We no longer hold shares of marketable equity securities, which made up the majority of the other income earned during 2001.

   Interest expense decreased $0.8 million to $2.7 million during 2002 compared to the same period of 2001. The decrease is principally due to lower borrowing levels and decreased rates under the bank credit facility.

   Federal and state income tax benefit was $0.2 million during 2002 compared with a tax provision of $0.1 million for the same period in 2001. The effective income tax rate for 2002 was 64% compared with 98% in the same period of 2001. The effective tax rate during 2002 is affected by state tax benefits and by certain permanent differences including non-deductible interest expense. The effective income tax rate during 2001 was affected by non-deductible goodwill amortization and interest expense.

   Net loss for 2002 and 2001 was ($123,000) and ($264,000), respectively.

   2001 vs. 2000 Net sales increased 1.3%, or $1.2 million to $91.0 million, driven by increased sales of fiber bed mist eliminator products due to the successful implementation of a new marketing campaign focusing on nurturing relationships and increasing repeat orders. The increase in sales was offset by a $.8 million decrease in sales from APC. The market for APC's high-temperature baghouse media continued to decline during 2001 compared to 2000. As of December 31, 2001, we sold the operating assets of APC as discussed previously. The lower volume of orders from steel producers, foundries and automotive manufacturers, also affected sales as we experienced a decline of such orders during the second half of the year. We concluded 2001 with a backlog of $18.6 million.

   Gross profit excluding depreciation increased $0.4 million to $18.5 million in 2001 compared with $18.1 million in 2000. Gross profit as a percentage of revenues, was 20.4% in 2001 compared with 20.1% in 2000. 2001 gross margin was generally consistent with 2000 gross margin, except for APC, which decreased 8 percentage points. During the second quarter of 2001, we expanded our design build capabilities into specialty piping for automotive finishing facilities. In connection with this expansion, we entered into a contract that resulted in a contract loss of $1.3 million. Accordingly, a charge was recorded to cost of sales for that amount. We abandoned our plans to continue our expansion in this area. Gross profit margin was negatively impacted by about one percentage point because of this charge.

   Selling and administrative expenses decreased by $0.7 million to $13.2 million in 2001 from $13.9 million in 2000. Selling and administrative expenses, as a percentage of revenues for 2001, was 14.5% compared to 15.5% in 2000. This reduction results from the cost savings identified in 2000, the reversal of a reserve held in connection with a customer bankruptcy ($0.2 million), and the reversal of a $0.2 million contingency. As management anticipated, the cost reductions identified resulted in a favorable impact in 2001. Depreciation and amortization increased by $0.1 million to $2.3 million in 2001.

   Other income decreased by $0.4 million to $0.4 million during 2001 compared with $0.8 million in 2000. The decrease was a result of reduced investment income from the Company's holdings in marketable equity securities, which were sold in the first half of 2001.

   Interest expense decreased by $0.3 million to $3.5 million during 2001 compared with $3.8 million in 2000 principally due to lower borrowing levels and decreased rates under the bank credit facility.

   Federal and state income tax provision was $0.1 million in 2001 compared with a tax benefit of $0.3 million in 2000. The effective income tax rate in 2001 was 98%. The effective income tax rate was affected by non-deductible goodwill amortization and interest expense particularly in years when income
(loss) from operations before income taxes and minority interest is low in comparison to the non-deductible items.

   Net loss for the year ended December 31, 2001 was $0.3 million compared with a net loss of $0.7 million in 2001.

  Backlog

   Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2002 was $14.6 million compared to $18.6 million as of December 31, 2001. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling price over the life of the product as competition increases and our dependence on efforts of intermediaries to sell a portion of our product.

  Financial Condition, Liquidity and Capital Resources

   At December 31, 2002, cash and cash equivalents totaled $194,000 compared with $53,000 at December 31, 2001. Cash provided by operating activities for the year ended December 31, 2002, was $3.7 million in 2002 compared with cash provided of $4.4 million for the same period in 2001.

   Total bank and related debt as of December 21, 2002 was $14.3 million, a decrease of $3.4 million, due to net repayments under bank credit facilities and payments made with respect to other notes payable. Unused credit availability at December 31, 2002, was $3.1 million under our bank line of credit.

   The senior secured credit facility was amended in March 2002 and November 2002 by reducing the minimum coverage requirements under several financial covenants through December 31, 2003, raising interest rates by 3%, reducing scheduled principal payments in 2002 through 2004 and changing the maturity of the revolving line of credit to January 2004 from April 2003. In consideration for these amendments, additional fees of $160,000 were paid to the lenders.

   As of December 31, 2002, we were in compliance with all of our debt covenants. During December 2001, as discussed below, we raised additional capital of $4.4 million used to reduce the principal balance of the credit facility.

   Investing activities provided cash of $0.2 million during 2002 compared with cash used of $0.8 million for the same period in 2001. We received $470,000 from the sale of APC's assets, offset by capital expenditures for property and equipment, and leasehold improvements of $0.2 million during 2002, primarily for manufacturing equipment. Capital expenditures for property and equipment are anticipated to be in the range of $0.5 million to $0.9 million for 2003 and will be funded by cash from operations and our line of credit borrowings.

   Financing activities used cash of $3.8 million during 2002 compared with $4.2 million used by financing activities during the same period of 2001. $3.4 million was used to pay down long-term debt. In the fourth quarter of 2001, we received gross proceeds of $2.1 million and issued 706,668 shares of common stock to the Investors. Also, in the fourth quarter, Green Diamond and two non-affiliated third parties exercised warrants to purchase 1,000,000 shares of CECO stock generating gross proceeds of $2.3 million. Under the Investors' Subscription Agreement, we are required to issue shares of our common stock based on an earnings formula (as set forth in the Subscription Agreement) computed from fiscal year 2002 results. As a result we will issue approximately 382,000 shares of common stock to the Investors during 2003. In February 2003, we accepted an offer, expiring September 2003, to sell our Cincinnati property. This agreement can be cancelled at any time by the buyer up to the expiration date. However, if this agreement is consummated, excess proceeds could be used to reduce our debt.

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

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is required for fiscal 2003. The adoption of this statement on January 1, 2003, did not have an effect on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on January 1, 2002. The adoption did not have a significant effect on our financial position or results of operations.

   In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items, is effective January 1, 2003. The adoption of this statement on January 1, 2003, did not have an effect on our financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

   In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" which we must adopt in 2003. The Statement provides alternative methods of transition for a voluntary change to the fair value method and, at this time, we do not anticipate making such voluntary change.

   In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and had no effect on our financial statement disclosures for 2002.

   In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statement only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which no enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements are effective immediately and had no effect on our financial statement disclosures for 2002. The impact of this interpretation will not have an effect on our financial condition or results of operations, as we do not have any variable interest entities.

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

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

  Risk Management Activities

   We are exposed to market risk including changes in interest and commodity prices. We may use derivative instruments to manage our interest rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values of cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

  Interest Rate Management

   We may use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. Our interest rate swap contract matured in 2002 and was not renewed. Under our interest rate swap contract, we agree to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated before maturity. These interest rate swap contracts are designated as cash flow hedges against changes in the amount of future cash flows associated with our interest payments on variable-rate debt. Accordingly, when outstanding, they are reflected at fair value in our balance sheets and the related changes in fair value on these contracts, net of tax, are recorded as a component of Accumulated Other Comprehensive Income (Loss) in our balance sheets. To the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in our income statement. The net effect of this accounting on our operating results is that interest expense on a portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. This swap effectively changed the interest rate exposure of $9.8 million of our floating rate debt to a weighted fixed rate of 6.96% plus the applicable spread during the period in which the interest rate swap was outstanding.

   The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in Item 8.

   At December 31, 2002, there were no interest rate swap contracts outstanding. At December 31, 2001, we had interest rate swap contracts on $9.8 million notional amount of indebtedness. As of December 31, 2001, we had $.3 million in unrealized losses resulting from the swap contracts. The unrealized losses, net of tax, are recorded in Accumulated Other Comprehensive Income
(Loss) in our balance sheets.

   Although no collateral is held or exchanged for these contracts, interest rate swap contracts were entered into with a major financial institution in order to minimize our counterparty credit risk.

   The following table presents information of all dollar-denominated interest rate instruments. The fair value presented below approximates the cost to settle the outstanding contract.

                                             Expected Maturity Date
                          ------------------------------------------------------------
                           2003   2004   2005  2006  2007 Thereafter  Total  Fair Value
                          -----  ------  ---- -----  ---- ---------- ------  ----------
($ in thousands)
Liabilities
 Variable Rate Debt ($).. 2,094  11,156  900     --   --      --     14,150    14,150
   Average Interest Rate.   7.9%    8.5% 9.8%                           6.6%      6.6%
 Subordinated Debt.......    --      --   --  3,750   --      --      3,750     4,264
   Average Interest Rate.    --      --   --   17.8%  --      --       17.8%     18.0%
 Fixed Rate Debt ($).....    26      26   26     26   26       4        134       134
   Average Interest Rate.   3.0%    3.0% 3.0%   3.0% 3.0%    3.0%       3.0%      3.0%

  Credit Risk

   As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk is minimal as credit exposure is limited with any single high quality financial institution to avoid concentration. We also monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. Concentrations of credit associated with these trade receivables are considered minimal due to our geographically diverse customer base. Bad debts have not been significant. We do not normally require collateral or other security to support credit sales.

Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements of CECO Environmental Corp. and subsidiaries for years ended December 31, 2002, 2001 and 2000 and other data are included in this Report following the signature page of this Report:

Cover Page............................................................................ F-1
Independent Auditors' Report.......................................................... F-2
Consolidated Balance Sheets........................................................... F-3
Consolidated Statements of Operations................................................. F-4
Consolidated Statements of Shareholders' Equity....................................... F-5
Consolidated Statements of Cash Flows................................................. F-6 to F-7
Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001
  and 2000............................................................................ F-8 to F-25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors of the Registrant

   Paul Voet resigned as director of CECO in November 2002. As of February 2, 2003, Melvin F. Lazar has served as a director. Additional information with respect to Directors may be found under the caption "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 2003 (the "Proxy Statement"). Such information is incorporated herein by reference.

Item 11.  Executive Compensation

   The information in the Proxy Statement set forth under the caption "Executive Compensation" and "Board of Directors and its Committees" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                     EQUITY COMPENSATION PLAN INFORMATION

              December 31, 2002                          (a)                   (b)                    (c)
                                                                                             Number of securities
                                                                                            remaining available for
                                                                         Weighted-average    future issuance under
                                               Number of securities to  exercise price of     equity compensation
                                               be issued upon exercise outstanding options,    plans (excluding
                                               of outstanding options, warrants and rights, securities reflected in
                Plan Category                    warrants and rights    compensation plans        column (a))
                -------------                  ----------------------- -------------------- -----------------------
Equity compensation plans approved by security
  holders.....................................          166,000               $2.60                1,334,000
Equity compensation plans not approved by
  security holders............................        3,285,000(1)            $2.42                     None
TOTAL.........................................        3,451,000               $2.43                1,334,000

(1) Includes:
   (a) a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic. This warrant became exercisable on December 7, 2000 with respect to 112,000 of such shares, on December 7, 2001 with respect to 112,000 of such shares, on December 7, 2002 with respect to another 112,000 of such shares and becomes exercisable with respect to the remaining 112,000 shares on December 7, 2003;
   (b) a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic. This warrant became exercisable on December 7, 2000 with respect to 83,370 of such shares, on December 7, 2001 with respect to 83,370 of such shares, on December 7, 2002 with respect to another 83,370 of such shares and becomes exercisable with respect to the remaining 83,370 shares on December 7, 2003;
   (c) a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic. This warrant became exercisable on December 7, 2000 with respect to 54,250 of such shares, on December 7, 2001 with respect to 54,250 of such shares, on December 7, 2002 with respect to another 54,250 of such shares and becomes exercisable with respect to the remaining 54,250 shares on December 7, 2003;
   (d) 25,000 shares of common stock that Mr. Jason DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. Jason DeZwirek on October 5, 2001;
   (e) (i) 750,000 shares of common stock that Mr. Phillip DeZwirek can purchase on or prior to November 7, 2006 at a price of $1.75 per share pursuant to warrants granted to Mr. Phillip DeZwirek on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of common stock that may be purchased by Mr. Phillip DeZwirek pursuant to warrants granted September 14, 1998 at a price of $1.626 per share prior to September 14, 2008; (iv) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share; and
   (f) 10,000 shares of common stock that Mr. Donald Wright can purchase pursuant to options granted June 30, 1998 at a price per share of $2.75 prior to June 30, 2008.

   The information set forth under the caption "Beneficial Ownership of Shares," "Security Ownership of Management" and "Changes in Control" of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information set forth under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures

   We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial statements are set forth in this report following the signature page of this report.

   2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

   3. Exhibits

   2.1 Agreement and Plan of Reorganization dated August 13, 1997 between CECO, the Company and Steven I. Taub. (Incorporated by reference from Form 10-KSB dated December 31, 1997 of the Company)

   2.2 Certificate of Ownership and Merger Merging CECO Environmental Corp. into CECO Environmental Corp. (Incorporated by reference from Form 10-K dated December 31, 2001)

   2.3 Certificate of Merger of CECO Environmental Corp. into CECO Environmental Corp. Under Section 907 of the Business Corporation Law. (Incorporated by reference from Form 10-K dated December 31, 2001)

   3(i)   Certificate of Incorporation. (Incorporated by reference from Form
10-K dated December 31, 2001)

   3(ii)   Bylaws. (Incorporated by reference from Form 10-K dated December 31,
2001)

   4.1 CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference from CECO's Annual Report onForm 10-K for the fiscal year ended December 31, 1990)

   4.2 CECO Environmental Corp. 1997 Stock Option Plan and Amendment. (Incorporated by reference from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

   4.3 1999 CECO Environmental Corp. Employee Stock Purchase Plan. (Incorporated by reference from Form S-8, filed September 22, 1999 of the Company)

   10.1 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC"). (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.2 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.3 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.4 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

   10.5 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

   10.6 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.7 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

   10.8 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

   10.9 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

   10.10 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
1997)

   10.11 Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.12 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

   10.13 Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.14 Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.15 Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.16 Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.17  Employment Agreement, dated as of December 7, 1999, between Richard
J. Blum and CECO Group, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7,
1999)

   10.18 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.19  Employment Agreement, dated as of December 7, 1999, between Lawrence
J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.20 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.21 Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.22 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.23 Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.24 Promissory Note in the amount of $4,000,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.25 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.26 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.27 Warrant Agreement, dated as of December 7, 1999, among CECO Environmental Corp. and Green Diamond Oil Corp., Harvey Sandler and ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.28 Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.29 Amendment to Credit Agreement dated March 28, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1999)

   10.30 Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.31 Second Amendment to Credit Agreement dated November 19, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.32 Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.33 Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.34 Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.35 Separation Agreement and General Release between Steven I. Taub and the Company. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.36 Stock Sale Agreement between the Company and Steven I. Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.37 Stock Sale Agreement between the Company and Hilary Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.38 Amended and Restated Replacement Promissory Note in the amount of $4,000,000, dated as of March 12, 2001, made by CECO Environmental Corp. and payable to Taurus Capital Markets Ltd. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.39 Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.40 Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.41 Third Amendment to Credit Agreement dated March 30, 2001. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.42 Fourth Amendment to Credit Agreement dated August 20, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.43 Fifth Amendment to Credit Agreement dated March 27, 2002. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.44 Option for the Purchase of Shares of Common Stock of Jason Louis DeZwirek dated October 5, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.45 Asset Purchase Agreement between Belfiber Co. and Air Purator Corporation dated December 31, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.46 Subscription Agreement dated December 31, 2001. (Incorporated by reference from the Company's Form 8-K filed January 15, 2002)

   10.47 Form of Warrant (for Investors). (Incorporated by reference from the Company's Form 8-K filed January 15, 2002)

   10.48 Form of Warrant (for Finders). (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.49  Sixth Amendment to Credit Agreement dated May 14, 2002.

   10.50  Seventh Amendment to Credit Agreement dated November 13, 2002.

   10.51  Stock Sale and Debt Cancellation Agreement dated September 12, 2002.

   10.52 Purchase Agreement dated February 11, 2003. Portions of such document have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

   10.53  Amendment to Pledge Agreement dated November 13, 2002.

   21  Subsidiaries of the Company.

   99.1  Certification of Chief Executive Officer

   99.2  Certification of Chief Financial Officer

   (b) Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CECO ENVIRONMENTAL CORP.

                                              By:     /S/  PHILLIP DEZWIREK
                                                  -----------------------------
                                                        Phillip DeZwirek
                                                     Chief Executive Officer
                                                      Dated: March 26, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                        Title                   Date
          ---------                        -----                   ----

    /S/  PHILLIP DEZWIREK      Principal Executive Officer,   March 26, 2003
-----------------------------    Chairman of the Board,
      Phillip DeZwirek           Director and Chief
                                 Executive Officer

   /S/  MARSHALL J. MORRIS     Principal Financial and        March 26, 2003
-----------------------------    Accounting Officer, Vice
     Marshall J. Morris          President-Finance and
                                 Administration; Chief
                                 Financial Officer

    /S/  RICHARD J. BLUM       President, Director            March 26, 2003
-----------------------------
       Richard J. Blum

  /S/  JASON LOUIS DEZWIREK    Director                       March 26, 2003
-----------------------------
    Jason Louis DeZwirek

    /S/  JOSEPHINE GRIVAS      Director                       March 26, 2003
-----------------------------
      Josephine Grivas

    /S/  MELVIN F. LAZAR       Director                       March 26, 2003
-----------------------------
       Melvin F. Lazar

     /S/  DONALD WRIGHT        Director                       March 26, 2003
-----------------------------
        Donald Wright

                                 CERTIFICATION

I, Phillip DeZwirek, certify that:

   1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002, of CECO Environmental Corp.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a similar role in the Registrant's internal controls; and

   6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /S/  PHILLIP DEZWIREK
                                              -------------------------------
                                                      Phillip DeZwirek
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                       March 26, 2003

                                 CERTIFICATION

I, Marshall J. Morris, certify that:

   1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002, of CECO Environmental Corp.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a similar role in the Registrant's internal controls; and

   6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /S/  MARSHALL J. MORRIS
                                              -------------------------------
                                                     Marshall J. Morris
                                                 Vice President--Finance and
                                                     Administration and
                                                   Chief Financial Officer
                                                       March 26, 2003

                               INDEX TO EXHIBITS

   2.1 Agreement and Plan of Reorganization dated August 13, 1997 between CECO, the Company and Steven I. Taub. (Incorporated by reference from Form 10-KSB dated December 31, 1997 of the Company)

   2.2 Certificate of Ownership and Merger Merging CECO Environmental Corp. into CECO Environmental Corp. (Incorporated by reference from Form 10-K dated December 31, 2001)

   2.3 Certificate of Merger of CECO Environmental Corp. into CECO Environmental Corp. under Section 907 of the Business Corporation Law. (Incorporated by reference from Form 10-K dated December 31, 2001)

   3(i) Certificate of Incorporation. (Incorporated by reference from Form 10-K dated December 31, 2001)

   3(ii)  Bylaws. (Incorporated by reference from Form 10-K dated December 31,
2001)

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

   10.1 Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation ("MCIDC"). (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.2 Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.3 Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

   10.4 Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

   10.5 Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1996)

   10.6 Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.7 Asset Purchase Agreement among New Busch Co., Inc., Busch Co. and Andrew Halapin dated September 9, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

   10.8 Employment, Non-Compete and Confidentiality Agreement between New Busch Co., Inc. and Andrew M. Halapin dated September 25, 1997. (Incorporated by reference from the Form 8-K filed by CECO on October 9, 1997 with respect to event of September 25, 1997)

   10.9 Employment Agreement and Addendum to Employment Agreement between CECO and Steven I. Taub dated September 30, 1997. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

   10.10 Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
1997)

   10.11 Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.12 Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1997)

   10.13 Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.14 Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.15 Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1998)

   10.16 Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.17  Employment Agreement, dated as of December 7, 1999, between Richard
J. Blum and CECO Group, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7,
1999)

   10.18 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.19  Employment Agreement, dated as of December 7, 1999, between Lawrence
J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.20 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.21 Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.22 Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.23 Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc.,

CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.24 Promissory Note in the amount of $4,000,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.25 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.26 Promissory Note in the amount of $500,000, dated as of December 7, 1999, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.27 Warrant Agreement, dated as of December 7, 1999, among CECO Environmental Corp. and Green Diamond Oil Corp., Harvey Sandler and ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.28 Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company's Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

   10.29 Amendment to Credit Agreement dated March 28, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 1999)

   10.30 Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.31 Second Amendment to Credit Agreement dated November 19, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.32 Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.33 Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.34 Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.35 Separation Agreement and General Release between Steven I. Taub and the Company. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.36 Stock Sale Agreement between the Company and Steven I. Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.37 Stock Sale Agreement between the Company and Hilary Taub dated July 5, 2000. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.38 Amended and Restated Replacement Promissory Note in the amount of $4,000,000, dated as of March 12, 2001, made by CECO Environmental Corp. and payable to Taurus Capital Markets Ltd. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.39 Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.40 Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company's Form 10-KSB dated December 31, 2000)

   10.41 Third Amendment to Credit Agreement dated March 30, 2001. (Incorporated by reference from the Company's Form 10-KSB dated December 31,
2000)

   10.42 Fourth Amendment to Credit Agreement dated August 20, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.43 Fifth Amendment to Credit Agreement dated March 27, 2002. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.44 Option for the Purchase of Shares of Common Stock of Jason Louis DeZwirek dated October 5, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.45 Asset Purchase Agreement between Belfiber Co. and Air Purator Corporation dated December 31, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.46 Subscription Agreement dated December 31, 2001. (Incorporated by reference from the Company's Form 8-K filed January 15, 2002)

   10.47 Form of Warrant (for Investors). (Incorporated by reference from the Company's Form 8-K filed January 15, 2002)

   10.48 Form of Warrant (for Finders). (Incorporated by reference from Form 10-K dated December 31, 2001)

   10.49  Sixth Amendment to Credit Agreement dated May 14, 2002.

   10.50  Seventh Amendment to Credit Agreement dated November 13, 2002.

   10.51  Stock Sale and Debt Cancellation Agreement dated September 12, 2002.

   10.52 Purchase Agreement dated February 11, 2003. Portions of such document have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

   10.53  Amendment to Pledge Agreement dated November 13, 2002.

   21  Subsidiaries of the Company.

   99.1  Certification of Chief Executive Officer

   99.2  Certification of Chief Financial Officer

                           CECO ENVIRONMENTAL CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CECO Environmental Corp.

   We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/  DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 26, 2003

                           CECO ENVIRONMENTAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                        --------------------
                                                                                          2002       2001
                                                                                         -------    -------
                                                                                        Dollars in thousands,
                                                                                        except share data
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $   194    $    53
   Accounts receivable, net............................................................  12,037     17,000
   Costs and estimated earnings in excess of billings on uncompleted contracts.........   5,287      5,572
   Inventories.........................................................................   2,055      2,157
   Prepaid expenses and other current assets...........................................   2,151      1,805
                                                                                         -------    -------
       Total current assets............................................................  21,724     26,587
Property and equipment, net............................................................  12,122     13,136
Goodwill, net..........................................................................   9,527      9,527
Intangible assets--finite life, net....................................................     894      1,072
Intangible assets--indefinite life.....................................................   1,395      1,395
Deferred charges and other assets......................................................   1,015      1,313
                                                                                         -------    -------
                                                                                        $46,677    $53,030
                                                                                         =======    =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt............................................................. $ 2,120    $ 2,826
   Accounts payable and accrued expenses...............................................  11,675     13,103
   Billings in excess of costs and estimated earnings on uncompleted contracts.........   1,652      2,595
                                                                                         -------    -------
       Total current liabilities.......................................................  15,447     18,524
Other liabilities......................................................................   2,137      2,032
Debt, less current portion.............................................................  12,164     14,838
Deferred income tax liability..........................................................   3,480      4,065
Subordinated notes (including related party--$3,634 and $3,000, respectively)..........   4,038      3,750
                                                                                         -------    -------
       Total liabilities...............................................................  37,266     43,209
                                                                                         -------    -------
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued.............      --         --
Common stock, $.01 par value; 100,000,000 shares authorized, 10,390,956 and 10,378,007
  shares issued in 2002 and 2001, respectively.........................................     104        104
Capital in excess of par value.........................................................  16,313     16,304
Accumulated deficit....................................................................  (4,337)    (4,214)
Accumulated other comprehensive loss...................................................    (865)      (687)
                                                                                         -------    -------
                                                                                         11,215     11,507
Less treasury stock, at cost, 801,220 and 763,920 shares in 2002 and 2001, respectively  (1,804)    (1,686)
                                                                                         -------    -------
       Total shareholders' equity......................................................   9,411      9,821
                                                                                         -------    -------
                                                                                        $46,677    $53,030
                                                                                         =======    =======

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                     ------------------------------------------
                                                                        2002           2001           2000
                                                                      ----------     ----------     ----------
                                                                     Dollars in thousands, except per share data
Net sales........................................................... $   78,877     $   90,994     $   89,817
                                                                      ----------     ----------     ----------
Costs and expenses:
   Cost of sales, exclusive of items shown separately below.........     62,985         72,462         71,720
   Selling and administrative.......................................     11,902         13,199         13,894
   Depreciation and amortization....................................      1,789          2,320          2,154
                                                                      ----------     ----------     ----------
                                                                         76,676         87,981         87,768
                                                                      ----------     ----------     ----------
Income from operations before other income and interest expense.....      2,201          3,013          2,049
Other income........................................................        204            396            765
Interest expense (including related party interest of $799, $710 and
  $712, respectively)...............................................     (2,744)        (3,542)        (3,807)
                                                                      ----------     ----------     ----------
Loss from operations before income taxes............................       (339)          (133)          (993)
Income tax (benefit) provision......................................       (216)           131           (303)
                                                                      ----------     ----------     ----------
Net loss............................................................ $     (123)    $     (264)    $     (690)
                                                                      ==========     ==========     ==========
Net loss per share--basic and diluted............................... $     (.01)    $     (.03)    $     (.08)
                                                                      ==========     ==========     ==========
Weighted average number of common shares outstanding:
   Basic and diluted................................................  9,582,011      7,899,092      8,195,140
                                                                      ==========     ==========     ==========



  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Accumulated
                                      Capital in                 Other                           Total
                               Common Excess of  Accumulated Comprehensive Treasury          Comprehensive
                               Stock  Par Value    Deficit       Loss       Stock    Total       Loss
                               ------ ---------- ----------- ------------- -------- -------  -------------
                                                          Dollars in thousands
Balance, December 31, 1999....  $ 86   $12,561     $(3,260)                $  (349) $ 9,038
Net loss for the year ended
  December 31, 2000...........                        (690)                            (690)     $(690)
Issuance of common stock......              31                                           31
Treasury stock purchases......                                              (1,337)  (1,337)
Other comprehensive loss:
 Minimum pension liability,
   net of tax $23.............                                   $ (34)                 (34)       (34)
                                ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 2000....    86    12,592      (3,950)        (34)     (1,686)   7,008      $(724)
                                                                                                 =====
Cumulative effect of change in
  accounting principle-
  adoption of SFAS No. 133,
  net of tax $140.............                                    (209)                (209)     $(209)
Net loss for the year ended
  December 31, 2001...........                        (264)                            (264)      (264)
Exercise of warrants..........    10     2,240                                        2,250
Issuance of common stock......     8     1,132                                        1,140
Contingent stock warrants
  issued......................             340                                          340
Other comprehensive loss:
 Minimum pension liability,
   net of tax $275............                                    (413)                (413)      (413)
 Change in fair value of swap,
   net of tax $20.............                                     (31)                 (31)       (31)
                                ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 2001....   104    16,304      (4,214)       (687)     (1,686)   9,821      $(917)
                                                                                                 =====
Net loss for the year ended
  December 31, 2002...........                        (123)                            (123)     $(123)
Issuance of common stock......               9                                            9
Treasury stock purchases......                                                (118)    (118)
Other comprehensive loss:
 Minimum pension liability,
   net of tax $278............                                    (418)                (418)      (418)
 Termination of swap, net of
   tax $160...................                                     240                  240        240
                                ----   -------     -------       -----     -------  -------      -----
Balance, December 31, 2002....  $104   $16,313     $(4,337)      $(865)    $(1,804) $ 9,411      $(301)
                                ====   =======     =======       =====     =======  =======      =====


  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31
                                                                                 -------------------------
                                                                                   2002     2001     2000
                                                                                 -------  -------  -------
                                                                                    Dollars in thousands
Cash flows from operating activities:
 Net loss....................................................................... $  (123) $  (264) $  (690)
 Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization..................................................   1,789    2,320    2,154
 Deferred income taxes..........................................................     (59)     103     (609)
 Gain on sale of business.......................................................    (250)      --       --
 Gain on sale of marketable securities, trading.................................      --     (388)    (632)
 Changes in operating assets and liabilities:
   Marketable securities--trading...............................................      --    1,390    2,320
   Accounts receivable..........................................................   4,963      372     (168)
   Costs and estimated earnings in excess of billings on uncompleted contracts..     285     (473)  (2,147)
   Inventories..................................................................     102      216     (200)
   Prepaid expenses and other current assets....................................  (1,006)    (767)    (122)
   Deferred charges and other assets............................................     (40)    (440)     (17)
   Accounts payable and accrued expenses........................................  (1,040)     852    2,122
   Other liabilities............................................................    (264)     (40)      --
   Billings in excess of costs and estimated earnings on uncompleted contracts..    (943)   1,420      715
   Other........................................................................     287       81      (96)
                                                                                 -------  -------  -------
       Net cash provided by operating activities................................   3,701    4,382    2,630
                                                                                 -------  -------  -------
Cash flows from investing activities:
 Acquisitions of property and equipment and intangible assets...................    (240)    (793)    (560)
 Divestiture of businesses and other............................................     470       --      254
                                                                                 -------  -------  -------
       Net cash provided by (used in) investing activities......................     230     (793)    (306)
                                                                                 -------  -------  -------
Cash flows from financing activities:
 Net borrowings (repayments) on revolving credit line...........................     700     (800)   1,300
 Proceeds from issuance of stock and detachable warrants........................       9    4,377       31
 Stock issuance expense.........................................................    (443)      --       --
 Repayments of debt.............................................................  (4,080)  (7,952)  (2,789)
 Proceeds from borrowing against cash surrender value of life insurance.........     142      175       --
 Purchases of treasury stock....................................................    (118)      --   (1,337)
                                                                                 -------  -------  -------
       Net cash used in financing activities....................................  (3,790)  (4,200)  (2,795)
                                                                                 -------  -------  -------
Net increase (decrease) in cash and cash equivalents............................     141     (611)    (471)
Cash and cash equivalents at beginning of year..................................      53      664    1,135
                                                                                 -------  -------  -------
Cash and cash equivalents at end of year........................................ $   194  $    53  $   664
                                                                                 =======  =======  =======

  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              2002   2001   2000
              Cash paid during the year for: ------ ------ ------
                        Interest............ $2,578 $2,693 $2,870
                                             ====== ====== ======
                       Income taxes......... $  335 $  673 $  254
                                             ====== ====== ======




  The notes to consolidated financial statements are an integral part of the above statements.

                           CECO ENVIRONMENTAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 2002, 2001 and 2000
               (Dollars in thousands, except per share amounts)

1.  Nature of Business and Summary of Significant Accounting Policies

   Nature of business--The principal businesses of CECO Environmental Corp. provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

   Principles of consolidation--Our consolidated financial statements include the accounts of the following subsidiaries:

                                                        % Owned As Of
                                                      December 31, 2002
                                                      -----------------
        CECO Group, Inc. ("Group")...................        100%
        CECO Filters, Inc. and Subsidiaries ("CFI")..         99%
        The Kirk & Blum Manufacturing Company ("K&B")        100%
        kbd/Technic, Inc ("kbd").....................        100%
        CECO Abatement Systems, Inc ("CAS")..........        100%

   CFI includes a wholly owned subsidiary, New Busch Co., Inc. ("Busch"). In 2002, we increased our ownership in CFI from 94% to 99% by contributing our intercompany receivable from CFI and receiving in exchange additional shares of CFI.

   All material intercompany balances and transactions have been eliminated.

   Divestiture of Businesses--In December 2001, we sold the fixed assets and inventory of Air Purator Corporation ("APC") and received notes totaling $475. The notes which were due primarily in March 2002 were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on the sale during the third and fourth quarters of 2002 totaling $250. The net assets and operations of APC were not material to our consolidated operations.

   We sold the assets of Busch Martec during 2002 because these assets no longer serve our vision for future operations. Busch Martec's assets are insignificant to the consolidated financial statements.

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

   Cash and cash equivalents--We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Investments in marketable securities--Investments in marketable securities are generally comprised of corporate common stock securities. These investments generally are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in other (expense) income. Realized gains and losses are recorded based on the specific identification method. There were no investments in marketable securities at December 31, 2002 or 2001.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Inventories--The labor content of work-in-process and finished products and substantially all inventories of steel at our Cincinnati Facility (approximately 70% and 71% of total inventories at December 31, 2002 and 2001, respectively) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. All other inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2002 and 2001.

   Accounting for long-lived assets--Our policy is to assess the recoverability of long-lived assets when there are indications of potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

   Property and equipment--Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 12 to 40 years for building and improvements and 3 to 10 years for machinery and equipment.

   Intangible assets--The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The ceasing of the amortization of such assets resulted in a reduction in amortization expense of $476 for the year ended December 31, 2002. During the first quarter, we evaluated the fair value of intangible assets with indefinite lives and determined that the fair value was in excess of the carrying value of such assets. During the second quarter, we completed our testing for goodwill impairment and determined that the fair value of the net assets was in excess of the carrying value of such assets.

   Had we adopted SFAS No. 142 at the beginning of 2000, net income (loss) for the years ended December 31, 2002, 2001 and 2000 would have been adjusted as follows:

                                                           2002   2001   2000
                                                          -----  -----  -----
  Reported net loss...................................... $(123) $(264) $(690)
  Add back: Goodwill amortization, net of tax of $138....    --    206    206
          Tradename amortization, net of tax of $53......    --     79     79
                                                          -----  -----  -----
  Adjusted net income (loss)............................. $(123) $  21  $(405)
                                                          =====  =====  =====
  Earnings (loss) per share--basic and diluted:
  Reported net loss...................................... $(.01) $(.03) $(.08)
  Goodwill amortization..................................    --    .02    .02
  Tradename amortization.................................    --    .01    .01
                                                          -----  -----  -----
  Adjusted net loss...................................... $(.01) $  --  $(.05)
                                                          =====  =====  =====

   Deferred charges--Deferred charges primarily represent deferred financing costs, which are amortized over the life of the related loan. Amortization expense was $260, $220 and $231 for 2002, 2001 and 2000, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Financial Instruments--On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Under this guidance all derivative instruments, including those embedded in other contracts are recognized as either assets or liabilities and those financial instruments are measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. We recognized a transition obligation of $209, net of tax of $140, in other comprehensive loss in the first quarter ended March 31, 2001 from the adoption of SFAS 133.

   We are exposed to market risk from changes in interest rates. Our policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we may enter into interest rate swaps or other hedge type arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

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

   Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. At December 31, 2002 and 2001, we provided for estimated losses on uncompleted contracts of $123 and $108, respectively.

   The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

   Claims against customers are recognized as income by us when collectibility of the claim is probable and the amount can be reasonably estimated.

   Income taxes--Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

   Advertising costs--Advertising costs are charged to operations in the year incurred and totaled $153, $109 and $188 in 2002, 2001 and 2000, respectively.

   Research and development--Research and development costs are charged to expense as incurred. The amounts charged to operations were $33, $104 and $140 in 2002, 2001 and 2000, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Earnings per share--For the years ended December 31, 2002, 2001 and 2000, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 9,582,011, 7,899,092 and 8,195,140, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,451,000, 3,488,500 and 3,929,400 shares for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

   Stock-based compensation--We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2002, 2001 or 2000 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and related pronouncements.

   The following table compares 2002, 2001 and 2000 as reported to the pro forma results, considering both options and warrants discussed in Note 11, had we adopted the expense recognition provision of SFAS No. 123:

                                                                       2002     2001     2000
                                                                      ------  -------  -------
Net loss as reported................................................. $ (123) $  (264) $  (690)
Deduct: compensation cost based on fair value recognition, net of tax   (422)    (775)    (501)
                                                                      ------  -------  -------
Pro forma net loss under SFAS No. 123................................ $ (545) $(1,039) $(1,191)
                                                                      ======  =======  =======
Basic and diluted loss per share:
   As reported....................................................... $(0.01) $ (0.03) $ (0.08)
   Pro forma under SFAS No. 123......................................  (0.06)   (0.13)   (0.15)

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

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is required for fiscal 2003. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary difference is that goodwill has been removed from the scope of SFAS No. 144. It also broadens the presentation of discontinued operations to include a component of

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000

an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS 144 on January 1, 2002. The adoption did not have a significant effect on our financial position or results of operations.

   In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items, is effective January 1, 2003. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

   In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" which we must adopt in 2003. The Statement provides alternative methods of transition for a voluntary change to the fair value method and, at this time, we do not anticipate making a voluntary change.

   In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and had no effect on our financial statement disclosures for 2002.

   In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statement only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which no enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The related disclosure requirements are effective immediately and had no effect on our financial statement disclosures for 2002. The impact of this interpretation will not have an effect on our financial condition or results of operations, as we do not have any variable interest entities.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Reclassifications--Certain reclassifications have been made to the prior years consolidated financial statements to conform with the current year presentation.

2.  Financial Instruments

   Our financial instruments consist primarily of investments in cash and cash equivalents, marketable securities, receivables and certain other assets as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2002 and 2001 except for subordinated notes which fair value was $4,264 and $4,100, at December 31, 2002 and 2001, respectively.

   Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

   Valuations for marketable securities are determined based on quoted market prices.

   We did not hold any financial instruments for trading purposes at December 31, 2002 or 2001.

   We entered into an interest rate swap agreement to convert variable rate debt to a fixed rate (see Note 9) that matured in 2002. The fair value of the swap at December 31, 2001, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, was a liability of approximately $400 and was recorded in other liabilities and accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity, respectively.

  Concentrations of credit risk:

   Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers' financial condition.

3.  Accounts Receivable

                                                 2002     2001
                                               -------  -------
               Trade receivables.............. $ 2,346  $ 2,195
               Contract receivables...........   9,891   15,183
               Allowance for doubtful accounts    (200)    (378)
                                               -------  -------
                                               $12,037  $17,000
                                               =======  =======

   Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $709 and $1,300 at December 31, 2002 and 2001, respectively. Receivables on contracts in progress are generally collected within twelve months.

   Provision for doubtful accounts was approximately $178, $154 and $311 during 2002, 2001 and 2000, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


4.  Costs and Estimated Earnings on Uncompleted Contracts

                                                                               2002      2001
                                                                             --------  --------
Costs incurred on uncompleted contracts..................................... $ 25,514  $ 19,163
Estimated earnings..........................................................    4,060     2,131
                                                                             --------  --------
                                                                               29,574    21,294
Less billings to date.......................................................  (25,939)  (18,317)
                                                                             --------  --------
                                                                             $  3,635  $  2,977
                                                                             ========  ========
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts. $  5,287  $  5,572
Billings in excess of costs and estimated earnings on uncompleted contracts.   (1,652)   (2,595)
                                                                             --------  --------
                                                                             $  3,635  $  2,977
                                                                             ========  ========

5.  Inventories

                                                  2002   2001
                                                 ------ ------
                  Raw material and subassemblies $1,202 $1,279
                  Finished goods................    251    156
                  Parts for resale..............    602    722
                                                 ------ ------
                                                 $2,055 $2,157
                                                 ====== ======

6.  Property and Equipment

                                                2002     2001
                                              -------  -------
                Land......................... $ 1,597  $ 1,597
                Building and improvements....   5,642    5,636
                Machinery and equipment......  10,369   10,151
                                              -------  -------
                                               17,608   17,384
                Less accumulated depreciation  (5,486)  (4,248)
                                              -------  -------
                                              $12,122  $13,136
                                              =======  =======

   Depreciation expense was $1,254, $1,242 and $1,181 for 2002, 2001 and 2000,
respectively.

7.  Goodwill and Intangible Assets

                                                   2002    2001
                                                  ------  ------
               Goodwill.......................... $9,527  $9,527
                                                  ======  ======
               Intangible assets--finite life.... $1,446  $1,645
               Less accumulated amortization.....   (552)   (573)
                                                  ------  ------
                                                  $  894  $1,072
                                                  ======  ======
               Intangible assets--indefinite life $1,395  $1,395
                                                  ======  ======

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Amortization expense including amortization of goodwill and indefinite life intangible assets prior to 2002 was $178, $834 and $771 for 2002, 2001 and 2000, respectively.

8.  Accounts Payable and Accrued Expenses

                                                  2002    2001
                                                 ------- -------
               Trade accounts payable........... $ 8,805 $ 7,400
               Compensation and related benefits   1,119   1,286
               Accrued interest.................     869     992
               Other accrued expenses...........     882   3,425
                                                 ------- -------
                                                 $11,675 $13,103
                                                 ======= =======

9.  Debt

                                                        2002     2001
                                                      -------  -------
        Bank credit facility......................... $14,150  $17,500
        Pennsylvania Industrial Development Authority     134      164
                                                      -------  -------
                                                       14,284   17,664
        Less current portion.........................  (2,120)  (2,826)
                                                      -------  -------
                                                      $12,164  $14,838
                                                      =======  =======

   In December 1999, we obtained a bank credit facility aggregating $33,000 consisting of $23,000 in term loans and a $10,000 revolving credit line. Interest is charged based on the bank's prime or the Libor rate. The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. in 1999. The proceeds of the subordinated notes (see Note 10) were used to refinance our existing indebtedness and working capital.

   At December 31, 2002, the revolving credit line, as amended, permits borrowings of up to the lesser of 1) $8,000 less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under this revolving credit facility were $3,127 and $3,827 at December 31, 2002 and 2001, respectively. Amounts borrowed were $4,873 and $4,173 at December 31, 2002 and 2001, respectively. There were no amounts outstanding under letters of credit at December 31, 2002 and 2001. The line of credit matures in 2004. The weighted average interest rates were 9.25% and 6.90% at December 31, 2002 and 2001, respectively.

   The term loans consist of a Term A and a Term B facility with quarterly principal installments on the Term A facility of $438 commencing February 28, 2000, increasing to $700 through August 2002, $524 through August 2004, with the final payment due November 2004; and a payment against the Term B facility of $901 in February 2005. The amount borrowed under the term loans was $9,277 and $13,327 at December 31, 2002 and 2001, respectively. The weighted average interest rates were 8.1% and 6.5% at December 31, 2002 and 2001, respectively. In connection with issuance of common stock and the exercise of warrants discussed in Note 11, $4,000 of the Term B facility was prepaid in 2001.

   In November 2002, the credit facility was amended reducing minimum coverage under several financial covenants, through December 2003, reducing scheduled principal payments under the Term A loan, and extending the maturity on the revolving credit line to January 2004. Various amendments were also made to the

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000

credit facility in 2002 and 2001 which were effective during and as of December 31, 2001 and 2000 reducing minimum coverage requirements under several financial covenants, raising interest rates, and changing the maturity of the revolving line of credit to April 2004. In consideration for these amendments, additional fees were paid to these lenders. We would not have been in compliance with the financial covenants had the amendments not been made.

   In April 1992, the Company obtained a loan through the Pennsylvania Industrial Development Authority, which is collateralized by a mortgage on the related land and building. Principal and interest, at an annual rate of 3%, is paid quarterly over an amortization period of fifteen years ending in 2006.

   Funds used to purchase the common stock of a potential acquisition candidate were obtained with debt financing from Green Diamond Oil Corp. at an annual rate of 10%. Such debt was paid during 2000. In connection with this financing, stock warrants were issued to Green Diamond Oil Corp. to purchase 1 million shares of the Company's stock at an exercise price of $2.50 per share (market value at time of issuance), expiring in August 2009. The warrants were cancelled by the holder in September 2000. See Note 11.

   In 2001 and through November 2002, we had a four-year interest rate swap agreement ("Swap Agreement") to manage our variable interest rate exposure, which matured in November 2002. Under the terms of the Swap Agreement, we exchanged at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $9,750 and $10,625 at December 31, 2001 and 2000, respectively. The Swap Agreement effectively fixed the interest rate on $9,750 of the debt under the credit facility at 6.96% plus the applicable spread for the duration of the interest rate swap. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreement due to changing interest rates was charged or credited to interest expense over the life of the agreement. As of December 31, 2001, $11,000 in debt was outstanding under the credit facility, of which interest on $9,750 was essentially fixed by the Swap Agreement.

   Maturities of all long-term debt over the next five years are estimated as follows:

                            December 31, Maturities
                            ------------ ----------
                              2003......  $ 2,120
                              2004......   11,182
                              2005......      926
                              2006......       26
                              2007......       26
                             Thereafter.        4

   Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.  Subordinated Notes

   During December 1999, as part of our refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), we obtained $4,000 of subordinated debt financing from Green Diamond Oil Corp., a company beneficially owned by two of our major shareholders. In addition, we obtained $1,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrues semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the Bank Credit Facility. In connection with this agreement, accrued interest on the subordinated notes totaling $600 and $963 at

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000

December 31, 2002 and 2001, respectively, was not paid. However, during 2002, we paid the accrued interest of $963 to our subordinated debt holders as a result of an amendment to our credit agreement permitting us to make such payment. The notes provide for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 11). The fair value of the warrants was determined to be $1,847 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which coincides with the bank's term loan maturity date of May 2006. The amortization of the discount was approximately $288, for each of the years ended December 31, 2002, 2001 and 2000, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

   In May 2001, subordinated debt notes were amended revoking a March 2001 amendment that had granted us the option to convert the unpaid principal balance (and accrued but unpaid interest) into shares of common stock at the initial conversion price of $2.00 per share which was fair market value at the time of the amendment.

11.  Shareholders' Equity

Stock Option Plan

   We maintain a stock option plan for our employees. Generally, options are exercisable one year from the date of grant, at the rate of 20% each year over the following five years and expire between five and ten years from the date of grant. There are 1,500,000 shares of our common stock that have been reserved for issuance under this plan.

   The status of our stock option plan is as follows:

                                          2002                2001                2000
                                   ------------------- ------------------- -------------------
                                              Weighted            Weighted            Weighted
                                              Average             Average             Average
                                              Exercise            Exercise            Exercise
                                     Shares    Price     Shares    Price     Shares    Price
                                   ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning of year....   182,500   $2.68     154,400   $2.89     268,120   $4.56
Granted...........................        --      --      35,000    2.01     130,000    2.56
Forfeited.........................   (16,500)   3.50      (6,900)   3.88    (243,720)   4.55
                                   ---------           ---------           ---------
Outstanding, end of year..........   166,000    2.60     182,500    2.68     154,400    2.89
                                   =========           =========           =========
Options exercisable at year end...   106,000              53,000              23,640
                                   =========           =========           =========
Available for grant at end of year 1,334,000           1,317,500           1,345,600
                                   =========           =========           =========

   For the years ended December 31, 2002, 2001 and 2000, no compensation expense was recognized under stock-based employee compensation plans.

   The range of exercise prices on shares outstanding as of December 31, 2002 was as follows:

                                      Outstanding            Exercisable
                              ---------------------------- ---------------
                                                Remaining         Weighted
                                               Contractual        Average
                                      Exercise   Life in          Exercise
     Range of Exercise Prices Shares   Price      Years    Shares  Price
     ------------------------ ------- -------- ----------- ------ --------
           $2.01 - 2.63...... 145,000  $2.42      8 - 9    85,000  $2.31
           $3.88.............  21,000  $3.88          5    21,000  $3.88

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the pro forma impact under SFAS No. 123, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2002, 2001 and 2000 is 10 years. The risk free interest rate applicable for 2002, 2001 and 2000 was 4.5%, 4.5% and 6.5%, respectively. The expected volatility of the Company's stock used in 2002, 2001 and 2000 was .70, .70 and .75, respectively. The expected dividend yield used in 2002, 2001 and 2000 is 0%.

   The weighted average fair values at the date of grant for options and warrants granted during 2001 and 2000 were $2.01 and $1.79, respectively.

   We may grant the right to purchase restricted shares of our common stock. Such shares are subject to restriction on transfer under Federal securities laws. During October 2001, we granted options to Jason Louis DeZwirek, a related party and a member of the Board of Directors, to purchase up to 25,000 shares of our common stock, exercisable at any time between April 5, 2002 and October 5, 2011, inclusive, at a price of $2.01, the fair market value at date of grant.

Employee Stock Purchase Plan

   We maintain an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve-month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of our common stock, subject to certain limitations. The purchase price of each share is 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option cannot exceed 10% of the employee's base compensation. There were 250,000 shares made available for purchase under the plan. During 2002, 2001 and 2000, we issued 12,949, 31,500 and 16,401 shares, respectively, under this plan at amounts that approximated fair value.

Warrants to Purchase Common Stock

   In December 2001, warrants to purchase 1,000,000 shares of common stock at $2.25 per share were exercised; 800,000 shares by the Green Diamond Oil Corp. and 200,000 shares by two unrelated subordinated debt lenders. Gross proceeds of $2,250 were received from the exercise of the warrants and were used to pay down the bank credit facility.

   On December 31, 2001, we issued 706,668 shares of common stock at a price of $3.00 per share, and issued detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share to a group of accredited investors (the "Investors"). Gross proceeds of $2,120 were received from the issuance of these shares and were used to pay down the bank credit facility. The right to purchase shares under the warrants vest immediately upon the issuance of the warrants, and the warrants contain various features to protect the Investors in the event of a merger or consolidation and from dilution in the event of a stock issuance at prices below the exercise price. We prepared and filed with the SEC a registration statement within 90 days of the issuance of such warrants and caused the registration statement to become effective within 150 days of the issuance. We valued these warrants at $240 as of December 31, 2001, which is included in other liabilities in the 2001 consolidated financial statements. At December 31, 2002, the fair value of those warrants decreased to $0 and $204 was recorded as other income in the 2002 consolidated financial statements. Future increases, if any, in the fair value of these warrants will be recognized in our consolidated financial statements.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   In connection with this transaction, we are required to issue additional shares based on an earnings formula computed from fiscal year 2002 results (as defined in the Investors' Subscription Agreement) to the Investors, at no additional cost to the Investors. In 2001 we valued these shares at $340, net of expenses of $102, which is included as contingent stock warrants in the accompanying consolidated financial statements. Based on the results of the earnings formula, approximately 382,000 additional shares will be issued to the Investors.

   In connection with the issuance of the common shares and warrants to the investors, we estimated $440 of issuance costs and issued warrants to purchase 14,000 shares of common stock at an initial exercise price of $3.00. These costs were accrued at December 31, 2001. The fair value of the warrants, valued by our management at $18, has been included as issuance costs and recorded as a liability in other liabilities in the accompanying consolidated financial statements. The total issuance costs including the fair value of the warrants to purchase 14,000 shares of common stock were allocated to common stock, detachable stock warrants and contingent stock warrants based on their respective fair market values.

  Former K&B Shareholders

   In December 1999, as part of their employment contracts, warrants were granted to three of the former owners of K&B to purchase a total of 1,000,000 shares of our common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants become exercisable at the rate of 25% per year over the four years following December 1999. The warrants have a term of ten years.

  Related Party and Other

   In December 1999, warrants were issued to the subordinated lenders (see Note
10) to purchase up to 1,000,000 shares (900,000 related party at December 31,
2002) of our common stock for $2.25 per share which was the fair market value on the date granted. As noted above, these warrants were exercised in 2001. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of our common stock into which the warrants are convertible. Our management valued the detachable stock warrants at $1,847 and discounted the subordinated debt obligations by such amount (see Note 10) and recorded additional capital in excess of par value at December 31, 1999.

   In August 1999, warrants were issued to Green Diamond Oil Corp. in connection with the demand note of $800 (see Note 9) to purchase up to 1,000,000 shares of our common stock for $2.50 per share, which was the fair market value on the date granted. Our management valued the detachable stock warrants at $577 and discounted the demand note by such amount and recorded interest expense and additional capital in excess of par value at December 31, 2000. Our management and the holder of the warrants believed that the inherent interest rate resulting from the valuation was higher than originally contemplated when the transaction was structured and, therefore, in September 2000, the holder cancelled the warrants after repayment of the debt.

  Chief Executive Officer

   In January 1999, warrants were issued to the Chief Executive Officer to purchase 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. Prior to 1999, warrants were issued to the Chief Executive Officer to purchase 1,250,000 shares, at exercise prices ranging from $1.625 to $2.75 per share. In August 2000, warrants were issued to the Chief Executive Officer to purchase 500,000 shares at an exercise price of $2.06 per share. The warrants expire 10 years from the date of issuance.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   In December 2001, the Green Diamond Oil Corp. exercised warrants to purchase 800,000 shares at a price of $2.25 per share as previously disclosed.

  Treasury Stock

   In 2002, we purchased 37,300 shares of our common stock as treasury shares at a total cost of $118.

   During 2000, we purchased 566,000 shares of our common stock as treasury shares at a total cost of $1,200 from the former president of CFI and his family in connection with his resignation that was effective June 30, 2000. Also in 2000, 60,000 shares of common stock were acquired for treasury at a total cost of $134.

12.  Pension and Employee Benefit Plans

   We sponsor a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

   We also sponsor a post-retirement health care plan for office employees retiring before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

   The following tables set forth the plans' changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2002 and 2001, and amounts recognized in our consolidated balance sheets as of those dates.

                                                   Pension Benefits  Other Benefits
                                                   ----------------  ------------
                                                     2002     2001    2002    2001
                                                   -------  -------  -----   -----
Change in projected benefit obligation:
   Projected benefit obligation at beginning of
     year......................................... $ 3,885  $ 3,744  $ 619   $ 650
   Service cost...................................     108      121     --      --
   Interest cost..................................     265      252     41      43
   Actuarial loss/(gain)..........................      14      (56)    10      17
   Discount rate change...........................     115       --      8      --
   Benefits paid..................................    (176)    (176)   (92)    (91)
                                                   -------  -------  -----   -----
Projected benefit obligation at end of year.......   4,211    3,885    586     619
                                                   -------  -------  -----   -----
Change in plan assets:
   Fair value of plan assets at beginning of year.   2,734    3,293     --      --
   Actual loss on plan assets.....................    (409)    (383)    --      --
   Employer contribution..........................     262       --     92      91
   Benefits paid..................................    (176)    (176)   (92)    (91)
                                                   -------  -------  -----   -----
Fair value of plan assets at end of year..........   2,411    2,734     --      --
                                                   -------  -------  -----   -----
Funded status.....................................  (1,800)  (1,151)  (586)   (619)
Unrecognized prior service cost...................      53       58     --      --
Unrecognized net actuarial loss/(gain)............   1,735    1,008      9     (10)
                                                   -------  -------  -----   -----
Accrued benefit cost.............................. $   (12) $   (85) $(577)  $(629)
                                                   =======  =======  =====   =====

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000

                                                   Pension Benefits Other Benefits
                                                   ----------------------------
                                                     2002      2001   2002   2001
                                                   -------    -----  -----  -----
Amounts recognized in the consolidated balance
  sheets consist of:
Accrued benefit cost.............................. $   (12)   $ (85) $  --  $  --
Accrued benefit liability.........................  (1,493)    (746)  (577)  (629)
Intangible asset included in deferred charges and
  other assets....................................      53       58     --     --
Accumulated other comprehensive income, net.......   1,440      688     --     --
                                                   -------    -----  -----  -----
Net amount recognized............................. $   (12)   $ (85) $(577) $(629)
                                                   =======    =====  =====  =====
Weighted-average assumptions at December 31:
Discount rate.....................................    6.75%     7.0%  6.75%   7.0%
Expected return on plan assets....................     8.5%     8.5%   N/A    N/A

   Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

   The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                   2002   2001   2000
                                                  -----  -----  -----
         Service cost............................ $ 108  $ 121  $ 104
         Interest cost...........................   265    252    253
         Expected return on plan assets..........  (243)  (272)  (308)
         Net amortization and deferral...........    59      6    (30)
                                                  -----  -----  -----
         Net periodic benefit cost............... $ 189  $ 107  $  19
                                                  =====  =====  =====

   The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $41, $43 and $45 for the years ended December 31, 2002, 2002 and 2000, respectively.

   Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

   In connection with collective bargaining agreements, we participate with other companies in defined benefit pension plans. These plans cover substantially all of our Kirk & Blum contracted union employees not covered in the aforementioned plan. If we were to withdraw from participation in these multi-employer plans, we would be required to contribute our share of the plans' unfunded benefit obligation. We have no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

   Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2,019, $2,644 and $2,262 for 2002, 2001 and 2000, respectively.

   We also sponsor a profit sharing and 401(k) savings retirement plan for K&B non-union employees. The plan covers substantially all employees who have one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 15%. We provide matching contributions of 25% of the first 5% of employee contributions. We also have made matching contributions and discretionary contributions of $65, $203 and $386 during 2002, 2001 and 2000, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   We also have a 401(k) Savings and Retirement Plan which covers substantially all of CFI's employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. We match 50% of the first 6%. Plan expense for the years ended December 31, 2002, 2001 and 2000 was $32, $47 and $63, respectively.

13.  Commitments and Contingencies

Rent

   We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

                 December 31,                        Commitment
                 ------------                        ----------
                 2003...............................    $563
                 2004...............................     405
                 2005...............................     295
                 2006...............................     131
                 2007...............................      22

   We terminated the lease of a facility from a related party, the former President and chief operating officer of Busch who is the beneficial owner of the property, with an annual base rental of $88 which expired July, 2002.

   Total rent expense under all operating leases for 2002, 2001 and 2000 was $668, $470 and $382, respectively.

Non-Compete Agreement

   In connection with the acquisition of Busch, we entered into a non-compete agreement with a former shareholder of Busch. In addition to the $100 paid at the closing date, the agreement required annual payments of $200 from 1998 through 2001. The related cost was amortized ratably over the four-year period. We paid an additional amount to the former shareholder of Busch in 2002 of $450 for consulting services, which had been accrued during the two-year period ended June 20, 2002.

Commitments

   In February 2003, we accepted an offer, expiring September 2003, to sell our Cincinnati, Ohio property. This agreement can be cancelled at any time by the buyer up to the expiration date. However, if this agreement is consummated, excess proceeds could be used to reduce our debt.

Employment Agreements

   In December 1999, we entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. The agreements provide for annual salaries and a bonus, for each of the next five years, equal to 25% of our earnings before interest and taxes in excess of $4,000 less contributions made by us on behalf of the former owners to any profit sharing or 401(k) plan.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000

14.  Income Taxes

   Income tax provision (benefit) consisted of the following for the years ended December 31:

                                               2002  2001   2000
                                              -----  ----  -----
               Current:
                  Federal.................... $  41  $ 67  $ 216
                  State......................  (198)  (39)    67
                                              -----  ----  -----
                                               (157)   28    283
                                              -----  ----  -----
               Deferred:
                  Federal....................   (42)  106   (449)
                  State......................   (17)   (3)  (137)
                                              -----  ----  -----
                                                (59)  103   (586)
                                              -----  ----  -----
                                              $(216) $131  $(303)
                                              =====  ====  =====

   The income tax provision (benefit) differs from the statutory rate due to the following:

                                                              2002  2001   2000
                                                             -----  ----  -----
Tax benefit at statutory rate............................... $(115) $(48) $(351)
Increase (decrease) in tax resulting from:
   State income tax, net of federal benefit.................  (142)  (28)   (46)
   Permanent differences, principally goodwill and interest.    40   157     94
Under accrual of prior years' taxes.........................     1    50     --
                                                             -----  ----  -----
                                                             $(216) $131  $(303)
                                                             =====  ====  =====

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


   Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

                                                                                   2002     2001
                                                                                 -------  -------
Current deferred tax assets liabilities attributable to:
   Accrued expenses............................................................. $   286  $   746
   Deferred state taxes.........................................................     286      292
   Reserves on assets...........................................................      84      167
   Inventory....................................................................    (783)    (925)
                                                                                 -------  -------
Current deferred tax asset (liability) (included in accounts payable and accrued expenses in 2002 and prepaid expenses and other current assets in 2001 in the
  consolidated balance sheets)..................................................    (127)     280
                                                                                 -------  -------
Noncurrent deferred tax assets (liabilities) attributable to:
   Depreciation.................................................................  (3,627)  (3,856)
   Goodwill and intangibles.....................................................  (1,291)  (1,262)
   Other liabilities............................................................     282      268
   Non-compete agreement........................................................     297      280
   Minimum pension liability....................................................     576      275
   Federal and state net operating loss carryforwards...........................     129      143
   Interest rate swap...........................................................      --      183
   AMT credit carryforward......................................................      79      111
   Other........................................................................      75     (207)
                                                                                 -------  -------
Net noncurrent deferred income tax liability....................................  (3,480)  (4,065)
                                                                                 -------  -------
Net deferred tax liability...................................................... $(3,607) $(3,785)
                                                                                 =======  =======

   We have Federal net operating loss carryforwards of $167 at December 31, 2002 to be utilized in future years, which begin to expire in 2020. Additionally, we have state net operating loss carryforwards of $880 at December 31, 2002.

   We file a consolidated Federal income tax return.

15.  Related Party Transactions

   During 2002, we reimbursed Green Diamond Oil Corp. $5 per month for use of the space and other office expenses of our Toronto office. In 2002, 2001 and 2000, reimbursements were $60, $60 and $36, respectively. During 2002 and 2001, we paid fees of $250 and $139, respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond. During 2001, the Company advanced $337 to Green Diamond, which was repaid in March 2002.

16.  Backlog of Uncompleted Contracts from Continuing Operations

   Our backlog of uncompleted contracts from continuing operations was $14,607 and $18,628, at December 31, 2002 and 2001, respectively.

                           CECO ENVIRONMENTAL CORP.

             For the Years Ended December 31, 2002, 2001 and 2000


17.  Quarterly Financial Data (unaudited)

   The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

                                             First   Second    Third  Fourth
                                            Quarter  Quarter  Quarter Quarter  Total
                                            -------  -------  ------- ------- -------
Year ended December 31, 2002
Net Sales(1) (2)........................... $18,879  $18,586  $19,581 $21,831 $78,877
Income from operations.....................     299      131      518   1,253   2,201
Net income (loss)..........................    (197)    (205)      61     218    (123)
Basic and diluted earnings (loss) per share   (0.02)   (0.02)    0.01    0.02   (0.01)

Year ended December 31, 2001
Net Sales.................................. $19,768  $23,074  $24,317 $23,835 $90,994
Income from operations (3) (4) (5).........     283      153    1,296   1,281   3,013
Net income (loss)..........................    (340)    (117)     189       4    (264)
Basic and diluted earnings (loss) per share   (0.04)   (0.01)    0.02    0.00   (0.03)

--------
(1) Includes $160 and $90 during the third and fourth quarters, respectively, from the sale of APC's operating assets.
(2) Includes $220 during the fourth quarter from a 2001 contract claim recovery.
(3) Includes a $200 reversal of a reserve in the first quarter held in connection with a customer in bankruptcy.
(4) Includes a $170 reversal of a reserve in the first quarter held in connection with an operating division discontinued in 1999.
(5) Reflects a $600 loss during the third quarter and a $650 loss during the fourth quarter related to expansion into a new product line during the second quarter which was abandoned during the third quarter.

18.  Segment and Related Information

   We re-evaluated our presentation of segment data in the second quarter resulting from changes in our management structure and the operational integration of our business units during the first quarter. This change in structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, related financial information is no longer considered necessary as the condensed consolidated financial statements herein reflect the operating results of the segment since we maintain one single business segment.