Form 10-Q
period 2003-03-31
CECO ENVIRONMENTAL CORP
filed 2003-05-09
CIK 3197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                  513-458-2600
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class: Common, par value $.01 per share outstanding at May 2, 2003 - 9,971,973

                            CECO ENVIRONMENTAL CORP.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2003

                                      INDEX

Part I - Financial Information:

         Item 1.   Condensed consolidated balance sheets as of
                   March 31, 2003 and December 31, 2002 .......................  2

                   Condensed consolidated statements of
                   operations for the three-month periods
                   ended March 31, 2003 and 2002 ..............................  3

                   Condensed consolidated statements of cash flows for the
                   three-month periods ended March 31, 2003 and 2002 ..........  4

                   Notes to condensed consolidated financial statements .......  5

         Item 2.   Management's discussion and analysis of
                   financial condition and results of operations ..............  9

         Item 3.   Quantitative and Qualitative Disclosure
                   about Market Risk .......................................... 13

         Item 4.   Controls and Procedures .................................... 14

Part II - Other Information

         Item 6.   Exhibits and reports on Form 8-K ........................... 15

Signature ..................................................................... 16

Certifications

                            CECO ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

                                                                MARCH 31,           DECEMBER 31,
                                                                  2003                  2002
                                                             --------------        --------------
                                                               (unaudited)
                                    ASSETS
Current assets:
      Cash and cash equivalents ..............................  $    103              $    194
      Accounts receivable, net ...............................    10,916                12,037
      Costs and estimated earnings in excess of
         billings on uncompleted contracts ...................     4,751                 5,287
      Inventories ............................................     2,003                 2,055
      Prepaid expenses and other current assets ..............     2,353                 2,151
                                                                --------              --------
           Total current assets ..............................    20,126                21,724

Property and equipment, net ..................................    11,859                12,122
Goodwill, net ................................................     9,527                 9,527
Intangibles - finite life, net ...............................       875                   894
Intangibles - indefinite life ................................     1,395                 1,395
Deferred charges and other assets ............................     1,145                 1,015
                                                                --------              --------
                                                                $ 44,927              $ 46,677
                                                                ========              ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of debt ................................  $  8,593              $  2,120
      Accounts payable and accrued expenses ..................     9,411                11,675
      Billings in excess of costs and estimated
         earnings on uncompleted contracts ...................     1,396                 1,652
                                                                --------              --------
           Total current liabilities .........................    19,400                15,447

Other liabilities ............................................     2,179                 2,137
Debt, less current portion ...................................     6,597                12,164
Deferred income tax liability ................................     3,480                 3,480
Subordinated notes  (related party - $3,698
   and $3,634, respectively) .................................     4,109                 4,038
                                                                --------              --------
           Total liabilities .................................    35,765                37,266
                                                                --------              --------

Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized,
   10,390,956 shares issued in 2003 and 2002 .................       104                   104
Capital in excess of par value ...............................    16,313                16,313
Accumulated deficit ..........................................    (4,586)               (4,337)
Accumulated other comprehensive loss .........................      (865)                 (865)
                                                                --------              --------
                                                                  10,966                11,215
Less treasury stock, at cost, 801,220 shares in 2003 and 2002     (1,804)               (1,804)
                                                                --------              --------
            Total shareholders' equity .......................     9,162                 9,411
                                                                --------              --------
                                                                $ 44,927              $ 46,677
                                                                ========              ========

            The notes to condensed consolidated financial statements
                  are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

Dollars in thousands, except per share data

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------

Net sales .......................................   $    15,201    $    18,879
                                                    -----------    -----------
Costs and expenses:
   Cost of sales, exclusive of
     items shown separately below ...............        12,132         15,041
   Selling and administrative ...................         2,542          3,082
   Depreciation and amortization ................           403            457
                                                    -----------    -----------

                                                         15,077         18,580
                                                    -----------    -----------
Income from operations before
   interest expense .............................           124            299

Interest expense (including related party
   interest of $197 in both years) ..............          (593)          (683)
                                                    -----------    -----------
Income (loss) from operations
   before income taxes ..........................          (469)          (384)

Income tax benefit ..............................          (220)          (187)
                                                    -----------    -----------

Net income (loss) ...............................   $      (249)   $      (197)
                                                    ===========    ===========

Per share data:
Basic and diluted net income (loss) .............   $      (.03)   $      (.02)
                                                    ===========    ===========

Weighted average number of common
   shares outstanding:
       Basic and diluted ........................     9,589,736      9,581,105
                                                    ===========    ===========

          The notes to condensed consolidated financial statements are an integral part of the above statements.

                            CECO ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

Dollars in thousands

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2003             2002
                                                                  ---------       ---------
Cash flows from operating activities:
     Net loss .................................................   $    (249)      $    (197)
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
     Depreciation and amortization ............................         403             457
     Changes in operating assets and liabilities:
       Accounts receivable ....................................       1,121           5,757
       Inventories ............................................          52            (397)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts .....................         536            (447)
       Prepaid expenses and other current assets ..............        (202)           (521)
       Accounts payable and accrued expenses ..................      (2,264)         (2,564)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts ....................        (256)            275
     Other ....................................................        (102)            182
                                                                  ---------       ---------

Net cash (used in) provided by operating activities ...........        (961)          2,545
                                                                  ---------       ---------

Net cash used in investing activities .........................         (36)            (52)
                                                                  ---------       ---------

Cash flows from financing activities:
     Stock repurchases ........................................          --            (114)
     Stock issuance expenses ..................................          --            (125)
     Long-term debt borrowings (payments) .....................         906          (2,284)
                                                                  ---------       ---------

Net cash provided by (used in) financing activities ...........         906          (2,523)
                                                                  ---------       ---------

Net decrease in cash ..........................................         (91)            (30)
Cash and cash equivalents at beginning of the period ..........         194              53
                                                                  ---------       ---------
Cash and cash equivalents at end of the period ................   $     103       $      23
                                                                  =========       =========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest .................................................   $     501       $   1,362
                                                                  =========       =========
     Income taxes .............................................   $      41       $     103
                                                                  =========       =========

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

     The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the "Company", "we", "us", or "our") have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations for the three-month periods ended March 31, 2003 and 2002 and of cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2003 or 2002 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and related pronouncements.

     The following table compares 2003 and 2002 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2002 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

                                                        Three Months Ended
                                                            March 31,
                                                      2003            2002
                                                   ----------      ----------
     Net loss as reported ......................   $     (249)     $     (197)
     Deduct: compensation cost based on fair
      value recognition, net of tax ............          (82)           (106)
                                                   ----------      ----------
     Pro forma net loss under SFAS No. 123 .....   $     (331)     $     (303)
                                                   ==========      ==========

     Basic and diluted loss per share:
       As reported .............................   $    (0.03)     $    (0.02)
       Pro forma under SFAS No. 123 ............   $    (0.03)     $    (0.03)

     Certain amounts in the March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 presentation.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement requires certain gains and losses from extinguishment of debt to be reclassified from extraordinary items. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" which we adopted January 1, 2003. The Statement provides alternative methods of transition for a voluntary change in the fair value method and, at this time, we do not anticipate making a voluntary change, however we adopted the disclosure requirements effective December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations, it assumes under that guarantee. However, the provisions do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions, which apply on a prospective basis beginning January 1, 2003, had no effect on our financial statements in the first quarter of 2003 because there were no guarantees issued or modified during this period. The disclosure requirements of FIN 45 were adopted December 31, 2002 and had no effect on our financial statement disclosures for the first quarter of 2003.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The adoption of this interpretation currently has no effect on our financial condition or results of operations, as we do not have any variable interest entities.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the Company's fiscal
     2004). The Company has not yet completed its assessment of the anticipated adoption, if any, of EITF Issue No. 00-21.

3.   Inventories

     Inventories consist of the following:
                                                    March 31,     December 31,
                                                      2003           2002
                                                    ---------     -----------

     Raw materials and subassemblies ...........    $   1,155     $     1,202
     Finished goods ............................          250             251
     Parts for resale ..........................          598             602
                                                    ---------     -----------
                                                    $   2,003     $     2,055
                                                    =========     ===========

4.   Business Segment Information

     The Company in the second quarter of 2002 re-evaluated its presentation of segment data resulting from changes in its management structure and the operational integration of its business units during the first quarter. This change in structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, related financial information is no longer considered necessary as the condensed consolidated financial statements herein reflect the operating results of the segment, since the Company maintains one single business segment.

                            CECO ENVIRONMENTAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.   Earnings Per Share

     For the three months ended March 31, 2003 and 2002, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,589,736 and 9,581,105, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,451,000 and 3,451,000 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

6.   Comprehensive Loss

     The Company currently records as other comprehensive loss the changes in the additional minimum pension liability, and the change in fair value of the interest rate swap that matured in November 2002. A reconciliation of net loss to total comprehensive loss is as follows:

                                             Three Months Ended
                                                  March 31,
                                            2003             2002
                                         ----------       ----------
     Net loss .........................  $     (249)      $     (197)
     Change in fair value of swap,
       net of tax .....................          --               77
                                         ----------       ----------
     Total comprehensive loss .........  $     (249)      $     (120)
                                         ==========       ==========

7.   Current Portion of Debt

     Current portion of debt includes $6,473 of our $8,000 revolving line of credit that matures in January 2004 as well as term debt of $2,120 which is due over the next twelve months. We intend to refinance the bank credit facility in the second half of 2003 under a multi-year agreement. Market conditions, company performance and collateral will become major factors in our refinancing efforts. However, on May 7, 2003, we received $1,600 in gross proceeds from the sale of our Conshohocken, Pennsylvania property. Approximately, $700 was used to reduce the revolving line of credit and the balance was used to reduce term debt. Also, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer has the option to cancel the agreement through September 30, 2003. If we consummate the sale of our Cincinnati, Ohio property, the net proceeds from the sale, will significantly affect the amount of the credit facility required as well as any other financing obtained in connection with the replacement facilities. Ultimately, we believe that we will be able to obtain a suitable refinancing at acceptable rates and terms with collateral and covenants customary in the industry.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The Company's condensed consolidated statements of operations for the three-month period ended March 31, 2003 reflect the operations of the Company consolidated with the operations of its subsidiaries.

Consolidated net sales for the first quarter were $15,201,000, a decrease of $3,678,000 compared to the same quarter in 2002. The driving factors for this decline were: a) several large projects included in our December 31, 2001 backlog that were completed in 2002 and b) the continuing weakness in the United States economy.

Orders booked in the first quarter of 2003 were $14,350,000 compared to $19,530,000 in the same quarter of 2002. The decline in bookings was due to the weakness in the economy coupled with several large orders booked in the first quarter of 2002 that were not replaced with comparably sized orders in 2003.

First quarter 2003 gross profit was $3,069,000. This compares to gross profit of $3,838,000 during the same period in 2002. Our cost-containment initiatives implemented in 2002 and lower spending due to reduced revenue were the driving factors in reducing factory overhead expenses during the current quarter. Because of the reduced overhead spending as well as strong project management, we maintained a steady gross margin (20.2%) during 2003 compared with the first quarter 2002 gross margin in a difficult economic environment.

Selling and administrative expenses decreased by $540,000 or 17.5% to $2,542,000 during the first quarter of 2003 from $3,082,000 in the same period of 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented two cost reduction initiatives (May 2002 and September 2002), which are expected to generate an annualized operating cost savings of approximately $2,000,000. These cost savings as well as our cost containment efforts were the principal reasons for the $540,000 decrease in selling and administrative expenses.

Depreciation and amortization decreased by $54,000 to $403,000 during the three months ended March 31, 2003 as compared to the same period of 2002.

Interest expense decreased by $90,000 to $593,000 from $683,000 during the first quarter of 2003. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

Federal and state income tax benefit was $220,000 during the first quarter of 2003 and $187,000 during the first quarter of 2002. The federal and state income tax benefit in the first quarter of 2003 was 47%, which reflects the estimated effective tax rate for 2003. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net loss for the quarter ended March 31, 2003 was ($249,000) compared with a net loss of ($197,000) for the same period in 2002.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of March 31, 2003 was $13,500,000 compared to $14,600,000 as of December 31, 2002. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

At March 31, 2003 and December 31, 2002, cash and cash equivalents totaled $103,000 and $194,000, respectively.

Cash used in operating activities for the three-month period ended March 31, 2003 was ($961,000) compared to cash provided by operating activities of $2,545,000 for the comparable period in 2002. This fluctuation results primarily from the reduction in accounts receivable of $5,757,000 during three-months ended March 31, 2002 compared to $1,121,000 during the same period in 2003. This was partially offset by cash flows from changes in inventories and costs and estimated earnings in excess of billings on uncompleted contracts.

Total bank and related debt as of March 31, 2003 was $15,190,000 as compared to $14,284,000 at December 31, 2002, an increase of $906,000, due to net borrowings under the bank credit facilities. Unused credit availability under our revolving line of credit at March 31, 2003 was $1,527,000.

The bank credit facility was amended in March 2002 and November 2002 by reducing the minimum coverage requirements under several financial covenants through December 31, 2003, raising interest rates by 3%, reducing scheduled principal payments in 2002 through 2004 and changing the maturity of the revolving line of credit to January 2004 from April 2003.

                            CECO ENVIRONMENTAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

Current portion of debt includes $6,473,000 of our $8,000,000 revolving line of credit that matures in January 2004 as well as term debt of $2,120,000 which is due over the next twelve months. We intend to refinance the bank credit facility in the second half of 2003 under a multi-year agreement. Market conditions, company performance and collateral will become major factors in our refinancing efforts. However, on May 7, 2003, we received $1,600,000 in gross proceeds from the sale of our Conshohocken, Pennsylvania property. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. Also, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer has the option to cancel the agreement through September 30, 2003. If we consummate the sale of our Cincinnati, Ohio property, the net proceeds from the sale, will significantly affect the amount of the credit facility required as well as any other financing obtained in connection with the replacement facilities. Ultimately, we believe that we will be able to obtain a suitable refinancing at acceptable rates and terms with collateral and covenants customary in the industry.

Net cash used in investing activities related to capital expenditures for property and equipment was $36,000 for the first three months of 2003 compared with $52,000 for the same period in 2002. We are managing our capital expenditure spending in light of the current level of sales. Capital expenditures for property and equipment are anticipated to be in the range of $200,000 to $400,000 for 2003 and will be funded by cash from operations and/or line of credit borrowing. Additional capital expenditures related to the acquisition of replacement facilities may be incurred pending the successful completion of the sale of our property in Cincinnati, Ohio.

Financing activities provided cash of $906,000 during the first three months of 2003 compared with cash used of $2,523,000 during the same period of 2002. Current year financing activities included net borrowings under the bank credit facility.

In the fourth quarter of 2001, we received gross proceeds of $2,120,000 and issued 706,668 shares of common stock to a group of accredited investors. Under the subscription agreement, we were required to issue shares of our common stock based on an earnings formula (as set forth in the subscription agreement) computed from fiscal year 2002 results. As a result, we issued approximately 382,000 shares of common stock to these investors during April 2003.

Forward-Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Annual Report to Shareholders, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of our near-term results, based on current information available pertaining to us.

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

Interest Rate Management

We may use interest rate swap contracts or other interest rate derivatives to adjust the proportion of our total debt that is subject to variable interest rates. Our interest rate swap contract matured in 2002 and was not renewed. Under the swap, we agreed to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and received in return an amount equal to a variable-rate. This interest rate swap contract was designated as a cash flow hedge against changes in the amount of future cash flow associated with our interest payments on variable-rate debt. When outstanding, interest rate swap contracts are reflected at fair value in our balance sheets. This swap effectively changed the interest rate exposure of $9.8 million of our floating rate debt to a weighted fixed rate of 6.96% plus the applicable spread during the period in which the interest rate swap was outstanding.

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We do not hold collateral for these instruments and therefore are exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, we do not anticipate any such nonperformance.

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

                            CECO ENVIRONMENTAL CORP.

                         ITEM 4. CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to ensure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                            CECO ENVIRONMENTAL CORP.

                           PART II -OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      a. Exhibits

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      b. Reports on Form 8-K

         The Company did not file any Form 8-K during the first quarter of 2003.

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


Date: May 8, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Phillip DeZwirek
Phillip DeZwirek
Chairman of the Board and
Chief Executive Officer
May 8, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration and
Chief Financial Officer
May 8, 2003