Form 10-Q
period 2003-06-30
CECO ENVIRONMENTAL CORP
filed 2003-08-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3120 Forrer Street, Cincinnati, Ohio 45209

(Address of principal executive offices) (Zip Code)

513-458-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at August 6, 2003—9,978,835

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2003

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data
	JUNE 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132	$194
Accounts receivable, net	10,678	12,037
Costs and estimated earnings in excess of billings on uncompleted contracts	6,079	5,287
Inventories	1,893	2,055
Prepaid expenses and other current assets	2,326	2,151

Total current assets	21,108	21,724
Property and equipment, net	10,479	12,122
Goodwill, net	9,527	9,527
Intangibles—finite life, net	855	894
Intangibles—indefinite life	1,395	1,395
Deferred charges and other assets	1,069	1,015

	$44,433	$46,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,694	$2,120
Accounts payable and accrued expenses	9,887	11,675
Billings in excess of costs and estimated earnings on uncompleted contracts	1,453	1,652

Total current liabilities	20,034	15,447

Other liabilities	2,424	2,137
Debt, less current portion	5,235	12,164
Deferred income tax liability	3,480	3,480
Subordinated notes (related party—$3,762 and $3,634, respectively)	4,180	4,038

Total liabilities	35,353	37,266

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,780,055 shares issued at June 30, 2003 and 10,390,956 shares issued at December 31, 2002	104	104
Capital in excess of par value	16,313	16,313
Accumulated deficit	(4,668)	(4,337)
Accumulated other comprehensive loss	(865)	(865)

	10,884	11,215

Less treasury stock, at cost, 801,220 shares in 2003 and 2002	(1,804)	(1,804)

Total shareholders’ equity	9,080	9,411

	$44,433	$46,677

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net sales	$17,754	$18,586	$32,955	$37,465

Costs and expenses:
Cost of sales, exclusive of items shown separately below	14,592	14,949	26,724	29,990
Selling and administrative	2,546	3,053	5,088	6,135
Depreciation and amortization	396	453	799	910

	17,534	18,455	32,611	37,035

Income from operations before other income and interest expense	220	131	344	430

Other income	222	204	222	204
Interest expense (including related party interest of $199 for each three-month and $396 for each six-month period, respectively)	(595)	(670)	(1,188)	(1,353)

Income (loss) from operations before income taxes	(153)	(335)	(622)	(719)
Income tax benefit	(71)	(130)	(291)	(317)

Net income (loss)	$(82)	$(205)	$(331)	$(402)

Per share data:
Basic and diluted net income (loss)	$(.01)	$(.02)	$(.03)	$(.04)

Weighted average number of common shares outstanding:
Basic and diluted	9,852,876	9,578,959	9,722,033	9,580,026

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands	SIX MONTHS ENDED JUNE 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(331)	$(402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	799	910
Other non cash gains included in net loss	(222)	—
Changes in operating assets and liabilities:
Accounts receivable	1,359	4,954
Inventories	162	(297)
Costs and estimated earnings in excess of billings on uncompleted contracts	(792)	(180)
Prepaid expenses and other current assets	(175)	(964)
Accounts payable and accrued expenses	(1,788)	(3,289)
Billings in excess of costs and estimated earnings on uncompleted contracts	(199)	374
Other	(31)	(82)

Net cash (used in) provided by operating activities	(1,218)	1,024

Cash flows from investing activities:
Acquisitions of equipment	(57)	(170)
Proceeds from sale of property	1,568	—

Net cash provided by (used in) investing activities	1,511	(170)

Cash flows from financing activities:
Stock repurchases	—	(118)
Proceeds from employee stock purchase plan	—	9
Stock issuance expenses	—	(125)
Net borrowings on revolving credit line and (repayments) of debt	(355)	(591)

Net cash used in financing activities	(355)	(825)

Net (decrease) increase in cash	(62)	29
Cash and cash equivalents at beginning of the period	194	53

Cash and cash equivalents at end of the period	$132	$82

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$831	$1,761

Income taxes	$15	$152

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month period and six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not recognize any compensation expense in 2003 or 2002 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2003 and 2002 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2002 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(82)	$(205)	$(331)	$(402)
Deduct: compensation cost based on fair value recognition, net of tax	(82)	(106)	(164)	(212)

Pro forma net loss under SFAS No. 123	$(164)	$(311)	$(495)	$(614)

Basic and diluted loss per share:
As reported	$(.01)	$(.02)	$(.03)	$(.04)
Pro forma under SFAS No. 123	$(.02)	$(.03)	$(.05)	$(.06)

Certain amounts in the June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 presentation.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement requires certain gains and losses from extinguishment of debt to be reclassified from extraordinary items. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transaction and Disclosure” which we adopted January 1, 2003. The Statement provides alternative methods of transition for a voluntary change in the fair value method. We do not anticipate making a voluntary change, however we adopted the disclosure requirements effective December 31, 2002.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 21, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations, it assumes under that guarantee. However, the provisions do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions, which apply on a prospective basis beginning January 1, 2003, had no effect on our financial statements in the second quarter of 2003 because there were no guarantees issued or modified during this period. The disclosure requirements of FIN 45 were adopted December 31, 2002 and had no effect on our financial statement disclosures for the second quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The adoption of this interpretation currently has no effect on our financial condition or results of operations, as we do not have any variable interest entities.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the Company’s fiscal 2004). The Company has not yet completed its assessment of the anticipated adoption, if any, of EITF Issue No. 00-21.

3.	Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials and subassemblies	$1,051	$1,202
Finished goods	241	251
Parts for resale	601	602

	$1,893	$2,055

4.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the condensed consolidated financial statements herein reflect the operating results of the segment.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Earnings Per Share

For the three months ended June 30, 2003 and 2002, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,852,876 and 9,578,959, respectively. For the six months ended June 30, 2003 and 2002, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,722,033 and 9,580,026, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,451,000 shares for the three months and six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

6.	Comprehensive Loss

The Company currently records as other comprehensive loss the changes in the additional minimum pension liability, and the change in fair value of the interest rate swap that matured in November 2002. A reconciliation of net loss to total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(82)	$(205)	$(331)	$(402)
Change in fair value of swap, net of tax	—	44	—	121

Total comprehensive loss	$(82)	$(161)	$(331)	$(281)

7.	Debt

At December 31, 2002, our long-term debt, which was classified as Debt less current portion, was $12,164. This was comprised of a revolving line of credit of $4,873 (which matures in January 2004), bank term loans of $7,183 (net of current portion of $2,094) and an other term loan of $108 (net of current portion of $26). At June 30, 2003, long-term debt classified as Debt less current portion was $5,235 consisting solely of a bank term loan (net of current portion of $2,094). Current portion of debt includes $6,600 of our $8,000 revolving line of credit that matures in January 2004 as well as term debt of $2,094 which is due over the next twelve months. We intend to refinance the bank credit facility in the second half of 2003 under a multi-year agreement. Market conditions, Company performance and collateral will become major factors in our refinancing efforts. On May 7, 2003, we received approximately $1,600 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. A $222 gain was recognized during the second quarter of 2003 from the sale of the Conshohocken property as well as a $218 deferred gain, which will be recognized over the ensuing three-year leaseback period. Approximately, $700 was used to reduce the revolving line of credit and the balance was used to reduce term debt. Also, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer has the option to cancel the agreement through September 30, 2003. If we consummate the sale of our Cincinnati, Ohio property, the net proceeds from the sale will significantly affect the amount of the credit facility required as well as the amount of other financing obtained, if any, in connection with the replacement facilities. Ultimately, we believe that we will be able to obtain a suitable refinancing at acceptable rates and terms with collateral and covenants customary in the industry.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The Company’s condensed consolidated statements of operations for the three-month and six-month period ended June 30, 2003 and June 30, 2002 reflect the operations of the Company consolidated with the operations of its subsidiaries.

Consolidated net sales for the second quarter were $17,754,000, a decrease of $832,000 compared to the same quarter in 2002. Consolidated net sales for the first six months of 2003 were $32,955,000, a decrease of $4,510,000 compared to the same period in 2002. The driving factors for this decline were: a) several large projects included in our December 31, 2001 backlog that were completed in 2002 (including work performed for ethanol processing facilities and a specialty textile manufacturer) and b) the continuing weakness in the United States economy.

Orders booked were $16,955,000 during the second quarter of 2003 and $31,305,000 for the first six months of 2003, as compared to $18,100,000 during the second quarter of 2002 and $37,600,000 in the first half of 2002. The decline in bookings was due to the weakness in the economy coupled with several large orders booked in the first quarter of 2002 that were not replaced with comparably sized orders in 2003 (including orders booked for a rockwool insulation manufacturing plant and for a large testing facility).

Second quarter 2003 gross profit was $3,162,000. This compares to gross profit of $3,637,000 during the same period in 2002. Gross profit as a percentage of revenues for the three-month period ended June 30, 2003 was 17.8% compared with 19.6% for the comparable period in 2002. Gross profit was $6,231,000 for the first six months of 2003, a decrease of $1,244,000 compared to the same period in 2002. Gross profit as a percentage of revenues for the first six months of 2003 was 18.9% compared with 20.0% for the comparable period in 2002.

Selling and administrative expenses decreased by $507,000 or 16.6% to $2,546,000 during the second quarter of 2003 from $3,053,000 in the same period of 2002. Selling and administrative expenses decreased by $1,047,000 or 17.1% to $5,088,000 during the first six months of 2003 from $6,135,000 in the same period of 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented cost reduction initiatives in May 2002, September 2002 and May 2003, which are expected to generate an annualized operating cost savings of approximately $2,800,000. These cost savings as well as our cost containment efforts were the principal reasons for the decrease in selling and administrative expenses.

Depreciation and amortization decreased by $57,000 to $396,000 during the second quarter of 2003 from $453,000 in the same period of 2002. Depreciation and amortization decreased by $111,000 to $799,000 in the first six months of 2003 from $910,000 in the same period of 2002.

Other income for the three-month and six-month periods ended June 30, 2003 was $222,000 compared with income of $204,000 in the comparable periods in 2002. The other income during the second quarter of 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $218,000 will be recognized over the ensuing three-year leaseback period. The other income during the second

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

quarter of 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company’s stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income.

Interest expense decreased by $75,000 to $595,000 from $670,000 during the second quarter of 2003. Interest expense decreased by $165,000 to $1,188,000 from $1,353,000. The decrease was due to lower debt outstanding during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $71,000 during the second quarter of 2003 compared with a tax benefit of $130,000 for the same period in 2002. Federal and state income tax benefit was $291,000 for the first six months of 2003, a decrease of $26,000 from the comparable period in 2002. The federal and state income tax benefit in the second quarter and first six months of 2003 was 47%, which reflects the estimated effective tax rate for 2003. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net loss for the quarter ended June 30, 2003 was ($82,000) compared with a net loss of ($205,000) for the same period in 2002. Net loss for the six months ended June 30, 2003 was ($331,000) compared with a net loss of ($402,000) for the same period in 2002.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of June 30, 2003 was $13,200,000 compared to $14,600,000 as of December 31, 2002. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

At June 30, 2003 and December 31, 2002, cash and cash equivalents totaled $132,000 and $194,000, respectively.

Cash used in operating activities for the six-month period ended June 30, 2003 was ($1,218,000) compared to cash provided by operating activities of $1,024,000 for the comparable period in 2002. This fluctuation results primarily from the reduction in accounts receivable, which generated cash flows of $1,359,000 during the six-months ended June 30, 2003 compared to $4,954,000 during the same period in 2002. This was partially offset by a reduction in cash used for prepaid expenses and other current assets and accounts payable and accrued expenses.

Total bank and related debt as of June 30, 2003 was $13,929,000 as compared to $14,284,000 at December 31, 2002, a decrease of $355,000, due to net payments under the bank credit facilities.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Unused credit availability under our revolving line of credit at June 30, 2003 was $1,400,000. The bank credit facility was amended in March 2002 and November 2002 by reducing the minimum coverage requirements under several financial covenants through December 31, 2003, raising interest rates by 3%, reducing scheduled principal payments in 2002 through 2004 and changing the maturity of the revolving line of credit to January 2004 from April 2003.

At December 31, 2002, our long-term debt, which was classified as Debt less current portion, was $12,164,000. This was comprised of a revolving line of credit of $4,873,000 (which matures in January 2004), bank term loans of $7,183,000 (net of current portion of $2,094,000) and an other term loan of $108,000 (net of current portion of $26,000). At June 30, 2003, long-term debt classified as Debt less current portion was $5,235,000 consisting solely of a bank term loan (net of current portion of $2,094,000). Current portion of debt includes $6,600,000 of our $8,000,000 revolving line of credit that matures in January 2004 as well as term debt of $2,094,000 which is due over the next twelve months. We intend to refinance the bank credit facility in the second half of 2003 under a multi-year agreement. Market conditions, Company performance and collateral will become major factors in our refinancing efforts. However, on May 7, 2003, we received approximately $1,600,000 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. Also, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer has the option to cancel the agreement through September 30, 2003. If we consummate the sale of our Cincinnati, Ohio property, the net proceeds from the sale will significantly affect the amount of the credit facility required as well as the amount of other financing obtained, if any, in connection with the replacement facilities. Ultimately, we believe that we will be able to obtain a suitable refinancing at acceptable rates and terms with collateral and covenants customary in the industry.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $57,000 for the first six months of 2003 compared with $170,000 for the same period in 2002. We are managing our capital expenditure spending in light of the current level of sales. Capital expenditures for property and equipment are anticipated to be in the range of $200,000 to $400,000 for 2003 and will be funded by cash from operations and/or line of credit borrowing. In addition as discussed above, we received cash proceeds of approximately $1,600,000 from the sale of our Conshohocken property. Additional capital expenditures related to the acquisition of replacement facilities may be incurred pending the successful completion of the sale of our property in Cincinnati, Ohio.

Financing activities used cash of $355,000 during the first six months of 2003 compared with cash used of $825,000 during the same period of 2002. Current year financing activities included net payments under the bank credit facility.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Forward-Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Annual Report to Shareholders, Form 10-K or Form 8-K of the Company or any other written or oral statements made by or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are “forward-looking statements,” and are based on management’s current expectations of our near-term results, based on current information available pertaining to us.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are designed to ensure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on June 11, 2003, the shareholders of CECO Environmental Corp. took the following actions:

1.	Elected the following six directors for terms to expire at the 2004 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Number of Shares
Director	For	Against
Richard J. Blum	6,760,447	54,242
Phillip DeZwirek	6,760,447	54,242
Jason Louis DeZwirek	6,370,463	444,226
Josephine Grivas	6,370,463	444,226
Melvin F. Lazar	6,760,447	54,242
Donald A. Wright	6,760,447	54,242

2.	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was follows:

Votes For:	6,790,873
Votes Against:	13,640
Votes Abstained:	10,176

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

Exhibit 31.1 Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 31.2 Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

The Company did not file any Form 8-K during the second quarter of 2003.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Marshall J. Morris
Marshall J. Morris V.P.—Finance and Administration and Chief Financial Officer

Date: August 13, 2003