Form 10-Q
period 2003-09-30
CECO ENVIRONMENTAL CORP
filed 2003-11-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street, Cincinnati, Ohio 45209

(Address of principal executive offices) (Zip Code)

513-458-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at November 12, 2003 - 9,978,835

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2003

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81	$194
Accounts receivable, net	13,643	12,037
Costs and estimated earnings in excess of billings on uncompleted contracts	4,605	5,287
Inventories	1,829	2,055
Prepaid expenses and other current assets	2,373	2,151

Total current assets	22,531	21,724

Property and equipment, net	10,234	12,122
Goodwill, net	9,527	9,527
Intangibles – finite life, net	835	894
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	1,011	1,015

	$45,533	$46,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,094	$2,120
Accounts payable and accrued expenses	10,458	11,675
Billings in excess of costs and estimated earnings on uncompleted contracts	3,265	1,652

Total current liabilities	15,817	15,447

Other liabilities	2,443	2,137
Debt, less current portion	9,012	12,164
Deferred income tax liability	3,480	3,480
Subordinated notes (related party - $5,028 and $3,634, respectively)	5,453	4,038

Total liabilities	36,205	37,266

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,780,055 shares issued at September 30, 2003 and 10,390,956 shares issued at December 31, 2002	104	104
Capital in excess of par value	16,324	16,313
Accumulated deficit	(4,431)	(4,337)
Accumulated other comprehensive loss	(865)	(865)

	11,132	11,215
Less treasury stock, at cost, 801,220 shares in 2003 and 2002	(1,804)	(1,804)

Total shareholders’ equity	9,328	9,411

	$45,533	$46,677

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net sales	$17,039	$19,581	$49,994	$57,046

Costs and expenses:
Cost of sales, exclusive of items shown separately below	13,543	15,790	40,267	45,780
Selling and administrative	2,443	2,867	7,531	9,002
Depreciation and amortization	392	406	1,191	1,316

	16,378	19,063	48,989	56,098

Income from operations before other income and interest expense	661	518	1,005	948
Other income	17	—	239	204
Interest expense (including related party interest of $199 for each three-month and $595 for each nine-month period, respectively)	(554)	(703)	(1,742)	(2,056)

Income (loss) from operations before income taxes	124	(185)	(498)	(904)
Income tax benefit	(113)	(246)	(404)	(563)

Net income (loss)	$237	$61	$(94)	$(341)

Per share data:
Basic net income (loss)	$.02	$.01	$(.01)	$(.04)

Diluted net income (loss)	$.02	$.01	$(.01)	$(.04)

Weighted average number of common shares outstanding:
Basic	9,978,835	9,581,983	9,808,574	9,580,686

Diluted	10,021,741	9,723,595	9,808,574	9,580,686

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(94)	$(341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,191	1,316
Other non cash gains included in net loss	239	—
Changes in operating assets and liabilities:
Accounts receivable	(1,606)	4,313
Inventories	226	(396)
Costs and estimated earnings in excess of billings on uncompleted contracts	682	(27)
Prepaid expenses and other current assets	(222)	(767)
Accounts payable and accrued expenses	(1,217)	(2,577)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,613	(322)
Other	(438)	(14)

Net cash provided by operating activities	374	1,185

Cash flows from investing activities:
Acquisitions of equipment	(88)	(241)
Proceeds from sale of property	1,568	—

Net cash provided by (used in) investing activities	1,480	(241)

Cash flows from financing activities:
Stock repurchases	—	(118)
Proceeds from employee stock purchase plan	11	9
Stock issuance expenses	—	(125)
Proceeds from subordinated debt	1,200	—
Net (repayments) borrowings on revolving credit line and (repayments) of debt	(3,178)	(647)

Net cash used in financing activities	(1,967)	(881)

Net (decrease) increase in cash	(113)	63
Cash and cash equivalents at beginning of the period	194	53

Cash and cash equivalents at end of the period	$81	$116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:
Interest	$1,124	$2,211

Income taxes	$(156)	$168

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table compares 2003 and 2002 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2002 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$237	$61	$(94)	$(341)
Deduct: compensation cost based on fair value recognition, net of tax	(82)	(106)	(246)	(318)

Pro forma net income (loss) under SFAS No. 123	$155	$(45)	$(340)	$(659)

Net income (loss) loss per share:
Basic as reported	$.02	$.01	$(.01)	$(.04)
Basic pro forma under SFAS No. 123	$.02	$.00	$(.03)	$(.07)
Diluted as reported	$.02	$.01	$(.01)	$(.04)
Diluted pro forma under SFAS No. 123	$.02	$.00	$(.03)	$(.07)

Certain amounts in the September 30, 2002 financial statements have been reclassified to conform to the September 30, 2003 presentation.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which we adopted January 1, 2003. The Statement provides alternative methods of transition for a voluntary change in the fair value method. We adopted the disclosure requirements effective December 31, 2002 and we are currently evaluating the voluntary change to the fair value method.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations, it assumes under that guarantee. However, the provisions do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions, which apply on a prospective basis beginning January 1, 2003, had no effect on our financial statements in 2003 because there were no guarantees issued or modified during this period. The disclosure requirements of FIN 45 were adopted December 31, 2002 and had no effect on our financial statement disclosures for the third quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The adoption of this interpretation on January 1, 2004 currently is not expected to affect our financial condition or results of operations, as we do not have any variable interest entities.

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

3.	Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002

Raw materials and subassemblies	$989	$1,202
Finished goods	235	251
Parts for resale	605	602

	$1,829	$2,055

4.	Business Segment Information

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

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended September 30, 2003 and 2002. There were no adjustments to net income for the basic or diluted earnings per share (EPS) computations.

	Three Months ended September 30,
	2003	2002
Basic weighted average number of common shares outstanding	9,978,835	9,581,983
Effect of dilutive securities	42,906	141,612

Diluted weighted average number of common shares outstanding	10,021,741	9,723,595

We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,446,000 and 3,488,500 shares for the nine-month periods ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Options and warrants to purchase 2,446,000 and 2,488,500 shares for the three-month periods ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares. There were no adjustments to net income (loss) for the basic or diluted earnings per share computations.

6.	Comprehensive Income (Loss)

The Company currently records as other comprehensive income (loss) the changes in the additional minimum pension liability, and the change in fair value of the interest rate swap that matured in November 2002. A reconciliation of net income (loss) to total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$237	$61	$(94)	$(341)
Change in fair value of swap, net of tax	—	66	—	187

Total comprehensive income (loss)	$237	$127	$(94)	$(154)

7.	Debt

The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7	Debt-continued

We opted to amend the existing agreement rather than refinance the entire credit facility as discussed in the second quarter because of current market conditions. However, we will continue to monitor such market conditions and could consider refinancing alternatives in future periods.

On September 30, 2003, $1,200 of subordinated debt was raised from a related party with a maturity of April 30, 2005 and interest rate of 6% per annum. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit.

On May 7, 2003, we received approximately $1,600 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700 was used to reduce the revolving line of credit and the balance was used to reduce term debt. In addition, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer had the option to cancel the agreement through September 30, 2003. The buyer did not exercise the option to consummate the sale of the property. Accordingly, the agreement was effectively cancelled as of the termination date, September 30, 2003.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 reflect the operations of the Company consolidated with the operations of its subsidiaries.

Consolidated net sales for the third quarter were $17,039,000, a decrease of $2,542,000 compared to the same quarter in 2002. Consolidated net sales for the first nine months of 2003 were $49,994,000, a decrease of $7,052,000 compared to the same period in 2002. The driving factors for this decline were: a) several large projects included in our December 31, 2001 backlog that were completed in 2002 (including work performed for ethanol processing facilities and a specialty textile manufacturer), b) sales generated by large orders booked in 2002 (including work performed for a large testing facility, a cement manufacturing facility and a major automotive manufacturer) and c) the continuing weakness in the United States economy. Net sales during the third quarter and nine months ended September 30, 2002 also included $160,000 and $550,000 revenue generated from operations divested in 2002, respectively.

Orders booked were $16,500,000 during the third quarter of 2003 and $47,800,000 for the first nine months of 2003, as compared to $20,500,000 during the third quarter of 2002 and $58,100,000 in the nine months of 2002. The decline in bookings was due to the weakness in the economy coupled with several large orders booked in the first nine-months of 2002 that were not replaced with comparably sized orders in 2003 (including orders booked for a rockwool insulation manufacturing plant, a large testing facility, a cement manufacturing facility and for a major automotive manufacturer). We have experienced an increased level of customer inquiry and quoting activities relative to the first and second quarters of 2003. This may be partially attributable to a perceived improvement in the economy by our customers which could result in increased air-quality related capital spending. This favorable trend could lead to an increase in our future sales.

Third quarter 2003 gross profit was $3,496,000. This compares to gross profit of $3,791,000 during the same period in 2002. Gross profit as a percentage of revenues improved during the three-month period ended September 30, 2003 to 20.5% compared with 19.4% for the comparable period in 2002. This improvement was due to our product line mix and higher margins realized in our contracting operations coupled with lower fixed factory overhead costs. Gross profit was $9,727,000 for the first nine months of 2003, a decrease of $1,539,000 compared to the same period in 2002. Gross profit as a percentage of revenues for the first nine months of 2003 was 19.5% compared with 19.7% for the comparable period in 2002.

Selling and administrative expenses decreased by $424,000 or 14.8% to $2,443,000 during the third quarter of 2003 from $2,867,000 in the same period of 2002. Selling and administrative expenses decreased by $1,471,000 or 16.3% to $7,531,000 during the first nine months of 2003 from $9,002,000 in the same period of 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented cost reduction initiatives in May 2002, September 2002 and May 2003,

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

which are expected to generate an annualized operating cost savings of approximately $2,800,000. These cost savings, which are primarily due to a reduction in our workforce, and our cost containment efforts, were the principal reasons for the decrease in selling and administrative expenses.

Depreciation and amortization decreased by $14,000 to $392,000 during the third quarter of 2003 from $406,000 in the same period of 2002. Depreciation and amortization decreased by $125,000 to $1,191,000 in the first nine months of 2003 from $1,316,000 in the same period of 2002.

Other income for the three-month and nine-month periods ended September 30, 2003 was $17,000 compared with $0 in the comparable period in 2002. Other income for the nine-month period ended September 30, 2003 was $239,000 compared with $204,000 in the comparable period in 2002. The other income during the third quarter and nine-months ended September 30, 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $200,000 will be recognized over the ensuing three-year leaseback period. The other income during the second quarter of 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company’s stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income.

Interest expense decreased by $149,000 to $554,000 from $703,000 during the third quarter of 2003. Interest expense decreased by $314,000 to $1,742,000 from $2,056,000. The decrease was due to lower debt outstanding during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $113,000 during the third quarter of 2003 compared with a tax benefit of $246,000 for the same period in 2002. Federal and state income tax benefit was $404,000 for the first nine months of 2003, a decrease of $159,000 from the comparable period in 2002. The federal and state income tax benefit in the third quarter was 91% and first nine months of 2003 was 81%, which reflects the estimated effective tax rate for 2003 based on a reduction in our estimated pretax income for calendar year 2003. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense, which has a greater effect on our effective tax rate at lower amounts of pretax income.

Net income for the quarter ended September 30, 2003 was $237,000 compared with net income of $61,000 for the same period in 2002. Net loss for the nine months ended September 30, 2003 was ($94,000) compared with a net loss of ($341,000) for the same period in 2002.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of September 30, 2003 was $13,000,000 compared to $14,600,000 as of December 31, 2002. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 2003, net cash provided by operating activities was $374,000 compared with net cash provided by operating activities of $1,185,000 in the first nine months of 2002. In the first nine months of 2003, cash was used in operating activities resulting from an increase in accounts receivable of $1,606,000, primarily due to an increase in days sales outstanding (which is a relative measure of accounts receivable turnover into cash). Cash used in operating activities was also the result of a reduction in accounts payable and accrued expenses of $1,217,000 primarily due to reduced purchases on lower sales volume. Cash was provided by a reduction in costs and earnings in excess of billings and billings in excess of costs and earnings on uncompleted projects of $2,295,000 due to increased billings during the current quarter. A reduction in inventories of $226,000 due to reductions in raw materials and subassemblies also provided cash from operating activities. Other changes in working capital items provided cash used cash of $222,000.

Significant changes in cash flows from operating activities in the first nine months of 2002 included a decrease in accounts receivable providing cash of $4,313,000, primarily due to decreased sales relative to the fourth quarter of 2001. Cash used in operating activities was the result of an increase in inventories of $396,000 primarily due to an increase in raw materials, subassemblies and finished goods. Cash was also used as a result of an increase in costs and earnings in excess of billings and billings in excess of costs and earnings on uncompleted projects of $349,000 due to decreased billings during the third quarter of 2002. Decreases in accounts payable and accrued expenses used cash of $2,577,000 primarily due to reduced purchases on lower sales volume and payments for accrued compensation and accrued interest during the first nine months of 2002. Other changes in working capital items used cash of $767,000.

At September 30, 2003 and December 31, 2002, cash and cash equivalents totaled $81,000 and $194,000, respectively.

Total bank and related debt as of September 30, 2003 was $11,106,000 as compared to $14,284,000 at December 31, 2002, a decrease of $3,178,000, due to net payments under the bank credit facilities.

Unused credit availability under our revolving line of credit at September 30, 2003 was $3,700,000. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004. We opted to amend the existing agreement rather than refinance the entire credit facility as discussed in the second quarter because of current market conditions. However, we will continue to monitor such market conditions and could consider refinancing alternatives in future periods. On September 30, 2003, $1,200,000 of subordinated debt was raised from a related party with a maturity of April 30, 2005 and interest rate of 6% per annum. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

On May 7, 2003, we received approximately $1,600,000 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. Also, in February 2003, we accepted an offer to sell our property in Cincinnati, Ohio where the buyer had the option to cancel the agreement through September 30, 2003. The buyer did not exercise the option to consummate the sale of the property. Accordingly, the agreement was effectively cancelled as of the termination date, September 30, 2003.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $88,000 for the first nine months of 2003 compared with $241,000 for the same period in 2002. We are managing our capital expenditure spending in light of the current level of sales. Capital expenditures for property and equipment are anticipated to be in the range of $100,000 to $300,000 for 2003 and will be funded by cash from operations and/or line of credit borrowing. In addition as discussed above, we received cash proceeds of approximately $1,600,000 from the sale of our Conshohocken property.

Financing activities used cash of $1,967,000 during the first nine months of 2003 compared with cash used of $881,000 during the same period of 2002. Current year financing activities included net payments under the bank credit facility and $1,200,000 from proceeds received under a new subordinated debt obligation discussed earlier.

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

Pension Plans — The funded status of our pension plans is dependent upon various factors, including returns on invested assets and long-term interest rates, which influence the discount rate used to determine the benefit obligation. The declines in the performance of the U.S. financial markets during 2002 combined with lower long term interest rates at our measurement date of December 31, 2002, increased the under funded status of our pension plans at December 31, 2002 and we were required to record an adjustment to increase our minimum pension liability at December 31, 2002 by approximately $750,000. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2003 and will be affected by the performance of plan assets and the long term interest rates at December 31, 2003.

Based on economic factors existing at September 30, 2003, primarily the return on invested assets and the long term interest rates, it is possible that we may have to increase our minimum pension liability at December 31, 2003, by recording a non-cash, non-income statement adjustment to Shareholders’ Equity. Regardless of the outcome, at this time we do not expect to make any additional regulatory mandated plan contributions in 2003, however there can be no assurance that regulatory mandated plan contributions would not be required in future periods.

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

The Company did not file any Form 8-K during the third quarter of 2003.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration and Chief Financial Officer

Date: November 13, 2003