Form 10-K
period 2003-12-31
CECO ENVIRONMENTAL CORP
filed 2004-03-29
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section (g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

Issuer’s Revenues for its most recent fiscal year: $68,965,000

Aggregate market value of voting stock held by non-affiliates of Registrant (based on the last sale price on June 30, 2003): $10,614,584

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 9,984,974 shares of common stock, par value $0.01 per share, as of March 10, 2004.

Documents Incorporated by Reference

The Exhibit Index incorporates several documents by reference as indicated therein.

PART I

Item 1.    Business

General

CECO Environmental Corp. (“CECO”) was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services.

Unless the context indicates otherwise, the terms “Company”, “we”, “us”, and “our”, as used herein refers to CECO Environmental Corp. (the Registrant) and its subsidiaries.

We market our products and services under the following trade names: “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, and “K&B Duct”.

Beginning in fiscal year 1999 and continuing into 2004, we transitioned from a products-based company to a solutions-based provider. Several accomplishments that helped us with this transformation include:

•	We made key operating management changes within our business.

•	We implemented a target sales approach with “Centers of Excellence” industry teams to identify and capture profitable sales and cross-marketing opportunities throughout our organization.

•	We put into action operating plans to help us realize synergies created after the acquisition of Kirk & Blum.

•	We completed the consolidation of our administrative and finance functions to Cincinnati, Ohio.

•	We sold the assets of Air Purator Corporation (“APC”) and the assets of Busch Martec, as those divisions did not serve the vision for our future operations.

•	We launched the CECO Abatement product line in May 2001 to leverage existing fabrication and installation resources for thermal oxidation technology by adding higher-level engineering design capabilities.

•	We established the K&B Duct product line to complement an existing product line.

•	We realigned marketing into a single centralized company-wide function.

•	We placed the responsibility for resource management of our engineering and design personnel under a single manager.

•	We continue to emphasize the recognized CECO brand names (Kirk & Blum, kbd/Technic, CECO Filters, Busch International, CECO Abatement Systems and K&B Duct) to align with “sales channels”.

•	We added CECO Filters India Pvt. Ltd. in February 2004 to penetrate the Asian market under the CECO Filters trade name.

The transition was initiated by the acquisition of Kirk & Blum and kbd/Technic on December 7, 1999, which fundamentally changed the size of our business and focus. The addition of Kirk & Blum, 89.2% of whose net sales arose from the fabrication and installation of industrial ventilation, dust, fume and mist control systems, added a new dimension to our product lines that broadened our coverage of air pollution control technology. In 1999, Kirk & Blum and kbd/Technic had combined revenue of $70.4 million (unaudited), while the revenue of CECO and its subsidiaries (other than Kirk & Blum and kbd/Technic) for that period was $17.5 million. Prior to December 1999, CECO Filters was the Company’s primary operating subsidiary. Its primary business was acting as an equipment manufacturer and seller. Specifically, its major products were industrial air filters known as fiber bed mist eliminators.

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

Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The Environmental Protection Agency (“EPA”) and Occupational Safety and Health Administrative Agency (“OSHA”), as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology (“MACT”) standards and OSHA established Threshold Limit Values (“TLV”) for more than 1,000 industrial contaminants. Bio-terrorism threats have also increased awareness for improved industrial workplace air quality. Any of these factors, whether individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, in a weak economy customers tend to (a) lengthen the time from their initial inquiry to the purchase order or (b) defer purchases.

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

Our operating framework has developed into a “hub and spoke” business model whereby executive management, finance, administrative and marketing staff serve as the hub and sales channels serve as spokes. This philosophy is used throughout our operations.

We have four principal product lines, which are marketed under the Kirk & Blum trade name, all evolving from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with seven strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. The product lines primarily sold on a turnkey basis include oil mist collection, dust collection, industrial exhaust, chip collection, industrial baghouses, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric, General Motors, Procter & Gamble, Ingersoll Milling Machine, Lafarge, Corning, RR Donnelley, Toyota, Matsushita, and Alcoa. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets.

We provide custom metal fabrication services at our Cincinnati, Ohio and Lexington, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals and perform the majority of the fabrication for CECO Filters, Busch International, and CECO Abatement. We have developed significant expertise in custom sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Generally, we will market custom fabrication services under a long-term sales agreement. Representative customers include Siemens and General Electric.

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

Our engineering and design services are also marketed under the kbd/Technic trade name to provide engineering services directly to customers related to air system testing and balancing, source emission testing, and industrial ventilation engineering. Representative customers include General Motors, Ford, Toyota, Quaker Oats, Nissan and Delphi.

Our filtering equipment is also marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acid, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt and pharmaceutical products. In February 2004, we established CECO Filters India Pvt. Ltd. in Chennai, India to market filtering equipment under the CECO Filters trade name to extend our penetration into Asia.

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

OTHER INFORMATION

Kirk & Blum Acquisition

The financing for the Kirk & Blum transaction was provided by a bank loan facility in the original amount of $25 million in term loans and a $10 million revolving credit facility. The bank loan facility was provided by PNC Bank, N.A., Fifth Third Bank and Bank One, N.A. (the “Bank Facility”). In connection with these loans, the banks providing the Bank Facility received a lien on substantially all of our assets.

The bank facility has been amended through eight amendments to, among other things, reduce minimum coverage under several financial covenants. Additional fees have been paid and prepayments of principal on the Bank Facility have been made in connection with these amendments.

In addition, as a condition to obtaining the Bank Facility, we placed $5 million of subordinated debt. The proceeds of the bank loans and the additional $5 million of subordinated debt were used to pay the purchase prices for Kirk & Blum and kbd/Technic, and to pay expenses incurred in connection with the acquisitions, to refinance existing indebtedness and for working capital purposes.

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction included investments of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”), $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. These investors were also issued warrants to purchase 1,000,000 shares of Common Stock in the aggregate (the “Subdebt Warrants”) at a price of $2.25 per share, the fair market value of the shares at date of issuance. ICS Trustee Services, Ltd. and Harvey Sandler are not our affiliates. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder, and 50% by Jason Louis DeZwirek, Phillip DeZwirek’s son, a director and Secretary of the Company and a major stockholder of the Company. The promissory notes, which were issued to evidence the subordinated debt, provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Payments of interest are subject to the subordination agreement with the banks providing the financing referred to above.

Equity Transactions

In December 2001, the Subdebt Warrants were exercised for 1,000,000 shares, and we received gross proceeds of $2.3 million from such exercise.

On December 31, 2001, we completed a $2,120,000 equity raise consisting of the sale of 706,668 shares of our common stock, at a price of $3.00 per share, and the issuance of warrants (“Warrants”) to purchase 353,334 shares of our common stock (collectively, with the 706,668 shares, the “Investor Shares”) at an initial exercise price of $3.60 per share, to a group of accredited investors (the “Investors”) led by Crestview Capital Fund, L.P., a Chicago-based private investment fund. We used these proceeds along with the proceeds received from the exercise of the Subdebt Warrants, to pay down the Bank Facility. As part of our contractual obligations to the Investors, we registered the Investor Shares on a Form S-1, which became effective on May 15, 2002. The shares that were issued upon exercise of the Subdebt Warrants and the 14,000 shares underlying warrants that were issued as a finder’s fee in connection with the sale of shares to the Investors were also included in the Form S-1, for a total of 2,074,002 shares. On April 30, 2003 and May 2, 2003, we filed a Post-Effective Amendment on Form S-3 to Form S-1/A with respect to such shares. Under the terms of the Subscription Agreement, we are no longer required to keep the registration statement effective.

Under the Subscription Agreement CECO entered into with the Investors, we were required to issue to such Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002. Based on the results of this formula, 382,237 additional shares were issued to the Investors in April 2003.

Asset Sales

In December 2001, we sold the fixed assets and inventory of Air Purator Corp. (“APC”) and received notes totaling $475,000. The notes, which were due primarily in March 2002, were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250,000 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on sale during the third and fourth quarters of 2002 totaling $250,000. The net assets and operations of APC were not material to our consolidated operations.

We sold the assets of Busch Martec during 2002 because those assets no longer served our vision for future operations. Busch Martec’s assets are insignificant to the consolidated financial statements.

APC was engaged in the manufacture of non-woven specialty needled fiberglass fabrics and Busch MARTEC acted as a manufacturer’s representative with manufacturers of air and fluid products. We no longer engage in those activities.

Due to our increased efficiencies and subsequent need for less space, we sold the property we owned in Conshohocken, Pennsylvania in May 2003 and entered into a lease for approximately half of the property with the purchaser. The net proceeds from the sale of the property were used to reduce our outstanding debt. We recognized net savings, as it was cost effective to sell the property and lease back half of the space.

Customers

No customer comprised 10% or more of our net revenues for 2003. We do not depend upon any one or few customers.

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

Backlog

Backlog represented by firm purchase orders from our customers was approximately $7.3 million and $14.6 million at the end of the fiscal years 2003 and 2002, respectively. 2002 backlog was completed in 2003. The 2003 backlog is expected to be completed in 2004.

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

Research and Development

During 2003, 2002, and 2001, costs expended in research and development have not been significant. Such costs are generally included as factors in determining pricing.

Employees

We had 427 full-time employees and 5 part-time employees as of December 31, 2003. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. Various union contracts expire from March 2005 to October 2008.

Our operations are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of its key executives could have a material adverse effect upon our operations.

Intellectual Property

There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

We purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. The Patent and Trademark Office (“PTO”) records do not currently reflect such transfer. We plan on attempting to obtain the proper documentation to file with the PTO. JET*STAR™ systems constituted $0.3 million of revenues in 2003.

We hold a US patent for our N-SERT® and X-SERT® prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiberbed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance. We were assigned the patent to a multiple throat narrow gap venturi scrubber, which patent may have significant value. We plan to attempt to file the proper documentation with the PTO to reflect proper ownership. Current PTO records indicate that the party from which we obtained such patent owns such patent.

Affiliated Stock Purchase

In September 2002, Registrant purchased 31,536,440 shares of CECO Filters, Inc. (“Filters”) in consideration for the cancellation of Filter’s debt of $3,044,423 owed to CECO Group, Inc. (“Group”) and $109,221 owed to Registrant. Registrant then immediately assigned such shares to Group. Group currently owns approximately 99% of the shares of Filters.

Financial Information about Geographic Areas

For 2003, 2002 and 2001, sales to customers outside the United States, including export sales, accounted for approximately 1%, 2% and 2%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are generally denominated in U.S. dollars. We do not currently maintain long-lived assets outside the United States.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the factors listed below should be considered in evaluating our business and prospects. This Annual Report on Form 10-K contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to publicly update any forward-looking statements.

Operating at a Loss

We have incurred net losses for our past 5 fiscal years. There are no assurances that we will achieve or sustain profitability.

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

Continued Control by Management

As of the date of this Annual Report on Form 10-K, management of the Company beneficially owns approximately 55% of the Company’s outstanding common stock, assuming the exercise of currently exercisable warrants and options held by management. Our stockholders do not have the right to cumulative voting in the election of directors. Accordingly, present stockholders will be in a position to exert control over our business and operations, including the election of our directors.

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

Leverage

We are highly leveraged. We currently have loan facilities, including a term loan and line of credit, with PNC Bank, National Association; Bank One, N.A.; and Fifth Third Bank. The terms of such loan facilities have been revised through eight separate amendments in order to alter some of the financial covenants made by us to prevent CECO from being in default of such covenants.

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

Future Sales by Our Stockholders May Adversely Affect Our Stock Price and Our Ability to Raise Funds in New Stock Offerings

We registered up to 2,074,002 shares of common stock which the holders intend to sell in the public market. To our knowledge, approximately 302,221 shares of common stock have been sold under the registration statement through March 15, 2004. Additional sales may cause our stock price to decline. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. In addition, Phillip DeZwirek has warrants to purchase 2,250,000 shares of CECO common stock, which shares we are obligated to register upon demand. Should Mr. DeZwirek elect to sell such shares, such sales may cause our stock price to decline.

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

International War and Possibility of Acts of Terrorism Could Adversely Impact Us

The involvement of the United States in the conflict in the Middle East or elsewhere or a significant act of terrorism on U.S. soil or elsewhere could have an adverse impact on us by, among other things, disrupting our information or distribution systems, causing dramatic increases in fuel prices thereby increasing the costs of doing business, or impeding the flow of imports or domestic products to us.

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

We own a 33,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky and a 33,000 square foot facility in Lexington, Kentucky.

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration
Columbia, Tennessee	28,920	$74,240	August 2005
Greensboro, North Carolina	30,000	$120,000	August 2006
Defiance, Ohio	10,000	$27,400	July 2004
Pittsburgh, Pennsylvania	4,000	$48,000	May 2006
Chicago, Illinois	1,250	$20,000	January 2006
Conshohocken, Pennsylvania	16,000	$88,000	May 2006
Canton, Mississippi	7,500	$16,800	October 2004

All properties owned are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

We consider the properties adequate for their respective purposes.

Due to our increased efficiencies and subsequent need for less space, we sold the property we owned in Conshohocken, Pennsylvania in May 2003. We then entered into a lease for approximately half of the property’s space with the purchaser. The net proceeds were used to reduce our outstanding debt.

In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004, subject to various contingencies. If we consummate the sale, the net proceeds could be used to reduce the amount of credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 11, 2003. At the meeting, directors Phillip DeZwirek, Jason Louis DeZwirek, Richard Blum, Josephine Grivas, Melvin Lazar and Donald Wright were elected, and the appointment of Deloitte & Touche LLP as our accountants was ratified. The votes for the appointment of Deloitte & Touche LLP were 6,790,873 with 13,640 against and 10,176 abstentions.

The votes for and against the directors were as follows. There were no abstentions:

	For	Against
Phillip DeZwirek	6,760,447	54,242
Jason Louis DeZwirek	6,370,463	444,226
Richard Blum	6,760,447	54,242
Josephine Grivas	6,370,463	444,226
Melvin F. Lazar	6,760,447	54,242
Donald A. Wright	6,760,447	54,242

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

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

CECO Common Stock Bids			CECO Common Stock Bids			CECO Common Stock Bids
2002	High	Low	2003	High	Low	2004	High	Low
1st Quarter	$3.95	$3.02	1st Quarter	$1.95	$1.65	1st Quarter	$2.01	$1.65
2nd Quarter	$3.95	$2.25	2nd Quarter	$2.06	$1.55	(through March 12, 2004)
3rd Quarter	$2.40	$1.75	3rd Quarter	$2.10	$1.59
4th Quarter	$2.18	$1.75	4th Quarter	$2.00	$1.50

(b) The approximate number of beneficial holders of our common stock as of March 14, 2004 was 1,400.

(c) We paid no dividends during the fiscal years ended December 31, 2003 or 2002. We do not expect to pay dividends in the foreseeable future. We are party to various loan documents, which prevent us from paying any dividends.

(d) Information relating to securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below in this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

The following table sets forth our selected financial information. The financial information for the years ended December 31, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 2000 and as of December 31, 1999 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2003	2002(1)	2001(2)	2000(3)	1999
	(in thousands, except per share amount)
Statement of operations information:
Net sales	$68,965	$78,877	$90,994	$89,817	$22,414
Gross profit, excluding depreciation and amortization	13,817	15,892	18,532	18,097	8,387
Depreciation and amortization	1,581	1,789	2,320	2,154	729
(Loss) from continuing operations	(166)	(123)	(264)	(690)	(434)
Discontinued operations	—	—	—	—	(509)
Net (loss)	(166)	(123)	(264)	(690)	(943)
Basic and diluted net (loss) earnings per share from continuing operations(5)	(.02)	(.01)	(.03)	(.08)	(.05)
Basic and diluted net (loss) earnings per share(5)	(.02)	(.01)	(.03)	(.08)	(.11)
Weighted average shares outstanding (in thousands)
Basic	9,852	9,582	7,899	8,195	8,485
Diluted	9,852	9,582	7,899	8,195	8,485
Supplemental financial data:
Ratio of earnings to fixed charges(6)	n/a	n/a	n/a	n/a	n/a
Deficiency(6)	$(228)	$(339)	$(141)	$(1,032)	$(281)
Cash flows from operating activities	1,593	3,701	4,382	2,630	(846)

	At December 31,
	2003	2002(1)	2001(2)	2000(3)	1999
	(dollars in thousands)
Balance sheet information:
Working capital	$5,678	$6,187	$8,063	$10,690	$14,504
Total assets	43,123	46,677	53,030	54,954	56,448
Short-term debt	2,094	2,120	2,826	3,776	2,788
Long-term debt	13,388	16,202	18,588	26,101	28,290
Stockholders equity(4)	9,236	9,411	9,821	7,008	9,038

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001.
(2)	During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.
(3)	During fiscal 2000, depreciation and goodwill increased by $600,000 due to the acquisition of Kirk & Blum and kbd/Technic, whose results of operations are included with their respective dates of acquisition.
(4)	Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
(5)	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
(6)	For purposes of determining the ratio of earnings to fixed charges, “earnings” are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. “Deficiency” is the amount by which fixed charges exceeded earnings.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Operations Overview

We operate as a provider of air-pollution control products and services marketed under the “Kirk & Blum”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic” and “K&B Duct” trade names. Our business is focused on engineering, designing, and building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We have a diversified base of more than 1,500 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model.

We have expanded our business by adding CECO Abatement Systems and K&B Duct while divesting of the operating assets of Air Purator Corporation in 2002 and Busch Martec in 2002 (neither were strategically important to us). However, our sales have been adversely impacted by the economic downturn especially in the capital goods segment. As a result, we have made reductions in our operating cost structure to help mitigate the impact.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Favorable conditions in the economy generally lead to plant expansions and construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, as we have seen in the past two years, in a weak economy customers tend to lengthen the time between inquiry and order or may defer purchases.

We have made significant strides in reducing our leverage through cash generated by operations and asset sales, which has reduced our debt carrying costs. We ended 2003 with senior debt of $10.0 million at December 31, 2003 compared to $14.3 million at December 31, 2002 and $17.7 million at December 31, 2001.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 reflect our operations consolidated with the operations of our subsidiaries.

2003 vs. 2002

	For the year ended December 31,
($’s in millions)	2003	2002
Sales	$68.9	$78.9
Cost of sales	55.1	63.0

Gross profit (excluding depreciation)	$13.8	$15.9
Percent of sales	20.0%	20.2%

Selling and administrative expenses	$10.4	$11.9
Percent of sales	15.1%	15.1%

Operating income	$1.8	$2.2
Percent of sales	2.6%	2.8%

Consolidated sales were $68.9 million, a decrease of $10.0 million compared to 2002. Our small order business remained relatively constant with 2002. In 2003, these orders totaled $24.8 million compared to $26.7 million in 2002. These orders came from our large base of customers that are generally repeat buyers for replacement products, for service work or for custom fabrication work. In 2003, the individual larger contracts were down because of the continuing weakness in the U.S. economy. Additionally, 2002 sales were higher resulting from the following: a) several large projects included in our December 31, 2001 backlog that were completed in 2002 (including work performed for ethanol processing facilities and a specialty textile manufacturer), and b) sales generated by large orders booked in 2002 (including work performed for a large testing facility, a cement manufacturing facility and a major automotive manufacturer). Net sales during the year ended December 31, 2002 included $550,000 revenue generated from operations divested in 2002.

Orders booked in 2003 were $61.0 million compared with $75.0 million in 2002. The decline in bookings was due to the weakness in the economy coupled with several large orders booked in 2002 that were not replaced with comparably sized orders in 2003 (including orders booked for a rockwool insulation manufacturing plant, a large testing facility, a cement manufacturing facility and for a major automotive manufacturer). We have experienced an increased level of customer inquiry and quoting activities in the later half of 2003 relative to the first half of 2003. This may be partially attributable to a perceived improvement in the economy by our customers, which could result in increased air-quality related capital spending. This favorable trend could lead to an increase in our future sales.

Gross profit excluding depreciation was $13.8 million in 2003 compared with $15.9 million in 2002. Gross profit, as a percentage of sales, was 20.0% in 2003 compared to 20.2% in 2002. The slight decline was due to our product mix and higher margins realized in our contracting operations coupled with lower factory overhead costs. We managed our fixed overhead costs to help offset some of the lost gross profit from reduced sales in a highly competitive market in 2003. As a result, gross margin was relatively stable in 2003 compared to 2002.

Selling and administrative expenses decreased by $1.5 million to $10.4 million in 2003. Selling and administrative expenses, as a percentage of revenues for 2003 were 15.1% compared to 15.1% in 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented cost reduction initiatives in May 2002, September 2002 and May 2003, which generated an annualized operating cost savings of approximately $2,800,000. These cost savings, which are primarily due to a reduction in our workforce, and our cost containment efforts, were the principal reasons for the decrease in selling and administrative expenses.

Depreciation and amortization decreased $0.2 million to $1.6 million in year ended December 31, 2003.

Operating income was $1,834,000 in 2003 and $2,201,000 in 2002. The impact on operating income from the lower sales was significantly lessened by our operating expense reductions. We reduced selling and administrative expenses by $1,500,000 principally due to cost reduction programs implemented in 2002 and 2003. Additionally, depreciation and amortization expense was lower by $208,000 resulting from our initiatives to control capital expenditures. These expense reductions and cost containment initiatives, as well as lower factory overhead spending, helped to mitigate the reduction in operating income due to lower sales.

Other income for the year ended December 31, 2003 was $0.2 million compared with income of $0.2 million during the same period of 2002. The other income for the year ended December 31, 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $200,000 will be recognized over the ensuing three-year leaseback period. The other income during the year ended December 31, 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company’s stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income.

Interest expense decreased $0.5 million to $2.3 million during 2003 compared to the same period of 2002. The decrease is due to lower debt outstanding during the year partially offset by higher interest rates.

Federal and state income tax benefit was $0.1 million during 2003 compared with a tax benefit of $0.2 million for the same period in 2002. The effective income tax rate for 2003 was 27.2% compared with 64% in the same period of 2002. The effective tax rate during 2003 was favorably affected by state tax benefits and exports sales and negatively affected by certain permanent differences including non-deductible interest expense.

Net loss was ($166,000) in 2003 and ($123,000) in 2002. The impact on net loss from lower operating income was partially offset by reduced tax-effected interest expense. As a result, we increased our net loss in 2003 by $43,000.

2002 vs. 2001

	For the year ended December 31,
($’s in millions)	2002	2001
Sales	$78.9	$91.0
Cost of sales	63.0	72.5

Gross profit (excluding depreciation)	$15.9	$18.5
Percent of sales	20.2%	20.3%

Selling and administrative expenses	$11.9	$13.2
Percent of sales	15.1%	14.5%

Operating income	$2.2	$3.0
Percent of sales	2.8%	3.3%

Consolidated net sales decreased 13.3%, or $12.1 million to $78.9 million from 2001 to 2002. Sales were down mainly because of a) the weakness in the industrial segment of the U.S. economy, b) divestitures of two non-core businesses, Air Purator Corporation and Busch Martec that amounted to $2.0 million of decreased sales, and c) the abandonment of our expansion into the highly engineered specialty piping for automotive paint facilities started in 2001, which amounted to $3.5 million of decreased sales.

One of our targeted growth areas, thermal oxidation technology, sold under the CECO Abatement trade name, had a strong first full year of operations, by generating over $5.0 million of orders from alternative energy providers. Sales of our fiberbed mist eliminator technology, continued to penetrate further into automotive component manufacturers.

We began 2002 with a strong backlog of $18.6 million. Orders booked in 2002 were $75.0 million compared with $96.0 million in 2001. The decline resulted primarily from a reduction in large orders from automotive manufacturers and from the metals industries. However, smaller orders from customers who represent a cross section of industrial customers in the United States also decreased.

In December 2001, we sold the fixed assets and inventory of Air Purator Corp. (“APC”) and received notes totaling $475,000. The notes, which were due primarily in March 2002, were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250,000 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on sale during the third and fourth quarters of 2002 totaling $250,000. The net assets and operations of APC were not material to our consolidated operations. We also sold the assets of Busch Martec during 2002 because those assets no longer served our vision for future operations. Busch Martec’s assets are insignificant to the consolidated financial statements.

Gross profit excluding depreciation was $15.9 million in 2002 compared with $18.5 million in 2001. Gross profit as a percentage of sales was 20.2% in 2002 compared with 20.3% in 2001. Even though we (a) increased margins in 2002 on turnkey projects through improved project management and (b) reduced factory overhead in 2002, the decline in sales caused a net decrease in margin. Gross profit in 2002 also includes the favorable impact of a recovery of a claim from a 2001 contract and the impact from the sale of APC operating assets.

Selling and administrative expenses decreased by $1.3 million to $11.9 million in 2002. Selling and administrative expenses, as a percentage of revenues for 2002 were 15.1% compared to 14.5% in 2001. The decrease is due to cost control and reductions in our workforce. We reduced our workforce in May 2002 and again in September 2002 reflecting the consolidation of certain functions, efficiencies and lower sales volume. On an annualized basis, the full impact on cost control initiatives is expected to result in a savings of approximately $2.0 million, which began to be realized during the third quarter of 2002. The 2001 period included certain non-recurring adjustments of $370,000 related to a customer bankruptcy and other contingencies, which reduced selling and administrative expenses.

Depreciation and amortization decreased $0.5 million to $1.8 million in the year ended December 31, 2002 primarily resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives.

Operating income was $2,201,000 in 2002 and $3,013,000 in 2001. The impact on operating income from the lower sales was lessened by our operating expense reductions and cessation of amortization on goodwill and indefinite life intangibles. We reduced selling and administrative expenses by $1,297,000 principally due to cost reduction programs implemented in 2002. The decrease would have been $370,000 higher had it not been for non-recurring adjustments relating to a customer bankruptcy of $370,000 and other contingencies, which reduced selling and administrative expenses in 2001. Additionally, depreciation and amortization expense was lower by $531,000 primarily due to the cessation of amortization discussed above. These expense reductions and lower factory overhead spending helped to mitigate some of the reduction in gross profit due to lower sales.

Other income for the year ended December 31, 2002 was $0.2 million compared with income of $0.4 million during the same period of 2001. The other income in 2002 is the result of a fair market value adjustment during the second quarter to a liability recorded in connection with the issuance of warrants. Warrants were issued along with our issuance of 706,668 shares of common stock on December 31, 2001 to certain of our investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge in income.

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

Net loss was ($123,000) in 2002 and ($264,000) in 2001. The impact on net loss from lower operating income was partially offset by reduced interest expense and an increase from income tax benefits. As a result, we reduced our net loss in 2002 by $141,000.

Liquidity and Capital Resources

At December 31, 2003 and December 31, 2002, cash and cash equivalents totaled $136,000 and $194,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of December 31, 2003 was $9,957,000 as compared to $14,284,000 at December 31, 2002, a decrease of $4,327,000, due to net payments under the bank credit facilities. The cash that we used to pay down our debt came from our Conshohocken property transaction (discussed below), subordinated debt raised (discussed below) and the balance came from cash generated by operating activities.

Unused credit availability under our revolving line of credit at December 31, 2003 was $4,325,000. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004. We opted to amend the existing agreement rather than refinance the entire credit facility as discussed in the second quarter of 2003 because of current market conditions. However, we will continue to monitor such market conditions and will seek refinancing alternatives in future periods. On September 30, 2003, $1,200,000 of subordinated debt was raised from a related party with a maturity of April 30, 2005 and interest rate of 6% per annum. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2003	2002	2001
Total operating cash flow	$1,593	$3,701	$4,382

Purchases of property and equipment	$(112)	$(240)	$(793)
Divestiture of businesses and other	—	470	—
Proceeds from sale of property	1,568	—	—

Net cash provided (used) in investing activities	$1,456	$230	$(793)

Proceeds from issuance of common stock and detachable warrants	$20	$9	$4,377
Stock issuance expense	—	(443)	—
Repayments of borrowings, net	(4,327)	(3,380)	(8,752)
Proceeds from subordinated notes	1,200	—	—
Other uses	—	24	175

Net cash used in financing activities	(3,107)	(3,790)	(4,200)

Net increase (decrease)	$(58)	$141	$(611)

In 2003, $1,593,000 was generated from operating activities. This follows two years of higher amounts of cash generation, which were mainly due to increased sales volumes and reductions in working capital during 2002 and 2001. In 2003, cash provided was impacted by our net loss adjusted for non-cash items and lessened working capital demands from lower sales. We generated additional cash through a decrease in accounts receivable of $639,000 that was due to lower sales and offset by slower turnover of our accounts receivable. A reduction in accounts payable and accrued expenses resulting from reduced purchases on lower sales volume used cash of $456,000. The other working capital account that generated cash was inventory. Other working capital accounts that used cash were prepaid expenses and other current assets, billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings on uncompleted contracts. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2003 was $7,636,000 as compared to $8,113,000 at December 31, 2002. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will tend to change at a lower rate than the change in sales due to the progress billing practices on major contracts.

Cash provided by operating activities in 2002 was $3,701,000. Cash provided was impacted by net loss adjusted for non-cash items, lessened working capital demands from lower sales and improved turnover in accounts receivable. Major changes in working capital that provided cash included: accounts receivable- $4,963,000, costs and estimated earnings in excess of billings—$285,000, inventory—$102,000. Major changes in working capital that used cash included prepaid expenses and other current assets – ($1,006,000), accounts payable and accrued expenses – ($1,040,000) and billings in excess of costs and estimated earnings on uncompleted contracts – ($943,000).

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $112,000 for 2003 compared with $240,000 for the same period in 2002. We received cash proceeds of approximately $1,600,000 from the sale of our Conshohocken property (as discussed in the following paragraph). We are managing our capital expenditures in light of the current level of sales. Should sales increase in 2004, we anticipate increased capital expenditure spending. Additional capital expenditures may be incurred related to the replacement facilities subject to the successful completion of the sale of our Cincinnati property.

On May 7, 2003, we received approximately $1,600,000 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004 subject to various contingencies. If we consummate the sale, the net proceeds will reduce the amount of the credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

Financing activities used cash of $3,107,000 during 2003 compared with cash used of $3,790,000 during the same period of 2002. Current year financing activities included net payments of $1,198,000 on our revolving line of credit and payments of $3,129,000 on our term loan. In addition, we raised $1,200,000 under a new subordinated debt obligation discussed earlier.

In the fourth quarter of 2001, we received gross proceeds of $2,120,000 and issued 706,668 shares of common stock to a group of accredited investors. Under the subscription agreement to these investors, we issued an additional 382,237 shares during April 2003 of our common stock based on an earnings formula computed from fiscal year 2002 results (as set forth in the subscription agreement).

Dividends

We did not pay any dividends during the years ended December 31, 2003 and 2002 and do not expect to pay any in the foreseeable future as we are party to various loan documents that prevent us from paying such dividends.

Debt Covenants

The Company’s credit facilities contain financial covenants requiring compliance including at December 31, 2003 and each quarter through December 31, 2004: maximum leverage of 3.2 to 1, minimum fixed charge coverage ratio of 1 to 1 and minimum interest coverage ratio of 2.1 to 1. As of December 31, 2003, we were in compliance with these financial covenants. Based on our 2004 projections, we anticipate that we will remain in compliance with such covenants. However, any adverse changes in actual results from projections may place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2003, cash payments for these benefits are expected to be in the range of $335,000—$360,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $854,000 may be required in 2004 for the pension plan and $86,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension fund is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligation as of December 31, 2003 (in thousands of dollars).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (a)	$9,957	$2,094	$7,863	$—	$—
Subordinated debt (b)	5,525	—	5,525	—	—
Operating lease obligations (c)	1,213	571	642	—	—
Purchase obligations (d)	1,211	1,211	—	—	—

	$17,906	$3,876	$14,030	$—	$—

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	As described in Note 10 to the Consolidated Financial Statements.
(c)	Primarily for as described in Note 13 to the Consolidated Financial Statements.
(d)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

Critical Accounting Policies and Estimates

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contracts profitability.

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0 and $123,000 at December 31, 2003 and 2002 respectively.

Inventory Costing

The labor content of work-in-process and finished products and substantially all inventories of steel at our Cincinnati Facility (approximately 69% and 70% of total inventories at December 31, 2003 and 2002, respectively) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods. All other inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2003 and 2002.

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this new accounting standard, we will no longer amortize our goodwill and intangible assets with an indefinite life and will be required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2003 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard in 2002. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2003, we have $9.5 million of goodwill, $.8 million of intangible assets—finite life, $1.4 million of indefinite life intangible assets, and $10.0 million of property, plant, and equipment recorded on the consolidated balance sheets.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and will provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Gross deferred tax assets and gross deferred tax liabilities at December 31, 2003 totaled $2.3 million and $5.8 million, respectively.

Risk Management Activities

We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We may use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. We may enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of December 31, 2003, there were no significant derivative instruments outstanding.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2003, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $100,000, and the annual post-retirement expense by less than $100,000. Additionally, a 25 basis point change in the expected return on plan assets would change the projected benefit obligation by approximately $100,000.

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

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2003 was $7.3 million compared to $14.6 million as of December 31, 2002. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling price over the life of the product as competition increases and our dependence on efforts of intermediaries to sell a portion of our product.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is required for fiscal 2003. The adoption of this statement on January 1, 2003, did not have an effect on our financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement on January 1, 2003, did not have an effect on our financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which we adopted in 2003. The Statement provides alternative methods of transition for a voluntary change to the fair value method and, at this time, we do not anticipate making such voluntary change.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement nor do we have any mandatorily redeemable financial instruments. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and had no effect on our financial statement disclosures.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). We have not yet completed our assessment of the effect of the adoption, if any, of EITF Issue No. 00-21 on our financial condition or results of operations.

In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We have adopted the disclosure requirement of SFAS No. 132 for our December 31, 2003 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim period financial statements for quarters beginning after December 15, 2003 (our first quarter of fiscal 2004 ending March 31).

Forward-Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-K, the Annual Report to Shareholders or Form 8-K of CECO or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-K are “forward-looking statements,” and are based on management’s current expectations of our near-term results, based on current information available pertaining to us.

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

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk

Risk Management Activities

In the normal course of business, we are exposed to market risk including changes in interest and raw material commodity prices. We may use derivative instruments to manage our interest rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values of cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

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

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	2,094	7,863	—	—	—	—	9,957	9,957
Average Interest Rate	9.0%	9.0%	—	—	—	—	9.0%	9.0%
Subordinated Notes due 2006	—	—	—	4,325	—	—	4,325	4,443
Average Interest Rate	—	—	—	17.8%	—	—	17.8%	18.0%
Subordinated Note due 2005	—	—	—	1,200	—	—	1,200	1,117
Average Interest Rate	—	—	—	6.0%	—	—	6.0%	6.0%

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steels or other material prices cannot be passed onto to our customers, operating income will be adversely affected.

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

Item 8.    Financial Statements and Supplementary Data

The Company’s consolidated financial statements of CECO Environmental Corp. and subsidiaries for years ended December 31, 2003, 2002 and 2001 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Changes in Internal Controls

During the quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following are the directors and executive officers of the Company. The terms of directors expire at the next annual meeting of the shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position with CECO
Phillip DeZwirek	66	Chief Executive Officer; Chairman of the Board of Directors

Richard J. Blum	57	President; Director

Marshall J. Morris	44	Vice President-Finance and Administration; Chief Financial Officer

Jason Louis DeZwirek	33	Secretary; Director

David D. Blum	48	Senior Vice President-Sales and Marketing; Assistant Secretary

Josephine Grivas	63	Director

Melvin F. Lazar	65	Director

Donald A. Wright	66	Director

The Company has a separately designated Audit Committee, as defined in §3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”), the current members of which are Mr. Lazar, Mr. Wright and Ms. Grivas. The Board of Directors has determined that Mr. Lazar qualifies as an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each of the Audit Committee members, including Mr. Lazar, is independent under the applicable Nasdaq listing standards.

The business backgrounds during the past five years of the Company’s directors and officers are as follows:

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek’s principal occupations during the past five years have been as Chairman of the Board and Vice President of Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”) (since 1990) and Vice Chairman and Chief Executive Officer of API Electronics Group, Inc. Mr. DeZwirek has also been involved in private investment activities for the past five years.

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

Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. Mr. DeZwirek from October 1, 1997 through January 1, 2002 served as a member of the Committee that was established to administer CECO’s Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek’s principal occupation since October 1999 has been as President of kaboose, Inc., a company that owns a children’s portal. Mr. DeZwirek is (and has been since 2001) the Chairman of the Board of API Electronics Group, Inc., a publicly traded company, that is a manufacturer of power semi-conductors primarily for military use.

David D. Blum became the Senior Vice President-Sales and Marketing and an Assistant Secretary of the Company on July 1, 2000 and the President of Kirk & Blum on November 12, 2002. Mr. Blum served as Vice President of Kirk & Blum from 1997 to 2000 and was Vice President-Division Manager Louisville at Kirk & Blum from 1984 to 1997. Mr. David Blum is the brother of Mr. Richard Blum.

Josephine Grivas has been a director of CECO since February, 1991. She was its Secretary from October 1992, until she resigned as of February 2, 1998. Ms. Grivas has since October 1, 1997, also been a member of the Committee that was established to administer CECO’s stock option plan. She is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan. Since February 20, 1998, Ms. Grivas has been a member of the Audit Committee, which assists the Board of Directors in its general oversight of CECO’s financial reporting process and such other matters that are properly referred to the Audit Committee by the Board of Directors. Ms. Grivas had been an administrative assistant for Phillip DeZwirek since 1975. She retired from this position in February 1998.

Melvin F. Lazar became a director of CECO on February 6, 2003. Mr. Lazar also serves as Chairman of the Audit Committee. Mr. Lazar is a Certified Public Accountant and was the founding partner of Lazar Levine & Felix LLP, which was founded in 1969. Mr. Lazar has serviced public and closely-held companies for over 30 years and is considered an expert on business valuations and merger and acquisition activities. He also received his accreditation in Business Valuation from the American Institute of Certified Public Accountants in 1998. He serves as Director and member of the Audit Committee of Enzo Biochem, Inc., a public company traded on the New York Stock Exchange, Director and Chairman of the Audit Committee of Active Media Services, Inc., a privately held company, and director and chairman of the Audit Committee of Arbor Realty Trust, Inc., a newly formed real estate investment trust (“REIT”), which is currently in the registration process to become a publicly traded REIT.

Donald A. Wright became a director of CECO on February 20, 1998. Mr. Wright has also been a member of the Audit Committee since February 20, 1998. He is also one of the initial administrators of the CECO Environmental Corp. 1999 Employee Stock Purchase Plan and since January 1, 2002 has been a member of the Committee established to administer CECO’s stock option plan. Mr. Wright has been a principal of and real estate broker with The Phillips Group in San Diego, California, a company which is a real estate developer and apartment building syndicator, since 1992. Since November 1996, Mr. Wright has also been a real estate broker with Prudential Dunn Realtors in Pacific Beach, California.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons beneficially owning more than ten percent of a class of our equity securities to file certain reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Based solely on our review of Section 16(a) reports and any written representation made to us, the Company believes that all such required filings for 2003 were made in a timely manner.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached to this Form 10-K as Exhibit 14.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2003, 2002 and 2001, by (i) each person who served as Chief Executive Officer of the Company during the year ended December 31, 2003 and (ii) each of the other executive officers of the Company who were serving as executive officers at December 31, 2003 and whose total compensation exceeded $100,000. Perquisites amounting in aggregate to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer are not disclosed.

Richard J. Blum, who also serves as Chief Executive Officer and President of CECO Group, is paid the amounts set forth below by CECO Group. Mr. Phillip DeZwirek and Mr. Morris are paid by CECO. Mr. David Blum, who also serves as Vice-President of Kirk & Blum, is paid by Kirk & Blum.

Summary Compensation Table For CECO

Name/Principal Position	Year	Annual Compensation			Long-Term Compensation Securities Underlying Options (#)		All Other Compensation
		Salary		Bonus
Phillip DeZwirek Chairman of the Board & Chief Executive Officer	2003 2002 2001		$111,000				$ $ $	250,000 250,000 139,000	(1)

Richard J. Blum President of CECO & President & Chief Executive Officer of CECO Group	2003 2002 2001	$ $ $	244,600 227,400 227,538		25,000	(3)	$ $ $	5,791 11,438 25,406	(2)

David D. Blum Senior Vice President-Sales & Marketing and Assistant Secretary of CECO and Vice President of Kirk & Blum	2003 2002 2001	$ $ $	181,275 170,750 170,106				$ $ $	3,011 7,235 17,104	(4)

Marshall J. Morris Vice President-Finance & Administration and Chief Financial Officer of CECO	2003 2002 2001	$ $ $	165,387 156,000 155,769				$ $ $	2,601 2,227 1,377	(5)

(1)	Includes $250,000 paid to Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. in 2003 for consulting services provided by Green Diamond. Mr. DeZwirek is deemed to control Green Diamond.
(2)	Represents Company contribution of $2,514 to 401(k) plan on behalf of Mr. Richard Blum and $3,277 of insurance premiums paid for term life insurance for his benefit.
(3)	Represents options to purchase 25,000 shares of CECO’s stock granted on October 5, 2001. Such options are exercisable at any time between April 5, 2002 and October 5, 2011 at a price of $2.01 per share.
(4)	Represents Company contribution of $2,178 to 401(k) plan on behalf of Mr. David Blum and $833 of insurance premiums paid for term life insurance for his benefit.
(5)	Represents Company contribution of $2,099 to 401(k) plan on behalf of Mr. Morris and $502 of insurance premiums paid for term life insurance for his benefit.

Option Grants and Exercises in Last Fiscal Year

We did not grant any options to our executive officers in the fiscal year 2003. The following table sets forth information with respect to CECO’s executive officers concerning unexercised options on stock of CECO held as of the end of the fiscal year.

Aggregated Option/SAR on CECO

Exercises for the Year Ended December 31, 2003

and Option/SAR Values on CECO as of December 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at 12/31/03		Value of Unexercised In-The-Money Options/SARs at 12/31/03
			Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip DeZwirek	0	0	2,250,000	0	$6,000	N/A
Richard J. Blum	0	0	473,000	0	$0	N/A
David D. Blum	0	0	335,000	0	$0	N/A
Marshall J. Morris	0	0	30,000	20,000	$0	$0
Jason Louis DeZwirek	0	0	25,000	0	$0	N/A

Employment Contracts

Richard J. Blum entered into an Employment Agreement dated December 7, 1999 with CECO Group, Inc., a wholly-owned subsidiary of CECO. The Employment Agreement has a term through December 7, 2005. Either party may terminate the Employment Agreement for cause. Mr. Richard Blum’s base salary is set annually, at the Board’s discretion, and is currently $244,600 per year. In addition to his base salary, Mr. Richard Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.

David D. Blum entered into an Employment Agreement dated December 7, 1999 with Kirk & Blum. The Employment Agreement has a term through December 7, 2005. Either party may terminate the Employment Agreement for cause. Mr. David Blum’s base salary is set annually, at the Board’s discretion, and is currently $181,275 per year. In addition to his base salary, Mr. David Blum is entitled to a bonus, depending upon whether the Company exceeds certain targets, and four weeks paid vacation.

Compensation Under CECO Stock Option Plan and Stock Purchase Plans

Stock Option Plan

Our Stock Option Plan was adopted by our board of directors on October 1, 1997 and approved by the shareholders on September 10, 1998. This plan provides for the grant of incentive stock options to our employees and nonstatutory stock options to our employees, consultants, advisors and directors. The number of shares of common stock reserved under the Stock Option Plan are 1,500,000. Of these shares, 168,700 shares were subject to outstanding options as of December 31, 2003. No options have been exercised as of March 15, 2003.

A committee of our board administers the stock plan and determines the terms of awards granted, including the exercise price, the number of shares subject to individual awards and the vesting period of awards. Directors Grivas and Wright currently serve on such committee. In the case of options intended to quality as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), the committee will consist of two or more “outside directors” within the meaning of Section 162(m) of the Code. The committee determines the exercise price of options granted under the Stock Option Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The committee determines the term of all other options.

On February 6, 2003, we granted options under the Stock Option Plan to Director Lazar to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.90. No other options were granted under the Stock Option Plan in the year 2003.

Stock Purchase Plan

On September 21, 1999, our Board of Directors adopted the Stock Purchase Plan which was approved by the stockholders on November 16, 1999. Employees, other than certain part-time employees, are eligible to participate in the Stock Purchase Plan, which provides employees the opportunity to purchase our stock at a discounted price. The maximum number of shares of common stock that will be offered under the Stock Purchase Plan is 1,000,000. Such shares will be offered in nine separate consecutive offerings, which commenced October 1, 1999, with the final offering terminating on September 30, 2004. The purchase price per share will be the lesser of 85% of the market price of the stock on the last business day of the offering or 85% of the market price of the stock on the offering date. Payment for the stock under the Stock Purchase Plan is paid through employee payroll deductions. The Stock Purchase Plan is administered by our Board of Directors, however, the Board of Directors may delegate its authority to a committee of the board or an officer of the Company. Directors Grivas and Wright currently administer the Stock Purchase Plan.

As of December 31, 2003, 73,898 shares of stock have been issued under the Stock Purchase Plan; 6,241 of which have been issued to Mr. Richard Blum to date, and 10,019 of which have been issued to Mr. David Blum to date. Of the 10,019 issued to Mr. David Blum, 2,120 were issued in 2003. No other shares of stock under the Stock Purchase Plan have been issued to an executive officer or director of the Company.

Director Compensation

In consideration for Melvin F. Lazar’s valuable service to the Company as a director, we granted Mr. Lazar options on February 6, 2003 to purchase up to 10,000 shares of our common stock under the Stock Option Plan at a price of $1.90, the closing price of CECO’s common stock as of such date. Such options are exercisable at any time between February 6, 2004 and 60 days after he ceases to be a director of the Company or any of its subsidiaries and are not transferable other than by will or the laws of descent. Mr. Lazar also receives an annual amount of $20,000, paid in quarterly installments for serving as director, $4,000 per year paid in quarterly installments for serving as Chairman of the audit committee, and $1,000 for every formal board meeting and audit meeting he attends. Mr. Lazar’s reasonable travel expenses will be reimbursed by us. In 2003, Mr. Lazar received $18,000 in director’s fees, $3,600 in audit committee chair fees (both prorated to account for his becoming a director in February 2003), $3,000 for attendance at three formal meetings, and $1,188 for travel expense reimbursement. Mr. Lazar has agreed to attend at least one audit meeting a quarter and such other audit committee meetings that are determined to be necessary by the audit committee.

No other of our directors received consideration for serving in their capacity as directors of the Company or as members of any committee of the Board of Directors during its last fiscal year. Directors Richard Blum and Phillip DeZwirek receive compensation in their capacities as executive officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Beneficial Ownership of Shares

The following table sets forth the name and address of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of our common stock beneficially owned as of March 15, 2004, and the percent of the class so owned by each such person.

Name and Address of Beneficial Owner	No. of Shares of Common Stock Beneficially Owned	% of Total Common Shares Outstanding(1)
Phillip DeZwirek (2),(3) Chief Executive Officer and Chairman of the Board 505 University Avenue Suite 1400 Toronto, Ontario M5G 1X3	4,657,457	38.1%

Jason Louis DeZwirek(2),(4),(5) Secretary 247 Erskine Avenue Toronto, Ontario M4P 1Z6	3,845,426	38.4%

Icarus Investment Corp. (2),(6) 505 University Avenue Suite 1400 Toronto, Ontario M5G 1X3	2,221,760	22.3%

IntroTech Investments, Inc.(4) 247 Erskine Avenue Toronto, Ontario M4P 1Z6	1,598,666	16.0%

Can-Med Technology, Inc.(6) d/b/a Green Diamond Oil Corp. 505 University Avenue, Suite 1400 Toronto, Ontario M5G 1X3	887,400	8.9%

Crestview Capital Fund L.P.(7) 95 Revere Drive, Suite F Northbrook, IL 60062	582,171	5.7%

Harvey Sandler(8) 17591 Lake Estates Drive Boca Raton, FL 33496	511,000	5.1%

(1)	Based upon 9,984,974 shares of our common stock outstanding as of March 15, 2004. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of March 15, 2004, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person.
(2)	Icarus Investment Corp. (“Icarus”) is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.
(3)	Includes (i) 750,000 shares of our common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from CECO at a price of $1.75 per share pursuant to warrants granted to Mr. DeZwirek by the Company on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of our common stock that may be purchased pursuant to warrants granted September 14, 1998 at a price of $1.626 per share prior to September 14, 2008; (iv) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by the Company January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by CECO August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share.

(4)	IntroTech Investments, Inc. (“IntroTech”) is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.
(5)	Includes 25,000 shares of our common stock that Jason Louis DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. DeZwirek on October 5, 2001.
(6)	50.1% of the shares of Green Diamond are owned by Icarus. Ownership of the shares of common stock of Green Diamond also are attributed to Icarus. Icarus has voting and dispositive power, with respect to such shares which is shared with the other shareholders of Green Diamond.
(7)	Includes 216,667 shares of common stock that Crestview Capital Fund L.P. can purchase on or prior to December 31, 2006 from CECO at a price of $3.60 per share pursuant to warrants granted December 31, 2001.
(8)	Includes 20,000 shares held in the name of Phyllis Sandler, Mr. Sandler’s spouse.

Security Ownership of Management

As of March 15, 2004, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of our common stock set forth below:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	% Total Company Common Shares Outstanding(1)
Phillip DeZwirek(2) 505 University Avenue Suite 1400 Toronto, Ontario M5G 1P7	4,657,457	38.1%

Jason Louis DeZwirek(3) 247 Erskine Avenue Toronto, Ontario M4P 1Z6	3,845,426	38.4%

Richard J. Blum(4) 3120 Forrer Street Cincinnati, Ohio 45209	499,241	4.8%

David D. Blum(5) 3120 Forrer Street Cincinnati, Ohio 45209	355,019	3.4%

Donald A. Wright(6) 4538 Cass Street San Diego, California 92109	50,000	0.5%

Marshall J. Morris(7) 3120 Forrer Street Cincinnati, Ohio 45209	50,600	0.5%

Melvin F. Lazar(8) 400 East 56th Street Apt. 16N New York, NY 10022	10,000	0.1%

Josephine Grivas 505 University Avenue Suite 1400 Toronto, Ontario M5G 1P7	—	—

Officers and Directors as a group (8 persons)	7,245,983	55.1%

(1)	See Note 1 to the foregoing table.
(2)	See Notes 2 and 3 to the foregoing table.
(3)	See Notes 2, 4 and 5 to the foregoing table.
(4)	Includes 448,000 shares of our common stock that Mr. Richard Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic. Also includes 25,000 shares that may be purchased pursuant to Options granted to Mr. Blum October 5, 2001, at a price of $2.01 per share.
(5)	Includes 335,000 shares of our common stock that Mr. David Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic.
(6)

Includes (i) 10,000 shares of our common stock that may be purchased pursuant to Options granted June 30, 1998, at a price of $2.75 per share prior to June 30, 2008; (ii) 5,000 shares of our common stock that may be purchased pursuant to Options granted September 18, 2000 at a price of $2.0625 per share prior to September 18, 2010; and (iii) 10,000 shares that may be purchased pursuant to Options granted October 5, 2001 at a price of $2.01 per share.

(7)	Includes 400 shares held in the name of Cynthia S. Morris, the spouse of Mr. Morris. Also includes 40,000 shares of our common stock that may be purchased pursuant to options granted to Mr. Morris to purchase 50,000 shares of our common stock on January 20, 2000. This option became exercisable on January 20, 2001, with respect to 10,000 of such shares, on January 20, 2002 with respect to another 10,000 shares, on January 20, 2003 with respect to another 10,000 of such shares, and on January 20, 2004 with respect to 10,000 shares. The additional 10,000 shares become exercisable January 20, 2005. The exercise price of the options is $2.50 per share.
(8)	Includes 10,000 shares of our common stock Mr. Lazar has the right to purchase for $1.90 per share, pursuant to Options granted Mr. Lazar on February 6, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2003	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	168,700		$2.54	1,331,300
Equity compensation plans not approved by security holders	3,285,000	(1)	$2.42	None
TOTAL	3,453,700		$2.43	1,331,300

(1)	Includes:
(a)	a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(c)	a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(d)	25,000 shares of common stock that Mr. Jason DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. Jason DeZwirek on October 5, 2001;
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

Item 13.    Certain Relationships and Related Transactions

Certain Transactions

Since January 1, 2003, the following transactions have occurred in which persons who, at the time of such transactions, were directors, officers or owners of more than 5% of our common stock, had a direct or indirect material interest.

As a condition to obtaining our current bank facility, we placed $5 million of subordinated debt. Green Diamond provided $4,000,000 of the subordinated debt (the “Sub Debt”). The promissory notes which were issued to evidence the subordinated debt provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Actual payment is subject to the subordination agreement with the banks providing the Bank Facility.

During the fiscal year ended December 31, 2003, we reimbursed Green Diamond $5,000 per month for use of the space and other office expenses of the Company’s Toronto office. Green Diamond is owned 50.1% by Icarus Investment Corp., which is controlled by Phillip DeZwirek, the Chief Executive Officer and Chairman of the Board of CECO, and Jason Louis DeZwirek, the Secretary and a director of the Company.

During the fiscal year ended December 31, 2003, we paid fees of $250,000 to Green Diamond for management consulting services. The services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of the Board of CECO, through Green Diamond. Such amount is included as compensation paid to Mr. DeZwirek under “Executive Compensation.”

On September 30, 2003, Green Diamond provided $1,200,000 of subordinated debt to the Company. The proceeds were used to pay down our credit facility. The note issued to evidence the loan has a maturity date of April 30, 2005, or earlier if certain significant transactions occur, such as upon the sale of the stock or assets of the company or other change in control. Interest accrues at the rate of 6% per annum, and is payable on March 31 and September 30 of each year, commencing March 31, 2004. Payment of the note is subject to the subordination agreement with the banks providing the Bank Facility. In addition, payment may not be made if there is a default by the Company under the notes evidencing the Sub Debt.

Item 14.    Principal Accountant Fees and Services

Fees Paid to Deloitte & Touche LLP

The following table sets forth the fees paid for services provided by Deloitte & Touche LLP during the fiscal years ended December 31, 2002 and December 31, 2003.

	2003	2002
Audit Fees	$163,000	$152,996
Audit-Related Fees	8,000	14,600
Tax Fees	60,475	59,228
All Other Fees	0	3,689

Total	$231,475	$230,513

The following is a description of the nature of the services comprising the fees disclosed in the table above for each of the four categories of services. The Audit Committee has considered whether providing non-audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Fees. These are fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual consolidated financial statements, the review of financial statements included in Quarterly Reports on Form 10-Q, and services that are normally rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees for assurance and related services rendered by Deloitte & Touche LLP that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees. These services include work associated with the Company’s registration statement on Form S-1 and the Post-Effective Amendment on Form S-3 to Form S-1/A.

Tax Fees. These are fees for professional services rendered by Deloitte & Touche LLP with respect to tax compliance, tax advice and tax planning. These services include tax return preparation, tax consulting associated with inventory, and consulting on tax planning matters.

All Other Fees. These are fees for other services rendered by Deloitte & Touche LLP that do not meet the above category descriptions. These services include consulting on real estate accounting matters.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for pre-approving all audit services and permitted non-audit services (including the fees and retention terms) to be performed for the Company by Deloitte & Touche LLP prior to their engagement for such services. The Audit Committee has delegated to each of its members the authority to grant pre-approvals, such approvals to be presented to the full Committee at the next scheduled meeting. None of the fees paid to Deloitte & Touche LLP under the categories Audit-Related, Tax and All Other were approved by the Audit Committee after the services were rendered pursuant to the deminimis exception established by the SEC.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.    Financial statements are set forth in this report following the signature page of this report.

2.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.  Exhibit Index. The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

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

3(i)    Certificate of Incorporation. (Incorporated by reference from Form 10-K dated December 31, 2001)

3(ii)    Bylaws. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.1    CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

** 10.2    CECO Environmental Corp. 1997 Stock Option Plan and Amendment. (Incorporated by reference from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

10.3    1999 CECO Environmental Corp. Employee Stock Purchase Plan. (Incorporated by reference from Form S-8, filed September 22, 1999 of the Company)

10.4    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (“MCIDC”). (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.5    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.6    Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.7    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

** 10.8    Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1996)

** 10.9    Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.10    Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

10.11    Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.12    Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

** 10.13    Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

** 10.14    Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

** 10.15    Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.16    Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.17    Employment Agreement, dated as of December 7, 1999, between Richard J. Blum and CECO Group, Inc. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.18    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.19    Employment Agreement, dated as of December 7, 1999, between Lawrence J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.20    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.21    Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.22    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.23    Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.24    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.25    Amendment to Credit Agreement dated March 28, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1999)

10.26    Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

10.27    Second Amendment to Credit Agreement dated November 19, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.28    Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.29    Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.30    Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

* 10.31    Second Amended and Restated Replacement Promissory Note in the amount of $4,000,000, dated as of May 28, 2002, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

10.32    Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2001)

* 10.33    Second Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 28, 2002, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd.

10.34    Third Amendment to Credit Agreement dated March 30, 2001. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

10.35    Fourth Amendment to Credit Agreement dated August 20, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.36    Fifth Amendment to Credit Agreement dated March 27, 2002. (Incorporated by reference from Form 10-K dated December 31, 2001)

** 10.37    Option for the Purchase of Shares of Common Stock of Jason Louis DeZwirek dated October 5, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.38    Asset Purchase Agreement between Belfiber Co. and Air Purator Corporation dated December 31, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.39    Subscription Agreement dated December 31, 2001. (Incorporated by reference from the Company’s Form 8-K filed January 15, 2002)

10.40    Form of Warrant (for Investors). (Incorporated by reference from the Company’s Form 8-K filed January 15, 2002)

10.41    Form of Warrant (for Finders). (Incorporated by reference from Form 10-K dated December 31, 2001)

10.42    Sixth Amendment to Credit Agreement dated May 14, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

10.43    Seventh Amendment to Credit Agreement dated November 13, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

10.44    Amendment to Pledge Agreement dated November 13, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

* 10.45    Promissory Note in the amount of $1,200,000 dated as of September 30, 2003, made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

* 10.46    Intercreditor Agreement among PNC Bank, National Association, Fifth Third Bank and Bank One, NA dated November 13, 2003.

* 10.47    Eighth Amendment to Credit Agreement dated November 13, 2003.

* 10.48    Lease Agreement between LFT Realty Group and CECO Filters, Inc. dated April 13, 2003.

* 10.49    Agreement of Sale and Purchase of Real Estate dated April 10, 2003 between Plymouth Industrial Center, Inc. and CECO Filters, Inc.

* 10.50    Purchase Agreement between Cincinnati Galleria, LLC and The Kirk & Blum Manufacturing Company dated November 20, 2003. Portions of such document have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

* 10.51    Amendment to Purchase Agreement between Cincinnati Galleria, LLC and The Kirk & Blum Manufacturing Company dated February 27, 2004.

* 14    Code of Ethics

* 21    Subsidiaries of the Company

* 23.1    Consent of Independent Auditors

* 31.1    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

* 31.2    Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

* 32.1    Certification of Chief Executive Officer (18 U.S. Section 1350)

* 32.2    Certification of Chief Financial Officer (18 U.S. Section 1350)

*	Filed herewith
**	Management contracts or compensation plans or arrangements

(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the fiscal quarter ended December 31, 2003.

(c) See Exhibit Index in 15(a) 3 above.

(d) See 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ PHILLIP DEZWIREK
Phillip DeZwirek, Chief Executive Officer Dated: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Date

Principal Executive Officer

/S/ PHILLIP DEZWIREK Phillip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	March 29, 2004

Principal Financial and Accounting Officer

/S/ MARSHALL J. MORRIS Marshall J. Morris, Vice President-Finance and Administration; Chief Financial Officer	March 29, 2004

/S/ RICHARD J. BLUM Richard J. Blum, President, Director	March 29, 2004

/S/ JASON LOUIS DEZWIREK Jason Louis DeZwirek, Director	March 29, 2004

/S/ JOSEPHINE GRIVAS Josephine Grivas, Director	March 29, 2004

/S/ MELVIN F. LAZAR Melvin F. Lazar, Director	March 29, 2004

/S/ DONALD WRIGHT Donald Wright, Director	March 29, 2004

CECO ENVIRONMENTAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

CECO Environmental Corp.

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 25, 2004

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	Dollars in thousands except share data
ASSETS
Current assets:
Cash and cash equivalents	$136	$194
Accounts receivable, net	11,398	12,037
Costs and estimated earnings in excess of billings on uncompleted contracts	5,309	5,287
Inventories	1,575	2,055
Prepaid expenses and other current assets	1,983	2,151

Total current assets	20,401	21,724
Property and equipment, net	9,987	12,122
Goodwill	9,527	9,527
Intangible assets—finite life, net	816	894
Intangible assets—indefinite life	1,395	1,395
Deferred charges and other assets	997	1,015

	$43,123	$46,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,094	$2,120
Accounts payable and accrued expenses	11,309	11,765
Billings in excess of costs and estimated earnings on uncompleted contracts	1,320	1,652

Total current liabilities	14,723	15,537
Other liabilities	2,591	2,137
Debt, less current portion	7,863	12,164
Deferred income tax liability	3,185	3,390
Subordinated notes (including, related party—$5,093 and $3,634, respectively)	5,525	4,038

Total liabilities	33,887	37,266

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 10,786,194 and 10,390,956 shares issued in 2003 and 2002, respectively	104	104
Capital in excess of par value	16,333	16,313
Accumulated deficit	(4,503)	(4,337)
Accumulated other comprehensive loss	(894)	(865)

	11,040	11,215
Less treasury stock, at cost, 801,220 shares in 2003 and 2002	(1,804)	(1,804)

Total shareholders’ equity	9,236	9,411

	$43,123	$46,677

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	Dollars in thousands, except per share data
Net sales	$68,965	$78,877	$90,994

Costs and expenses:
Cost of sales, exclusive of items shown separately below	55,148	62,985	72,462
Selling and administrative	10,402	11,902	13,199
Depreciation and amortization	1,581	1,789	2,320

	67,131	76,676	87,981

Income from operations before other income and interest expense	1,834	2,201	3,013
Other income	213	204	396
Interest expense (including related party interest of $817, $799 and $710, respectively)	(2,275)	(2,744)	(3,542)

Loss from operations before income taxes	(228)	(339)	(133)
Income tax (benefit) provision	(62)	(216)	131

Net loss	$(166)	$(123)	$(264)

Net loss per share—basic and diluted	$(.02)	$(.01)	$(.03)

Weighted average number of common shares outstanding:
Basic and diluted	9,852,280	9,582,011	7,899,092

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Total Comprehensive Loss
	Dollars in thousands
Balance, December 31, 2000	$86	$12,592	$(3,950)	$(34)	$(1,686)	$7,008

Cumulative effect of change in accounting principle-adoption of SFAS No. 133, net of tax $140				(209)		(209)	$(209)
Net loss for the year ended December 31, 2001			(264)			(264)	(264)
Exercise of warrants	10	2,240				2,250
Issuance of common stock	8	1,132				1,140
Contingent stock warrants issued		340				340
Other comprehensive loss:
Minimum pension liability, net of tax $275				(413)		(413)	(413)
Change in fair value of swap, net of tax $20				(31)		(31)	(31)

Balance, December 31, 2001	104	16,304	(4,214)	(687)	(1,686)	9,821	$(917)

Net loss for the year ended December 31, 2002			(123)			(123)	$(123)
Issuance of common stock		9				9
Treasury stock purchases					(118)	(118)
Other comprehensive loss:
Minimum pension liability, net of tax $278				(418)		(418)	(418)
Termination of swap, net of tax $160				240		240	240

Balance, December 31, 2002	104	16,313	(4,337)	(865)	(1,804)	9,411	$(301)

Net loss for the year ended December 31, 2003			(166)			(166)	$(166)
Issuance of common stock		20				20
Other comprehensive loss:
Minimum pension liability, net of tax $20				(29)		(29)	(29)

Balance, December 31, 2003	$104	$16,333	$(4,503)	$(894)	$(1,804)	$9,236	$(195)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	Dollars in thousands
Cash flows from operating activities:
Net loss	$(166)	$(123)	$(264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,581	1,789	2,320
Other non cash gains included in net loss	(213)	—	—
Deferred income taxes	(5)	(59)	103
Gain on sale of business	—	(250)	—
Gain on sale of marketable securities, trading	—	—	(388)
Changes in operating assets and liabilities:
Marketable securities—trading	—	—	1,390
Accounts receivable	639	4,963	372
Costs and estimated earnings in excess of billings on uncompleted contracts	(22)	285	(473)
Inventories	480	102	216
Prepaid expenses and other current assets	(72)	(1,006)	(767)
Deferred charges and other assets	(330)	(40)	(440)
Accounts payable and accrued expenses	(456)	(1,040)	852
Other liabilities	265	(264)	(40)
Billings in excess of costs and estimated earnings on uncompleted contracts	(332)	(943)	1,420
Other	224	287	81

Net cash provided by operating activities	1,593	3,701	4,382

Cash flows from investing activities:
Acquisitions of property and equipment and intangible assets	(112)	(240)	(793)
Divestiture of businesses and other	—	470	—
Proceeds from sale of property	1,568	—	—

Net cash provided by (used in) investing activities	1,456	230	(793)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit line	(1,198)	700	(800)
Proceeds from issuance of stock and detachable warrants	20	9	4,377
Stock issuance expense	—	(443)	—
Repayments of debt	(3,129)	(4,080)	(7,952)
Proceeds from subordinated debt	1,200	—	—
Proceeds from borrowing against cash surrender value of life insurance	—	142	175
Purchases of treasury stock	—	(118)	—

Net cash used in financing activities	(3,107)	(3,790)	(4,200)

Net increase (decrease) in cash and cash equivalents	(58)	141	(611)
Cash and cash equivalents at beginning of year	194	53	664

Cash and cash equivalents at end of year	$136	$194	$53

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the year for:	2003	2002	2001
Interest	$1,331	$2,578	$2,693

Income taxes	$(183)	$335	$673

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business—We operate in a single industry segment that provides innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2003
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%

CFI includes a wholly owned subsidiary, New Busch Co., Inc. (“Busch”). In 2002, we increased our ownership in CFI from 94% to 99% by contributing our intercompany receivable from CFI and receiving in exchange additional shares of CFI.

All material intercompany balances and transactions have been eliminated.

Divestiture of Businesses—In December 2001, we sold the fixed assets and inventory of Air Purator Corporation (“APC”) and received notes totaling $475. The notes which were due primarily in March 2002 were secured by the assets of APC. At December 31, 2001, we deferred the gain on sale of $250 until collection was reasonably assured. However, the purchaser defaulted on the loan, and we commenced foreclosure proceedings in May 2002. We subsequently sold the assets to the former general manager of APC on July 31, 2002 and recognized a gain on the sale during the third and fourth quarters of 2002 totaling $250. The net assets and operations of APC were not material to our consolidated financial statements.

We sold the assets of Busch Martec during 2002 because these assets no longer served our vision for future operations. Busch Martec’s assets were not material to our consolidated financial statements.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments in marketable securities—Investments in marketable securities are generally comprised of corporate common stock securities. These investments generally are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in other (expense) income. Realized gains and losses

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

are recorded based on the specific identification method. The fair value of investments in marketable securities at December 31, 2003 totaled $393, of which $382 is restricted for bonding purposes. These investments are included in prepaid expenses and other current assets in the consolidated balance sheets.

Inventories—The labor content of work-in-process and finished products and substantially all inventories of steel at our Cincinnati Facility (approximately 69% and 70% of total inventories at December 31, 2003 and 2002, respectively) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. All other inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2003 and 2002.

Accounting for long-lived assets—Our policy is to assess the recoverability of long-lived assets when there are indications of potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

Property and equipment—Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 12 to 40 years for building and improvements and 3 to 10 years for machinery and equipment.

Intangible assets—The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The ceasing of the amortization of such assets resulted in a reduction in amortization expense of $476 for the year ended December 31, 2002. During 2002, we evaluated the fair value of intangible assets with indefinite lives and goodwill and determined that the fair values were in excess of the carrying values of such assets. In the fourth quarter of 2003, we completed our annual tests for impairment and determined that the fair values of these net assets continue to be in excess of the carrying values of such assets.

Had we adopted SFAS No. 142 at the beginning of 2001, net income (loss) for the years ended December 31, 2003, 2002 and 2001 would have been adjusted as follows:

	2003	2002	2001
Reported net loss	$(166)	$(123)	$(264)
Add back: Goodwill amortization, net of tax of $138	—	—	206
Tradename amortization, net of tax of $53	—	—	79

Adjusted net income (loss)	$(166)	$(123)	$21

Earnings (loss) per share—basic and diluted:
Reported net loss	$(.02)	$(.01)	$(.03)
Goodwill amortization	—	—	.02
Tradename amortization	—	—	.01

Adjusted net loss	$(.02)	$(.01)	$—

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized over the life of the related loan. Amortization expense was $348, $260 and $220 for 2003, 2002 and 2001, respectively.

Financial Instruments—On January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. Under this guidance all derivative instruments, including those embedded in other contracts are recognized as either assets or liabilities and those financial instruments are measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. We recognized a transition obligation of $209, net of tax of $140, in other comprehensive loss in the first quarter ended March 31, 2001 from the adoption of SFAS 133.

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

Revenue recognition—Revenues from contracts, representing the majority of our revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product.

Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. At December 31, 2002, our reserve for estimated losses on uncompleted contracts was $123. No provision for estimated losses on uncompleted contracts was necessary at December 31, 2003.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Claims against customers are recognized as income by us when collectibility of the claim is probable and the amount can be reasonably estimated.

Income taxes—Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $171, $153 and $109 in 2003, 2002 and 2001, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $28, $33 and $104 in 2003, 2002 and 2001, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Earnings per share—For the years ended December 31, 2003, 2002 and 2001, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 9,852,280, 9,582,011 and 7,899,092, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,453,700, 3,451,000 and 3,488,500 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations for any year presented.

Stock-based compensation—We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2003, 2002 or 2001 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2003, 2002 and 2001 as reported to the pro forma results, considering both options and warrants discussed in Note 11, had we adopted the expense recognition provision of SFAS No. 123:

	2003	2002	2001
Net loss as reported	$(166)	$(123)	$(264)
Deduct: compensation cost based on fair value recognition, net of tax	(368)	(422)	(775)

Pro forma net loss under SFAS No. 123	$(534)	$(545)	$(1,039)

Basic and diluted loss per share:
As reported	$(0.02)	$(0.01)	$(0.03)
Pro forma under SFAS No.123	(0.05)	(0.06)	(0.13)

Recent accounting pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is required for fiscal 2003. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which we adopted January 1, 2003. The Statement provides alternative methods of transition for a voluntary change in the fair value method. We adopted the disclosure requirements effective December 31, 2002 and we are currently evaluating the voluntary change to the fair value method.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement nor do we have any mandatorily redeemable financial instruments. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations, it assumes under that guarantee. However, the provisions do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions, which apply on a prospective basis beginning January 1, 2003, had no effect on our financial statements in 2003 because there were no guarantees issued or modified during this period. The disclosure requirements of FIN 45 were adopted December 31, 2002 and had no effect on our financial statement disclosures.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). We have not yet completed our assessment of the effect of the adoption, if any, of EITF Issue No. 00-21 on our financial condition or results of operations.

In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We have adopted the disclosure requirement of SFAS No. 132 for our December 31, 2003 financial statements, and we will be required to disclose various elements of pension and postretirement benefit costs in interim period financial statements for quarters beginning after December 15, 2003 (our first quarter of fiscal 2004 ending March 31).

Reclassifications—Certain reclassifications have been made to the prior years consolidated financial statements to conform with current year presentation.

2.    Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2003 and 2002 except for subordinated notes which fair value was $5,560 and $4,264, at December 31, 2003 and 2002, respectively.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

We did not hold any financial instruments for trading purposes at December 31, 2003 or 2002.

We entered into an interest rate swap agreement to convert variable rate debt to a fixed rate (see Note 9) that matured in 2002. The fair value of the swap at December 31, 2001, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, was a liability of approximately $400 and was recorded in other liabilities and accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity, respectively.

Concentrations of credit risk:

Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers’ financial condition.

Union Contracts:

As of December 31, 2003, the Company’s continuing operations included approximately 430 employees. Approximately 300 employees are represented by international or independent labor unions, under various contracts that expire in the years 2005 through 2008.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

3.    Accounts Receivable

	2003	2002
Trade receivables	$1,536	$2,346
Contract receivables	10,132	9,891
Allowance for doubtful accounts	(270)	(200)

	$11,398	$12,037

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $520 and $709 at December 31, 2003 and 2002, respectively. Receivables on contracts in progress are generally collected within twelve months.

Provision for doubtful accounts was approximately $201, $178 and $154 during 2003, 2002 and 2001, respectively.

4.    Costs and Estimated Earnings on Uncompleted Contracts

	2003	2002
Costs incurred on uncompleted contracts	$38,181	$25,514
Estimated earnings	6,941	4,060

	45,122	29,574
Less billings to date	(41,133)	(25,939)

	$3,989	$3,635

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,309	$5,287
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,320)	(1,652)

	$3,989	$3,635

5.    Inventories

	2003	2002
Raw material and subassemblies	$816	$1,202
Finished goods	213	251
Parts for resale	546	602

	$1,575	$2,055

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

6.    Property and Equipment

	2003	2002
Land	$1,460	$1,597
Building and improvements	4,131	5,642
Machinery and equipment	10,412	10,369

	16,003	17,608
Less accumulated depreciation	(6,016)	(5,486)

	$9,987	$12,122

Depreciation expense was $1,114, $1,254 and $1,242 for 2003, 2002 and 2001, respectively.

7.    Goodwill and Intangible Assets

	2003	2002
Goodwill	$9,527	$9,527

Intangible assets—finite life	$1,446	$1,446
Less accumulated amortization	(630)	(552)

	$816	$894

Intangible assets—indefinite life	$1,395	$1,395

Amortization expense was $78, $178 and $834 for 2003, 2002 and 2001, respectively, including amortization of goodwill and indefinite life intangible assets prior to 2003. Amortization of finite life intangible assets over the next five years is $79 in 2004 and 2005, and $78 in 2006 and 2007 and $77 in 2008.

8.    Accounts Payable and Accrued Expenses

	2003	2002
Trade accounts payable	$7,845	$8,805
Compensation and related benefits	935	1,119
Accrued interest	1,471	869
Other accrued expenses	1,058	972

	$11,309	$11,765

9.    Debt

	2003	2002
Bank credit facility	$9,957	$14,150
Pennsylvania Industrial Development Authority	—	134

	9,957	14,284
Less current portion	(2,094)	(2,120)

	$7,863	$12,164

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

In December 1999, we obtained a bank credit facility aggregating $33,000 consisting of $23,000 in term loans and a $10,000 revolving credit line. Interest is charged based on the bank’s prime rate plus 5 percentage points (9% at December 31, 2003). The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. in 1999. The proceeds of the subordinated notes (see Note 10) were used to refinance our existing indebtedness and working capital.

At December 31, 2003, the revolving credit line, as amended, permits borrowings of up to the lesser of 1) $8,000 less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under this revolving credit facility were $4,325 and $3,127 at December 31, 2003 and 2002, respectively. Amounts borrowed were $3,675 and $4,873 at December 31, 2003 and 2002, respectively. There were no amounts outstanding under letters of credit at December 31, 2003 and 2002. The line of credit matures in 2005. The weighted average interest rates were 9.00% and 9.25% at December 31, 2003 and 2002, respectively.

The term loans consisted of a Term A and a Term B facility. Term B was paid off in May 2003. Term A quarterly principal installments were $488 beginning February 2000, increasing to $700 in February 2002 through August 2002, $524 through November 2004 and the final principal payment due January 2005. The amounts outstanding under the term loans were $6,282 and $9,277 at December 31, 2003 and 2002, respectively. The weighted average interest rates were 9.0% and 8.1% at December 31, 2003 and 2002, respectively.

The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004. Various amendments were also made to the credit facility in 2002 and 2001 which were effective during and as of December 31, 2002 and 2001 reducing minimum coverage requirements under several financial covenants through December 2003, raising interest rates, reducing scheduled principal payments under the Term A loan, and extending the maturity on the revolving credit line to January 2004. In consideration for these amendments, additional fees were paid to these lenders. We would not have been in compliance with the financial covenants had the amendments not been made.

In April 1992, we obtained a loan through the Pennsylvania Industrial Development Authority, which is collateralized by a mortgage on the related land and building. Principal and interest, at an annual rate of 3%, is paid quarterly over an amortization period of fifteen years ending in 2006. We paid this loan off in May 2003.

We opted to amend the existing agreement rather than refinance the entire credit facility as discussed in the second quarter because of current market conditions. However, we will continue to monitor such market conditions and could consider refinancing alternatives in future periods.

In 2001 and through November 2002, we had a four-year interest rate swap agreement (“Swap Agreement”) to manage our variable interest rate exposure, which matured in November 2002.

On May 7, 2003, we received approximately $1,600 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700 was used to reduce the revolving line of credit and the balance was used to reduce term debt. In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004 subject to various contingencies. If we consummate the sale, the net proceeds will reduce the amount of the credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Maturities of all long-term debt over the next five years are estimated as follows:

December 31,	Maturities
2004	$2,094
2005	7,863
2006	—
2007	—
2008	—
Thereafter	—

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.    Subordinated Notes

	2003	2002
Subordinated Notes due 2006, 12%	$4,325	$4,038
Subordinated Note due 2005, 6%	1,200	—

	$5,525	$4,038

During December 1999, as part of our refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), we obtained $4,000 of subordinated debt financing from Green Diamond Oil Corp., a company beneficially owned by two of our major shareholders. In addition, we obtained $1,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrues semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the bank credit facility. In connection with this agreement, accrued interest on the subordinated notes totaling $1,218 and $600 at December 31, 2003 and 2002, respectively, was not paid. However, during 2002, we paid the accrued interest of $963 at December 31, 2001 to our subordinated debt holders as a result of an amendment to our credit agreement permitting us to make such payment. The notes provide for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 11). The fair value of the warrants was determined to be $1,847 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which matures in May 2006. The amortization of the discount was approximately $288, for each of the years ended December 31, 2003, 2002 and 2001, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

11.    Shareholders’ Equity

Stock Option Plan

We maintain a stock option plan for our employees. Generally, options are exercisable one year from the date of grant, at the rate of 20% each year over the following five years and expire between five and ten years from the date of grant. There are 1,500,000 shares of our common stock that have been reserved for issuance under this plan.

The status of our stock option plan is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	166,000	$2.60	182,500	$2.68	154,400	$2.89
Granted	10,000	1.90	—	—	35,000	2.01
Forfeited	(7,300)	3.02	(16,500)	3.50	(6,900)	3.88

Outstanding, end of year	168,700	2.54	166,000	2.60	182,500	2.68

Options exercisable at year end	130,700		106,000		53,000

Available for grant at end of year	1,331,300		1,334,000		1,317,500

For the years ended December 31, 2003, 2002 and 2001, no compensation expense was recognized under stock-based employee compensation plans.

The range of exercise prices on shares outstanding as of December 31, 2003 was as follows:

	Outstanding			Exerciserable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$2.01 – 2.63	150,000	$2.37	7 – 9	112,000	$2.31
$3.88	18,700	$3.88	4	18,700	$3.88

The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the pro forma impact under SFAS No. 123, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2003, 2002 and 2001 is 10 years. The risk free interest rate applicable for 2003, 2002 and 2001 was 4.5%. The expected volatility of the Company’s stock used in 2003, 2002 and 2001 was .7. The expected dividend yield used in 2003, 2002 and 2001 was 0%.

The weighted average fair values at the date of grant for options and warrants granted during 2003 and 2001 was $1.43 and $2.01, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve-month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of our common stock, subject to certain limitations. The purchase price of each share is 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option cannot exceed 10% of the employee’s base compensation. There were 250,000 shares made available for purchase under the plan. During 2003, 2002 and 2001, we issued 13,001, 12,949 and 31,500 shares, respectively, under this plan at amounts that approximated fair value.

Warrants to Purchase Common Stock

In December 2001, warrants to purchase 1,000,000 shares of common stock at $2.25 per share were exercised; 800,000 shares by the Green Diamond Oil Corp. and 200,000 shares by two unrelated subordinated debt lenders. Gross proceeds of $2,250 were received from the exercise of the warrants and were used to pay down the bank credit facility.

On December 31, 2001, we issued 706,668 shares of common stock at a price of $3.00 per share, and issued detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share to a group of accredited investors (the “Investors”). Gross proceeds of $2,120 were received from the issuance of these shares and were used to pay down the bank credit facility. The right to purchase shares under the warrants vest immediately upon the issuance of the warrants, and the warrants contain various features to protect the Investors in the event of a merger or consolidation and from dilution in the event of a stock issuance at prices below the exercise price. We prepared and filed with the SEC a registration statement within 90 days of the issuance of such warrants and caused the registration statement to become effective within 150 days of the issuance. We valued these warrants at $240 as of December 31, 2001, which is included in other liabilities in the 2001 consolidated financial statements. At December 31, 2002, the fair value of those warrants decreased to $0 and $204 was recorded as other income in the 2002 consolidated financial statements. Future increases, if any, in the fair value of these warrants will be recognized in our consolidated financial statements.

In connection with this transaction, we were required to issue additional shares based on an earnings formula computed from fiscal year 2002 results (as defined in the Investors’ Subscription Agreement) to the Investors, at no additional cost to the Investors. In 2001 we valued these shares at $340, net of expenses of $102, which is included as contingent stock warrants in the accompanying consolidated financial statements. Based on the results of the earnings formula, approximately 382,000 additional shares were issued to the Investors.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

Related Party and Other

In December 1999, warrants were issued to the subordinated lenders (see Note 10) to purchase up to 1,000,000 shares (900,000 of which are related party at December 31, 2003) of our common stock for $2.25 per share which was the fair market value on the date granted. As noted above, these warrants were exercised in 2001. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of our common stock into which the warrants are convertible. Our management valued the detachable stock warrants at $1,847 and discounted the subordinated debt obligations by such amount (see Note 10) and recorded additional capital in excess of par value at December 31, 1999.

Chief Executive Officer

In January 1999, warrants were issued to the Chief Executive Officer to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Prior to 1999, warrants were issued to the Chief Executive Officer to purchase 1,250,000 shares, at exercise prices ranging from $1.625 to $2.75 per share. In August 2000, warrants were issued to the Chief Executive Officer to purchase 500,000 shares at an exercise price of $2.06 per share. The warrants expire 10 years from the date of issuance.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2003 and 2002, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,211	$3,885	$586	$619
Service cost	100	108	—	—
Interest cost	279	265	33	41
Amendment	23	—	—	—
Actuarial loss/(gain)	13	14	(4)	10
Discount rate change	389	115	—	8
Benefits paid	(190)	(176)	(84)	(92)

Projected benefit obligation at end of year	4,825	4,211	531	586

Change in plan assets:
Fair value of plan assets at beginning of year	2,411	2,734	—	—
Actual return (loss) on plan assets	428	(409)	—	—
Employer contribution	30	262	84	92
Benefits paid	(190)	(176)	(84)	(92)

Fair value of plan assets at end of year	2,679	2,411	—	—

Funded status	(2,146)	(1,800)	(531)	(586)
Unrecognized prior service cost	67	53	—	—
Unrecognized net actuarial loss/(gain)	1,815	1,735	5	9

Accrued benefit cost	$(264)	$(12)	$(526)	$(577)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$—	$(12)	$—	$—
Accrued benefit liability	(1,821)	(1,493)	(526)	(577)
Intangible asset included in deferred charges and other assets	67	53	—	—
Accumulated other comprehensive income, net	1,490	1,440	—	—

Net amount recognized	$(264)	$(12)	$(526)	$(577)

Weighted-average assumptions at December 31:
Discount rate	6.0%	6.75%	6.0%	6.75%
Expected return on plan assets	8.5%	8.5%	N/A	N/A

The accumulated benefit obligation for our defined benefit plans was $4,500 and $3,917 at December 31, 2003 and 2002, respectively. Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2002 is as follows:

	2003	2002
Projected benefit obligation	$4,825	$4,211
Accumulated benefit obligation	4,500	3,917
Fair value of plan assets	2,679	2,411

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Based on current assumptions, estimated contributions of $854,000 may be required in 2004 for the pension plan and $86,000 for the retiree healthcare plan.

In accordance with SFAS 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows:

	2003	2002
Minimum liability included in other comprehensive income:
Increase in minimum liability in other comprehensive income	$49	$753

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Service cost	$100	$108	$121
Interest cost	279	265	252
Expected return on plan assets	(211)	(243)	(272)
Net amortization and deferral	114	59	6

Net periodic benefit cost	$282	$189	$107

The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $33, $41 and $43 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pension plan assets are invested in trusts comprised primarily of investments in various debt and equity funds. A fiduciary committee establishes the target asset mix and monitors asset performance. The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investment applied to the portfolio based on their relative weighting, increased by an underlying inflation rate.

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2004	Percentage of Plan Assets
		2003	2002
Asset Category:
Equity Securities	55%	55%	51%
Debt Securities and cash	45%	45%	49%

Total	100%	100%	100%

In connection with collective bargaining agreements, we participate with other companies in defined benefit pension plans. These plans cover substantially all of our Kirk & Blum contracted union employees not covered in the aforementioned plan. If we were to withdraw from participation in these multi-employer plans, we would be required to contribute our share of the plans’ unfunded benefit obligation. We have no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2,024, $2,019 and $2,644 for 2003, 2002 and 2001, respectively.

We sponsor a profit sharing and 401(k) savings retirement plan for K&B non-union employees. The plan covers substantially all employees who have one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 15%. We provide matching contributions of 25% of the first 5% of employee contributions. We also have made matching contributions and discretionary contributions of $51, $65 and $203 during 2003, 2002 and 2001, respectively.

We also sponsor a 401(k) Savings and Retirement Plan which covers substantially all of CFI’s employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. We match 50% of the first 6%. Plan expense for the years ended December 31, 2003, 2002 and 2001 was $33, $32 and $47, respectively.

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
2004	$571
2005	431
2006	194
2007	17

We terminated the lease of a facility from a related party, the former President and chief operating officer of Busch who is the beneficial owner of the property, with an annual base rental of $88 which expired July, 2002.

Total rent expense under all operating leases for 2003, 2002 and 2001 was $651, $668 and $470, respectively.

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

Commitments

In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004 subject to various contingencies. If we consummate the sale, the net proceeds will reduce the amount of the credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

	2003	2002	2001
Current:
Federal	$16	$41	$67
State	(73)	(198)	(39)

	(57)	(157)	28

Deferred:
Federal	(48)	(42)	106
State	43	(17)	(3)

	(5)	(59)	103

	$(62)	$(216)	$131

The income tax provision (benefit) differs from the statutory rate due to the following:

	2003	2002	2001
Tax benefit at statutory rate	$(78)	$(115)	$(48)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	(20)	(142)	(28)
Permanent differences, principally goodwill and interest	34	40	157
Under accrual of prior years’ taxes	2	1	50

	$(62)	$(216)	$131

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

	2003	2002
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$216	$286
Deferred state taxes	301	286
Reserves on assets	114	84
Inventory	(938)	(783)

Current deferred tax asset (liability) (included in accounts payable and accrued expenses in the consolidated balance sheets)	(307)	(127)

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(3,589)	(3,627)
Goodwill and intangibles	(1,320)	(1,291)
Other liabilities	346	282
Non-compete agreement	272	297
Minimum pension liability	596	576
Federal and state net operating loss carryforwards	401	219
AMT credit carryforward	104	79
Other	5	75

Net noncurrent deferred income tax liability	(3,185)	(3,390)

Net deferred tax liability	$(3,492)	$(3,517)

Gross deferred tax assets were $2,355 and $2,184 at December 31, 2003 and 2002, respectively. Gross deferred tax liabilities were $5,847 and $5,701 at December 31, 2003 and 2002, respectively.

We have Federal net operating loss carryforwards of $702 at December 31, 2003 to be utilized in future years, which begin to expire in 2020. Additionally, we have state net operating loss carryforwards of $880 at December 31, 2003.

We file a consolidated Federal income tax return.

15.    Related Party Transactions

During 2003, we reimbursed Green Diamond Oil Corp. $5 per month for use of the space and other office expenses of our Toronto office. In 2003, 2002 and 2001, reimbursements were $60, $60 and $60, respectively. During 2003 and 2002, we paid fees of $250 and $250, respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond. During 2001, the Company advanced $337 to Green Diamond, which was repaid in March 2002.

16.    Backlog of Uncompleted Contracts from Continuing Operations

Our backlog of uncompleted contracts from continuing operations was $7,268 and $14,607, at December 31, 2003 and 2002, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

17.    Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Net Sales	$15,201	$17,754	$17,039	$18,971	$68,965
Income from operations	124	220	661	829	1,834
Net income (loss)	(249)	(82)	237	(72)	(166)
Basic and diluted earnings (loss) per share	(0.03)	(0.01)	0.02	(0.01)	(0.02)

Year ended December 31, 2002
Net Sales(1) (2)	$18,879	$18,586	$19,581	$21,831	$78,877
Income from operations	299	131	518	1,253	2,201
Net income (loss)	(197)	(205)	61	218	(123)
Basic and diluted earnings (loss) per share	(0.02)	(0.02)	0.01	0.02	(0.01)

(1)	Includes $160 and $90 during the third and fourth quarters, respectively, from the sale of APC’s operating assets.
(2)	Includes $220 during the fourth quarter from a 2001 contract claim recovery.