Form 10-Q
period 2004-03-31
CECO ENVIRONMENTAL CORP
filed 2004-05-17
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Class: Common, par value $.01 per share outstanding at May 5, 2004 - 9,984,974

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265	$136
Accounts receivable, net	10,299	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	4,967	5,309
Inventories	1,556	1,575
Prepaid expenses and other current assets	2,208	1,983

Total current assets	19,295	20,401

Property and equipment, net	9,785	9,987
Goodwill, net	9,527	9,527
Intangibles – finite life, net	796	816
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	798	997

	$41,596	$43,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,463	$2,094
Accounts payable and accrued expenses	9,636	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,215	1,320

Total current liabilities	21,314	14,723

Other liabilities	2,645	2,591
Debt, less current portion	0	7,863
Deferred income tax liability	3,185	3,185
Subordinated notes (related party - $5,157 and $5,093, respectively)	5,597	5,525

Total liabilities	32,741	33,887

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,786,194 shares issued in 2004 and 2003	104	104
Capital in excess of par value	16,333	16,333
Accumulated deficit	(4,884)	(4,503)
Accumulated other comprehensive loss	(894)	(894)

	10,659	11,040
Less treasury stock, at cost, 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	8,855	9,236

	$41,596	$43,123

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net sales	$14,146	$15,201

Costs and expenses:
Cost of sales, exclusive of items shown separately below	11,341	12,132
Selling and administrative	2,575	2,542
Depreciation and amortization	419	403

	14,335	15,077

Income (loss) from operations before interest expense	(189)	124

Interest expense (including related party interest of $217 and $197, respectively)	(504)	(593)

Income (loss) from operations before income taxes	(693)	(469)

Income tax benefit	(312)	(220)

Net income (loss)	$(381)	$(249)

Per share data:
Basic and diluted net income (loss)	$(.04)	$(.03)

Weighted average number of common shares outstanding:
Basic and diluted	9,984,974	9,589,736

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(381)	$(249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	419	403
Changes in operating assets and liabilities:
Accounts receivable	1,099	1,121
Inventories	19	52
Costs and estimated earnings in excess of billings on uncompleted contracts	342	536
Prepaid expenses and other current assets	(256)	(202)
Accounts payable and accrued expenses	(1,673)	(2,264)
Billings in excess of costs and estimated earnings on uncompleted contracts	(105)	(256)
Other	230	(102)

Net cash used in operating activities	(306)	(961)

Net cash used in investing activities	(71)	(36)

Cash flows from financing activities:
Long-term debt borrowings	506	906

Net cash provided by financing activities	506	906

Net increase (decrease) in cash	129	(91)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$265	$103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:

Interest	$390	$501

Income taxes	$(24)	$41

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003 and the results of operations for the three-month periods ended March 31, 2004 and 2003 and of cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2004 or 2003 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(381)	$(249)
Deduct: compensation cost based on fair value recognition, net of tax	(24)	(82)

Pro forma net loss under SFAS No. 123	$(405)	$(331)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.03)
Pro forma under SFAS No. 123	$(0.04)	$(0.03)

2.	New Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” which we adopted in 2003. The Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock options. At this time, we do not anticipate making any voluntary change.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The adoption of this interpretation on January 1, 2004 did not affect our financial condition or results of operations, as we do not have any variable interest entities.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). The adoption of this interpretation on January 1, 2004 did not affect our financial condition or results of operations, as we do not have any revenue arrangements with multiple deliverables.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We have adopted the disclosure requirement of SFAS No. 132-R for our December 31, 2003 financial statements, as well as disclosure requirements for various elements of pension and postretirement benefit costs in interim period financial statements for quarters beginning with our first quarter ended March 31, 2004.

3.	Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials and subassemblies	$632	$816
Finished goods	317	213
Parts for resale	607	546

	$1,556	$1,575

4.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the condensed consolidated financial statements herein reflect the operating results of the segment.

5.	Earnings Per Share

For the three months ended March 31, 2004 and 2003, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,984,974 and 9,589,736, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,453,700 and 3,451,700 shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

6.	Debt

Total bank and related debt as of March 31, 2004 was $10,463,000 and $9,957,000 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at March 31, 2004 was $2,667,000. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at March 31, 2004 since the loans mature in January 2005. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004.

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs. In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. In addition, the Company has been identifying and implementing various cost containment and reduction initiatives. We are currently evaluating additional operating cost cutting opportunities throughout the company for implementation in the second quarter of 2004 by better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. The Company expects to be able to achieve these initiatives without disrupting services to current customers. Management believes that the successful achievement of the refinancing and cost reduction initiatives should provide the Company with sufficient resources to meet its near term cash requirements.

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. However, we are continuing discussions with a potential purchaser for the sale of the property.

7.	Employee Benefit Plans

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended March 31,
	2004	2003
Retirement plan:
Service cost	$30	$25
Interest cost	71	70
Expected return on plan assets	(63)	(53)
Amortization of prior service cost	2	2
Amortization of net actuarial (gain)/loss	26	26

Net periodic benefit cost	$66	$70

Health care plan:
Interest cost	$7	$8

We did not make any contributions to our defined benefit plans in the first quarter of 2004. We anticipate contributing $854 to fund the pension plan and $86 for the retiree health care plan during the remainder of fiscal of 2004.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2004 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2004	2003
Sales	$14.1	$15.2
Cost of sales	11.3	12.1

Gross profit (excluding depreciation)	$2.8	$3.1
Percent of sales	19.8%	20.2%

Selling and administrative expenses	$2.6	$2.5
Percent of sales	18.2%	16.7%

Operating (loss) income	$(0.2)	$0.1
Percent of sales	(1.3)%	.8%

Consolidated net sales for the first quarter were $14,146,000, a decrease of $1,055,000, compared to the same quarter in 2003. Lower construction revenues partially offset by increased sales from our component parts and duct products lines accounted for most of the fluctuation in sales. Lower backlog was the driving factor for the reduction in our construction revenues. Sales of our component parts and duct product lines, which are sold to contractors and end-users throughout North America, experienced increased sales volume during the quarter.

In total, orders booked in 2004 increased by $650,000 to $15,000,000 compared to $14,350,000 during the first quarter of 2003. Bookings increased by 29.3% in the first quarter of 2004 compared to the first quarter of 2003, excluding a large contract booked in January 2003 for $2,800,000.

First quarter 2004 gross profit was $2,805,000 (19.8%) compared to gross profit of $3,069,000 (20.2%) during the same period in 2003. We maintained a relatively consistent gross margin during 2004 compared with the first quarter 2003 gross margin in a difficult economic environment on lower sales resulting from increased construction margins and favorable mix, along with reduced overhead spending.

Selling and administrative expenses increased slightly by $33,000 or 1.3% to $2,575,000 during the first quarter of 2004 from $2,542,000 in the same period of 2003. Cost reduction initiatives in 2003 were offset by increased healthcare and compensation costs in the first quarter of 2004. Further cost reductions are being evaluated for implementation in the second quarter of 2004 in light of the current level of revenue.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization increased by $16,000 to $419,000 during the three months ended March 31, 2004 as compared to the same period of 2003.

Operating loss was ($189,000) in the first quarter of 2004 compared to operating income of $124,000 during the same quarter of 2003. The impact on operating income from lower sales along with slight increases in selling and administrative expenses and depreciation and amortization only partially offset by reduced factory overhead spending were the primary factors for the decrease in operating income.

Interest expense decreased by $89,000 to $504,000 from $593,000 during the first quarter of 2004. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $312,000 during the first quarter of 2004 and $220,000 during the first quarter of 2003. The federal and state income tax benefit in the first quarter of 2004 was 45%, which reflects the estimated effective tax rate for 2004. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net loss for the quarter ended March 31, 2004 was ($381,000) compared with a net loss of ($249,000) for the same period in 2003.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of March 31, 2004 was $8.1 million compared to $7.3 million as of December 31, 2003. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for its products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under its revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on the Company’s outstanding senior debt, working capital and other general corporate requirements.

At March 31, 2004 and December 31, 2003, cash and cash equivalents totaled $265,000 and $136,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of March 31, 2004 was $10,463,000 and $9,957,000 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at March 31, 2004 was $2,667,000. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at March 31, 2004 since the loans mature in January 2005. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004.

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs. In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. In addition, the Company has been identifying and implementing various cost containment and reduction initiatives. We are currently evaluating additional operating cost cutting opportunities throughout the company for implementation in the second quarter of 2004 by better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. The Company expects to be able to achieve these initiatives without disrupting services to current customers. Management believes that the successful achievement of the refinancing and cost reduction initiatives should provide the Company with sufficient resources to meet its near term cash requirements.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2004	2003
Total operating cash flow (used)	$(306)	$(961)
Net cash (used) in investing activities	(71)	(36)
Net cash provided by financing activities	506	906

Net increase (decrease)	$129	$(91)

Cash used in operating activities lessened in 2004 compared to 2003. Cash used in operating activities for the first three months of 2004 was the result of reductions to accounts payable and accrued expenses of $1,673,000, and increases to prepaid and other current assets of $256,000 and billings in excess of costs and estimated earnings on uncompleted contracts of $105,000. Cash was provided by reductions to accounts receivable of $1,099,000, and increases in costs and estimated earnings in excess of billings on uncompleted contracts of $342,000. Other changes in working capital items provided cash of $249,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2004 and December 31, 2003 was $8,179,000 and $7,636,000, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $71,000 for the first three months of 2004 compared with $36,000 for the same period in 2003. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase in 2004, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property. However, we are continuing discussions with a potential purchaser for the sale of the property.

Financing activities provided cash of $506,000 during the first three months of 2004 compared with cash provided of $906,000 during the same period of 2003. Current year and 2003 financing activities included net borrowings under the bank credit facility.

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. However, we are continuing discussions with a potential purchaser for the sale of the property.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Exhibit 31.1    Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2    Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1    Certification of Chief Executive Officer (18 U.S. Section 1350)

Exhibit 32.2    Certification of Chief Financial Officer (18 U.S. Section 1350)

b.	Reports on Form 8-K

The Company did not file any Form 8-K during the first quarter of 2004.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration and Chief Financial Officer

Date: May 17, 2004