Form 10-Q
period 2004-06-30
CECO ENVIRONMENTAL CORP
filed 2004-08-16
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Class: Common, par value $.01 per share outstanding at August 11, 2004 - 9,991,678

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data	JUNE 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$155	$136
Accounts receivable, net	11,343	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	5,213	5,309
Inventories	1,769	1,575
Prepaid expenses and other current assets	2,325	1,983

Total current assets	20,805	20,401

Property and equipment, net	9,571	9,987
Goodwill	9,527	9,527
Intangibles – finite life, net	776	816
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	729	997

	$42,803	$43,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$7,857	$2,094
Accounts payable and accrued expenses	10,579	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,310	1,320

Total current liabilities	19,746	14,723

Other liabilities	2,515	2,591
Debt, less current portion	3,141	7,863
Deferred income tax liability	3,185	3,185
Subordinated notes (related party - $5,222 and $5,093, respectively)	5,669	5,525

Total liabilities	34,256	33,887

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,792,898 shares issued at June 30, 2004 and 10,786,194 shares issued at December 31, 2003	104	104
Capital in excess of par value	16,343	16,333
Accumulated deficit	(5,202)	(4,503)
Accumulated other comprehensive loss	(894)	(894)

	10,351	11,040
Less treasury stock, at cost 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	8,547	9,236

	$42,803	$43,123

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data	2004	2003	2004	2003
Net sales	$15,006	$17,754	$29,152	$32,955

Costs and expenses:
Cost of sales, exclusive of items shown separately below	11,872	14,592	23,213	26,724
Selling and administrative	2,785	2,546	5,360	5,088
Depreciation and amortization	413	396	832	799

	15,070	17,534	29,405	32,611

Income (loss) from operations before other income and interest expense	(64)	220	(253)	344
Other income	18	222	36	222
Interest expense (including related party interest of $199 for each three-month and $398 for each six-month period, respectively)	(533)	(595)	(1,055)	(1,188)

Income (loss) from operations before income taxes	(579)	(153)	(1,272)	(622)
Income tax benefit	(261)	(71)	(573)	(291)

Net income (loss)	$(318)	$(82)	$(699)	$(331)

Per share data:
Basic and diluted net income (loss)	$(.03)	$(.01)	$(.07)	$(.03)

Weighted average number of common shares outstanding:
Basic and diluted	9,989,836	9,852,876	9,987,405	9,722,033

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2004	2003
Cash flows from operating activities:
Net loss	$(699)	$(331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832	799
Other non cash gains included in net loss	—	(222)
Changes in operating assets and liabilities:
Accounts receivable	55	1,359
Inventories	(194)	162
Costs and estimated earnings in excess of billings on uncompleted contracts	96	(792)
Prepaid expenses and other current assets	(405)	(175)
Accounts payable and accrued expenses	(730)	(1,788)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10)	(199)
Other	142	(31)

Net cash used in operating activities	(913)	(1,218)

Cash flows from investing activities:
Acquisitions of equipment	(119)	(57)
Proceeds from sale of property	—	1,568

Net cash (used in) provided by investing activities	(119)	1,511

Cash flows from financing activities:
Proceeds from stock issuance	10	—
Long-term debt borrowings (repayments)	1,041	(355)

Net cash provided by (used in) financing activities	1,051	(355)

Net increase (decrease) in cash	19	(62)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$155	$132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:

Interest	$636	$831

Income taxes	$(37)	$15

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month period and six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(318)	$(82)	$(699)	$(331)
Deduct: compensation cost based on fair value recognition, net of tax	(6)	(82)	(12)	(164)

Pro forma net loss under SFAS No. 123	$(324)	$(164)	$(711)	$(495)

Basic and diluted loss per share:
As reported	$(.03)	$(.01)	$(.07)	$(.03)
Pro forma under SFAS No. 123	$(.03)	$(.02)	$(.07)	$(.05)

Certain amounts in the June 30, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). The adoption of this interpretation on January 1, 2004 did not affect our financial condition or results of operations, as we do not have any revenue arrangements with multiple deliverables.

In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We have adopted the disclosure requirement of SFAS No. 132-R for our December 31, 2003 financial statements, as well as disclosure requirements for various elements of pension and postretirement benefit costs in interim period financial statements for quarters beginning with our first quarter ended March 31, 2004.

3.	Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials and subassemblies	$1,002	$816
Finished goods	199	213
Parts for resale	568	546

	$1,769	$1,575

4.	Goodwill and Intangible Assets

	June 30, 2004	December 31, 2003
Goodwill	$9,527	$9,527

Intangible assets - finite life	$1,446	$1,446
Less accumulated amortization	(670)	(630)

	$776	$816

Intangible assets - indefinite life	$1,395	$1,395

Amortization expense was $20 for the second quarters of 2004 and 2003, and $40 and $39 for the first six months of 2004 and 2003, respectively. Amortization of finite life intangible assets over the next five years is $79 for 2005, $78 in 2006 and 2007, and $77 in 2008 and 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the condensed consolidated financial statements herein reflect the operating results of the segment.

6.	Earnings Per Share

For the three months ended June 30, 2004 and 2003, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,989,836 and 9,852,876, respectively. For the six months ended June 30, 2004 and 2003, both basic weighted average common shares outstanding and diluted average common shares outstanding were 9,987,405 and 9,722,033, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,503,700 and 3,451,700 shares for the three months and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

7.	Debt

Total bank and related debt as of June 30, 2004 was $10,998 and $9,957 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at June 30, 2004 was $2,237. Availability is determined by a borrowing base formula contained in the credit agreement.

The revolving line of credit of the bank credit facility is reported as current portion of debt in the balance sheet at June 30, 2004 since the line matures in January 2005. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004. The bank credit facility was also amended during August 2004 by extending the term loan to July 2005 and by waiving the leverage financial covenant as of June 30, 2004.

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs. We believe that we will be able to restructure or refinance our existing credit facility before the scheduled maturity in January 2005 based on our recent extension of the term loan to July 2005, among other factors. However, there can be no assurance that we will able to do so. In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. In addition, we have identified and implemented various cost containment and reduction initiatives through better

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. These efforts are expected to provide approximately $1,300 in annualized savings beginning in the third quarter of 2004. We expect to be able to achieve these initiatives without disrupting services to current customers. We believe that the successful achievement of the refinancing and cost reduction initiatives should provide us with sufficient resources to meet our near term cash requirements.

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an option to the potential purchaser to acquire the property until November 2004 in exchange for $100 (which will be held in escrow until certain contingencies are satisfied).

8.	Employee Benefit Plans

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Retirement plan:
Service cost	$30	$25	$60	$50
Interest cost	71	70	142	140
Expected return on plan assets	(63)	(53)	(126)	(106)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial (gain)/loss	26	26	52	52

Net periodic benefit cost	$66	$70	$132	$140

Health care plan:
Interest cost	$7	$8	$14	$16

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to make $854 in contributions to the Pension Plan during the year ending December 31, 2004. As of June 30, 2004, $166 has been contributed to the Pension Plan and we anticipate making an additional $414 during the remainder of Fiscal Year 2004 for a revised total of $580.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2004	2003	2004	2003
Sales	$15.0	$17.8	$29.1	$32.9
Cost of sales	11.9	14.6	23.2	26.7

Gross profit (excluding depreciation)	$3.1	$3.2	$5.9	$6.2
Percent of sales	20.9%	17.8%	20.4%	18.9%

Selling and administrative expenses	$2.8	$2.5	$5.4	$5.1
Percent of sales	18.6%	14.3%	18.4%	15.4%

Operating (loss) income	$(.1)	$.2	$(.3)	$.3
Percent of sales	(.4)%	1.2%	(.9)%	1.0%

Consolidated net sales for the second quarter were $15,006,000, a decrease of $2,748,000, compared to the same quarter in 2003. Consolidated net sales for the first six months of 2004 were $29,152,000, a decrease of $3,803,000 compared to the same period in 2003. Lower construction and Busch revenues partially offset by increased sales from our component parts and duct product lines accounted for most of the fluctuation in sales. Lower backlog was the driving factor for the reduction in our construction revenues. The completion of two steel rolling mill projects was the primary reason for lower revenue from Busch during the second quarter. Sales of our component parts and duct product lines, which are sold to contractors and end-users throughout North America, experienced increased sales volume during the second quarter and first six months.

Orders booked were $15,894,000 during the second quarter of 2004 and $30,901,000 for the first six months of 2004, as compared to $16,955,000 during the second quarter of 2003 and $31,305,000 in the first half of 2003. First quarter 2003 bookings included one $2.8 million order with no comparably sized orders in 2004.

Second quarter 2004 gross profit was $3,134,000. This compares to gross profit of $3,162,000 during the same period in 2003. Gross profit as a percentage of revenues for the three-month period ended June 30, 2004 was 20.9% compared with 17.8% for the comparable period in 2003.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Gross profit was $5,939,000 for the first six months of 2004, a decrease of $292,000 compared to the same period in 2003. Gross profit as a percentage of revenues for the first six months of 2004 was 20.4% compared with 18.9% for the comparable period in 2003. We increased gross margin during the second quarter by 3.1 percentage points and 1.5 percentage points during the first half of 2004 compared with the same periods in 2003 principally due to increased construction margins along with reduced overhead spending.

Selling and administrative expenses increased by $239,000 or 9.4% to $2,785,000 during the second quarter of 2004 from $2,546,000 in the same period of 2003. Selling and administrative expenses increased by $272,000 or 5.3% to $5,360,000 during the first six months of 2004 from $5,088,000 in the same period of 2003. Cost reduction initiatives in 2003 were offset by increased healthcare and compensation costs in the second quarter and first half of 2004. In light of the current level of revenue, during May 2004, we initiated additional cost reductions, which is expected to provide annualized savings of $1.3 million, beginning in the third quarter of 2004.

Depreciation and amortization increased by $17,000 to $413,000 during the second quarter of 2004 from $396,000 in the same period of 2003. Depreciation and amortization increased by $33,000 to $832,000 in the first six months of 2003 from $799,000 in the same period of 2003.

Other income was $18,000 in the second quarter of 2004 compared to $222,000 in the second quarter of 2003. Other income for the first six months of 2004 was $36,000 compared to $222,000 during the same period in 2003. The other income during 2004 is the amortization of the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. The other income during 2003 is the result of the gain recognized from the sale and leaseback of this property during the second quarter of 2003 of $222,000. A deferred gain of $218,000 is being recognized over the ensuing three-year leaseback period.

Operating loss was ($64,000) in the second quarter of 2004 compared to operating income of $220,000 during the same quarter of 2003. Operating loss for the first six months of 2004 was ($253,000) compared to operating income of $344,000 during the same period of 2003. The impact on operating income from lower sales along with increases in selling and administrative expenses and depreciation and amortization, only partially offset by reduced factory overhead spending, were the primary factors for the decrease in operating income.

Interest expense decreased by $62,000 to $533,000 from $595,000 during the second quarter of 2004. Interest expense decreased by $133,000 to $1,055,000 from $1,188,000 during the first six months of 2004. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $261,000 during the second quarter of 2004 and $71,000 during the second quarter of 2003. Federal and state income tax benefit was $573,000 for the first six months of 2004, an increase $282,000 from the comparable period in 2003. The federal and state income tax benefit in the first quarter of 2004 was 45%, which reflects the estimated effective tax rate for 2004. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Net loss for the quarter ended June 30, 2004 was ($318,000) compared with a net loss of ($82,000) for the same period in 2003. Net loss for the six months ended June 30, 2004 was ($699,000) compared with a net loss of ($331,000) for the same period in 2003.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of June 30, 2004 was $9.6 million compared to $7.3 million as of December 31, 2003. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for our products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2004 and December 31, 2003, cash and cash equivalents totaled $155,000 and $136,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of June 30, 2004 was $10,998,000 and $9,957,000 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at June 30, 2004 was $2,237,000. Availability is determined by a borrowing base formula contained in the credit agreement.

The revolving line of credit of the bank credit facility is reported as current portion of debt in the balance sheet at June 30, 2004 since the line matures in January 2005. The bank credit facility was amended in November 2003 by extending the maturities of the revolving line of credit and the final payment due under the term loan to January 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also reduced minimum coverage requirements under several financial covenants through December 31, 2004. The bank credit facility was also amended during August 2004 by extending the term loan to July 2005 and by waiving the leverage financial covenant as of June 30, 2004.

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest cost. We believe that we will be able to restructure or refinance our existing credit facility before the scheduled maturity in January 2005 based on our

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

recent extension of the term loan to July 2005, among other factors. However, there can be no assurance that we will be able to do so. In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. In addition, we have identified and implemented various cost containment and reduction initiatives through better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. These efforts are expected to provide approximately $1.3 million in annualized savings beginning in the third quarter of 2004. We expect to be able to achieve these initiatives without disrupting services to current customers. We believe that the successful achievement of the refinancing and cost reduction initiatives should provide us with sufficient resources to meet our near term cash requirements.

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2004	2003
Total operating cash flow (used)	$(913)	$(1,218)
Net cash (used in) provided by investing activities	(119)	1,511
Net cash provided by (used in) financing activities	1,051	(355)

Net increase (decrease)	$19	$(62)

Cash used in operating activities decreased in 2004 compared to 2003. Cash used in operating activities for the first six months of 2004 was the result of reductions to accounts payable and accrued expenses of $730,000, and increases to prepaid and other current assets of $405,000 and inventories of $194,000. Cash was provided by reductions to costs and estimated earnings in excess of billings on uncompleted contracts of $96,000. Other changes in working capital items provided cash of $187,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2004 and December 31, 2003 was $8,761,000 and $7,636,000, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $119,000 for the first six months of 2004 compared with $57,000 for the same period in 2003. Cash provided by investing activities of $1,568,000 for the first six months of 2003 relates to cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. A $222,000 gain was recognized during the second quarter of 2003 from the sale of the Conshohocken property as well as a $218,000 deferred gain, which will be recognized over the ensuing three-year leaseback period. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase in 2004, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Financing activities provided cash of $1,051,000 during the first six months of 2004 compared with cash used in financing activities of $355,000 during the same period of 2003. Current year financing activities included net borrowings and issuance of common stock under our employee stock purchase plan, and 2003 financing activities included repayments under the bank credit facility. In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an option to the potential purchaser to acquire the property until November 2004 in exchange for $100,000 (which will be held in escrow until certain contingencies are satisfied).

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

Exhibit 31.1     Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2     Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1     Certification of Chief Executive Officer (18 U.S.C. Section 1350)

Exhibit 32.2     Certification of Chief Financial Officer (18 U.S.C. Section 1350)

b.	Reports on Form 8-K

The Company did not file any Form 8-K during the second quarter of 2004.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.
/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration and Chief Financial Officer

Date: August 13, 2004