Form 10-Q
period 2004-09-30
CECO ENVIRONMENTAL CORP
filed 2004-11-15
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Class: Common, par value $.01 per share outstanding at November 12, 2004 - 9,991,678

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204	$136
Accounts receivable, net	13,027	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	6,513	5,309
Inventories	2,025	1,575
Prepaid expenses and other current assets	2,676	1,983

Total current assets	24,445	20,401

Property and equipment, net	9,467	9,987
Goodwill	9,527	9,527
Intangible assets – finite life, net	756	816
Intangible assets – indefinite life	1,395	1,395
Deferred charges and other assets	706	997

	$46,296	$43,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$4,712	$2,094
Accounts payable and accrued expenses	13,449	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	2,554	1,320

Total current liabilities	20,715	14,723

Other liabilities	2,192	2,591
Debt, less current portion	5,696	7,863
Deferred income tax liability	3,185	3,185
Subordinated notes (including, related party - $5,287 and $5,093, respectively)	5,741	5,525

Total liabilities	37,529	33,887

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,792,898 shares issued at September 30, 2004 and 10,786,194 shares issued at December 31, 2003	104	104
Capital in excess of par value	16,343	16,333
Accumulated deficit	(4,982)	(4,503)
Accumulated other comprehensive loss	(894)	(894)

	10,571	11,040
Less treasury stock, at cost, 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	8,767	9,236

	$46,296	$43,123

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net sales	$18,378	$17,039	$47,530	$49,994

Costs and expenses:
Cost of sales, exclusive of items shown separately below	15,035	13,543	38,248	40,267
Selling and administration	2,473	2,443	7,833	7,531
Depreciation and amortization	424	392	1,256	1,191

	17,932	16,378	47,337	48,989

Income from operations before other income and interest expense	446	661	193	1,005
Other income	19	17	55	239
Interest expense (including related party interest of $219 and $199, and $654 and $597, respectively)	(567)	(554)	(1,622)	(1,742)

Income (loss) from operations before income taxes	(102)	124	(1,374)	(498)
Income tax benefit	(322)	(113)	(895)	(404)

Net income (loss)	$220	$237	$(479)	$(94)

Per share data:
Basic net income (loss)	$.02	$.02	$(.05)	$(.01)

Diluted net income (loss)	$.02	$.02	$(.05)	$(.01)

Weighted average number of common shares outstanding:
Basic	9,991,678	9,978,835	9,988,840	9,808,574

Diluted	10,015,537	10,021,741	9,988,840	9,808,574

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(479)	$(94)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,256	1,191
Other non cash gains included in net loss	—	239
Changes in operating assets and liabilities:
Accounts receivable	(1,629)	(1,606)
Inventories	(450)	226
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,204)	682
Prepaid expenses and other current assets	(788)	(222)
Accounts payable and accrued expenses	2,140	(1,217)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,234	1,613
Other	(192)	(438)

Net cash (used in) provided by operating activities	(112)	374

Cash flows from investing activities:
Acquisitions of equipment	(281)	(88)
Proceeds from sale of property	—	1,568

Net cash (used in) provided by investing activities	(281)	1,480

Cash flows from financing activities:
Proceeds from employee stock purchase plan	10	11
Proceeds from subordinated debt	—	1,200
Net borrowings (repayments) on revolving credit line and (repayments) of debt	451	(3,178)

Net cash provided by (used in) financing activities	461	(1,967)

Net increase (decrease) in cash	68	(113)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$204	$81

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:
Interest	$906	$1,124

Income taxes	$(13)	$(156)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003 and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month period and nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, from which the accompanying December 31, 2003 financial information was derived.

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

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$220	$237	$(479)	$(94)
Deduct: compensation cost based on fair value recognition, net of tax	(6)	(82)	(18)	(246)

Pro forma net income (loss) under SFAS No. 123	$214	$155	$(497)	$(340)

Net income (loss) loss per share:
Basic as reported	$.02	$.02	$(.05)	$(.01)
Basic pro forma under SFAS No. 123	$.02	$.02	$(.05)	$(.03)
Diluted as reported	$.02	$.02	$(.05)	$(.01)
Diluted pro forma under SFAS No. 123	$.02	$.02	$(.05)	$(.03)

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	New Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” which we adopted in 2003. The Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock options. We did not make any voluntary changes to our method of accounting for stock options.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2003, the FASB issued FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We have adopted the disclosure requirement of SFAS No. 132-R for our December 31, 2003 financial statements, as well as disclosure requirements for various elements of pension and postretirement benefit costs in interim period financial statements beginning with our first quarter ended March 31, 2004.

3.	Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and subassemblies	$1,204	$816
Finished goods	192	213
Parts for resale	629	546

	$2,025	$1,575

4.	Goodwill and Intangible Assets

	September 30, 2004	December 31, 2003
Goodwill	$9,527	$9,527

Intangible assets - finite life	$1,446	$1,446
Less accumulated amortization	(690)	(630)

	$756	$816

Intangible assets - indefinite life	$1,395	$1,395

Amortization expense was $20 for the third quarters of 2004 and 2003, and $60 and $59 for the first nine months of 2004 and 2003, respectively. Amortization of finite life intangible assets over the next five years is $79 for 2005, $78 in 2006 and 2007, and $77 in 2008 and 2009.

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

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended September 30, 2004 and 2003. There were no adjustments to net income for the basic or diluted earnings per share (EPS) computations.

	Three Months ended September 30,
	2004	2003
Basic weighted average number of common shares outstanding	9,991,678	9,978,835
Effect of dilutive securities	23,859	42,906

Diluted weighted average number of common shares outstanding	10,015,537	10,021,741

For the nine months ended September 30, both basic and diluted weighted average common shares outstanding were 9,988,840 in 2004 and 9,808,574 in 2003. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,503,700 and 3,446,000 shares for the nine-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Options and warrants to purchase 2,453,700 and 2,446,000 shares for the three-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares. There were no adjustments to net loss for the basic or diluted earnings per share computations.

7.	Debt

Total bank and related debt was $10,408 at September 30, 2004 and $9,957 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at September 30, 2004 was $2,304.

During November 2004, the revolving line of credit portion of the bank credit facility was amended by extending the termination date to January 2006. As a result, the amount outstanding under this line of $5,696 as of September 30, 2004 was reported as long-term debt in the accompanying balance sheet. In addition, the revolving line of credit was amended whereby the maximum amount available that could be borrowed under the line was increased by $2,000 to $10,000 as of November 2004 subject to the borrowing base formula contained in the credit agreement. No extinguishment loss was recognized as a result of this amendment. The amendment also waived minimum coverage requirements under several financial covenants as of September 30, 2004. The bank credit facility was also amended during August 2004 by extending the term loan to July 2005 and by waiving the leverage financial covenant as of June 30, 2004.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We are continuing to evaluate, in light of the current market conditions and company performance, our options and alternative financing. Our refinancing strategy for bank credit facility was to extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest cost. We have extended the maturity on the term loan through July 2005 and the revolving line of credit to January 2006. While we have not yet lowered the scheduled amortization on term debt, we will continue to evaluate our options in this regard. However, there can be no assurance that we will be able to do so.

In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. We have also identified and implemented various cost containment and reduction initiatives through better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. These efforts are expected to provide approximately $1.3 million in annualized savings, which began during the third quarter of 2004. We expect to be able to achieve these initiatives without disrupting services to current customers. We believe that the successful achievement of the refinancing and cost reduction initiatives should provide us with sufficient resources to meet our near term cash requirements.

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an opportunity to the potential purchaser to acquire the property until the end of November 2004 in exchange for which an escrow deposit of $100 was made. The escrow deposit reverted to us without any further obligation as of September 30, 2004 and was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Retirement plan:
Service cost	$30	$25	$90	$75
Interest cost	71	70	213	210
Expected return on plan assets	(63)	(53)	(189)	(159)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial (gain)/loss	26	26	78	78

Net periodic benefit cost	$66	$70	$198	$210

Health care plan:
Interest cost	$7	$8	$21	$24

Accumulated other comprehensive loss of $894 at September 30, 2004 and December 31, 2003 results from recording minimum pension liability net of intangible asset and deferred tax assets.

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to make $854 in contributions to the Pension Plan during the year ending December 31, 2004. As of September 30, 2004, $522 has been contributed to the Pension Plan and we anticipate making an additional $58 during the remainder of Fiscal Year 2004 for a revised total of $580. Legislation enacted in 2004 resulted in our total contribution for the year being less than we previously anticipated

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2004	2003	2004	2003
Sales	$18.4	$17.0	$47.5	$50.0
Cost of sales	15.0	13.5	38.2	40.3

Gross profit (excluding depreciation)	$3.4	$3.5	$9.3	$9.7
Percent of sales	18.2%	20.5%	19.5%	19.5%

Selling and administrative expenses	$2.5	$2.4	$7.8	$7.5
Percent of sales	13.5%	14.3%	16.5%	15.1%

Operating (loss) income	$.4	$.7	$.2	$1.0
Percent of sales	2.4%	3.9%	.4%	2.0%

Consolidated net sales for the third quarter were $18,378,000, an increase of $1,339,000 compared to the same quarter in 2003. Consolidated net sales for the first nine months of 2004 were $47,530,000, a decrease of $2,464,000, compared to the same period in 2003. For the quarter, we reported sales increases from our component parts and duct product lines as well as higher construction revenue (principally from automotive and steel related projects which began in 2004) offset by lower Busch revenue. Nine-month revenue declined due to lower construction revenue during the first half and lower Busch revenue offset by increased sales of our component parts and duct product lines. The completion of two steel rolling mill projects in 2003 was the primary reason for lower revenue from Busch.

Bookings during the third quarter of 2004 and for the first nine months of 2004 increased substantially as third quarter orders were $26,884,000, a $10,400,000 or 63% increase over the same period in 2003, while nine month orders totaled $57,785,000, a 21% increase over the comparable period in 2003. Orders booked for large projects during the quarter covered a diverse industry group (including automotive, ethanol, foundry and steel). A significant portion of the project revenue should be recognized in the fourth quarter of 2004. Smaller orders booked during the quarter and nine-months continued to be strong relative to 2003.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Third quarter 2004 gross profit was $3,343,000 (18.2%). This compares to gross profit of $3,496,000 (20.5%) during the same period in 2003. Gross margin was lower by 2.3 percentage points principally due to decreased construction margins slightly offset by reduced factory overhead spending. Gross profit was $9,282,000 for the first nine months of 2004, a decrease of $445,000 compared to the same period in 2003. Gross margin held firm for the first nine months of 2004 and 2003 at 19.5% as reduced overhead spending was offset by slightly lower pricing due to competitive market conditions.

Selling and administrative expenses increased by $30,000 or 1.2% to $2,473,000 during the third quarter of 2004 from $2,443,000 in the same period of 2003. Selling and administrative expenses increased by $302,000 or 4.0% to $7,833,000 during the first nine months of 2004 from $7,531,000 in the same period of 2003. Cost reduction initiatives in 2003 were offset by increased healthcare and compensation costs in the third quarter and first nine months of 2004. In light of the current level of revenue, during 2004, we implemented additional cost reduction initiatives, which are expected to provide annualized savings of $1.3 million, beginning in the third quarter of 2004. As discussed in our Overview of Cash Flows and Liquidity section, a $100,000 escrow deposit reverted to us without any further obligation as of September 30, 2004 and was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

Depreciation and amortization increased by $32,000 to $424,000 during the third quarter of 2004 from $392,000 in the same period of 2003. Depreciation and amortization increased by $65,000 to $1,256,000 in the first nine months of 2004 from $1,191,000 in the same period of 2003.

Other income was $19,000 in the third quarter of 2004 compared to $17,000 in the third quarter of 2003. Other income for the first nine months of 2004 was $55,000 compared to $239,000 during the same period in 2003. The other income during 2004 is the amortization of the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. The other income during 2003 is the result of the gain recognized from the sale and leaseback of this property during the second quarter of 2003 of $222,000. A deferred gain of $218,000 is being recognized over the ensuing three-year leaseback period.

Operating income was $446,000 in the third quarter of 2004 compared to operating income of $661,000 during the same quarter of 2003. Operating income for the first nine months of 2004 was $193,000 compared to operating income of $1,005,000 during the same period of 2003.The impact on operating income from lower sales along with increases in selling and administrative expenses and depreciation and amortization, only partially offset by reduced factory overhead spending, were the primary factors for the decrease in operating income.

Interest expense increased by $13,000 to $567,000 from $554,000 during the third quarter of 2004. Interest expense decreased by $120,000 to $1,622,000 from $1,742,000 during the first nine months of 2004. The year-to-date decrease was due to lower debt balances during the nine months that was partially offset by higher interest rates during the third quarter.

Federal and state income tax benefit was $322,000 during the third quarter of 2004 compared to $113,000 during the third quarter of 2003. Federal and state income tax benefit was $895,000 for

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

the first nine months of 2004, an increase $491,000 from the comparable period in 2003. The federal and state income tax benefit for the first nine months of 2004 was 65%, which reflects the estimated effective tax rate for 2004. Our effective income tax rate was adjusted in the third quarter from 45% to 65% to reflect the reduction in our estimated pretax income for the year. This adjustment had the affect of increasing the effective income tax rate for the 2004 third quarter to 316%. Our effective income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net income for the quarter ended September 30, 2004 was $220,000 compared with net income of $237,000 for the same period in 2003. Net loss for the nine months ended September 30, 2004 was ($479,000) compared with a net loss of ($94,000) for the same period in 2003.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of September 30, 2004 was $17.5 million compared to $7.3 million as of December 31, 2003. There can be no assurances that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control. Our operating results can be affected by the introduction of new products, new manufacturing technologies, rapid change of the demand for our products, decrease in average selling prices over the life of the product as competition increases and our dependence to some degree on efforts of intermediaries to sell a portion of our product.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At September 30, 2004 and December 31, 2003, cash and cash equivalents totaled $204,000 and $136,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of September 30, 2004 was $10,408,000 and $9,957,000 at December 31, 2003. Unused credit availability under our $8.0 million revolving line of credit at September 30, 2004 was $2,304,000.

During November 2004, the revolving line of credit portion of the bank credit facility was amended by extending the termination date to January 2006. As a result, the amount outstanding under this line of $5,696,000 as of September 30, 2004 was reported as long-term debt in the accompanying balance sheet. In addition, the revolving line of credit was amended whereby the maximum amount available that could be borrowed under the line was increased by $2,000,000 to $10,000,000 as of

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

November 2004 subject to the borrowing base formula contained in the credit agreement. No extinguishment loss was recognized as a result of this amendment. The amendment also waived minimum coverage requirements under several financial covenants as of September 30, 2004. The bank credit facility was also amended during August 2004 by extending the term loan to July 2005 and by waiving the leverage financial covenant as of June 30, 2004.

We are continuing to evaluate, in light of the current market conditions and company performance, our options and alternative financing. Our refinancing strategy for bank credit facility was to extend the maturities and increase our cash flow by lowering the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest cost. We have extended the maturity on the term loan through July 2005 and the revolving line of credit to January 2006. While we have not yet lowered the scheduled amortization on term debt, we will continue to evaluate our options in this regard. However, there can be no assurance that we will be able to do so.

In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. We have also identified and implemented various cost containment and reduction initiatives through better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. These efforts are expected to provide approximately $1.3 million in annualized savings, which began during the third quarter of 2004. We expect to be able to achieve these initiatives without disrupting services to current customers. We believe that the successful achievement of the refinancing and cost reduction initiatives should provide us with sufficient resources to meet our near term cash requirements.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2004	2003
Total operating cash flow (used)/provided	$(112)	$374
Net cash (used in) provided by investing activities	(281)	1,480
Net cash provided by (used in) financing activities	461	(1,967)

Net increase (decrease)	$68	$(113)

Cash provided by operating activities decreased in 2004 compared to 2003. Cash used in operating activities for the first nine months of 2004 was the result of an increase in the number of projects in process at quarter end and their relative early stage of completion. As a result, our investment in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and inventories increased $1,629,000, $1,204,000 and $450,000, respectively. We were able to partially offset these uses of cash by increasing our accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts by $2,140,000 and $1,234,000, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2004 and December 31, 2003 was $8,238,000 and $7,636,000, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $281,000 for the first nine months of 2004 compared with $88,000 for the same period in 2003. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase in 2004, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property. Cash provided by investing activities of $1,568,000 for the first nine months of 2003 relates to cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. A $222,000 gain was recognized during the second quarter of 2003 from the sale of the Conshohocken property and a gain of $218,000 was deferred, which will be recognized over the ensuing three-year leaseback period. Approximately, $700,000 of the proceeds were used to reduce the revolving line of credit and the balance was used to reduce term debt.

Financing activities provided cash of $461,000 during the first nine months of 2004 compared with cash used in financing activities of $1,967,000 during the same period of 2003. Current year financing activities included net borrowings and issuance of common stock under our employee stock purchase plan, and 2003 financing activities included proceeds from issuance of subordinated debt totaling $1,200,000 to our principle shareholder. These proceeds and those from the sale of our Conshohocken property were used to pay down amounts outstanding under our credit agreement. In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an opportunity to the potential purchaser to acquire the property until the end of November 2004 in exchange for which an escrow deposit of $100,000 was made. The escrow deposit reverted to us without any further obligation as of September 30, 2004 and was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

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

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on October 14, 2004, the shareholders of CECO Environmental Corp. took the following actions:

1.	Elected the following seven directors for terms to expire at the 2005 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Number of Shares
Director	For	Against
Richard J. Blum	6,665,497	122,617
Phillip DeZwirek	6,665,229	122,885
Jason Louis DeZwirek	6,663,697	124,417
Thomas J. Flaherty	6,664,797	123,317
Josephine Grivas	6,664,897	123,217
Melvin F. Lazar	6,665,529	122,585
Donald A. Wright	6,665,997	122,117

2.	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was follows:

Votes For:	6,781,678
Votes Against:	3,832
Votes Abstained:	2,601

ITEM 5. OTHER INFORMATION

The Board of Directors adopted on September 28, 2004 the following procedures by which security holders may recommend nominees to the Board of Directors:

The independent Directors will consider director candidates recommended by stockholders for inclusion on the slate of directors recommended to the Board. Any stockholder may submit one candidate for consideration at each stockholder meeting at which directors are to be elected. Stockholders wishing to recommend a candidate must submit the recommendation no later than one hundred and twenty (120) days before the date of the Company’s proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders, provided, that if the Company did not hold any annual meeting in the previous year, or if the date of the next annual meeting has been changed by more than thirty (30) days from the date of the previous year’s meeting, then the deadline will be a date that is a reasonable time before the Company begins to print and mail its proxy materials, but in no event less than ninety (90) days prior to such mailing.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION (continued)

Recommendations must be sent to the following address:

CECO Environmental Corp.

3120 Forrer Street

Cincinnati, OH 45209

Attention: Secretary

At the time the stockholder submits the recommendation for a director candidate, the stockholder must provide the following:

All information about the candidate that the Company would be required to disclose in a proxy statement in accordance with Exchange Act rules.

Certification from the candidate that he or she meets the requirements to be (a) independent under the Nasdaq standards, and (b) a non-management director under the Exchange Act.

Consent of the candidate to serve on the Board, if nominated and elected.

Agreement of the candidate to complete, upon request, questionnaire(s) customary for directors of the Company.

The independent Directors will first evaluate candidates recommended by stockholders on the same basis as candidates recommended by other sources, including evaluating the candidate against the standards and qualifications set out in the Director Nomination Policy of the Company as well as any other criteria approved by the Board from time to time. The independent Directors will determine whether to interview any candidate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

Exhibit 10.52 Ninth Amendment to Credit Agreement dated as of June 29, 2004

Exhibit 10.53 Tenth Amendment to Credit Agreement dated November 10, 2004

Exhibit 10.54 Amended and Restated Revolving Credit Note dated November 10, 2004

Exhibit 31.1 Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2 Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer (18 U.S.C. Section 1350)

Exhibit 32.2 Certification of Chief Financial Officer (18 U.S.C. Section 1350)

b.	Reports on Form 8-K

The Company did not file any Form 8-K during the third quarter of 2004.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Marshall J. Morris
Marshall J. Morris
V.P. - Finance and Administration
and Chief Financial Officer

Date: November 15, 2004