Form 10-K/A
period 2003-12-31
CECO ENVIRONMENTAL CORP
filed 2005-04-15
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Registrant’s Telephone Number, Including Area Code: (513) 458-2600

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

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

Issuer’s Revenues for its most recent fiscal year: $68,159,000

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

Explanatory Note

This Form 10-K/A amends our Annual Report on Form 10-K, filed on March 29, 2004 (the “Original Form 10-K”) to reflect the restatement of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

On February 8, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that the Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and subsequently recognized on small projects. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenues for small projects was incorrect. This error occurred from 2000 to 2003 and the three quarters reported during 2004.

This error affected the following previously reported amounts: costs and estimated earnings in excess of billings on uncompleted contracts, deferred income tax liability, and retained earnings in our consolidated balance sheets, and net sales, income tax (benefit) provision, and net loss in our consolidated statements of operations. This amendment restates in its entirety each item of the Original Form 10-K that has been changed to reflect the restatement described in Note 18 to the financial statements. These include Part II, Item 6 – Selected Financial Data, Item 7 – Management’s Discussion and Analysis, and Item 8 – Financial Statements and Supplementary Data and Item 9(a) – Controls and Procedures.

In addition, the Company detected an error in the classification of amortization on deferred financing costs as depreciation and amortization expense rather than interest expense. Amounts relating to this error in classification between depreciation and amortization, income from operations and interest expense are also being corrected in connection with this filing as discussed in Note 18.

We have included in this Report the full text of all other Items as filed in the Original Form 10-K without changes, except for certain expanded disclosures as requested by the U.S. Securities and Exchange Commission. In order to preserve the nature and character of the disclosure set forth in those other items as originally filed, we have not modified or updated the disclosures in this Report except as stated in the paragraph above.

Except as stated above, this Report speaks only as of the date of the Original Form 10-K. Except as specified above, this filing does not reflect any events occurring after March 29, 2004.

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

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction included investments of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”), $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. These investors were also issued warrants to purchase 1,000,000 shares of Common Stock in the aggregate (the “Subdebt Warrants”) at a price of $2.25 per share, the fair market value of the shares at date of issuance. The fair value of the warrants was determined to be $1,847,000 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordinated debt which coincides with the bank’s term loan maturity date of May 2006. The amortization of the discount was approximately $288,000 for each of the years ended December 31, 2003, 2002 and 2001. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants. ICS Trustee Services, Ltd. and Harvey Sandler are not our affiliates. Green Diamond Oil Corp. is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder, and 50% by Jason Louis DeZwirek, Phillip DeZwirek’s son, a director and Secretary of the Company and a major stockholder of the Company. The promissory notes, which were issued to evidence the subordinated debt, provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Payments of interest are subject to the subordination agreement with the banks providing the financing referred to above.

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

Under the Subscription Agreement CECO entered into with the Investors, we were required to issue to such Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002. Based on the results of this formula, 382,237 additional shares were issued to the Investors in April 2003 at no cost to the investors. The issuance of the shares was charged to additional paid in capital.

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

Employees

We had 427 full-time employees and 5 part-time employees as of December 31, 2003. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. In total, approximately 300 employees are represented by international or independent labor unions under various union contracts that expire from March 2005 to October 2008. We consider our relationship with our employees to be satisfactory.

Our operations are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of our key executives could have a material adverse effect upon our operations.

Intellectual Property

There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

We purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. The Patent and Trademark Office (“PTO”) records do not currently reflect such transfer. We plan on attempting to obtain the proper documentation to file with the PTO. JET*STARTM systems constituted $0.3 million of revenues in 2003.

We hold a US patent for our N-SERTR and X-SERTR prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiberbed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance. We were assigned the patent to a multiple throat narrow gap venturi scrubber, which patent may have significant value. We plan to attempt to file the proper documentation with the PTO to reflect proper ownership. Current PTO records indicate that the party from which we obtained such patent owns such patent.

Affiliated Stock Purchase

In September 2002, the Registrant purchased 31,536,440 shares of CECO Filters, Inc. (“Filters”) in consideration for the cancellation of Filter’s debt of $3,044,423 owed to CECO Group, Inc. (“Group”) and $109,221 owed to Registrant. Registrant then immediately assigned such shares to Group. Group currently owns approximately 99% of the shares of Filters.

Financial Information about Geographic Areas

For 2003, 2002 and 2001, sales to customers outside the United States, including export sales, accounted for approximately 1%, 2% and 2%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars. We do not currently maintain long-lived assets outside the United States.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K/A, the factors listed below should be considered in evaluating our business and prospects. This Annual Report on Form 10-K/A contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report on Form 10-K/A. We assume no obligation to publicly update any forward-looking statements.

Operating at a Loss

We have incurred net losses for our past 5 fiscal years. There are no assurances that we will achieve or sustain profitability.

Competition

The industries in which we compete are all highly competitive. We compete against a number of local, regional and national contractors and manufacturers in each of our business segments, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. We believe new entrants that are large corporations may be able to compete with the Company on the basis of price and as a result may have a material adverse affect on the results of our operations. In addition, there can be no assurance that other companies will not develop new or enhanced products that are either more effective than ours or would render our products non-competitive or obsolete.

Dependence on Key Personnel

We are highly dependent on the experience of our management in the continuing development of operations. The loss of the services of certain of these individuals, particularly Richard J. Blum, President of CECO, would have a material adverse effect on our business. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. There can be no assurance that we will be successful in attracting and retaining such personnel. The failure to recruit additional key personnel could have a material adverse effect on our business, financial condition and results of operations.

Continued Control by Management

As of the date of this Annual Report on Form 10-K/A, management of the Company beneficially owns approximately 55% of the Company’s outstanding common stock, assuming the exercise of currently exercisable warrants and options held by management. Our stockholders do not have the right to cumulative voting in the election of directors. Accordingly, present stockholders will be in a position to exert control over our business and operations, including the election of our directors.

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

Our cash interest costs relate primarily to our revolving credit line and term loans; interest payments on the subordinated debt are not permitted under the credit agreement. Interest accrued on these subordinated notes was $1,218,000 at December 31, 2003 and $600,000 at December 31, 2002. Such interest will be paid in the future upon agreement with the financial institution. Interest is charged on the revolving credit line at the bank’s prime rate plus 5 percentage points. A 1% increase in the average interest rate would increase cash interest cost by approximately $60,000 if borrowings remain constant in 2004. There are no scheduled increases in the fixed or variable rates on the credit facility, however; an increase or decrease in the prime rate would cause the Company’s future interest expense and cash flows to increase or decrease proportionately.

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

In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004, subject to various contingencies. If we consummate the sale, the net proceeds would be used to purchase new principal operating facilities and could also be used to reduce the amount of credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 11, 2003. At the meeting, directors Phillip DeZwirek, Jason Louis DeZwirek, Richard Blum, Josephine Grivas, Melvin Lazar and Donald Wright were elected, and the appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified. The votes for the appointment of Deloitte & Touche LLP were 6,790,873 with 13,640 against and 10,176 abstentions.

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

CECO Common Stock Bids
2002	High	Low
1st Quarter	$3.95	$3.02
2nd Quarter	$3.95	$2.25
3rd Quarter	$2.40	$1.75
4th Quarter	$2.18	$1.75

CECO Common Stock Bids
2003	High	Low
1st Quarter	$1.95	$1.65
2nd Quarter	$2.06	$1.55
3rd Quarter	$2.10	$1.59
4th Quarter	$2.00	$1.50

2004
1st Quarter	$2.01	$1.65
(through March 12, 2004)

(b) The approximate number of beneficial holders of our common stock as of March 14, 2004 was 1,400.

(c) We paid no dividends during the fiscal years ended December 31, 2003 or 2002. We do not expect to pay dividends in the foreseeable future. We are party to various loan documents, which prevent us from paying any dividends.

(d) Information relating to securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below in this Annual Report on Form 10-K/A.

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

	Year Ended December 31,
	2003[7]	2002[1,7]	2001[2,7]	2000[3,7]	1999[7]
	(in thousands, except per share amount)
Statement of operations information:
Net sales	$68,159	$78,575	$90,809	$89,141	$22,414
Gross profit, excluding depreciation and amortization	13,011	15,590	18,347	17,421	8,387
Depreciation and amortization	1,245	1,479	2,100	1,986	729
Loss from continuing operations	(667)	(306)	(380)	(1,096)	(434)
Discontinued operations	—	—	—	—	(509)
Net loss	(667)	(306)	(380)	(1,096)	(943)
Basic and diluted net loss per share from continuing operations[5]	(.07)	(.03)	(.05)	(.13)	(.05)
Basic and diluted net loss per share[5]	(.07)	(.03)	(.05)	(.13)	(.11)
Weighted average shares outstanding (in thousands)
Basic	9,852	9,582	7,899	8,195	8,485
Diluted	9,852	9,582	7,899	8,195	8,485
Supplemental financial data:
Ratio of earnings to fixed charges[6]	n/a	n/a	n/a	n/a	n/a
Deficiency[6]	$(1,034)	$(641)	$(318)	$(1,708)	$(281)
Cash flows from operating activities	1,593	3,701	4,382	2,630	(846)

	At December 31,
	2003[7]	2002[1,7]	2001[2,7]	2000[3,7]	1999[7]
	(dollars in thousands)
Balance sheet information:
Working capital	$3,709	$5,024	$7,202	$10,014	$14,504
Total assets	41,154	45,514	52,169	54,278	56,448
Short-term debt	2,094	2,120	2,826	3,776	2,788
Long-term debt	13,388	16,202	18,588	26,101	28,290
Stockholders equity[4]	8,030	8,706	9,299	6,602	9,038

[1]	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001.

[2]	During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.

[3]	During fiscal 2000, depreciation and goodwill increased by $600,000 due to the acquisition of Kirk & Blum and kbd/Technic, whose results of operations are included with their respective dates of acquisition.

[4]	Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

[5]	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.

[6]	For purposes of determining the ratio of earnings to fixed charges, “earnings” are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. “Deficiency” is the amount by which fixed charges exceeded earnings.

[7]	The selected financial data gives effect to the restatement described in note 18 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

As discussed in note 18 to our consolidated financial statements, the accompanying 2003, 2002 and 2001 financial statements have been restated to reflect the impact of spreadsheet errors we detected affecting the manner in which we recognize revenue on smaller contracts and to appropriately reclassify amortization of deferred financing costs from depreciation and amortization expense to interest expense. The restatement had no impact on cash flows. The following discussion and analysis gives effect to the restatement.

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

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Favorable conditions in the economy generally lead to plant expansions and construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, as we have seen in the past two years, in a weak economy, customers tend to lengthen the time between inquiry and order or may defer purchases.

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

2003 vs. 2002

	For the year ended December 31,
($’s in millions)	2003	2002
Sales	$68.2	$78.6
Cost of sales	55.2	63.0

Gross profit (excluding depreciation and amortization)	$13.0	$15.6
Percent of sales	19.1%	19.8%

Selling and administrative expenses	$10.4	$11.9
Percent of sales	15.3%	15.1%

Operating income	$1.4	$2.2
Percent of sales	2.0%	2.8%

Consolidated sales were $68.2 million, a decrease of $10.4 million compared to 2002. Our small order business remained relatively constant with 2002. In 2003, these orders totaled $24.8 million compared to $26.7 million in 2002. These orders came from our large base of customers that are generally repeat buyers for replacement products, for service work or for custom fabrication work. In 2003, the individual larger contracts were down because of the continuing weakness in the U.S. economy. Additionally, 2002 sales were higher resulting from the following: a) several large projects included in our December 31, 2001 backlog that were completed in 2002 (including work performed for ethanol processing facilities and a specialty textile manufacturer), and b) sales generated by large orders booked in 2002 (including work performed for a large testing facility, a cement manufacturing facility and a major automotive manufacturer). Net sales during the year ended December 31, 2002 included $550,000 revenue generated from operations divested in 2002.

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

Gross profit excluding depreciation and amortization was $13.0 million in 2003 compared with $15.6 million in 2002. Gross profit, as a percentage of sales, was 19.1% in 2003 compared to 19.8% in 2002. The decline was due to our product mix and higher margins realized in our contracting operations coupled with lower factory overhead costs. We managed our fixed overhead costs to help offset some of the lost gross profit from reduced sales in a highly competitive market in 2003. As a result, gross margin was relatively stable in 2003 compared to 2002.

Selling and administrative expenses decreased by $1.5 million to $10.4 million in 2003. Selling and administrative expenses, as a percentage of revenues for 2003 were 15.3% compared to

15.1% in 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented cost reduction initiatives in May 2002, September 2002 and May 2003, which generated an annualized operating cost savings of approximately $2,800,000. These cost savings, which are primarily due to a reduction in our workforce, and our cost containment efforts, were the principal reasons for the decrease in selling and administrative expenses.

Depreciation and amortization decreased $0.2 million to $1.2 million in year ended December 31, 2003.

Operating income was $1,364,000 in 2003 and $2,209,000 in 2002. The impact on operating income from the lower sales was significantly lessened by our operating expense reductions. We reduced selling and administrative expenses by $1,500,000 principally due to cost reduction programs implemented in 2002 and 2003. Additionally, depreciation and amortization expense was lower by $234,000 resulting from our initiatives to control capital expenditures. These expense reductions and cost containment initiatives, as well as lower factory overhead spending, helped to mitigate the reduction in operating income due to lower sales.

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

Interest expense decreased $0.4 million to $2.6 million during 2003 compared to the same period of 2002. The decrease is due to lower debt outstanding during the year partially offset by higher interest rates.

Federal and state income tax benefit was $0.4 million during 2003 compared with a tax benefit of $0.3 million for the same period in 2002. The effective income tax rate for 2003 was 35.5% compared with 52.3% in the same period of 2002. The effective tax rate during 2003 was favorably affected by state tax benefits and exports sales and negatively affected by certain permanent differences including non-deductible interest expense.

Net loss was $667,000 in 2003 and $306,000 in 2002. The impact on net loss from lower operating income was partially offset by reduced tax-effected interest expense. As a result, we increased our net loss in 2003 by $361,000.

2002 vs. 2001

	For the year ended December 31,
($’s in millions)	2002	2001
Sales	$78.6	$90.8
Cost of sales	63.0	72.5

Gross profit (excluding depreciation and amortization)	$15.6	$18.3
Percent of sales	19.7%	20.2%

Selling and administrative expenses	$11.9	$13.2
Percent of sales	15.1%	14.5%

Operating income	$2.2	$3.0
Percent of sales	2.8%	3.4%

Consolidated net sales decreased 13.5%, or $12.2 million to $78.6 million from 2001 to 2002. Sales were down mainly because of a) the weakness in the industrial segment of the U.S. economy, b) divestitures of two non-core businesses, Air Purator Corporation and Busch Martec that amounted to $2.0 million of decreased sales, and c) the abandonment of our expansion into the highly engineered specialty piping for automotive paint facilities started in 2001, which amounted to $3.5 million of decreased sales.

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

Gross profit excluding depreciation and amortization was $15.6 million in 2002 compared with $18.3 million in 2001. Gross profit as a percentage of sales was 19.7% in 2002 compared with 20.2% in 2001.

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

Depreciation and amortization decreased $0.6 million to $1.5 million in the year ended December 31, 2002 primarily resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that ratable amortization of goodwill and intangible assets with indefinite lives be replaced with annual tests for impairment and that intangible assets with finite lives should continue to be amortized over their useful lives.

Operating income was $2,209,000 in 2002 and $3,048,000 in 2001. The impact on operating income from the lower sales was lessened by our operating expense reductions and cessation of amortization on goodwill and indefinite life intangibles. We reduced selling and administrative expenses by $1,297,000 principally due to cost reduction programs implemented in 2002. The decrease would have been $370,000 higher had it not been for non-recurring adjustments relating to a customer bankruptcy and other contingencies, which reduced selling and administrative expenses in 2001. Additionally, depreciation and amortization expense was lower by $621,000 primarily due to the cessation of amortization discussed above. These expense reductions and lower factory overhead spending helped to mitigate some of the reduction in gross profit due to lower sales.

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

Interest expense decreased $0.7 million to $3.1 million during 2002 compared to the same period of 2001. The decrease is principally due to lower borrowing levels and decreased rates under the bank credit facility.

Federal and state income tax benefit was $0.3 million during 2002 compared with a tax provision of $0.1 million for the same period in 2001. The effective income tax rate for 2002 was 52.3% compared with 19.5% in the same period of 2001. The effective tax rate during 2002 is affected by state tax benefits and by certain permanent differences including non-deductible interest expense. The effective income tax rate during 2001 was affected by non-deductible goodwill amortization and interest expense.

Net loss was ($306,000) in 2002 and ($380,000) in 2001. The impact on net loss from lower operating income was partially offset by reduced interest expense and an increase from income tax benefits. As a result, we decreased our net loss in 2002 by $74,000.

Liquidity and Capital Resources

At December 31, 2003 and December 31, 2002, cash and cash equivalents totaled $136,000 and $194,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of December 31, 2003 was $9,957,000 as compared to $14,284,000 at December 31, 2002, a decrease of $4,327,000, due to net payments under the bank credit facilities. The cash that we used to pay down our revolving line of credit and term debt of $700,000 and $900,000, respectively, came from our Conshohocken property transaction (discussed below), subordinated debt raised (discussed below) and the balance came from cash generated by operating activities.

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

Although we do not intend to seek “additional” financing, substantially all our assets are pledged as security on our existing debt and would not be available for any additional such borrowings. We may seek “refinancing” alternatives in the future such as increasing the amount available from the revolving credit facility, extending the maturity on the term debt and possibly using the proceeds from the sale of our Cincinnati property to pay down debt. In the event that any refinancing takes place, the liens against our assets would be removed upon payment of the current credit facility and new liens would likely be placed on our assets by the new lenders.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2003	2002	2001
Total operating cash flow	$1,593	$3,701	$4,382

Purchases of property and equipment and intangible assets	$(112)	$(240)	$(793)
Divestiture of businesses and other	—	470	—
Proceeds from sale of property	1,568	—	—

Net cash provided by (used in) investing activities	$1,456	$230	$(793)

Proceeds from issuance of common stock and detachable warrants	$20	$9	$4,377
Stock issuance expense	—	(443)	—
Repayments of borrowings, net	(4,327)	(3,380)	(8,752)
Proceeds from subordinated notes	1,200	—	—
Other uses	—	24	175

Net cash used in financing activities	(3,107)	(3,790)	(4,200)

Net increase (decrease)	$(58)	$141	$(611)

In 2003, $1,593,000 was generated from operating activities. This follows two years of higher amounts of cash generation, which were mainly due to increased sales volumes and reductions in working capital during 2002 and 2001. In 2003, cash provided was impacted by our net loss adjusted for non-cash items and lessened working capital demands from lower sales. We generated additional cash through a decrease in accounts receivable of $639,000 that was due to lower sales partially offset by slower turnover of our accounts receivable. A reduction in accounts payable and accrued expenses resulting from reduced purchases on lower sales volume used cash of $456,000. The other working capital account that generated cash was inventory. Other working capital accounts that used cash were prepaid expenses and other current assets, billings in excess of costs and estimated earnings and costs and estimated earnings in excess of billings on uncompleted contracts. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2003 was $5,667,000 as compared to $6,950,000 at December 31, 2002. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will tend to change at a lower rate than the change in sales due to the acceleration of progress billing and collections of such on major contracts.

Cash provided by operating activities in 2002 was $3,701,000. Cash provided was impacted by net loss adjusted for non-cash items, lessened working capital demands from lower sales and improved turnover in accounts receivable. Major changes in working capital that provided cash included: accounts receivable- $4,963,000, costs and estimated earnings in excess of billings—$587,000, inventory - $102,000. Major changes in working capital that used cash included prepaid expenses and other current assets – $1,006,000, accounts payable and accrued expenses – $1,040,000 and billings in excess of costs and estimated earnings on uncompleted contracts – $943,000.

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

On May 7, 2003, we received approximately $1,600,000 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately, $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a contemplated closing date of May 1, 2004 subject to various contingencies. If we consummate the sale, the net proceeds would be used to purchase new principal operating facilities and could also be used to reduce the amount of credit facilities. A February 2003 agreement to sell our Cincinnati property was terminated (with the same party) in September 2003 due to the potential purchaser failing to close in accordance with the terms of the agreement.

Financing activities used cash of $3,107,000 during 2003 compared with cash used of $3,790,000 during the same period of 2002. Current year financing activities included net payments of $1,198,000 on our revolving line of credit and payments of $3,129,000 on our term loan. In addition, we raised $1,200,000 under a new subordinated debt obligation discussed earlier.

In the fourth quarter of 2001, we received gross proceeds of $2,120,000 and issued 706,668 shares of common stock to a group of accredited investors. Under the Subscription Agreement CECO entered into with the Investors, we were required to issue to such Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002. Based on the results of this formula, 382,237 additional shares were issued to the Investors in April 2003 at no cost to the Investors. The issuance of the shares was charged to additional paid in capital.

The Company believes that the amount available on its credit facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. Our cost reduction initiatives will have both short-term and long-term cash flow implications. A lower or more stable cost structure will be beneficial in future periods as revenues increase. We also have access to additional financing by increasing the amount of our subordinated debt obtained through related parties.

Dividends

We did not pay any dividends during the years ended December 31, 2003 and 2002 and do not expect to pay any in the foreseeable future as we are party to various loan documents that prevent us from paying such dividends.

Debt Covenants

The Company’s credit facilities contain financial covenants requiring compliance including at December 31, 2003 and each quarter through December 31, 2004: maximum leverage of 3.2 to 1, minimum fixed charge coverage ratio of 1 to 1 and minimum interest coverage ratio of 2.1 to 1. Our debt agreement has been amended several times in recent years to revise covenants in order for the Company to be in compliance with such covenants at quarterly reporting periods. These amendments were necessary as a result of the economic environment over the last four years, which negatively affected the markets and industries served by us and therefore our operations and financial performance. Our below plan financial performance resulted in our inability to meet certain covenants that were established based on a higher level of operations. We have made significant changes in our business in response to the lower level of revenues and believe our ability to react effectively has enabled us to successfully renegotiate our agreement.

As of December 31, 2003, we were in compliance with these financial covenants. Based on our 2004 projections, we anticipate that we will remain in compliance with such covenants. However, any adverse changes in actual results from projections may place us at risk of not being able to comply with all of the covenants of the Credit Agreement. In the event we cannot comply with the terms of the Credit Agreement as currently written, it would be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. However, we have been able to demonstrate to our lender our ability to address the situation(s) resulting in our inability to comply by making changes to our business and successfully renegotiating our agreement. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default which would cause all amounts owed to be immediately due and payable.

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

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligation as of December 31, 2003 (in thousands of dollars).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (a)	$9,957	$2,094	$7,863	$—	$—
Estimated interest payments	6,275	2,275	4,000	—	—
Estimated pension funding	3,080	580	1,000	1,000	500
Subordinated debt (b)	5,525	—	5,525	—	—
Estimated interest payments on subordinated debt	3,314		3,314
Operating lease obligations (c)	1,213	571	642	—	—
Purchase obligations (d)	1,211	1,211	—	—	—

	$30,575	$6,731	$22,344	$1,000	$500

(a)	As described in Note 9 to the Consolidated Financial Statements.

(b)	As described in Note 10 to the Consolidated Financial Statements.

(c)	Primarily as described in Note 13 to the Consolidated Financial Statements.

(d)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

The interest rate swap matured in November 2002 and therefore, no future obligation exists under this agreement.

Estimated interest payments associated with long term debt are based on anticipated interest payments on the term debt and estimated interest payments on the line of credit are based on the projected borrowing levels throughout the term of the line of credit.

Interest payments associated with the repayment of the subordinated debt are based on the fixed rates, outstanding principal and anticipated payment dates. Interest on the subordinated debt is not currently permitted under the credit facility and therefore, accrued interest is assumed to be paid upon maturity of the debt for purposes of this schedule.

Pension funding was assumed to stay at current levels based on consistent discount and long term return rates, current funding levels and no significant changes in plan design or benefits.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contracts’ profitability.

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0, $123,000 and $108,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2003 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2003, we have $9.5 million of goodwill, $.8 million of intangible assets - finite life, $1.4 million of indefinite life intangible assets, and $10.0 million of property, plant, and equipment recorded on the consolidated balance sheets.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and will provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Gross deferred tax assets and gross deferred tax liabilities at December 31, 2003 totaled $3.1 million and $5.8 million, respectively.

Risk Management Activities

We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We may use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. We may enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of December 31, 2003, there were no derivative instruments outstanding.

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, entitled “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We will adopt the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation currently is not expected to affect our financial condition or results of operations, as we do not have any interest in variable interest entities.

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

Forward-Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-K/A, the Annual Report to Shareholders or Form 8-K of CECO or any other written or oral statements made by or on our behalf may include forward-looking statements which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-K/A are “forward-looking statements,” and are based on management’s current expectations of our near-term results, based on current information available pertaining to us.

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

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	2,094	7,863	—	—	—	—	9,957	9,957
Average Interest Rate	9.0%	9.0%	—	—	—	—	9.0%	9.0%
Subordinated Notes due 2006	—	—	4,325	—	—	—	4,325	4,443
Effective Interest Rate	—	—	17.8%	—	—	—	17.8%	18.0%
Subordinated Note due 2005	—	1,200	—	—	—	—	1,200	1,117
Average Interest Rate	—	6.0%	—	—	—	—	6.0%	12.0%

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2003 for the reasons described below.

On February, 8, 2005, the Company, in consultation with its Audit Committee, concluded that it must correct its previously issued financial statements to properly account for revenue recognized under the percentage of completion method of accounting. The Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and recognized on small projects. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error was material and occurred from 2000 to 2003 and the three quarters reported during 2004. This correction resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2001 through 2003, which is reflected in this Annual Report on Form 10-K/A for the year ended December 31, 2003, and for the three quarters of 2004, which are reflected in Quarterly Reports on Form 10-Q/A for the relevant periods.

After evaluating the nature of the deficiency and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting at December 31, 2003.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2003, there were no significant changes in the Company’s internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

Management detected the error noted above as a result of additional monitoring processes and procedures that were implemented during the fourth quarter of 2004 to review revenue recognized under the percentage of completion method of accounting. The additional procedures were implemented by an individual hired by the Company in its efforts to expand the internal control structure in connection with its planning and execution under the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. This person was hired in August 2004 to initiate the Company’s documentation and testing of its internal controls. This individual’s responsibilities included performing certain monitoring activities which detected the material misstatement.

Management has evaluated this matter relative to its current and prior internal control environment and disclosure controls and procedures. It has concluded that the material weakness that led to this error not being detected timely has been mitigated as of December 31, 2004 as a result of the additional monitoring controls that were in place as of that date, which enabled the Company to detect this error.

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

Summary Compensation Table For CECO

Name/Principal Position	Year	Annual Compensation			Long-Term Compensation Securities Underlying Options (#)	All Other Compensation
		Salary		Bonus
Phillip DeZwirek Chairman of the Board & Chief Executive Officer	2003 2002 2001		$111,000			$ $ $	250,000 250,000 139,000	[1]

Richard J. Blum President of CECO & President & Chief Executive	2003 2002 2001	$ $ $	244,600 227,400 227,538		25,000[3]	$ $ $	5,791 11,438 25,406	[2]
Officer of CECO Group

David D. Blum Senior Vice President-Sales & Marketing and Assistant Secretary of CECO and Vice President of Kirk & Blum	2003 2002 2001	$ $ $	181,275 170,750 170,106			$ $ $	3,011 7,235 17,104	[4]

Marshall J. Morris Vice President-Finance & Administration and Chief Financial Officer of CECO	2003 2002 2001	$ $ $	165,387 156,000 155,769			$ $ $	2,601 2,227 1,377	[5]

[1]	Includes $250,000 paid to Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. in 2003 for consulting services provided by Green Diamond. Mr. DeZwirek is deemed to control Green Diamond.

[2]	Represents Company contribution of $2,514 to 401(k) plan on behalf of Mr. Richard Blum and $3,277 of insurance premiums paid for term life insurance for his benefit.

[3]	Represents options to purchase 25,000 shares of CECO’s stock granted on October 5, 2001. Such options are exercisable at any time between April 5, 2002 and October 5, 2011 at a price of $2.01 per share.

[4]	Represents Company contribution of $2,178 to 401(k) plan on behalf of Mr. David Blum and $833 of insurance premiums paid for term life insurance for his benefit.

[5]	Represents Company contribution of $2,099 to 401(k) plan on behalf of Mr. Morris and $502 of insurance premiums paid for term life insurance for his benefit.

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

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at 12/31/03		Value of Unexercised In-The-Money Options/SARs at 12/31/03
			Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)
Phillip DeZwirek	0	0	2,250,000	0	$6,000	N/A
Richard J. Blum	0	0	473,000	0	$0	N/A
David D. Blum	0	0	335,000	0	$0	N/A
Marshall J. Morris	0	0	30,000	20,000	$0	$0
Jason Louis DeZwirek	0	0	25,000	0	$0	N/A

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

Name and Address Of Beneficial Owner	No. of Shares of Common Stock Beneficially Owned	% of Total Common Shares Outstanding[1]
Phillip DeZwirek[2,3] Chief Executive Officer and Chairman of the Board 505 University Avenue Suite 1400 Toronto, Ontario M5G 1X3	4,657,457	38.1%

Jason Louis DeZwirek[2,4,5] Secretary 247 Erskine Avenue Toronto, Ontario M4P 1Z6	3,845,426	38.4%

Icarus Investment Corp.[2,6] 505 University Avenue Suite 1400 Toronto, Ontario M5G 1X3	2,221,760	22.3%

IntroTech Investments, Inc.[4] 247 Erskine Avenue Toronto, Ontario M4P 1Z6	1,598,666	16.0%

Can-Med Technology, Inc.[6] d/b/a Green Diamond Oil Corp. 505 University Avenue, Suite 1400 Toronto, Ontario M5G 1X3	887,400	8.9%

Crestview Capital Fund L.P.[7] 95 Revere Drive, Suite F Northbrook, IL 60062	582,171	5.7%

Harvey Sandler[8] 17591 Lake Estates Drive Boca Raton, FL 33496	511,000	5.1%

[1]	Based upon 9,984,974 shares of our common stock outstanding as of March 15, 2004. For each named person, this percentage includes Common Stock of which such person has the right to acquire beneficial ownership either currently or within 60 days of March 15, 2004, including, but not limited to, upon the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other person.

[2]	Icarus Investment Corp. (“Icarus”) is owned 50% by Phillip DeZwirek and 50% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by Icarus Investment Corp. also are attributed to both Messrs. Phillip DeZwirek and Jason Louis DeZwirek. With respect to the shares owned by Icarus, Icarus has sole dispositive and voting power and Phillip DeZwirek and Jason Louis DeZwirek are deemed to have shared voting and shared dispositive power.

[3]	Includes (i) 750,000 shares of our common stock that Phillip DeZwirek can purchase on or prior to November 7, 2006 from CECO at a price of $1.75 per share pursuant to warrants granted to Mr. DeZwirek by the Company on November 7, 1996; (ii) 250,000 shares that may be purchased pursuant to warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of our common stock that may be purchased pursuant to warrants granted September 14, 1998 at a price of $1.626 per share prior to September 14, 2008; (iv) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by the Company January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to warrants granted to Mr. DeZwirek by CECO August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share.

[4]	IntroTech Investments, Inc. (“IntroTech”) is owned 100% by Jason Louis DeZwirek. Ownership of the shares of common stock of CECO owned by IntroTech also are attributed to Jason Louis DeZwirek. IntroTech and Jason Louis DeZwirek are each deemed to have sole dispositive and sole voting power with respect to such shares.

[5]	Includes 25,000 shares of our common stock that Jason Louis DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. DeZwirek on October 5, 2001.

[6]	50.1% of the shares of Green Diamond are owned by Icarus. Ownership of the shares of common stock of Green Diamond also are attributed to Icarus. Icarus has voting and dispositive power, with respect to such shares which is shared with the other shareholders of Green Diamond.

[7]	Includes 216,667 shares of common stock that Crestview Capital Fund L.P. can purchase on or prior to December 31, 2006 from CECO at a price of $3.60 per share pursuant to warrants granted December 31, 2001.

[8]	Includes 20,000 shares held in the name of Phyllis Sandler, Mr. Sandler’s spouse.

Security Ownership of Management

As of March 15, 2004, the present directors and executive officers of the Company are the beneficial owners of the numbers of shares of our common stock set forth below:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	% Total Company Common Shares Outstanding[1]

Phillip DeZwirek[2] 505 University Avenue Suite 1400 Toronto, Ontario M5G 1P7	4,657,457	38.1%

Jason Louis DeZwirek[3] 247 Erskine Avenue Toronto, Ontario M4P 1Z6	3,845,426	38.4%

Richard J. Blum[4] 3120 Forrer Street Cincinnati, Ohio 45209	499,241	4.8%

David D. Blum[5] 3120 Forrer Street Cincinnati, Ohio 45209	355,019	3.4%

Donald A. Wright[6] 4538 Cass Street San Diego, California 92109	50,000	0.5%

Marshall J. Morris[7] 3120 Forrer Street Cincinnati, Ohio 45209	50,600	0.5%

Melvin F. Lazar[8] 400 East 56th Street Apt. 16N New York, NY 10022	10,000	0.1%

Josephine Grivas 505 University Avenue Suite 1400 Toronto, Ontario M5G 1P7	—	—

Officers and Directors as a group (8 persons)	7,245,983	55.1%

[1]	See Note 1 to the foregoing table.

[2]	See Notes 2 and 3 to the foregoing table.

[3]	See Notes 2, 4 and 5 to the foregoing table.

[4]	Includes 448,000 shares of our common stock that Mr. Richard Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic. Also includes 25,000 shares that may be purchased pursuant to Options granted to Mr. Blum October 5, 2001, at a price of $2.01 per share.

[5]	Includes 335,000 shares of our common stock that Mr. David Blum has the right to purchase for $2.9375 per share pursuant to a warrant granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic.

[6]	Includes (i) 10,000 shares of our common stock that may be purchased pursuant to Options granted June 30, 1998, at a price of $2.75 per share prior to June 30, 2008; (ii) 5,000 shares of our common stock that may be purchased pursuant to Options granted September 18, 2000 at a price of $2.0625 per share prior to September 18, 2010; and (iii) 10,000 shares that may be purchased pursuant to Options granted October 5, 2001 at a price of $2.01 per share.

[7]	Includes 400 shares held in the name of Cynthia S. Morris, the spouse of Mr. Morris. Also includes 40,000 shares of our common stock that may be purchased pursuant to options granted to Mr. Morris to purchase 50,000 shares of our common stock on January 20, 2000. This option became exercisable on January 20, 2001, with respect to 10,000 of such shares, on January 20, 2002 with respect to another 10,000 shares, on January 20, 2003 with respect to another 10,000 of such shares, and on January 20, 2004 with respect to 10,000 shares. The additional 10,000 shares become exercisable January 20, 2005. The exercise price of the options is $2.50 per share.

[8]	Includes 10,000 shares of our common stock Mr. Lazar has the right to purchase for $1.90 per share, pursuant to Options granted Mr. Lazar on February 6, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

December 31, 2003

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	168,700		$2.54	1,331,300
Equity compensation plans not approved by security holders	3,285,000	[1]	$2.42	None

TOTAL	3,453,700		$2.43	1,331,300

[1]	Includes:

(a)	a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;

(b)	a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;

(c)	a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;

(d)	25,000 shares of common stock that Mr. Jason DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. Jason DeZwirek on October 5, 2001;

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

* 10.51 Amendment to Purchase Agreement between Cincinnati Galleria, LLC and The Kirk & Blum Manufacturing Company dated February 27, 2004.

* 14 Code of Ethics

* 21 Subsidiaries of the Company

* 23.1 Consent of Independent Registered Public Accounting Firm

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
Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ Phillip DeZwirek	April 14, 2005
Phillip DeZwirek, Chairman of the Board, Director and Chief Executive Officer

Principal Financial and Accounting Officer

/s/ Dennis W. Blazer	April 14, 2005
Dennis W. Blazer,
Vice President-Finance and Administration; Chief Financial Officer

/s/ Richard J. Blum	April 14, 2005
Richard J. Blum, President,
Director

/s/ Jason Louis DeZwirek	April 14, 2005
Jason Louis DeZwirek, Director

/s/ Thomas J. Flaherty	April 14, 2005
Thomas J. Flaherty, Director

/s/ Melvin F. Lazar	April 14, 2005
Melvin F. Lazar, Director

/s/ Donald A. Wright	April 14, 2005
Donald A. Wright, Director

CECO ENVIRONMENTAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in note 18, the accompanying 2003, 2002 and 2001 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 25, 2004 (March 31, 2005 as to the effects of the restatement discussed in Note 18)

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	As Restated See Note 18

	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$136	$194
Accounts receivable, net	11,398	12,037
Costs and estimated earnings in excess of billings on uncompleted contracts	3,340	4,124
Inventories	1,575	2,055
Prepaid expenses and other current assets	1,983	2,151

Total current assets	18,432	20,561
Property and equipment, net	9,987	12,122
Goodwill, net	9,527	9,527
Intangible assets – finite life, net	816	894
Intangible assets – indefinite life	1,395	1,395
Deferred charges and other assets	997	1,015

	$41,154	$45,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,094	$2,120
Accounts payable and accrued expenses	11,309	11,765
Billings in excess of costs and estimated earnings on uncompleted contracts	1,320	1,652

Total current liabilities	14,723	15,537
Other liabilities	2,591	2,137
Debt, less current portion	7,863	12,164
Deferred income tax liability	2,422	2,932
Subordinated notes (including, related party—$5,100 and $3,634, respectively)	5,525	4,038

Total liabilities	33,124	36,808

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 10,786,194 and 10,390,956 shares issued in 2003 and 2002, respectively	108	104
Capital in excess of par value	16,329	16,313
Accumulated deficit	(5,709)	(5,042)
Accumulated other comprehensive loss	(894)	(865)

	9,834	10,510
Less treasury stock, at cost, 801,220 shares in 2003 and 2002	(1,804)	(1,804)

Total shareholders’ equity	8,030	8,706

	$41,154	$45,514

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	As restated—see note 18
	Dollars in thousands, except per share data
Net sales	$68,159	$78,575	$90,809

Costs and expenses:
Cost of sales, exclusive of items shown separately below	55,148	62,985	72,462
Selling and administrative	10,402	11,902	13,199
Depreciation and amortization	1,245	1,479	2,100

	66,795	76,366	87,761

Income from operations	1,364	2,209	3,048
Other income	213	204	396
Interest expense (including related party interest of $817, $799 and $710, respectively)	(2,611)	(3,054)	(3,762)

Loss from operations before income taxes	(1,034)	(641)	(318)
Income tax (benefit) provision	(367)	(335)	62

Net loss	$(667)	$(306)	$(380)

Net loss per share – basic and diluted	$(.07)	$(.03)	$(.05)

Weighted average number of common shares outstanding:
Basic and diluted	9,852,280	9,582,011	7,899,092

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total	Total Comprehensive Loss
	Shares	Amount				Shares	Amount
				Dollars in thousands
Balance, December 31, 2000 As Restated—see note 18	8,640	$86	$12,592	$(4,356)	$(34)	(764)	$(1,686)	$6,602
Cumulative effect of change in accounting principle-adoption of SFAS No. 133, net of tax $140					(209)			(209)	$(209)
Net loss for the year ended December 31, 2001 As Restated—see note 18				(380)				(380)	(380)
Exercise of warrants	1,000	10	2,240					2,250
Issuance of common stock	738	8	1,132					1,140
Contingent stock warrants issued			340					340
Other comprehensive loss:
Minimum pension liability, net of tax $275					(413)			(413)	(413)
Change in fair value of swap, net of tax $20					(31)			(31)	(31)

Balance, December 31, 2001 As Restated—see note 18	10,378	104	16,304	(4,736)	(687)	(764)	(1,686)	9,299	$(1,033)

Net loss for the year ended December 31, 2002 As Restated—see note 18				(306)				(306)	$(306)
Issuance of common stock	13		9				9
Treasury stock purchases						37	(118)	(118)
Other comprehensive loss: Minimum pension liability, net of tax $278					(418)			(418)	(418)
Maturity of swap, net of tax $160					240			240	240

Balance, December 31, 2002 As Restated—see note 18	10,391	104	16,313	(5,042)	(865)	(801)	(1,804)	8,706	$(484)

Net loss for the year ended December 31, 2003 As Restated—see note 18				(667)				(667)	$(667)
Issuance of common stock	13		20					20
Issuance of common stock under contingent stock warrants	382	4	(4)
Other comprehensive loss: Minimum pension liability, net of tax $20					(29)			(29)	(29)

Balance, December 31, 2003 As Restated—see note 18	10,786	$108	$16,329	$(5,709)	$(894)	(801)	$(1,804)	$8,030	$(696)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	As restated — see note 18
	Dollars in thousands
Cash flows from operating activities:
Net loss	$(667)	$(306)	$(380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,245	1,479	2,100
Non cash gains included in net loss	(213)	—	—
Deferred income taxes	(310)	(178)	34
Gain on sale of business	—	(250)	—
Gain on sale of marketable securities, trading	—	—	(388)
Changes in operating assets and liabilities:
Marketable securities—trading	—	—	1,390
Accounts receivable	639	4,963	372
Costs and estimated earnings in excess of billings on uncompleted contracts	784	587	(288)
Inventories	480	102	216
Prepaid expenses and other current assets	(72)	(1,006)	(767)
Deferred charges and other assets	(330)	(40)	(440)
Accounts payable and accrued expenses	(456)	(1,040)	852
Other liabilities	265	(264)	(40)
Billings in excess of costs and estimated earnings on uncompleted contracts	(332)	(943)	1,420
Other	560	597	301

Net cash provided by operating activities	1,593	3,701	4,382

Cash flows from investing activities:
Acquisitions of property and equipment and intangible assets	(112)	(240)	(793)
Divestiture of businesses and other	—	470	—
Proceeds from sale of property	1,568	—	—

Net cash provided by (used in) investing activities	1,456	230	(793)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit line	(1,198)	700	(800)
Proceeds from issuance of stock and detachable warrants	20	9	4,377
Stock issuance expense	—	(443)	—
Repayments of debt	(3,129)	(4,080)	(7,952)
Proceeds from subordinated debt	1,200	—	—
Proceeds from borrowing against cash surrender value of life insurance	—	142	175
Purchases of treasury stock	—	(118)	—

Net cash used in financing activities	(3,107)	(3,790)	(4,200)

Net increase (decrease) in cash and cash equivalents	(58)	141	(611)
Cash and cash equivalents at beginning of year	194	53	664

Cash and cash equivalents at end of year	$136	$194	$53

Supplemental disclosures of cash flow information:
Cash—paid (refunded) during the year for:
Interest	$1,331	$2,578	$2,693

Income taxes	$(183)	$335	$673

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal businesses of CECO Environmental Corp. provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2003
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%

CFI includes a wholly owned subsidiary, New Busch Co., Inc. (“Busch”). In 2002, we increased our ownership in CFI from 94% to 99% by contributing our intercompany receivable from CFI and receiving in exchange additional shares of CFI. Minority interest is not material and is included in other liabilities in the consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

Business Segment Information—Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the condensed consolidated financial statements herein reflect the operating results of the segment.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The ceasing of the amortization of such assets resulted in a reduction in amortization expense of $476 for the year ended December 31, 2002. During 2002, we evaluated the fair value of intangible assets with indefinite lives and goodwill and determined that the fair values were in excess of the carrying values of such assets. In the fourth quarter of 2003, we completed our annual tests for impairment and determined that the fair values of these net assets continue to be in excess of the carrying values of such assets.

Cash Surrender Value of Life Insurance—We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is expensed and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $423, $120 and $261 as of December 31, 2003, 2002 and 2001, respectively.

Had we adopted SFAS No. 142 at the beginning of 2001, net income (loss) for the years ended December 31, 2003, 2002 and 2001 would have been adjusted as follows:

	2003	2002	2001
Reported net loss	$(667)	$(306)	$(380)
Add back: Goodwill amortization, net of tax of $138	—	—	206
Tradename amortization, net of tax of $53	—	—	79

Adjusted net loss	$(667)	$(306)	$(95)

Earnings (loss) per share – basic and diluted:
Reported net loss	$(.07)	$(.03)	$(.05)
Goodwill amortization	—	—	.02
Tradename amortization	—	—	.01

Adjusted net loss	$(.07)	$(.03)	$(.02)

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized over the life of the related loan. Amortization expense was $336, $310 and $220 for 2003, 2002 and 2001, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

We are exposed to market risk from changes in interest rates. Our policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we may enter into interest rate swaps or other hedge type arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Our interest rate swaps matured in 2002 and were not replaced.

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

Claims—The Company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing and internal transfer costs. Customer freight charges are included in sales and actual freight expenses are included in cost of sales.

Income taxes—Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

Selling and administrative expenses—Selling and administrative expenses included sales and administrative wages and associated benefits, selling and office expenses, bad debt expense and change in life insurance cash surrender value.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

The following table compares 2003, 2002 and 2001 as reported to the pro forma results, considering both options and warrants discussed in Note 11, had we adopted the expense recognition provision of SFAS No. 123:

	2003	2002	2001
Net loss as reported	$(667)	$(306)	$(380)
Deduct: compensation cost based on fair value recognition, net of tax	(368)	(422)	(775)

Pro forma net loss under SFAS No. 123	$(1,035)	$(728)	$(1,155)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.03)	$(0.05)
Pro forma under SFAS No.123	(0.11)	(0.08)	(0.15)

Recent accounting pronouncements— In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Implementation of SFAS No. 143 is required for fiscal 2003. The adoption of this statement on January 1, 2003 did not have an effect on our financial position or results of operations.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, entitled “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We will adopt the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation currently is not expected to affect our financial condition or results of operations, as we do not have any interests in variable interest entities.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $520 and $709 at December 31, 2003 and 2002, respectively. Retainage receivables on contracts in progress are generally collected within twelve months.

Provision for doubtful accounts was approximately $201, $178 and $154 during 2003, 2002 and 2001, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

	2003	2002
Costs incurred on uncompleted contracts	$36,251	$24,168
Estimated earnings	6,902	4,243

	43,153	28,411
Less billings to date	(41,133)	(25,939)

	$2,020	$2,472

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,340	$4,124
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,320)	(1,652)

	$2,020	$2,472

5.	Inventories

	2003	2002
Raw material and subassemblies	$816	$1,202
Finished goods	213	251
Parts for resale	546	602

	$1,575	$2,055

6.	Property and Equipment

	2003	2002
Land	$1,460	$1,597
Building and improvements	4,131	5,642
Machinery and equipment	10,412	10,369

	16,003	17,608
Less accumulated depreciation	(6,016)	(5,486)

	$9,987	$12,122

Depreciation expense was $1,114, $1,254 and $1,242 for 2003, 2002 and 2001, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

7.	Goodwill and Intangible Assets

	2003	2002
Goodwill	$9,527	$9,527

Intangible assets - finite life	$1,446	$1,446
Less accumulated amortization	(630)	(552)

	$816	$894

Intangible assets - indefinite life	$1,395	$1,395

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

In December 1999, we obtained a bank credit facility aggregating $33,000 consisting of $23,000 in term loans and a $10,000 revolving credit line. Interest is charged based on the bank’s prime rate plus 5. The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. in 1999. The proceeds of the subordinated notes (see Note 10) were used to refinance our existing indebtedness and working capital.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

We opted to amend the existing agreement rather than refinance the entire credit facility because of current market conditions. However, we will continue to monitor such market conditions and could consider refinancing alternatives in future periods.

In 2001 and through November 2002, we had a four-year interest rate swap agreement (“Swap Agreement”) to manage our variable interest rate exposure, which matured in November 2002.

On May 7, 2003, we received approximately $1,600 in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately $700 was used to reduce the revolving line of credit and the balance was used to reduce term debt. In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a termination date of May 1, 2004 subject to various contingencies by the purchaser. If we consummate the sale, the net proceeds will influence the amount of the credit facilities required as well as any other financing necessary in connection with the replacement operating facility. A previous agreement, dated February 2003, to sell our Cincinnati property was terminated in September 2003 due to the buyer’s inability to consummate the purchase.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During December 1999, as part of our refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), we obtained $4,000 of subordinated debt financing from Green Diamond Oil Corp., a company beneficially owned by two of our major shareholders. In addition, we obtained $1,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrues semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the Bank Credit Facility. In connection with this agreement, accrued interest on the subordinated notes totaling $1,218 and $600 at December 31, 2003 and 2002, respectively, was not paid. However, during 2002, we paid the accrued interest of $963 at December 31, 2003 to our subordinated debt holders as a result of an amendment to our credit agreement permitting us to make such payment. The notes provided for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 11). The fair value of the warrants was determined to be $1,847 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordinated debt which coincides with the bank’s term loan maturity date of May 2006. The amortization of the discount was approximately $288, for each of the years ended December 31, 2003, 2002 and 2001, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The status of our stock option plan is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	166,000	$2.60	182,500	$2.68	154,400	$2.89
Granted	10,000	1.90	—	—	35,000	2.01
Forfeited	(7,300)	3.02	(16,500)	3.50	(6,900)	3.88

Outstanding, end of year	168,700	2.54	166,000	2.60	182,500	2.68

Options exercisable at year end	130,700		106,000		53,000

Available for grant at end of year	1,331,300		1,334,000		1,317,500

For the years ended December 31, 2003, 2002 and 2001, no compensation expense was recognized under stock-based employee compensation plans.

The range of exercise prices on shares outstanding as of December 31, 2003 was as follows:

	Outstanding			Exerciserable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$2.01 - 2.63	150,000	$2.37	7 - 9	112,000	$2.31
$3.88	18,700	$3.88	4	18,700	$3.88

The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the pro forma impact under SFAS No. 123, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2003, 2002 and 2001 is 10 years. The risk free interest rate applicable for 2003, 2002 and 2001 was 4.5%. The expected volatility of the Company’s stock used in 2003, 2002 and 2001 was 70%. The expected dividend yield used in 2003, 2002 and 2001 was 0%.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,211	$3,885	$586	$619
Service cost	100	108	—	—
Interest cost	279	265	33	41
Amendment	23	—	—	—
Actuarial loss/(gain)	13	14	(4)	10
Discount rate change	389	115	—	8
Benefits paid	(190)	(176)	(84)	(92)

Projected benefit obligation at end of year	4,825	4,211	531	586

Change in plan assets:
Fair value of plan assets at beginning of year	2,411	2,734	—	—
Actual return (loss) on plan assets	428	(409)	—	—
Employer contribution	30	262	84	92
Benefits paid	(190)	(176)	(84)	(92)

Fair value of plan assets at end of year	2,679	2,411	—	—

Funded status	(2,146)	(1,800)	(531)	(586)
Unrecognized prior service cost	67	53	—	—
Unrecognized net actuarial loss	1,815	1,735	5	9

Accrued benefit cost	$(264)	$(12)	$(526)	$(577)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$—	$(12)	$—	$—
Accrued benefit liability	(1,821)	(1,493)	(526)	(577)
Intangible asset included in deferred charges and other assets	67	53	—	—
Accumulated other comprehensive income, net	1,490	1,440	—	—

Net amount recognized	$(264)	$(12)	$(526)	$(577)

Weighted-average assumptions at December 31:
Discount rate	6.0%	6.75%	6.0%	6.75%
Expected return on plan assets	8.5%	8.5%	N/A	N/A

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

Based on current assumptions, estimated contributions of $854 may be required in 2004 for the pension plan and $86 for the retiree healthcare plan.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $33, $41 and $43 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

$1,213

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

Commitments

In November 2003, we accepted an offer to sell our Cincinnati, Ohio property with a termination date of May 1, 2004 subject to various contingencies by the purchaser. If we consummate the sale, the net proceeds will influence the amount of the credit facilities required as well as any other financing necessary in connection with the replacement operating facility. A February 2003 agreement to sell our Cincinnati property was terminated in September 2003 due to the buyer’s inability to consummate the purchase.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Employment Agreements

In December 1999, we entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. The agreements provide for annual salaries and a bonus, for each of the next five years, equal to 25% of our earnings before interest and taxes in excess of $4,000 less contributions made by us on behalf of the former owners to any profit sharing or 401(k) plan. No amounts have been paid in connection with these employment agreements.

14. Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

	2003	2002	2001
Current:
Federal	$16	$41	$67
State	(73)	(198)	(39)

	(57)	(157)	28

Deferred:
Federal	(306)	(136)	52
State	(4)	(42)	(18)

	(310)	(178)	34

	$(367)	$(335)	$62

The income tax provision (benefit) differs from the statutory rate due to the following:

	2003	2002	2001
Tax benefit at statutory rate	$(352)	$(218)	$(108)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	(51)	(158)	(38)
Permanent differences, principally goodwill and interest	34	40	158
Under accrual of prior years’ taxes	2	1	50

	$(367)	$(335)	$62

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

	2003	2002
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$216	$286
Deferred state taxes	301	286
Reserves on assets	114	84
Inventory	(938)	(783)

Current deferred tax asset (liability) (included in accounts payable and accrued expenses in 2003 and prepaid expenses and other current assets in 2002 in the consolidated balance sheets)	(307)	(127)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(3,589)	(3,627)
Goodwill and intangibles	(1,320)	(1,291)
Other liabilities	346	282
Non-compete agreement	272	297
Minimum pension liability	596	576
Federal and state net operating loss carryforwards	1,164	677
AMT credit carryforward	104	79
Other	5	75

Net noncurrent deferred income tax liability	(2,422)	(2,932)

Net deferred tax liability	$(2,729)	$(3,059)

Gross deferred tax assets were $3,118 and $2,642 at December 31, 2003 and 2002, respectively. Gross deferred tax liabilities were $5,847 and $5,701 at December 31, 2003 and 2002, respectively.

We have Federal net operating loss carryforwards of $2,671 at December 31, 2003 to be utilized in future years, which begin to expire in 2020. Additionally, we have state net operating loss carryforwards of $2,849 at December 31, 2003.

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

17. Quarterly Financial Data (unaudited)

The following quarterly financial data, as restated and as previously reported, are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

As restated:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Net Sales	$14,615	$17,622	$17,054	$18,868	$68,159
Income from operations	(378)	172	760	810	1,364
Net income (loss)	(681)	(184)	90	108	(667)
Basic and diluted earnings (loss) per share	(0.07)	(0.02)	0.01	0.01	(0.07)

Year ended December 31, 2002
Net Sales(1) (2)	$18,473	$18,490	$19,712	$21,900	$78,575
Income from operations	(30)	113	727	1,400	2,209
Net income (loss)	(380)	(204)	(26)	304	(306)
Basic and diluted earnings (loss) per share	(0.04)	(0.02)	0.00	0.03	(0.03)

As previously reported:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Net Sales	$15,201	$17,754	$17,039	$18,971	$68,965
Income from operations	124	220	661	829	1,834
Net income (loss)	(249)	(82)	237	(72)	(166)
Basic and diluted earnings (loss) per share	(0.03)	(0.01)	0.02	(0.01)	(0.02)

Year ended December 31, 2002
Net Sales(1) (2)	$18,879	$18,586	$19,581	$21,831	$78,877
Income from operations	299	131	518	1,253	2,201
Net income (loss)	(197)	(205)	61	218	(123)
Basic and diluted earnings (loss) per share	(0.02)	(0.02)	0.01	0.02	(0.01)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(1)	Includes $160 and $90 during the third and fourth quarters, respectively, from the sale of APC’s operating assets.

(2)	Includes $220 during the fourth quarter from a 2001 contract claim recovery.

18. Restatement of financials

Subsequent to the issuance of the financial statements for the fiscal year ended December 31, 2003, the Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and subsequently recognized on small projects. As such, the financial statements for the three years ended December 31, 2003 have been restated. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error occurred from 2000 to 2003 and the three quarters reported during 2004.

In addition, the Company detected an error in the classification of amortization of deferred financing costs as depreciation and amortization expense rather than interest expense. This error is also being corrected herein.

The following chart summarizes the significant effects of the restatements:

	For the year ended December 31,
	2003	2002	2001
Consolidated Statement of Operations:
Net Sales - as originally reported	$68,965	$78,877	$90,994
Adjustment	(806)	(302)	(185)

Net Sales - as restated	$68,159	$78,575	$90,809

Depreciation and amortization expense - as originally reported	$1,581	$1,789	$2,320
Adjustment	(336)	(310)	(220)

Depreciation and amortization expense - as restated	$1,245	$1,479	$2,100

Income from operations – as originally reported	$1,834	$2,201	$3,013
Adjustment	(470)	8	35

Income from operations – as restated	$1,364	$2,209	$3,048

Interest expense - as originally reported	$(2,275)	$(2,744)	$(3,542)
Adjustment	(336)	(310)	(220)

Interest expense - as restated	$(2,611)	$(3,054)	$(3,762)

Income (loss) before tax - as originally reported	$(228)	$(339)	$(133)
Adjustment	(806)	(302)	(185)

Income (loss) before tax - as restated	$(1,034)	$(641)	$(318)

Income tax (benefit) provision - as originally reported	$(62)	$(216)	$131
Adjustment	(305)	(119)	(69)

Income tax (benefit) provision - as restated	$(367)	$(335)	$62

Net Income (loss) - as originally reported	$(166)	$(123)	$(264)
Adjustment	(501)	(183)	(116)

Net Income (loss) - as restated	$(667)	$(306)	$(380)

Net loss per share - as originally reported	$(0.02)	$(0.01)	$(0.03)
Adjustment	(0.05)	(0.02)	(0.02)

Net loss per share - as restated	$(0.07)	$(0.03)	$(0.05)

	December 31,
	2003	2002	2001
Consolidated Balance Sheets:
Costs and estimated earnings in excess of billings – as originally reported	$5,309	$5,287	$5,572
Adjustment – cumulative	(1,969)	(1,163)	(861)

Costs and estimated earnings in excess of billings – as restated	$3,340	$4,124	$4,711

Deferred Income tax liability – as originally reported	$3,185	$3,390	$4,065
Adjustment – cumulative	(763)	(458)	(339)

Deferred Income tax liability - as restated	$2,422	$2,932	$3,726

Accumulated deficit - as originally reported	$(4,503)	$(4,337)	$(4,214)
Adjustment - cumulative	(1,206)	(705)	(522)

Accumulated deficit - as restated	$(5,709)	$(5,042)	$(4,736)

The cumulative effect of this restatement on the beginning accumulated deficit, December 31, 2000, was to increase the deficit by $406.