Form 10-Q/A
period 2004-03-31
CECO ENVIRONMENTAL CORP
filed 2005-04-15
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at May 5, 2004 - 9,984,974

Explanatory Note

This Form 10-Q/A amends our Quarterly Report on Form 10-Q, filed on May 17, 2004 (the “Original Form 10-Q”) to reflect the restatement of our consolidated financial statements for the period ended March 31, 2004 and 2003.

On February 8, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that the Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and subsequently recognized on small projects. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error occurred from 2000 to 2003 and during the three quarters of 2004 and therefore, these periods have been restated to reflect the correction of this error.

This restatement affected the following previously reported amounts: costs and estimated earnings in excess of billings on uncompleted contracts, deferred income tax liability, and retained earnings in our consolidated balance sheets, and net sales, income tax (benefit) provision, and net loss in our consolidated statements of operations.

In addition, the Company detected an error in the classification of amortization of deferred financing costs as depreciation and amortization expense rather than interest expense. This error is also being corrected in connection with this filing.

Except as stated above, this Report speaks only as of the date of the Original Form 10-Q. Except as specified above, this filing does not reflect any events occurring after May 17, 2004.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2004	DECEMBER 31, 2003
	As restated – see note 8
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265	$136
Accounts receivable, net	10,299	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	2,926	3,340
Inventories	1,556	1,575
Prepaid expenses and other current assets	2,208	1,983

Total current assets	17,254	18,432

Property and equipment, net	9,785	9,987
Goodwill, net	9,527	9,527
Intangibles – finite life, net	796	816
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	798	997

	$39,555	$41,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,463	$2,094
Accounts payable and accrued expenses	9,636	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,215	1,320

Total current liabilities	21,314	14,723

Other liabilities	2,645	2,591
Debt, less current portion	0	7,863
Deferred income tax liability	2,390	2,422
Subordinated notes (related party - $5,157 and $5,093, respectively)	5,597	5,525

Total liabilities	31,946	33,124

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,786,194 shares issued in 2004 and 2003	108	108
Capital in excess of par value	16,329	16,329
Accumulated deficit	(6,130)	(5,709)
Accumulated other comprehensive loss	(894)	(894)

	9,413	9,834
Less treasury stock, at cost, 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	7,609	8,030

	$39,555	$41,154

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	As restated – see note 8

Net sales	$14,074	$14,615

Costs and expenses:
Cost of sales, exclusive of items shown separately below	11,341	12,132
Selling and administrative	2,575	2,542
Depreciation and amortization	327	319

	14,243	14,993

Income (loss) from operations before interest expense	(169)	(378)
Interest expense (including related party interest of $217 and $197, respectively)	(596)	(677)

Income (loss) from operations before income taxes	(765)	(1,055)
Income tax benefit	(344)	(374)

Net income (loss)	$(421)	$(681)

Per share data:
Basic and diluted net income (loss)	$(.04)	$(.07)

Weighted average number of common shares outstanding:
Basic and diluted	9,984,974	9,589,736

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	As restated – see note 8
Cash flows from operating activities:
Net loss	$(421)	$(681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	327	319
Changes in operating assets and liabilities:
Accounts receivable	1,099	1,121
Inventories	19	52
Costs and estimated earnings in excess of billings on uncompleted contracts	414	1,122
Prepaid expenses and other current assets	(256)	(202)
Accounts payable and accrued expenses	(1,705)	(2,418)
Billings in excess of costs and estimated earnings on uncompleted contracts	(105)	(256)
Other	322	(18)

Net cash used in operating activities	(306)	(961)

Net cash used in investing activities	(71)	(36)

Net cash provided by financing activities - Long-term debt borrowings	506	906

Net increase (decrease) in cash	129	(91)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$265	$103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid (refunded) during the period for:
Interest	$390	$501

Income taxes	$(24)	$41

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Stock Based Compensation—We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2004 or 2003 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K/A, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(421)	$(681)
Deduct: compensation cost based on fair value recognition, net of tax	(24)	(82)

Pro forma net loss under SFAS No. 123	$(445)	$(763)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.07)
Pro forma under SFAS No. 123	$(0.05)	$(0.08)

2.	New Accounting Standards

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, entitled “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We adopted the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation did not affect our financial condition or results of operations, as we do not have any interests in variable interest entities.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). The adoption of this interpretation on January 1, 2004 did not have a material affect on our financial condition or results of operations.

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

Total bank and related debt as of March 31, 2004 was $10,463 and $9,957 at December 31, 2003. Unused credit availability under our $8 million revolving line of credit at March 31, 2004 was $2,667. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

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

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lengthening the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs.

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

8.	Restatement

Subsequent to the issuance of the financial statements for the fiscal year ended December 31, 2003, the Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and subsequently recognized on small projects. As such, the financial statements for the three years ended December 31, 2003 and for the quarters in the period ended December 31, 2004 have been restated. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error occurred from 2000 to 2003 and the three quarters reported during 2004.

This error affected the following previously reported amounts: costs and estimated earnings in excess of billings on uncompleted contracts, deferred income tax liability, and retained earnings in our consolidated balance sheets, and net sales, income tax (benefit) provision, and net loss in our consolidated statements of operations.

In addition, the Company detected an error in the classification of amortization of deferred financing costs as depreciation and amortization expense rather than interest expense. This error is also being corrected with this filing.

The following chart summarizes these restatements:

	Three Months ended March 31,
	2004	2003
Consolidated Statement of Operations:
Net Sales - as originally reported	$14,146	$15,201
Adjustment	(72)	(586)

Net Sales - as restated	$14,074	$14,615

Depreciation and amortization expense - as originally reported	$419	$403
Adjustment	(92)	(84)

Depreciation and amortization expense - as restated	$327	$319

Income from operations - as originally reported	$(189)	$124
Adjustment	20	(502)

Income from operations - as restated	$(169)	$(378)

Interest expense - as originally reported	$(504)	$(593)
Adjustment	(92)	(84)

Interest expense - as restated	$(596)	$(677)

Loss before tax - as originally reported	$(693)	$(469)
Adjustment	(72)	(586)

Loss before tax - as restated	$(765)	$(1,055)

Income tax (benefit) provision - as originally reported	$(312)	$220
Adjustment	(32)	(594)

Income tax (benefit) provision - as restated	$(344)	$(374)

Net loss - as originally reported	$(381)	$(249)
Adjustment	(40)	(432)

Net loss - as restated	$(421)	$(681)

Net loss per share - as originally reported	$(0.04)	$(0.03)
Adjustment	$(0.00)	$(0.04)

Net loss per share - as restated	$(0.04)	$(0.07)

	March 31,
	2004

Consolidated Balance Sheets:
Costs and earnings in excess of billings - as originally reported	$4,967
Adjustment - cumulative	(2,041)

Costs and earnings in excess of billings - as restated	$2,926

Total assets - as originally reported	$41,596
Adjustment - cumulative	(2,041)

Total assets - as restated	$39,555

Deferred Income tax liability - as originally reported	$3,185
Adjustment - cumulative	(795)

Deferred Income tax liability - as restated	$2,390

Total liabilities - as originally reported	$32,741
Adjustment - cumulative	(795)

Total liabilities - as restated	$31,946

Accumulated deficit - as originally reported	$(4,884)
Adjustment - cumulative	(1,246)

Accumulated deficit - as restated	$(6,130)

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

The following MD&A gives affect to the restatement discussed in Note 8 to the Condensed Consolidated Financial Statements. Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations

The Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2004 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2004	2003
Sales	$14.1	$14.6
Cost of sales	11.4	12.1

Gross profit (excluding depreciation)	$2.7	$2.5
Percent of sales	19.4%	17.0%

Selling and administrative expenses	$2.6	$2.5
Percent of sales	18.3%	17.4%
Operating (loss) income	$(0.2)	$(0.4)
Percent of sales	(1.2)%	(2.6)%

Consolidated net sales for the first quarter were $14,074,000, a decrease of $541,000, compared to the same quarter in 2003. Lower construction revenues partially offset by increased sales from our component parts and duct products lines accounted for most of the fluctuation in sales. Lower backlog was the driving factor for the reduction in our construction revenues. Sales of our component parts and duct product lines, which are sold to contractors and end-users throughout North America, experienced increased sales volume during the quarter.

In total, orders booked in 2004 increased by $650,000 to $15,000,000 compared to $14,350,000 during the first quarter of 2003. Bookings increased by 29.3% in the first quarter of 2004 compared to the first quarter of 2003, excluding a large contract booked in January 2003 for $2,800,000.

First quarter 2004 gross profit was $2,733,000 (19.4%) compared to gross profit of $2,483,000 (17.0%) during the same period in 2003. We maintained a relatively consistent gross margin during 2004 compared with the first quarter 2003 gross margin in a difficult economic environment on lower sales resulting from increased construction margins and favorable mix, along with reduced overhead spending.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization increased by $8,000 to $327,000 during the three months ended March 31, 2004 as compared to the same period of 2003.

Operating loss was $169,000 in the first quarter of 2004 compared to operating loss of $378,000 during the same quarter of 2003. The impact on operating income from lower sales along with slight increases in selling and administrative expenses and depreciation and amortization only partially offset by reduced factory overhead spending were the primary factors for the decrease in operating income.

Interest expense decreased by $81,000 to $596,000 from $677,000 during the first quarter of 2004. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $344,000 during the first quarter of 2004 and $374,000 during the first quarter of 2003. The federal and state income tax benefit in the first quarter of 2004 was 45%, which reflects the estimated effective tax rate for 2004. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net loss for the quarter ended March 31, 2004 was $421,000 compared with a net loss of $681,000 for the same period in 2003.

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

We are currently evaluating, in light of the current market conditions and company performance, our options and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lengthening the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs. In addition to pursuing opportunities where we have been historically successful, we are evaluating new markets and exploring opportunities internationally. In addition, the Company has been identifying and implementing various cost containment and reduction initiatives. We are currently evaluating additional operating cost cutting opportunities throughout the company for implementation in the second quarter of 2004 by better utilization of our manufacturing capacity, utilizing lower labor costs and making more efficient use of our central services and design/drafting staff. The Company expects to be able to achieve these initiatives without disrupting services to current customers. Management believes that the successful achievement of the refinancing and cost reduction initiatives should provide the Company with sufficient resources to meet its near term cash requirements.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2004	2003
Net cash used in operations	($306)	($961)
Net cash used in investing activities	(71)	(36)
Net cash provided by financing activities	506	906

Net increase (decrease)	$129	($91)

Cash used in operating activities lessened in 2004 compared to 2003. Cash used in operating activities for the first three months of 2004 was the result of reductions to accounts payable and accrued expenses of $1,705,000, and increases to prepaid and other current assets of $256,000 and billings in excess of costs and estimated earnings on uncompleted contracts of $105,000. Cash was provided by reductions to accounts receivable of $1,099,000, and increases in costs and estimated earnings in excess of billings on uncompleted contracts of $414,000. Other changes in working capital items provided cash of $341,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2004 and December 31, 2003 was $6,138,000 and $5,667,000, respectively.

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

Forward-Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q/A, the Annual Report to Shareholders, Form 10-K/A or Form 8-K of the Company or any other written or oral statements made by or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q/A are “forward-looking statements,” and are based on management’s current expectations of our near-term results, based on current information available pertaining to us.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company’s 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2004.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 for the reasons described below.

On February, 8, 2005, the Company, in consultation with its Audit Committee, concluded that it must correct its previously issued financial statements to properly account for revenue recognized under the percentage of completion method of accounting. The Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and recognized on small projects. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error was material and occurred from 2000 to 2003 and the three quarters reported during 2004. This correction resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2001 through 2003, which is reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2003, and for the three quarters of 2004, which are reflected in Quarterly Reports on Form 10-Q/A for the relevant periods.

After evaluating the nature of the deficiency and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting at March 31, 2004.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration
and Chief Financial Officer

Date: April 14, 2005