Form 10-Q/A
period 2004-06-30
CECO ENVIRONMENTAL CORP
filed 2005-04-15
CIK 3197

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

Explanatory Note

This Form 10-Q/A amends our Quarterly Report on Form 10-Q, filed on August 14, 2004 (the “Original Form 10-Q”) to reflect the restatement of our consolidated financial statements for the periods ended June 30, 2004 and 2003.

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

Except as stated above, this Report speaks only as of the date of the Original Form 10-Q. Except as specified above, this filing does not reflect any events occurring after August 14, 2004.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2004	DECEMBER 31, 2003
	As restated – see note 9

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155	$136
Accounts receivable, net	11,343	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	3,237	3,340
Inventories	1,769	1,575
Prepaid expenses and other current assets	2,325	1,983

Total current assets	18,829	18,432

Property and equipment, net	9,571	9,987
Goodwill	9,527	9,527
Intangibles – finite life, net	776	816
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	729	997

	$40,827	$41,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$7,857	$2,094
Accounts payable and accrued expenses	10,579	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,310	1,320

Total current liabilities	19,746	14,723

Other liabilities	2,515	2,591
Debt, less current portion	3,141	7,863
Deferred income tax liability	2,419	2,422
Subordinated notes (related party - $5,222 and $5,093, respectively)	5,669	5,525

Total liabilities	33,490	33,124

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,792,898 shares issued at June 30, 2004 and 10,786,194 shares issued at December 31, 2003	108	108
Capital in excess of par value	16,339	16,329
Accumulated deficit	(6,412)	(5,709)
Accumulated other comprehensive loss	(894)	(894)

	9,141	9,834
Less treasury stock, at cost 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	7,337	8,030

	$40,827	$41,154

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	As restated – see note 9
Net sales	$15,071	$17,622	$29,145	$32,237

Costs and expenses:
Cost of sales, exclusive of items shown separately below	11,872	14,592	23,213	26,724
Selling and administrative	2,785	2,546	5,360	5,088
Depreciation and amortization	321	312	648	631

	14,978	17,450	29,221	32,443

Income (loss) from operations	93	172	(76)	(206)

Other income	18	222	36	222

Interest expense (including related party interest of $199 for each three-month and $398 for each six-month period, respectively)	(625)	(679)	(1,239)	(1,356)

Income (loss) from operations before income taxes	(514)	(285)	(1,279)	(1,340)

Income tax benefit	(232)	(101)	(576)	(475)

Net income (loss)	$(282)	$(184)	$(703)	$(865)

Per share data:
Basic and diluted net income (loss)	$(.03)	$(.02)	$(.07)	$(.09)

Weighted average number of common shares outstanding: Basic and diluted	9,989,836	9,852,876	9,987,405	9,722,033

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	As restated – see note 9
Cash flows from operating activities:
Net loss	$(703)	$(865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	648	631
Other non cash gains included in net loss	—	(222)
Changes in operating assets and liabilities:
Accounts receivable	55	1,359
Inventories	(194)	162
Costs and estimated earnings in excess of billings on uncompleted contracts	103	(74)
Prepaid expenses and other current assets	(405)	(175)
Accounts payable and accrued expenses	(733)	(1,972)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10)	(199)
Other	326	137

Net cash used in operating activities	(913)	(1,218)

Cash flows from investing activities:
Acquisitions of equipment	(119)	(57)
Proceeds from sale of property	—	1,568

Net cash (used in) provided by investing activities	(119)	1,511

Cash flows from financing activities:
Proceeds from stock issuance	10	—
Long-term debt borrowings (repayments)	1,041	(355)

Net cash provided by (used in) financing activities	1,051	(355)

Net increase (decrease) in cash	19	(62)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$155	$132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$636	$831

Income taxes	$(37)	$15

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

Stock Based Compensation — We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2004 or 2003 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K/A had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(282)	$(184)	$(703)	$(865)
Deduct: compensation cost based on fair value recognition, net of tax	(6)	(82)	(12)	(164)

Pro forma net loss under SFAS No. 123	$(288)	$(266)	$(715)	$(1,029)

Basic and diluted loss per share:
As reported	$(.03)	$(.02)	$(.07)	$(.09)
Pro forma under SFAS No. 123	$(.03)	$(.03)	$(.07)	$(.11)

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, entitled “Consolidation of Variable Interest Entities”. As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We adopted the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation does not affect our financial condition or results of operations, as we do not have any interests in variable interest entities.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). The adoption of this interpretation on January 1, 2004 did not have a material effect on our financial condition or results of operations.

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

We are currently evaluating, in light of the current market conditions and company performances, our opinions and seeking alternative financing. Our refinancing strategy for the existing revolving credit agreement and term loan is to obtain new financings that will extend the maturities and increase our cash flow by lengthening the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest costs. We believe that we will be able to restructure or refinance our existing credit facility before the scheduled maturity in January 2005 based on our recent extension of the term loan to July 2005, among other factors. However, there can be no assurance that we will able to do so.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an option to the potential purchaser to acquire the property until November 2004 in exchange for $100 (which will held in escrow until certain contingencies are satisfied).

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

9.	Restatement

Subsequent to the issuance of the financial statements for the fiscal year ended December 31, 2003, the Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and subsequently recognized on small projects. As such, the financial statements for the three years ended December 31, 2003 and for the three quarters in the period ended December 31, 2004 have been restated. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenues for small projects was incorrect. This error occurred from 2000 to 2003 and the three quarters reported during 2004.

In addition, the Company detected an error in the classification of amortization of deferred financing costs as depreciation and amortization expense rather than interest expense. This error is also being corrected with this filing.

The following chart summarizes these restatements:

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Consolidated Statement of Operations:
Net Sales—as originally reported	$15,006	$17,754	$29,152	$32,955
Adjustment	65	(132)	(7)	(718)

Net Sales—as restated	$15,071	$17,622	$29,145	$32,237

Depreciation and amortization expense—as originally reported	$413	$396	$832	$799
Adjustment	(92)	(84)	(184)	(168)

Depreciation and amortization expense—as restated	$321	$312	$648	$631

Income from operations—as originally reported	$(64)	$220	$(253)	$344
Adjustment	157	(47)	177	(548)

Income from operations—as restated	$93	$173	$(76)	$(206)

Interest expense—as originally reported	$(533)	$(595)	$(1,055)	$(1,188)
Adjustment	(92)	(84)	(184)	(168)

Interest expense—as restated	$(625)	$(679)	$(1,239)	$(1,356)

Loss before tax—as originally reported	$(579)	$(153)	$(1,272)	$(622)
Adjustment	65	(132)	(7)	(718)

Loss before tax—as restated	$(514)	$(285)	$(1,279)	$(1,340)

Income tax (benefit) provision—as originally reported	$(261)	$(71)	$(573)	$(291)
Adjustment	29	(30)	(3)	(184)

Income tax (benefit) provision—as restated	$(232)	$(101)	$(576)	$(475)

Net loss—as originally reported	$(318)	$(82)	$(699)	$(331)
Adjustment	36	(102)	(4)	(534)

Net loss—as restated	$(282)	$(184)	$(703)	$(865)

Net loss per share—as originally reported	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Adjustment	0.00	(0.01)	(0.00)	(0.06)

Net loss per share—as restated	$(0.03)	$(0.02)	$(0.07)	$(0.09)

	June 30,
	2004
Consolidated Balance Sheets:
Costs and earnings in excess of billings—as reported	$5,213
Adjustment—cumulative	(1,976)

Costs and earnings in excess of billings—as adjusted	$3,237

Total assets—as originally reported	$42,803
Adjustment—cumulative	(1,976)

Total assets—as restated	$40,827

Deferred Income tax liability—as reported	$3,185
Adjustment—cumulative	(766)

Deferred Income tax liability—as adjusted	$2,419

Total liabilities—as originally reported	$34,256
Adjustment—cumulative	(766)

Total liabilities—as restated	$33,490

Accumulated deficit—as reported	$(5,202)
Adjustment—cumulative	(1,210)

Accumulated deficit—as adjusted	$(6,412)

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

The following MD&A gives effect to the restatement discussed in note 9 to the Condensed Consolidated Financial Statements. Our Critical Accounting Policies are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations

Our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2004	2003	2004	2003
Sales	$15.1	$17.6	$29.1	$32.2
Cost of sales	11.9	14.6	23.2	26.7

Gross profit (excluding depreciation)	$3.2	$3.0	$5.9	$5.5
Percent of sales	21.2%	17.2%	20.4%	17.1%

Selling and administrative expenses	$2.8	$2.5	$5.4	$5.1
Percent of sales	18.5%	14.5%	18.4%	15.8%

Operating (loss) income	$0.1	$0.2	$(0.1)	$(0.2)
Percent of sales	0.6%	1.0%	(0.3)%	(0.6)%

Consolidated net sales for the second quarter were $15,071,000, a decrease of $2,551,000, compared to the same quarter in 2003. Consolidated net sales for the first six months of 2004 were $29,145,000, a decrease of $3,092,000 compared to the same period in 2003. Lower construction and Busch revenues partially offset by increased sales from our component parts and duct product lines accounted for most of the fluctuation in sales. Lower backlog was the driving factor for the reduction in our construction revenues. The completion of two steel rolling mill projects was the primary reason for lower revenue from Busch during the second quarter. Sales of our component parts and duct product lines, which are sold to contractors and end-users throughout North America, experienced increased sales volume during the second quarter and first six months.

Orders booked were $15,894,000 during the second quarter of 2004 and $30,901,000 for the first six months of 2004, as compared to $16,955,000 during the second quarter of 2003 and $31,305,000 in the first half of 2003. First quarter 2003 bookings included one $2.8 million order with no comparably sized orders in 2004.

Second quarter 2004 gross profit was $3,199,000. This compares to gross profit of $3,030,000 during the same period in 2003. Gross profit as a percentage of revenues for the three-month period ended June 30, 2004 was 21.2% compared with 17.2% for the comparable period in 2003.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Gross profit was $5,932,000 for the first six months of 2004, an increase of $419,000 compared to the same period in 2003. Gross profit as a percentage of revenues for the first six months of 2004 was 20.4% compared with 17.1% for the comparable period in 2003. We increased gross margin during the second quarter by 4.0 percentage points and 3.3 percentage points during the first half of 2004 compared with the same periods in 2003 principally due to increased construction margins along with reduced overhead spending.

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

Depreciation and amortization increased by $9,000 to $321,000 during the second quarter of 2004 from $312,000 in the same period of 2003. Depreciation and amortization increased by $17,000 to $648,000 in the first six months of 2004 from $631,000 in the same period of 2003.

Operating income was $93,000 in the second quarter of 2004 compared to operating income of $172,000 during the same quarter of 2003. Operating loss for the first six months of 2004 was ($76,000) compared to the operating loss of ($206,000) during the same period of 2003. The impact on operating income from lower sales along with increases in selling and administrative expenses and depreciation and amortization, only partially offset by reduced factory overhead spending, were the primary factors for the decrease in operating income.

Other income was $18,000 in the second quarter of 2004 compared to $222,000 in the second quarter of 2003. Other income for the first six months of 2004 was $36,000 compared to $222,000 during the same period in 2003. The other income during 2004 is the amortization of the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. The other income during 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property during the second quarter of 2003 of $222,000. A deferred gain of $218,000 is being recognized over the ensuing three-year leaseback period.

Interest expense decreased by $54,000 to $625,000 from $679,000 during the second quarter of 2004. Interest expense decreased by $117,000 to $1,239,000 from $1,356,000 during the first six months of 2004. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

Federal and state income tax benefit was $232,000 during the second quarter of 2004 and $101,000 during the second quarter of 2003. Federal and state income tax benefit was $576,000 for the first six months of 2004, an increase $101,000 from the comparable period in 2003. The federal and state income tax benefit for the first six months of 2004 was 45%, which reflects the estimated effective tax rate for 2004. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Net loss for the quarter ended June 30, 2004 was $282,000 compared with a net loss of $184,000 for the same period in 2003. Net loss for the six months ended June 30, 2004 was $703,000 compared with a net loss of $865,000 for the same period in 2003.

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

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2004	2003
Net cash used in operations	$(913)	$(1,218)
Net cash (used in) provided by investing activities	(119)	1,511
Net cash provided by (used in) financing activities	1,051	(355)

Net increase (decrease)	$19	$(62)

Cash used in operating activities decreased in 2004 compared to 2003. Cash used in operating activities for the first six months of 2004 was the result of reductions to accounts payable and accrued expenses of $733,000, and increases to prepaid and other current assets of $405,000 and inventories of $194,000. Cash was provided by reductions to costs and estimated earnings in excess of billings on uncompleted contracts of $103,000. Other changes in working capital items provided cash of $371,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2004 and December 31, 2003 was $6,785,000 and $5,667,000, respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $119,000 for the first six months of 2004 compared with $57,000 for the same period in 2003. Cash provided by investing activities of $1,568,000 for the first six months of 2003 relates to cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. A $222,000 gain was recognized during the second quarter of 2003 from the sale of the Conshohocken property as well as a $218,000 deferred gain, which will be recognized over the ensuing three-year leaseback period. Approximately $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase in 2004, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2004.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 for the reasons described below.

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

After evaluating the nature of the deficiency and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting at June 30, 2004.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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