Form 10-Q/A
period 2004-09-30
CECO ENVIRONMENTAL CORP
filed 2005-04-15
CIK 3197

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

Explanatory Note

This Form 10-Q/A amends our Quarterly Report on Form 10-Q, filed on November 14, 2004 (the “Original Form 10-Q”) to reflect the restatement of our consolidated financial statements for the periods ended September 30, 2004 and 2003.

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

Except as stated above, this Report speaks only as of the date of the Original Form 10-Q. Except as specified above, this filing does not reflect any events occurring after November 14, 2004.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2004

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	As restated – see note 9
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204	$136
Accounts receivable, net	13,027	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	4,725	3,340
Inventories	2,025	1,575
Prepaid expenses and other current assets	2,676	1,983

Total current assets	22,657	18,432

Property and equipment, net	9,467	9,987
Goodwill	9,527	9,527
Intangible assets – finite life, net	756	816
Intangible assets – indefinite life	1,395	1,395
Deferred charges and other assets	706	997

	$44,508	$41,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$4,712	$2,094
Accounts payable and accrued expenses	13,449	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	2,554	1,320

Total current liabilities	20,715	14,723

Other liabilities	2,192	2,591
Debt, less current portion	5,696	7,863
Deferred income tax liability	2,542	2,422
Subordinated notes (including, related party - $5,287 and $5,093, respectively)	5,741	5,525

Total liabilities	36,886	33,124

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,792,898 shares issued at September 30, 2004 and 10,786,194 shares issued at December 31, 2003	108	108
Capital in excess of par value	16,339	16,329
Accumulated deficit	(6,127)	(5,709)
Accumulated other comprehensive loss	(894)	(894)

	9,426	9,834
Less treasury stock, at cost, 801,220 shares in 2004 and 2003	(1,804)	(1,804)

Total shareholders’ equity	7,622	8,030

	$44,508	$41,154

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	As restated – see note 9
Net sales	$18,566	$17,054	$47,711	$49,291

Costs and expenses:
Cost of sales, exclusive of items shown separately below	15,035	13,543	38,248	40,267
Selling and administration	2,473	2,443	7,833	7,531
Depreciation and amortization	322	308	970	939

	17,830	16,294	47,051	48,737

Income from operations	736	760	660	554
Other income	19	17	55	239
Interest expense (including related party interest of $219 and $199, and $654 and $597, respectively)	(669)	(638)	(1,908)	(1,994)

Income (loss) from operations before income taxes	86	139	(1,193)	(1,201)
Income tax (benefit) provision	(199)	49	(775)	(426)

Net income (loss)	$285	$90	$(418)	$(775)

Per share data:
Basic net income (loss)	$.03	$.01	$(.04)	$(.08)

Diluted net income (loss)	$.03	$.01	$(.04)	$(.08)

Weighted average number of common shares outstanding:
Basic	9,991,678	9,978,835	9,988,840	9,808,574

Diluted	10,015,537	10,021,741	9,988,840	9,808,574

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	As restated – see note 9
Cash flows from operating activities:
Net loss	$(418)	$(775)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	970	939
Other non cash gains included in net loss	—	239
Changes in operating assets and liabilities:
Accounts receivable	(1,629)	(1,606)
Inventories	(450)	226
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,385)	1,385
Prepaid expenses and other current assets	(788)	(222)
Accounts payable and accrued expenses	2,260	(1,239)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,234	1,613
Other	94	(186)

Net cash (used in) provided by operating activities	(112)	374

Cash flows from investing activities:
Acquisitions of equipment	(281)	(88)
Proceeds from sale of property	—	1,568

Net cash (used in) provided by investing activities	(281)	1,480

Cash flows from financing activities:
Proceeds from employee stock purchase plan	10	11
Proceeds from subordinated debt	—	1,200
Net borrowings (repayments) on revolving credit line and (repayments) of debt	451	(3,178)

Net cash provided by (used in) financing activities	461	(1,967)

Net increase (decrease) in cash	68	(113)
Cash and cash equivalents at beginning of the period	136	194

Cash and cash equivalents at end of the period	$204	$81

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:
Interest	$906	$1,124

Income taxes	$(13)	$(156)

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

The following table compares 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2003 Annual Report filed on Form 10-K/A, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$285	$90	$(418)	$(775)
Deduct: compensation cost based on fair value recognition, net of tax	(6)	(82)	(18)	(246)

Pro forma net income (loss) under SFAS No. 123	$279	$8	$(436)	$(1,021)

Net income (loss) loss per share:
Basic as reported	$.03	$.01	$(.04)	$(.08)
Basic pro forma under SFAS No. 123	$.03	$.00	$(.04)	$(.10)
Diluted as reported	$.03	$.01	$(.04)	$(.08)
Diluted pro forma under SFAS No. 123	$.03	$.00	$(.04)	$(.10)

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	New Accounting Standards

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46 entitled “Consolidation of Variable Interest Entities”. As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We adopted the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation did not affect our financial condition or results of operations, as we do not have any interests in variable interest entities.

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

For the nine months ended September 30, both basic and diluted weighted average common shares outstanding were 9,988,840 in 2004 and 9,808,574 in 2003. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,503,700 and 3,446,000 shares for the nine-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Options and warrants to purchase 2,453,700 and 2,446,000 shares for the three-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and therefore were anti-dilutive. There were no adjustments to net loss for the basic or diluted earnings per share computations.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We are continuing to evaluate, in light of the current market conditions and company performance, our options and alternative financing. Our refinancing strategy for bank credit facility was to extend the maturities and increase our cash flow by lengthening the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest cost. We have extended the maturity on the term loan through July 2005 and the revolving line of credit to January 2006. While we have not yet lengthened the scheduled amortization on term debt, we will continue to evaluate our options in this regard. However, there can be no assurance that we will be able to do so.

In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an opportunity to the potential purchaser to acquire the property until the end of November 2004 in exchange for which an escrow deposit of $100 was made. In accordance with the amended agreement, the escrow deposit was released to us without any further obligation as of September 30, 2004 once certain conditions were met. The escrow was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

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

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to make $854 in contributions to the Pension Plan during the year ending December 31, 2004. As of September 30, 2004, $522 has been contributed to the Pension Plan and we anticipate making an additional $58 during the remainder of Fiscal Year 2004 for a revised total of $580. Legislation enacted in 2004 resulted in our total contribution for the year being less than we previously anticipated.

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

The following chart summarizes the significant effects of these restatements:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated Statement of Operations:
Net Sales—as originally reported	$18,378	$17,039	$47,530	$49,994
Adjustment	188	15	181	(703)

Net Sales—as restated	$18,566	$17,054	$47,711	$49,291

Depreciation and amortization expense—as originally reported	$424	$392	$1,256	$1,191
Adjustment	(102)	(84)	(286)	(252)

Depreciation and amortization expense—as restated	$322	$308	$970	$939

Income from operations as—originally reported	$446	$661	$193	$1,005
Adjustment	290	99	467	(451)

Income from operations—as restated	$736	$760	$660	$554

Interest expense—as originally reported	$(567)	$(554)	$(1,622)	$(1,742)
Adjustment	(102)	(84)	(286)	(252)

Interest expense—as restated	$(669)	$(638)	$(1,908)	$(1,994)

Income (loss) before tax—as originally reported	$(102)	$124	$(1,374)	$(498)
Adjustment	188	15	181	(703)

Income (loss) before tax—as restated	$86	$139	$(1,193)	$(1,201)

Income tax (benefit) provision—as originally reported	$(322)	$113	$(895)	$404
Adjustment	123	(64)	120	(830)

Income tax (benefit) provision—as restated	$(199)	$49	$(775)	$(426)

Net Income (loss)—as originally reported	$220	$237	$(479)	$(94)
Adjustment	65	(147)	61	(681)

Net Income (loss)—as restated	$285	$90	$(418)	$(775)

Net Income (loss) per share—as originally reported	$0.02	$0.02	$(0.05)	$(.01)
Adjustment	$0.01	$(0.01)	$0.01	$(0.07)

Net Income (loss) per share—as restated	$0.03	$0.01	$(0.04)	$(.08)

September 30,
2004
Consolidated Balance Sheets:
Costs and earnings in excess of billings—as originally reported	$6,513
Adjustment—cumulative	(1,788)

Costs and earnings in excess of billings—as restated	$4,725

Total assets—as originally reported	$46,296
Adjustment—cumulative	(1,788)

Total assets—as restated	$14,548

Deferred Income tax liability—as originally reported	$3,185
Adjustment—cumulative	(643)

Deferred Income tax liability—as restated	$2,542

Total liabilities—as originally reported	$37,529
Adjustment—cumulative	(643)

Total liabilities—as restated	$36,886

Accumulated deficit—as originally reported	$(4,982)
Adjustment—cumulative	(1,145)

Accumulated deficit—as restated	$(6,127)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2004	2003	2004	2003
Sales	$18.5	$17.0	$47.7	$49.3
Cost of sales	15.0	13.5	38.2	40.3

Gross profit (excluding depreciation)	$3.5	$3.5	$9.5	$9.0
Percent of sales	19.0%	20.6%	19.8%	18.3%

Selling and administrative expenses	$2.5	$2.4	$7.8	$7.5
Percent of sales	13.3%	14.3%	16.4%	15.3%

Operating (loss) income	$0.7	$0.8	$0.7	$0.6
Percent of sales	4.0%	4.5%	1.4%	1.1%

Consolidated net sales for the third quarter were $18,566,000, an increase of $1,512,000 compared to the same quarter in 2003. Consolidated net sales for the first nine months of 2004 were $47,711,000, a decrease of $1,580,000, compared to the same period in 2003. For the quarter, we reported sales increases from our component parts and duct product lines as well as higher construction revenue (principally from automotive and steel related projects which began in 2004) offset by lower Busch revenue. Nine-month revenue declined due to lower construction revenue during the first half and lower Busch revenue offset by increased sales of our component parts and duct product lines. The completion of two steel rolling mill projects in 2003 was the primary reason for lower revenue from Busch.

Bookings during the third quarter of 2004 and for the first nine months of 2004 increased substantially as third quarter orders were $26,884,000, a $10,400,000 or 63% increase over the same period in 2003 while nine month orders totaled $57,785,000, a 21% increase over the comparable period in 2003. Orders booked for large projects during the quarter covered a diverse industry group (including automotive, ethanol, foundry and steel). A significant portion of the project revenue should be recognized in the fourth quarter of 2004. Smaller orders booked during the quarter and nine-months continued to be strong relative to 2003.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Third quarter 2004 gross profit was $3,531,000 (19.0%). This compares to gross profit of $3,511,000 (20.6%) during the same period in 2003. Gross margin was lower by 1.6 percentage points principally due to decreased construction margins slightly offset by reduced factory overhead spending. Gross profit was $9,463,000 for the first nine months of 2004, an increase of $439,000 compared to the same period in 2003.

Selling and administrative expenses increased by $30,000 or 1.2% to $2,473,000 during the third quarter of 2004 from $2,443,000 in the same period of 2003. Selling and administrative expenses increased by $302,000 or 4.0% to $7,833,000 during the first nine months of 2004 from $7,531,000 in the same period of 2003. Cost reduction initiatives in 2003 were offset by increased healthcare and compensation costs in the third quarter and first nine months of 2004. In light of the current level of revenue, during 2004, we implemented additional cost reduction initiatives, which are expected to provide annualized savings of $1.3 million, beginning in the third quarter of 2004. As discussed in our Overview of Cash Flows and Liquidity section, we received $100,000 from an escrow deposit, which was released to us without any further obligation as of September 30, 2004. The escrow was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

Depreciation and amortization increased by $14,000 to $322,000 during the third quarter of 2004 from $308,000 in the same period of 2003. Depreciation and amortization increased by $31,000 to $970,000 in the first nine months of 2004 from $939,000 in the same period of 2003.

Operating income was $736,000 in the third quarter of 2004 compared to operating income of $760,000 during the same quarter of 2003. Operating income for the first nine months of 2004 was $660,000 compared to operating income of $554,000 during the same period of 2003. The impact of reduced margins along with increases in selling and administrative expenses and depreciation and amortization, only partially offset by reduced factory overhead spending, were the primary factors for the decrease in operating income.

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

Interest expense increased by $31,000 to $669,000 from $638,000 during the third quarter of 2004. Interest expense decreased by $86,000 to $1,908,000 from $1,994,000 during the first nine months of 2004. The year-to-date decrease was due to lower debt balances during the nine months that was partially offset by higher interest rates during the third quarter.

Federal and state income tax benefit was $199,000 during the third quarter of 2004 compared to ($49,000) during the third quarter of 2003. Federal and state income tax benefit was $775,000 for

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

the first nine months of 2004, an increase of $349,000 from the comparable period in 2003. The federal and state income tax benefit for the first nine months of 2004 was 65%, which reflects the estimated effective tax rate for 2004. Our effective income tax rate was adjusted in the third quarter from 45% to 65% to reflect the reduction in our estimated pretax income for the year. This adjustment had the affect of decreasing the effective income tax rate for the 2004 third quarter to (231%). Our effective income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net income for the quarter ended September 30, 2004 was $285,000 compared with net income of $90,000 for the same period in 2003. Net loss for the nine months ended September 30, 2004 was $418,000 compared with a net loss of $775,000 for the same period in 2003.

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

We are continuing to evaluate, in light of the current market conditions and company performance, our options and alternative financing. Our refinancing strategy for bank credit facility was to extend the maturities and increase our cash flow by lengthening the scheduled principal amortization on term debt for our machinery, equipment and real estate, and reducing interest cost. We have extended the maturity on the term loan through July 2005 and the revolving line of credit to January 2006. While we have not yet lengthened the scheduled amortization on term debt, we will continue to evaluate our options in this regard. However, there can be no assurance that we will be able to do so.

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

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2004	2003
Net cash (used in) provided by operations	$(112)	$374
Net cash (used in) provided by investing activities	(281)	1,480
Net cash provided by (used in) financing activities	461	(1,967)

Net increase (decrease)	$68	$(113)

Cash provided by operating activities decreased in 2004 compared to 2003. Cash used in operating activities for the first nine months of 2004 was the result of an increase in the number of projects in process at quarter end and their relative early stage of completion. As a result, our investment in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and inventories increased $1,629,000, $1,385,000 and $450,000, respectively. We were able to partially offset these uses of cash by increasing our accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts by $2,260,000 and $1,234,000, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2004 and December 31, 2003 was $6,450,000 and $5,667,000, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $281,000 for the first nine months of 2004 compared with $88,000 for the same period in 2003. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase in 2004, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property. Cash provided by investing activities of $1,568,000 for the first nine months of 2003 relates to cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. A $222,000 gain was recognized during the second quarter of 2003 from the sale of the Conshohocken property and a gain of $218,000 was deferred, which will be recognized over the ensuing three-year leaseback period. Approximately $700,000 of the proceeds were used to reduce the revolving line of credit and the balance was used to reduce term debt.

Financing activities provided cash of $461,000 during the first nine months of 2004 compared with cash used in financing activities of $1,967,000 during the same period of 2003. Current year financing activities included net borrowings and issuance of common stock under our employee stock purchase plan, and 2003 financing activities included proceeds from issuance of subordinated debt totaling $1,200,000 to our principle shareholder. These proceeds and those from the sale of our Conshohocken property were used to pay down amounts outstanding under our credit agreement. In November 2003, we accepted an offer to sell our Cincinnati property with a contemplated closing date of May 1, 2004 subject to various contingencies. The agreement was terminated due to the purchaser failing to close in accordance with the terms of the agreement. In August 2004, the agreement was amended providing an opportunity to the potential purchaser to acquire the property until the end of November 2004 in exchange for which an escrow deposit of $100,000 was made. In accordance with the amended agreement, the escrow deposit was released to us without any further obligation as of September 30, 2004 once certain conditions were met. The escrow was recognized in selling and administration expense as an offset to various costs incurred in connection with the proposed transaction.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 for the reasons described below.

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

After evaluating the nature of the deficiency and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting at September 30, 2004.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on October 14, 2004, the shareholders of CECO Environmental Corp. took the following actions:

1.	Elected the following six directors for terms to expire at the 2004 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Number of Shares
Director	For	Against
Richard J. Blum	6,665,497	122,617
Phillip DeZwirek	6,665,229	122,885
Jason Louis DeZwirek	6,663,697	124,417
Thomas J. Flaherty	6,664,797	123,317
Josephine Grivas	6,664,897	123,217
Melvin F. Lazar	6,665,529	122,585
Donald A. Wright	6,665,997	122,117

2.	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 as follows:

Votes For:	6,781,678
Votes Against:	3,832
Votes Abstained:	2,601

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

Exhibit 10.52 Ninth Amendment to Credit Agreement dated August 12, 2004

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