Form 10-K
period 2004-12-31
CECO ENVIRONMENTAL CORP
filed 2005-04-15
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

Aggregate market value of voting stock held by non-affiliates of Registrant (based on the last sale price on June 30, 2004): $10,381,388

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 9,993,260 shares of common stock, par value $0.01 per share, as of March 08, 2005.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2005 are incorporated by reference into Part III. The Exhibit Index incorporates several documents by reference as indicated therein.

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

We market our products and services under the following trade names: “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, and “KB Duct”.

The December 1999 acquisition of Kirk & Blum changed our company both in focus and capability. Since that date we have accomplished the following.

•	Founded CECO Abatement. This company produces regenerative thermal oxidizers (RTO’s) and has made itself into a significant force in the ethanol industry.

•	Launched the “KB Duct” Product line. This product continues to grow in sales year by year.

•	Founded CECOaire. This new company produces baghouses and has enabled us to win several major contracts.

•	Established CECO Filters India Pvt. Ltd. to penetrate the Asian market.

•	Most importantly, we succeeded in integrating CECO Filers, Busch International, CECO Abatement, CECOaire, and Kirk & Blum into a cohesive unit. Kirk & Blum now produces the bulk of the other business units’ products and margin that used to go to outside vendors remains in CECO Environmental.

Products and Services

We are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We now market these turnkey pollution control services through all our companies with Kirk & Blum providing project management. With a diversified base of more than 1,500 active customers, we provide services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, glass, automotive, pharmaceuticals, and chemicals.

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

Our selling strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control products and services. We believe this provides a discernable competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. We compete by providing competitive pricing with turnkey solutions.

Under the Kirk & Blum trade name we have four principal product lines. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with eight strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems primarily sold on a turnkey basis include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric, General Motors, Procter & Gamble, Nissan, Honda, Toyota, Boeing, Lafarge, Corning, RR Donnelley, and Alcoa. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets. We have completed several major contracts in Mexico.

We provide custom metal fabrication services at our Cincinnati, Ohio and Lexington, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals and perform the majority of the fabrication for CECO Filters, Busch International, CECOaire and CECO Abatement. We have developed significant expertise in custom sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Generally, we will market custom fabrication services under a long-term sales agreement. Representative customers include Siemens and General Electric.

We also market under the Kirk & Blum trade name, component parts, for industrial air systems to contractors, distributors and dealers throughout the United States. In 2001, we started the K&B Duct product line to provide a cost effective alternative to traditional duct. Primary users for this product line are those that generate dry particulate such as furniture manufacturers, metal fabricators, and any other users desiring flexibility in a duct system. Customers include end users, contractors, and dealers.

Our engineering and design services are also marketed under the kbd/Technic trade name to provide engineering services directly to customers related to air system testing and balancing, source emission testing, and industrial ventilation engineering. Representative customers include General Motors, Ford, Toyota, Quaker Oats, Nissan, Honda and Delphi.

Fiber bed filter technology is marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acid, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt and pharmaceutical products. In February 2004, we established CECO Filters India Pvt. Ltd. in Chennai, India to market filtering equipment under the CECO Filters trade name to extend our penetration into Asia.

We market under the Busch International trade name custom engineered air handling systems used to control fume and oil mist emissions in the steel and aluminum industries. We also market a strip cooler under the JETSTAR trademark. This equipment is globally marketed to the steel and aluminum industries.

We added the CECO Abatement Systems trade name in 2001 to extend our penetration into the thermal oxidation market. We market thermal oxidizers and regenerative thermal oxidizers that eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a major presence in the ethanol and solid waste disposal industries.

In January 2005, we started CECOaire to increase our penetration into the dust control markets. We market baghouses that reduce dust particulates from industrial process airstreams. Prior to January 2005, CECOaire operated as part of CECO Filters.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We try to achieve this by (a) progress billing contracts, when possible, (b) utilizing extended payment terms from material suppliers, and (c) paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory remains relatively constant from year to year. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

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

The bank facility has been amended through eleven amendments to, among other things, reduce minimum coverage under several financial covenants. Additional fees have been paid and prepayments of principal on the Bank Facility have been made in connection with these amendments.

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

Under the Subscription Agreement CECO entered into with the Investors, we were required to issue to such Investors additional shares based on an earnings formula (as set forth in the Subscription Agreement executed in connection with the issuance of the Investor Shares) for fiscal year 2002. Based on the results of this formula, 382,237 additional shares were issued to the Investors in April 2003 at no cost to the investors. The issuance of shares was charged to additional paid in capital.

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

Customers

No customer comprised 10% or more of our net revenues for 2004. We do not depend upon any one or few customers.

Suppliers

We purchase our angle iron and sheet plate products from a variety of sources. When possible, we secure these materials from steel mills. Other materials are purchased from a variety of steel service centers. Steel prices have been volatile but we cover this through a “surcharge” on our standard products. On contract work, we cover the volatility by including the current price in our estimate.

We purchase chemical grade fiberglass as needed from Johns Manville Corporation, which we believe is the only domestic supplier of such fiberglass. However, there are foreign suppliers of chemical grade fiberglass, and, based on current conditions, we believe that we could obtain such material from foreign suppliers on acceptable terms.

We have a good relationship with all our suppliers and do not anticipate any difficulty in continuing to receive such items on terms acceptable to us. To the extent that our current suppliers are unable or unwilling to continue to supply us with materials, we believe that we would be able to obtain such materials from other suppliers on acceptable terms.

Backlog

Backlog represented by firm purchase orders from our customers was approximately $20.7 million and $7.3 million at the end of the fiscal years 2004 and 2003, respectively. 2003 backlog was completed in 2004. The 2004 backlog is expected to be completed in 2005.

Competition and Marketing

We believe that there are no singly dominant companies in the industrial ventilation and air pollution control niche markets in which we participate. These markets are fragmented with numerous smaller and regional participants. As a result, competition varies widely by region and industry. However, sales of products and services under some of our trade names face competition with companies that have greater financial resources and that have more extensive marketing and advertising.

We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in the U.S., Mexico, Canada, Asia, Europe and South America. We have direct employees in India.

Government Regulations

We have not been materially negatively impacted by existing government regulation, nor are we aware of any probable government regulation that would materially affect our operations. Our costs in complying with environmental laws have been negligible.

Research and Development

During 2004, 2003, and 2002, costs expended in research and development have not been significant. Such costs are generally included as factors in determining pricing.

Employees

We had 431 full-time employees and 5 part-time employees as of December 31, 2004. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 300 employees are represented by international or independent labor unions under various union contracts that expire from March 2005 to October 2008.

Our operations are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of our executives could have a material adverse effect upon our operations. However, we believe our management team is deep and talented.

Intellectual Property

There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

We purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. The Patent and Trademark Office (“PTO”) records do not currently reflect such transfer. We plan on attempting to obtain the proper documentation to file with the PTO. JET*STARTM systems constituted $0.1 million of revenues in 2004.

We hold a US patent for our N-SERT® and X-SERT® prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance. We were assigned the patent to a multiple throat narrow gap venturi scrubber, which patent may have significant value. We plan to attempt to file the proper documentation with the PTO to reflect proper ownership. Current PTO records indicate that the party from which we obtained such patent owns such patent.

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

Financial Information about Geographic Areas

For 2004, 2003 and 2002, sales to customers outside the United States, including export sales, accounted for approximately 3%, 1% and 2%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars. We do not currently maintain long-lived assets outside the United States.

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

Continued Control by Management

As of the date of this Annual Report on Form 10-K, management of the Company beneficially owns approximately 56% of the Company’s outstanding common stock, assuming the exercise of currently exercisable warrants and options held by management. Our stockholders do not have the right to cumulative voting in the election of directors. Accordingly, present management will be in a position to exert control over our business and operations, including the election of our directors.

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

Leverage

We are highly leveraged. We currently have loan facilities, including a term loan and line of credit, with PNC Bank, N.A.; Bank One, N.A.; and Fifth Third Bank. The terms of such loan facilities have been revised through eleven separate amendments in order to alter some of the financial covenants made by us to prevent CECO from being in default of such covenants.

Our cash interest costs relate primarily to our revolving credit line and term loans; interest payments on the subordinated debt are not permitted under the credit agreement. Our loans are secured by substantially all of our assets and our ability to borrow additional amounts on a secured basis would be limited. On December 31, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4,000 subordinated note was increased by the accrued interest of $1,441 to $5,441, and the principal balance for the $1,200 subordinated note was increased by $90 to $1,290 and the maturity date was extended to January 1, 2007. The remaining interest accrued on these subordinated notes was $372,352 at December 31, 2004 and $1,218,000 at December 31, 2003. Such interest will be paid in the future upon agreement with the financial institution. Interest is charged on the revolving credit line at the bank’s prime rate plus 5 percentage points. A 1% increase in the average interest rate would increase cash interest cost by approximately $60,000 if borrowings remain constant in 2005. There are no scheduled increases in the fixed or variable rates on the credit facility, however; an increase or decrease in the prime rate would cause the Company’s future interest expense and cash flows to increase or decrease proportionately.

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

Future Sales by Our Stockholders May Adversely Affect Our Stock Price and Our Ability to Raise Funds in New Stock Offerings

Phillip DeZwirek has warrants to purchase 2,250,000 shares of CECO common stock, which shares we are obligated to register upon demand. Should Mr. DeZwirek elect to sell such shares, such sales may cause our stock price to decline. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

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

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration
Columbia, Tennessee	28,920	$74,240	August 2005
Greensboro, North Carolina	30,000	$120,000	August 2006
Defiance, Ohio	10,000	$27,400	Month to month
Pittsburgh, Pennsylvania	4,000	$48,000	May 2006
Chicago, Illinois	1,250	$20,000	January 2006
Conshohocken, Pennsylvania	16,000	$88,000	May 2006
Canton, Mississippi	7,500	$16,800	October 2005
Chenai, India	960	$5,000	January 2006

It is anticipated that all leases coming due in the near future will be renewed at expiration.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on October 14, 2004. At the meeting, directors Phillip DeZwirek, Jason Louis DeZwirek, Richard Blum, Josephine Grivas, Melvin Lazar, Thomas Flaherty and Donald Wright were elected, and the appointment of Deloitte & Touche LLP as our independent registered public accounting firm was ratified. The votes for the appointment of Deloitte & Touche LLP were 6,781,678 with 3,832 against and 2,601 abstentions.

The votes for and against the directors were as follows. There were no abstentions:

	For	Against
Phillip DeZwirek	6,665,229	122,885
Richard J. Blum	6,665,497	122,617
Jason Louis DeZwirek	6,663,697	124,417
Thomas J. Flaherty	6,664,797	123,317
Josephine Grivas	6,664,897	123,217
Melvin F. Lazar	6,665,529	122,585
Donald A. Wright	6,665,997	122,117

Executive Officers of Registrant

The following are the executive officers of the Company as of March 15, 2005. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 30, 2005.

Name	Age	Position with CECO
Phillip DeZwirek	67	Chief Executive Officer; Chairman of the Board of Directors

Richard J. Blum	58	President; Director

Dennis W. Blazer	57	Vice President-Finance and Administration; Chief Financial Officer

David D. Blum	49	Senior Vice President-Sales and Marketing; Assistant Secretary

Jason Louis DeZwirek	34	Secretary; Director

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek’s principal occupations during the past five years have been as Chairman of the Board and Vice President of Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Electronics Group, Inc., a publicly traded company, which is a manufacturer of power semi-conductors primarily for military use. Mr. DeZwirek has also been involved in private investment activities for the past five years.

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

Dennis W. Blazer became the Chief Financial Officer and the Vice President-Finance and Administration of the Company on December 13, 2004. From 2003 to 2004, Mr. Blazer served as a financial consultant to GTECH Corporation, a leading global information technology corporation. From 1998 to 2003, he served as the Chief Financial Officer of Interlott Technologies, Inc., which stock traded on the American Stock Exchange and which was a worldwide provider of vending technologies for the lottery industry prior to its acquisition by GTECH Corporation in 2003. From 1973 to 1998, Mr. Blazer also served in varying capacities leading up to the position of Vice President of Finance and Administration for The Plastic Moldings Corporation, a custom manufacturer of precision molded plastic components.

David D. Blum became the Senior Vice President-Sales and Marketing and an Assistant Secretary of the Company on July 1, 2000 and the President of Kirk & Blum on November 12, 2002. Mr. Blum served as Vice President of Kirk & Blum from 1997 to 2000 and was Vice President-Division Manager Louisville at Kirk & Blum from 1984 to 1997. Mr. David Blum is the brother of Mr. Richard Blum.

Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. Mr. DeZwirek from October 1, 1997 through January 1, 2002 served as a member of the Committee that was established to administer CECO’s Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek’s principal occupation since October 1999 has been as President of kaboose, Inc., a company that owns a children’s portal. Mr. DeZwirek is a director and the Vice-Chairman and Secretary of API Electronics Group, Inc.

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

CECO Common Stock Bids			CECO Common Stock Bids			CECO Common Stock Bids
2003	High	Low	2004	High	Low	2005	High	Low
1st Quarter	$1.95	$1.65	1st Quarter	$2.01	$1.65	1st Quarter	$4.05	$3.42
2nd Quarter	$2.06	$1.55	2nd Quarter	$1.85	$1.50	(through March 07, 2005)
3rd Quarter	$2.10	$1.59	3rd Quarter	$2.30	$1.45
4th Quarter	$2.00	$1.50	4th Quarter	$3.84	$2.11

(b) The approximate number of beneficial holders of our common stock as of March 7, 2005 was 1,124.

(c) We paid no dividends during the fiscal years ended December 31, 2004 or 2003. We do not expect to pay dividends in the foreseeable future. We are party to various loan documents, which prevent us from paying any dividends.

(d) Information relating to securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below in this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

The following table sets forth our selected financial information. The financial information for the years ended December 31, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 2001 and as of December 31, 2000 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2004	2003	2002[1]	2001[2]	2000[3]
	(in thousands, except per share amount)
Statement of operations information:
Net sales	$69,366	$68,159	$78,575	$90,809	$89,141
Gross profit, excluding depreciation and amortization	13,095	13,011	15,590	18,347	17,421
Depreciation and amortization	1,254	1,245	1,479	2,100	1,986
Loss from operations	(928)	(667)	(306)	(380)	(1,096)
Net (loss)	(928)	(667)	(306)	(380)	(1,096)
Basic and diluted net loss per share[5]	(.09)	(.07)	(.03)	(.05)	(.13)
Weighted average shares outstanding (in thousands)
Basic	9,990	9,852	9,582	7,899	8,195
Diluted	9,990	9,852	9,582	7,899	8,195
Supplemental financial data:
Ratio of earnings to fixed charges[6]	n/a	n/a	n/a	n/a	n/a
Deficiency[6]	$(1,176)	$(1,034)	$(641)	$(326)	$(1,708)
Cash flows from operating activities	1,882	1,593	3,701	4,382	2,630

	At December 31,
	2004	2003	2002[1]	2001[2]	2000[3]
	(dollars in thousands)
Balance sheet information:
Working capital	$1,910	$3,709	$5,024	$7,202	$10,014
Total assets	43,441	41,154	45,514	52,169	54,278
Short-term debt	4,188	2,094	2,120	2,826	3,776
Long-term debt	11,894	13,388	16,202	18,588	26,101
Stockholders equity[4]	7,249	8,030	8,706	9,299	6,602

[1]	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001 and $217,000 in 2000.
[2]	During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.
[3]	During fiscal 2000, depreciation and goodwill increased by $600,000 due to the acquisition of Kirk & Blum and kbd/Technic, whose results of operations are included with their respective dates of acquisition.
[4]	Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
[5]	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
[6]	For purposes of determining the ratio of earnings to fixed charges, “earnings” are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. “Deficiency” is the amount by which fixed charges exceeded earnings.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Operations Overview

We operate as a provider of air-pollution control products and services marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic” and “K&B Duct” trade names. Our business is focused on engineering, designing, and building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We have a diversified base of more than 1,500 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model.

Although we discuss four principal product lines, our operating units function as internal customers and suppliers of each others’ products and services and as such, products and services are intermingled in one major project. As a result, it is not reasonably possible to segregate revenues to external customers, operating profits or identifiable assets by product line.

We have expanded our business by adding CECO Abatement Systems, CECOaire and K&B Duct while divesting of the operating assets of Air Purator Corporation in 2002 and Busch Martec in 2002 (neither were strategically important to us).

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

We have made significant strides in reducing our leverage through cash generated by operations and asset sales, which has reduced our debt carrying costs. We ended 2004 with senior debt of $8.7 million at December 31, 2004 compared to $10.0 million at December 31, 2003 and $14.3 million at December 31, 2002.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 reflect our operations consolidated with the operations of our subsidiaries.

2004 vs. 2003

	For the year ended December 31,
($’s in millions)	2004	2003
Sales	$69.4	$68.2
Cost of sales	56.3	55.2

Gross profit (excluding depreciation and amortization)	$13.1	$13.0
Percent of sales	18.9%	19.1%

Selling and administrative expenses	$10.7	$10.4
Percent of sales	15.3%	15.3%

Operating income	$1.2	$1.4
Percent of sales	1.9%	2.1%

Consolidated sales were $69.4 million, an increase of $1.2 million compared to 2003. This increase came primarily from our small order business which increased to $26.7 million compared to $24.8 million in 2003. These orders came from our large base of customers that are generally repeat buyers for replacement products, for service work or for custom fabrication work. In 2004, the individual larger contracts decreased slightly.

Orders booked in 2004 were $82.8 million compared with $61.0 million in 2003. The large increase in bookings was due to the strengthening in the economy in the second half of the year coupled with several large orders booked in 2004, (including work for a steel production facility, an ethanol processing facility and an aluminum recycling facility). We have experienced an increased level of customer inquiry and quoting activities in the later half of 2004 relative to the first half of 2004. This may be partially attributable to a perceived improvement in the economy by our customers, which could result in increased air-quality related capital spending. This favorable trend could lead to an increase in our future sales.

Gross profit excluding depreciation and amortization was $13.1 million in 2004 compared with $13.0 million in 2003. Gross profit, as a percentage of sales, was 18.9% in 2004 compared to 19.1% in 2003. The slight decrease was due to our product mix and lower margins realized in our contracting operations coupled with increasing material costs.

Selling and administrative expenses increased by $0.3 million to $10.7 million in 2004. Selling and administrative expenses, as a percentage of revenues for 2004 and 2003 were 15.3%. The cost reduction initiatives we implemented in 2002 and 2003 have helped to stabilize these costs at the current volume level.

Depreciation and amortization remained constant at $1.2 million for both years. This was due primarily to reduced capital expenditures during periods of lower liquidity.

Operating income was $1.2 million in 2004 and $1.4 million in 2003. The decrease in operating income resulting from the higher cost of materials was offset by lower factory overhead spending, which helped to mitigate the reduction in operating income.

Other income for the year ended December 31, 2004 was $236,000 compared with income of $213,000 during the same period of 2003. The other income for the year ended December 31, 2004 was primarily a dividend of $162,000 from Factory Power which was a partnership with an adjacent manufacturing company to provide power to some of the other companies in the industrial park. The partnership no longer provides any services to the area and will be liquidated. Other income for the year ended December 31, 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $0.2 million is being recognized over the ensuing three-year leaseback period.

Interest expense remained constant at $2.6 million during 2004 compared to the same period of 2003. This was due to lower debt outstanding during the year offset by higher interest rates.

Federal and state income tax benefit was $248,000 during 2004 compared with a tax benefit of $367,000 for the same period in 2003. The effective income tax rate for 2004 was 21.1% compared with 35.5% in the same period of 2003. The effective tax rate during 2004 was favorably affected by state tax benefits and exports sales and negatively affected by certain permanent differences including non-deductible interest expense.

Net loss was $928,000 in 2004 and $667,000 in 2003.

2003 vs. 2002

	For the year ended December 31,
($’s in millions)	2003	2002
Sales	$68.2	$78.6
Cost of sales	55.2	63.0

Gross profit (excluding depreciation and amortization)	$13.0	$15.6
Percent of sales	19.1%	19.8%

Selling and administrative expenses	$10.4	$11.9
Percent of sales	15.3%	15.2%

Operating income	$1.4	$2.2
Percent of sales	2.1%	2.8%

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

Selling and administrative expenses decreased by $1.5 million to $10.4 million in 2003. Selling and administrative expenses, as a percentage of revenues for 2003 were 15.3% compared to 15.2% in 2002. In light of the lower revenue in 2002 and weakness in the economy, we implemented cost reduction initiatives in May 2002, September 2002 and May 2003, which generated an annualized operating cost savings of approximately $2.8 million. These cost savings, which are primarily due to a reduction in our workforce, and our cost containment efforts, were the principal reasons for the decrease in selling and administrative expenses.

Depreciation and amortization decreased $0.2 million to $1.2 million in year ended December 31, 2003.

Operating income was $1.4 million in 2003 and $2.2 million in 2002. The impact on operating income from the lower sales was significantly lessened by our operating expense reductions. We reduced selling and administrative expenses by $1.5 million principally due to cost reduction programs implemented in 2002 and 2003. Additionally, as noted above, depreciation and amortization expense was lower by $208,000 resulting from our initiatives to control capital expenditures. These expense reductions and cost containment initiatives, as well as lower factory overhead spending, helped to mitigate the reduction in operating income due to lower sales.

Other income for the years ended December 31, 2003 and 2002, was $0.2 million. The other income for the year ended December 31, 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $0.2 million is being recognized over the ensuing three-year leaseback period. The other income during the year ended December 31, 2002 is the result of a fair market value adjustment to a liability recorded in connection with detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share. These warrants were issued along with the Company’s stock issuance of 706,668 shares of common stock on December 31, 2001 to a group of private investors. This liability is accounted for at fair market value and adjustments in future quarters could result in an increase to the liability and a corresponding charge to income.

Interest expense decreased $0.4 million to $2.6 million during 2003 compared to the same period of 2002. The decrease is due to lower debt outstanding during the year partially offset by higher interest rates.

Federal and state income tax benefit was $0.4 million during 2003 compared with a tax benefit of $0.2 million for the same period in 2002. The effective income tax rate for 2003 was 35.5% compared with 32.0% in the same period of 2002. The effective tax rate during 2003 was favorably affected by state tax benefits and exports sales and negatively affected by certain permanent differences including non-deductible interest expense.

Net loss was $667,000 in 2003 and $436,000 in 2002. The impact on net loss from lower operating income was partially offset by reduced tax-effected interest expense. As a result, we increased our net loss in 2003 by $231,000.

Liquidity and Capital Resources

At December 31, 2004 and December 31, 2003, cash and cash equivalents totaled $339,000 and $136,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of December 31, 2004 was $8,737,000 as compared to $9,957,000 at December 31, 2003, a decrease of $1,220,000 due to net payments under the bank credit facilities. The cash that we used to pay down our debt came from cash generated by operating activities.

Unused credit availability under our revolving line of credit at December 31, 2004 was $5,086,000. The bank credit facility was amended in November 2004 by extending the maturities of the revolving line of credit to January 2006 and in December 2004 to waive minimum coverage requirements under several financial covenants through December 31, 2004. No extinguishment loss was recognized as a result of this amendment. We opted to amend the existing agreement rather than refinance the entire credit facility because of current market conditions. We will continue to monitor such market conditions and will seek refinancing alternatives in future periods. However, our loans are secured by substantially all of our assets and our ability to borrow additional amounts on a secured basis would be limited.

On September 30, 2003, $1,200,000 of subordinated debt was raised from a related party with a maturity of April 30, 2005 and interest rate of 6% per annum. On June 15, 2004, the maturity date was extended by letter agreement to January 1, 2006. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. On December 30, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4,000 subordinated note was increased by the accrued interest of $1,441 to $5,441, and the principal balance for the $1,200 subordinated note was increased by $90 to $1,290 and the maturity date was extended to January 1, 2007. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2004	2003	2002
Total operating cash flow	$1,882	$1,593	$3,701

Purchases of property and equipment	$(472)	$(112)	$(240)
Divestiture of businesses and other	—	—	470
Proceeds from sale of property	—	1,568	—

Net cash provided by (used in) investing activities	$(472)	$1,456	$230

Proceeds from issuance of common stock and detachable warrants	$13	$20	$9
Stock issuance expense	—	—	(443)
Repayments of borrowings, net	(1,220)	(4,327)	(3,380)
Proceeds from subordinated notes	—	1,200	—
Other	—	—	24

Net cash used in financing activities	(1,207)	(3,107)	(3,790)

Net increase (decrease)	$203	$(58)	$141

In 2004, $1.9 million was generated from operating activities. Cash provided was impacted by our net loss adjusted for non-cash items and increasing working capital demands from increasing sales. We used additional cash due to an increase in accounts receivable of $2.7 million that was due to increasing sales in the fourth quarter. The other working capital accounts that used cash were inventory and costs and estimated earnings in excess of billings on uncompleted contracts. An increase in accounts payable and accrued expenses resulting from increased purchases on increasing sales volume provided cash of $2.8 million. Cash was also provided by increases in billings in excess of costs and estimated earnings and an increase in other liabilities. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2004 was $5.9 million as compared to $5.7 million at December 31, 2003. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will tend to change at a lower rate than the change in sales due to the acceleration of progress billings and collections of such on major contracts.

Cash provided by operating activities in 2003 was $1.6 million. Cash provided was impacted by net loss adjusted for non-cash items, lessened working capital demands from lower sales and improved turnover in accounts receivable. Major changes in working capital that provided cash included: accounts receivable—$639,000, costs and estimated earnings in excess of billings—$784,000, inventory—$480,000. Major changes in working capital that used cash included deferred charges and other assets—$330,000, accounts payable and accrued expenses—$456,000 and billings in excess of costs and estimated earnings on uncompleted contracts—$332,000.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $472,000 for 2004 compared with $112,000 for the same period in 2003. We received cash proceeds of approximately $1.6 million from the sale of our Conshohocken property (as discussed in the following paragraph). We are managing our capital expenditures in light of the current level of sales. Should sales increase in 2005, we anticipate increased capital expenditure spending. Additional capital expenditures may be incurred related to the replacement facilities subject to the successful completion of the sale of our Cincinnati property.

On May 7, 2003, we received approximately $1.6 million in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt.

Financing activities used cash of $1.2 million during 2004 compared with cash used of $3.1 million during the same period of 2003. Current year financing activities included net borrowings of $874,000 on our revolving line of credit and payments of $2.1 million on our term loan.

Our backlog has increased from $7.3 million in 2003 to $20.7 million in 2004, and the Company believes that the amount available on its credit facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. Our cost reduction initiatives will have both short-term and long-term cash flow implications. A lower or more stable cost structure will be beneficial in future periods as revenues increase. We also have access to additional financing by increasing the amount of our subordinated debt obtained through related parties.

Dividends

We did not pay any dividends during the years ended December 31, 2004 and 2003 and do not expect to pay any in the foreseeable future as we are party to various loan documents that prevent us from paying such dividends.

Debt Covenants

The Company’s credit facilities contained financial covenants requiring compliance including at December 31, 2003 and each quarter through September 30, 2004: maximum leverage of 3.2 to 1, minimum fixed charge coverage ratio of 1 to 1 and minimum interest coverage ratio of 2.1 to 1. Our debt agreement has been amended several times in recent years to revise covenants in order for the Company to be in compliance with such covenants at quarterly reporting periods. These amendments were necessary as a result of the economic environment over the last four years, which negatively affected the markets and industries served by us and therefore our operations and financial performance. Our below plan financial performance resulted in our inability to meet certain covenants that were established based on a higher level of operations. We have made significant changes in our business in response to the lower level of revenues and believe our ability to react effectively has enabled us to successfully renegotiate our agreement.

The Company’s credit facilities were amended on December 31, 2004 to reduce the financial covenant requirements for December 31, 2004. In the future, if we cannot comply with the terms of the Credit Agreement as currently written, it will be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. However, we have been able to demonstrate to our lender our ability to address the situation(s) resulting in our inability to comply by making changes to our business and successfully renegotiating our agreement. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default which would cause all amounts owed to be immediately due and payable.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2004, cash payments for these benefits are expected to be in the range of $310,000—$340,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $398,000 may be required in 2005 for the pension plan and $80,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of December 31, 2004 (in thousands of dollars).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt obligations (a)	$8,737	$4,188	$4,549	$—	$—
Estimated interest payments	724	724	—	—	—
Estimated pension funding	3,518	314	644	660	1,900
Subordinated debt (b)	7,732	—	7,732	—	—
Estimated interest payments on subordinated debt	1,622	—	1,622	—	—
Operating lease obligations (c)	835	508	320	7	—
Purchase obligations (d)	4,183	4,183	—	—	—

	$27,351	$9,917	$14,867	$667	$1,900

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	As described in Note 10 to the Consolidated Financial Statements.
(c)	Primarily as described in Note 13 to the Consolidated Financial Statements.
(d)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

Our interest rate swap matured in November 2002 and therefore, no future obligation exists under this agreement.

Estimated interest payments associated with long term debt are based on anticipated interest payments on the term debt and estimated interest payments on the line of credit are based on the projected borrowing levels throughout the term of the line of credit.

Interest payments associated with the repayment of the subordinated debt are based on the fixed rates, outstanding principal and anticipated payment dates. Interest on the subordinated debt is not currently permitted under the credit facility and therefore, accrued interest is assumed to be paid upon maturity of the debt for purposes of this schedule. At December 31, 2004, accrued interest of $1.5 million on related party subordinated debt was capitalized as principal and the related notes were amended to reflect this increase.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting measured by the percentage of contract costs incurred to date compared to estimated total contract costs to be the best available measure of progress on these contracts. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contracts’ profitability.

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $12,000, $0 and $123,000 at December 31, 2004, 2003 and 2002, respectively.

Inventory Costing

All inventories are currently valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Prior to December 31, 2004, inventories were valued at the lower of cost or market using the last-in, first-out (LIFO) inventory method for the labor content of work-in-process and finished products and substantially all inventories of steel at our Cincinnati Facility (approximately 69% of total inventories at December 31, 2003). The remaining contents in our inventory were valued using the FIFO method. Management changed its method of accounting for its LIFO inventory to the FIFO method as management believes the FIFO method is preferable because it provides a better matching of costs to revenues, provides a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet, and provides for a uniform costing method across the Company’s operations. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2003 and 2002 and therefore, prior periods have not been restated for this accounting change. The effect of the change for the three months ended December 31, 2004 and the year ended December 31, 2004 was an increase to inventory of $108,000. The effect on net loss for the three months ended December 31, 2004 and the year ended December 31, 2004 was a reduction of $65,000. Net loss per share was reduced for the three months ended December 31, 2004 and the year ended December 31, 2004 by $.01.

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2004 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2004, we have $9.5 million of goodwill, $.7 million of intangible assets—finite life, $1.4 million of indefinite life intangible assets, and $9.4 million of property, plant, and equipment recorded on the consolidated balance sheets.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and will provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Gross deferred tax assets and gross deferred tax liabilities at December 31, 2004 totaled $2.8 million and $5.0 million, respectively.

Risk Management Activities

We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We may use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. We may enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of December 31, 2004, there were no derivative instruments outstanding.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2004, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $200,000, and the annual post-retirement expense by less than $50,000. Additionally, a 25 basis point change in the expected return on plan assets would change the annual post-retirement expense by approximately $8,500.

Cash Surrender Value of Life Insurance

We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is expensed and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $424,773, $423,177 and $119,745 as of December 31, 2004, 2003 and 2002.

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

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2004 was $20.7 million compared to $7.3 million as of December 31, 2003. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Standards

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provided guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this interpretation on January 1, 2004 did not affect our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are currently evaluating the impact on our results from adopting SFAS No. 123(R), but expect it to be comparable to the pro forma effects of applying the original SFAS No. 123.

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

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	4,188	4,549	—	—	—	—	8,737	8,737
Average Interest Rate	10.25%	10.25%	—	—	—	—	10.25%	10.25%
Subordinated Notes due 2006	—	6,441	—		—	—	6,441	5,982
Effective Interest Rate[1]	—	16.5%[1]	—	—	—	—	16.5%[1]	18.0%[1]
Subordinated Note due 2007	—	—	1,290	—	—	—	1,290	1,160
Average Interest Rate	—	—	6.0%	—	—	—	6.0%	12%

[1]	Rate includes amortization of original issue discount related to detachable warrants and adjustment for capitalization of previously recorded accrued interest.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed onto to our customers, operating income will be adversely affected.

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

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2004, 2003 and 2002 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

On February, 8, 2005, the Company, in consultation with its Audit Committee, concluded that it must correct its previously issued financial statements to properly account for revenue recognized under the percentage of completion method of accounting. The Company’s management determined that a spreadsheet error existed affecting the manner in which revenue was calculated and recognized on small projects. While revenue recognized under the percentage of completion calculation on individual large projects was accurate, due to this spreadsheet error, the accumulation of revenue for small projects was incorrect. This error was material and occurred from 2000 to 2003 and the three quarters reported during 2004. This correction resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2001 through 2003, which was reflected in the Annual Report on Form 10-K/A for the year ended December 31, 2003, and for the three quarters of 2004, which are reflected in Quarterly Reports on Form 10-Q/A for the relevant periods.

After evaluating the nature of the deficiency and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2003.

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

Based on our evaluation of the effectiveness of the Company’s disclosure controls and procedures and the additional monitoring controls that were in place as of December 31, 2004, which enabled the Company to detect the error, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness that led to this error not being detected timely has been mitigated as of December 31, 2004, and that our disclosure controls and procedures as of the end of the period covered by this report were effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting except for the additional monitoring controls noted above.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information regarding the Company’s directors set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2005 (the “Proxy Statement”) in the section entitled “Directors and Nominees” is incorporated herein by reference.

Information regarding the identification of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is set forth in the Proxy Statement in the section entitled “Board of Directors and its Committees,” which information is incorporated herein by reference.

Information regarding procedures by which security holders may recommend nominees to the Board of Directors is set forth in the Proxy Statement in the section entitled “Board of Directors and its Committees,” which information is incorporated herein by reference.

Reporting of any inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act.” This information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics was attached to the 2003 Form 10-K as Exhibit 14.

Item 11.    Executive Compensation

The information in the Proxy Statement set forth under the caption “Executive Compensation,” “Board of Directors and its Committees” and “Director Compensation” is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2004	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	268,700	$2.53	1,231,300
Equity compensation plans not approved by security holders	3,285,000[1]	$2.42	None
TOTAL	3,553,700	$2.43	1,231,300

[1]	Includes:
(a)	a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(c)	a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(d)	25,000 shares of common stock that Mr. Jason DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. Jason DeZwirek on October 5, 2001;
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

The information set forth under the caption “Beneficial Ownership of Shares,” “Security Ownership of Management” and “Changes in Control” of the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning “Certain Relationships and Related Transactions” is set forth in the section entitled “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information concerning “Principal Accountant Fees and Services,” including the Audit Committee Pre-Approval Policy, is set forth in the section entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement, which information is incorporated herein by reference.

Item 15.    Exhibits, Financial Statement Schedules

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

2.1    Certificate of Ownership and Merger Merging CECO Environmental Corp. into CECO Environmental Corp. (Incorporated by reference from Form 10-K dated December 31, 2001)

2.2    Certificate of Merger of CECO Environmental Corp. into CECO Environmental Corp. Under Section 907 of the Business Corporation Law. (Incorporated by reference from Form 10-K dated December 31, 2001)

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

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (“MCIDC”). (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.5    Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.6    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

** 10.7    Warrant Agreement dated as of November 7, 1996 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1996)

** 10.8    Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.9    Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

10.10    Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.11    Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

** 10.12    Warrant Agreement dated as of September 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

** 10.13    Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

** 10.14    Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.15    Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.16    Employment Agreement, dated as of December 7, 1999, between Richard J. Blum and CECO Group, Inc. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.17    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.18    Employment Agreement, dated as of December 7, 1999, between Lawrence J. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.19    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.20    Employment Agreement, dated as of December 7, 1999, between David D. Blum and The Kirk & Blum Manufacturing Company. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.21    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.22    Credit Agreement, dated as of December 7, 1999, among PNC Bank, National Association, The Fifth Third Bank, and Bank One, N.A. and PNC Bank, National Association as agent, and CECO Group, Inc., CECO Filters, Inc., Air Purator Corporation, New Busch Co., Inc., The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.23    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.24    Amendment to Credit Agreement dated March 28, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1999)

10.25    Letter Agreement between PNC Bank and CECO Group, Inc., dated September 28, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

10.26    Second Amendment to Credit Agreement dated November 19, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.27    Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.28    Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.29    Incentive Stock Option Agreement for Marshall J. Morris dated as of January 20, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

10.31    Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 1, 2001, made by CECO Environmental Corp. and payable to Harvey Sandler. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2001)

10.32    Second Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of May 28, 2002, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

10.33    Third Amendment to Credit Agreement dated March 30, 2001. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

10.34    Fourth Amendment to Credit Agreement dated August 20, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.35    Fifth Amendment to Credit Agreement dated March 27, 2002. (Incorporated by reference from Form 10-K dated December 31, 2001)

** 10.36    Option for the Purchase of Shares of Common Stock of Jason Louis DeZwirek dated October 5, 2001. (Incorporated by reference from Form 10-K dated December 31, 2001)

10.37    Subscription Agreement dated December 31, 2001. (Incorporated by reference from the Company’s Form 8-K filed January 15, 2002)

10.38    Form of Warrant (for Investors). (Incorporated by reference from the Company’s Form 8-K filed January 15, 2002)

10.39    Form of Warrant (for Finders). (Incorporated by reference from Form 10-K dated December 31, 2001)

10.40    Sixth Amendment to Credit Agreement dated May 14, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

10.41    Seventh Amendment to Credit Agreement dated November 13, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

10.42    Amendment to Pledge Agreement dated November 13, 2002. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2002)

10.44    Intercreditor Agreement among PNC Bank, National Association, Fifth Third Bank and Bank One, NA dated November 13, 2003. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

10.45    Eighth Amendment to Credit Agreement dated November 13, 2003. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

10.46    Lease Agreement between LFT Realty Group and CECO Filters, Inc. dated April 13, 2003. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

* 10.47    Ninth Amendment to Credit Agreement dated June 29, 2004.

* 10.48    Tenth Amendment to Credit Agreement dated November 10, 2004.

* 10.49    Amended and Restated Revolving Credit Note dated November 10, 2004.

*;** 10.50    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004.

*;** 10.51    Stock Option Agreement for Melvin F. Lazar dated January 5, 2005.

*;** 10.52    Stock Option Agreement for Thomas J. Flaherty dated January 5, 2005.

*;** 10.53    Stock Option Agreement for Donald A. Wright dated January 5, 2005.

*;** 10.54    First Amendment to Stock Option Agreement of Marshall J. Morris dated November 30, 2004.

*;** 10.55    Indemnification Agreement between the Company and Marshall J. Morris dated November 30, 2004.

* 10.56    Eleventh Amendment to Credit Agreement dated December 30, 2004.

* 10.57    Amended and Restated Replacement Promissory Note in the amount of $1,290,477 dated as of December 30, 2004 made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

* 10.58    Third Amended and Restated Replacement Promissory Note in the amount of $5,441,315 dated as of December 30, 2004 made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

14    Code of Ethics (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

* 18    Letter regarding change in accounting principle.

* 21    Subsidiaries of the Company

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
Phillip DeZwirek,
Chief Executive Officer
Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ PHILLIP DEZWIREK Phillip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	April 14, 2005

Principal Financial and Accounting Officer

/s/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	April 14, 2005

/s/ RICHARD J. BLUM Richard J. Blum, President, Director	April 14, 2005

/s/ JASON LOUIS DEZWIREK Jason Louis DeZwirek, Director	April 14, 2005

/s/ THOMAS J. FLAHERTY Thomas J. Flaherty, Director	April 14, 2005

/s/ MELVIN F. LAZAR Melvin F. Lazar, Director	April 14, 2005

/s/ DONALD A. WRIGHT Donald A. Wright, Director	April 14, 2005

CECO ENVIRONMENTAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CECO Environmental Corp.

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 31, 2005

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$339	$136
Accounts receivable, net	14,055	11,398
Costs and estimated earnings in excess of billings on uncompleted contracts	4,181	3,340
Inventories	1,689	1,575
Prepaid expenses and other current assets	1,515	1,983

Total current assets	21,779	18,432
Property and equipment, net	9,385	9,987
Goodwill, net	9,527	9,527
Intangible assets—finite life, net	737	816
Intangible assets—indefinite life	1,395	1,395
Deferred charges and other assets	618	997

	$43,441	$41,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$4,188	$2,094
Accounts payable and accrued expenses	12,211	11,309
Billings in excess of costs and estimated earnings on uncompleted contracts	3,470	1,320

Total current liabilities	19,869	14,723
Other liabilities	1,967	2,591
Debt, less current portion	4,549	7,863
Deferred income tax liability	2,462	2,422
Subordinated notes (including, related party—$6,884 and $5,100, respectively)	7,345	5,525

Total liabilities	36,192	33,124

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 10,168,479 and 10,786,194 shares issued in 2004 and 2003, respectively	102	108
Capital in excess of par value	15,017	16,329
Accumulated deficit	(6,637)	(5,709)
Accumulated other comprehensive loss	(760)	(894)

	7,722	9,834
Less treasury stock, at cost, 175,220 and 801,220 shares in 2004 and 2003, respectively	(473)	(1,804)

Total shareholders’ equity	7,249	8,030

	$43,441	$41,154

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	Dollars in thousands, except per share data
Net sales	$69,366	$68,159	$78,575

Costs and expenses:
Cost of sales, exclusive of items shown separately below	56,271	55,148	62,985
Selling and administrative	10,656	10,402	11,902
Depreciation and amortization	1,254	1,245	1,479

	68,181	66,795	76,366

Income from operations	1,185	1,364	2,209
Other income	200	213	204
Interest expense (including related party interest of $873, $817 and $799, respectively)	(2,561)	(2,611)	(3,054)

Loss from operations before income taxes	(1,176)	(1,034)	(641)
Income tax benefit	(248)	(367)	(335)

Net loss	$(928)	$(667)	$(306)

Net loss per share—basic and diluted	$(.09)	$(.07)	$(.03)

Weighted average number of common shares outstanding:
Basic and diluted	9,989,666	9,852,280	9,582,011

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumu- lated Deficit	Accumulated Compre- hensive Other Loss	Treasury Stock		Total	Total Compre- hensive Loss
	Shares	Amount				Shares	Amount
	Dollars in thousands
Balance, December 31, 2001	10,378	$104	$16,304	$(4,736)	$(687)	(764)	$(1,686)	$9,299
Net loss for the year ended December 31, 2002				(306)				(306)	$(306)
Issuance of common stock	13		9					9
Treasury stock purchases						(37)	(118)	(118)
Other comprehensive loss:
Minimum pension liability, net of tax $278					(418)			(418)	(418)
Maturity of swap, net of tax $160					240			240	240

Balance, December 31, 2002	10,391	104	16,313	(5,042)	(865)	(801)	(1,804)	8,706	$(484)

Net loss for the year ended December 31, 2003				(667)				(667)	$(667)
Issuance of common stock	13		20					20
Issuance of common stock under contingent stock warrants	382	4	(4)
Other comprehensive loss:
Minimum pension liability, net of tax $20					(29)			(29)	(29)

Balance, December 31, 2003	10,786	108	16,329	(5,709)	(894)	(801)	(1,804)	8,030	$(696)

Net loss for the year ended December 31, 2004				(928)				(928)	$(928)
Issuance of common stock	8		13					13
Treasury stock retirement .	(626)	(6)	(1,325)			626	1,331
Other comprehensive loss:
Minimum pension liability, net of tax $90					136			136	136
Translation loss					(2)			(2)	(2)

Balance, December 31, 2004	10,168	$102	$15,017	$(6,637)	$(760)	(175)	$(473)	$7,249	$(794)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	Dollars in thousands
Cash flows from operating activities:
Net loss	$(928)	$(667)	$(306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,254	1,245	1,479
Non cash interest expense included in net loss	682	623	597
Non cash gains included in net loss	(74)	(213)	—
Deferred income taxes	(553)	(310)	(178)
Gain on sale of business	—	—	(250)
Changes in operating assets and liabilities:
Accounts receivable	(2,657)	639	4,963
Costs and estimated earnings in excess of billings on uncompleted contracts	(841)	784	587
Inventories	(114)	480	102
Prepaid expenses and other current assets	575	(72)	(1,006)
Deferred charges and other assets	—	(330)	(40)
Accounts payable and accrued expenses	2,831	(456)	(1,040)
Other liabilities	(547)	265	(264)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,150	(332)	(943)
Other	104	(63)	—

Net cash provided by operating activities	1,882	1,593	3,701

Cash flows from investing activities:
Acquisitions of property and equipment and intangible assets	(472)	(112)	(240)
Divestiture of businesses and other	—	—	470
Proceeds from sale of property	—	1,568	—

Net cash (used in) provided by investing activities	(472)	1,456	230

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	874	(1,198)	700
Proceeds from issuance of stock	13	20	9
Stock issuance expense	—	—	(443)
Repayments of debt	(2,094)	(3,129)	(4,080)
Proceeds from subordinated debt	—	1,200	—
Proceeds from borrowing against cash surrender value of life insurance	—	—	142
Purchases of treasury stock	—	—	(118)

Net cash used in financing activities	(1,207)	(3,107)	(3,790)

Net increase (decrease) in cash and cash equivalents	203	(58)	141
Cash and cash equivalents at beginning of year	136	194	53

Cash and cash equivalents at end of year	$339	$136	$194

Supplemental Schedule of Non-Cash Financing Activities:
Increase in principal balances of subordinated notes for accrued interest	$1,532	$—	$—

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2004	2003	2002
Cash paid (refunded) during the year for:
Interest	$1,163	$1,331	$2,578

Income taxes	$(330)	$(183)	$335

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal businesses of CECO Environmental Corp. is to provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2004
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Filters India Private Limited. In 2002, we increased our ownership in CFI from 94% to 99% by contributing our intercompany receivable from CFI and receiving in exchange additional shares of CFI. Minority interest is not material and is included in other liabilities in the consolidated financial statements.

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

Investments in marketable securities—Investments in marketable securities are generally comprised of corporate common stock securities. These investments generally are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

losses on trading securities and interest income are included in other (expense) income. Realized gains and losses are recorded based on the specific identification method. The fair value of investments in marketable securities at December 31, 2004 and 2003 totaled $99 and $393, respectively, all of which is restricted for bonding purposes. These investments are included in prepaid expenses and other current assets in the consolidated balance sheets.

Inventories—Prior to December 31, 2004, the Company valued the labor content of work-in-process and finished products inventories and substantially all steel inventories at the Company’s Cincinnati Facility (approximately 69% of total inventories at December 31, 2003) at the lower of cost or market using the last-in, first-out,(LIFO) inventory costing method. The Company’s remaining inventories were valued at the lower of cost or market using the first-in, first-out (FIFO) inventory costing method. Effective December 31, 2004, management changed its method of accounting for the Company’s LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides for: a uniform costing method for all of the Company’s inventories; a better matching of costs to revenues; and a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2003 and 2002, therefore, prior periods have not been restated for this accounting change. The effect of the change for the three months ended December 31, 2004 and the year ended December 31, 2004 was an increase to inventory of $108. The effect on net loss for the three months ended December 31, 2004 and the year ended December 31, 2004 was a reduction of $65. Loss per share was reduced for the three months ended December 31, 2004 and the year ended December 31, 2004 by $.01.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The ceasing of the amortization of such assets resulted in a reduction in amortization expense of $476 for the year ended December 31, 2002. During 2002, we evaluated the fair value of intangible assets with indefinite lives and goodwill and determined that the fair values were in excess of the carrying values of such assets. In the fourth quarter of 2004, we completed our annual tests for impairment and determined that the fair values of these net assets continue to be in excess of the carrying values of such assets.

Cash Surrender Value of Life Insurance—We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is recorded to interest

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

expense and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $425, $423 and $120 as of December 31, 2004, 2003 and 2002, respectively. The net cash surrender value approximates fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $405, $348 and $260 for 2004, 2003 and 2002, respectively.

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

Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. At December 31, 2004, our reserve for estimated losses on uncompleted contracts was $12. No provision for estimated losses on uncompleted contracts was necessary at December 31, 2003.

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

For the Years Ended December 31, 2004, 2003 and 2002

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

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $120, $171 and $153 in 2004, 2003 and 2002, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $16, $28 and $33 in 2004, 2003 and 2002, respectively.

Earnings per share—For the years ended December 31, 2004, 2003 and 2002, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 9,989,666, 9,852,280 and 9,582,011, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,553,700, 3,453,700 and 3,451,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations for any year presented.

Stock-based compensation—We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2004, 2003 or 2002 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2004, 2003 and 2002 as reported to the pro forma results, considering both options and warrants discussed in Note 11, had we adopted the expense recognition provision of SFAS No. 123:

	2004	2003	2002
Net loss as reported	$(928)	$(667)	$(306)
Deduct: compensation cost based on fair value recognition, net of tax	(50)	(368)	(422)

Pro forma net loss under SFAS No. 123.	$(978)	$(1,035)	$(728)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.07)	$(0.03)
Pro forma under SFAS No. 123	(0.10)	(0.11)	(0.08)

Recent accounting pronouncements—In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

into or modified any financial instruments subsequent to May 31, 2003 affected by this statement nor do we have any mandatorily redeemable financial instruments. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In December 2003, the FASB issued a revised FASB Interpretation No. 46, entitled “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. We adopted the revised interpretation as of March 31, 2004 as required; however, the adoption of this interpretation currently did not affect our financial condition or results of operations, as we do not have any variable interest entities.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., our fiscal 2004). The adoption of this interpretation on January 1, 2004 did not affect our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are currently evaluating the impact on our results from adopting SFAS No. 123(R), but expect it to be comparable to the pro forma effects of applying the original SFAS No. 123.

2.    Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2004 and 2003 except for subordinated notes for which fair value was $7,142 and $5,560, at December 31, 2004 and 2003, respectively.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The fair value of marketable securities, all of which are restricted for bonding purposes, at December 31, 2004 and 2003 totaled $99 and $393, respectively. The carrying values of these financial instruments approximate fair value at December 31, 2004 and 2003.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

Union Contracts:

As of December 31, 2004, the Company’s continuing operations included approximately 436 employees. Approximately 328 employees are represented by international or independent labor unions, under various contracts that expire in the years 2005 through 2008.

3.    Accounts Receivable

	2004	2003
Trade receivables	$1,784	$1,834
Contract receivables	12,588	9,834
Allowance for doubtful accounts	(317)	(270)

	$14,055	$11,398

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $549 and $520 at December 31, 2004 and 2003, respectively. Retainage receivables on contracts in progress are generally collected within twelve months.

Provision for doubtful accounts was approximately $283, $201 and $178 during 2004, 2003 and 2002, respectively, while accounts charged to the allowance were $236, $131, and $356 during 2004, 2003 and 2002, respectively.

4.    Costs and Estimated Earnings on Uncompleted Contracts

	2004	2003
Costs incurred on uncompleted contracts	$25,937	$38,181
Estimated earnings	4,092	4,972

	30,029	43,153
Less billings to date	(29,318)	(41,133)

	$711	$2,020

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,181	$3,340
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,470)	(1,320)

	$711	$2,020

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

5.    Inventories

	2004	2003
Raw material and subassemblies	$888	$816
Finished goods	251	213
Parts for resale	660	546
Reserve for obsolescence	(110)	—

	$1,689	$1,575

6.    Property and Equipment

	2004	2003
Land	$1,460	$1,460
Building and improvements	4,140	4,131
Machinery and equipment	10,875	10,412

	16,475	16,003
Less accumulated depreciation	(7,090)	(6,016)

	$9,385	$9,987

Depreciation expense was $1,074, $1,114 and $1,254 for 2004, 2003 and 2002, respectively.

7.    Goodwill and Intangible Assets

	2004	2003
Goodwill	$9,527	$9,527

Intangible assets—finite life	$1,346	$1,346
Less accumulated amortization	(609)	(530)

	$737	$816

Intangible assets—indefinite life	$1,395	$1,395

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. Amortization expense was $79, $78 and $178 for 2004, 2003 and 2002, respectively. Amortization of finite life intangible assets over the next five years is $79 in 2005, $78 in 2006 and 2007 and $77 in 2008 and 2009.

8.    Accounts Payable and Accrued Expenses

	2004	2003
Trade accounts payable	$9,762	$7,845
Compensation and related benefits	901	935
Accrued interest	655	1,471
Other accrued expenses	893	1,058

	$12,211	$11,309

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

9.    Debt

	2004	2003
Bank credit facility	$8,737	$9,957
Less current portion	(4,188)	(2,094)

	$4,549	$7,863

In December 1999, we obtained a bank credit facility aggregating $33,000 consisting of $23,000 in term loans and a $10,000 revolving credit line. Interest is charged based on the bank’s prime rate plus 5 percentage points (10.25% at December 31, 2004 and 9% at December 31, 2003). The proceeds of the credit facility were used to finance the acquisition of K&B and kbd/Technic, Inc. in 1999. The proceeds of the subordinated notes (see Note 10) were used to refinance our existing indebtedness and working capital.

At December 31, 2004, the revolving credit line, as amended, permits borrowings of up to the lesser of 1) $10,000 less outstanding letters of credit, or 2) borrowings which are limited to 75% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under this revolving credit facility were $5,086 and $4,325 at December 31, 2004 and 2003, respectively. Amounts borrowed were $4,549 and $3,675 at December 31, 2004 and 2003, respectively. Amounts outstanding under letters of credit were $365 and $0 at December 31, 2004 and 2003, respectively. The line of credit matures in 2006. The interest rates were 10.25% and 9.00% at December 31, 2004 and 2003, respectively.

The term loans consisted of a Term A and a Term B facility. Term B was paid off in May 2003. Term A quarterly principal installments were $488 beginning February 2000, increasing to $700 in February 2002 through August 2002, $524 through May 2005 and the final principal payment due July 2005. The amounts outstanding under the term loans were $4,188 and $6,282 at December 31, 2004 and 2003, respectively. The interest rates were 10.25% and 9.0% at December 31, 2004 and 2003, respectively.

The bank credit facility was amended in November 2004 by extending the maturity of the revolving line of credit to January 2006 and the final payment due under the term loan to July 2005. No extinguishment loss was recognized as a result of this amendment. The amendment also waived minimum coverage requirements under several financial covenants through September 30, 2004. Various amendments were also made to the credit facility during 2003, 2002 and 2001 which were effective during and as of December 31, 2003, 2002 and 2001 reducing minimum coverage requirements under several financial covenants through December 2003, raising interest rates, reducing scheduled principal payments under the Term A loan, and extending the maturity on the revolving credit line to January 2004. In consideration for these amendments, additional fees were paid to these lenders. We would not have been in compliance with the financial covenants had the amendments not been made.

In March 2005 the eleventh amendment to the credit facility was negotiated. This amendment waived minimum coverage requirements under several financial covenants through December 31, 2004. No extinguishment loss was recognized as a result of this amendment. In consideration for this amendment, additional fees were paid to these lenders. We would not have been in compliance with the financial covenants had the amendment not been made.

We have opted to amend the existing agreement rather than refinance the entire credit facility because of current market conditions. However, we will continue to monitor such market conditions and could consider refinancing alternatives in future periods.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

Maturities of all long-term debt over the next five years are estimated as follows:

December 31,	Maturities
2005	$4,188
2006	4,549
2007	—
2008	—
2009	—
Thereafter	—

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.    Subordinated Notes

	2004	2003
Subordinated Notes due 2006, 12%	$6,055	$4,325
Subordinated Note due 2006, 6%	1,290	1,200

	$7,345	$5,525

During December 1999, as part of our refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), we obtained $4,000 of subordinated debt financing from Green Diamond Oil Corp., a company beneficially owned by two of our major shareholders. In addition, we obtained $1,000 of subordinated debt financing with two unrelated parties. Interest on the notes accrues semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the Bank Credit Facility. In connection with this agreement, accrued interest on the subordinated notes totaling $1,800 and $1,200 at December 31, 2004 and 2003, respectively, was not paid. The notes provided for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 11). The fair value of the warrants was determined to be $1,847 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which matures in May 2006. The amortization of the discount was approximately $288, for each of the years ended December 31, 2004, 2003 and 2002, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

On September 30, 2003, $1,200 of subordinated debt was raised from a related party with a maturity of January 1, 2007 and interest rate of 6% per annum. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit. In connection with this agreement, accrued interest on the subordinated note totaling $90 and $18 at December 31, 2004 and 2003, respectively, was not paid.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

On December 30, 2004, the subordinated notes with Green Diamond were amended to include the accrued interest on these notes through December 31, 2004 in the principal balance. The principal balance for the $4,000 subordinated note was increased by the accrued interest of $1,441 to $5,441, and the principal balance for the $1,200 subordinated note was increased by $90 to $1,290, and the maturity date was extended to January 1, 2007. Accrued interest on subordinated notes was $372,352 at December 31, 2004 and $1,218,000 at December 31, 2003. Such interest will be paid in the future upon agreement with the financial institution.

11.    Shareholders’ Equity

Stock Option Plan

We maintain a stock option plan for our employees. Generally, options are exercisable one year from the date of grant, at the rate of 20% each year over the following five years and expire between five and ten years from the date of grant. There are 1,500,000 shares of our common stock that have been reserved for issuance under this plan.

The status of our stock option plan is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	168,700	$2.54	166,000	$2.60	182,500	$2.68
Granted	100,000	2.53	10,000	1.90	—	—
Forfeited	—	—	(7,300)	3.02	(16,500)	3.50

Outstanding, end of year	268,700	2.53	168,700	2.54	166,000	2.60

Options exercisable at year end	174,700		130,700		106,000

Available for grant at end of year	1,231,300		1,331,300		1,334,000

For the years ended December 31, 2004, 2003 and 2002, no compensation expense was recognized under stock-based employee compensation plans.

The range of exercise prices on shares outstanding as of December 31, 2004 was as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$1.70 – 2.63	200,000	$2.20	1 – 8	156,000	$2.24
$3.35 – 3.88	68,700	$3.49	5	18,700	$3.88

The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the pro forma impact under SFAS No. 123, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2004, 2003 and 2002 is 10 years. The risk free interest rate used in 2004 was 2.7%, and in 2003 and 2002 was 4.5%. The expected volatility of the Company’s stock used in 2004, 2003 and 2002 was 67%, 70%, and 70%, respectively. The expected dividend yield used in 2004, 2003 and 2002 was 0%.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The weighted average fair values at the date of grant for options and warrants granted during 2004 and 2003 was $1.93 and $1.43, respectively. No options were granted in 2002.

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

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through the initial twelve-month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of our common stock, subject to certain limitations. The purchase price of each share is 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option cannot exceed 10% of the employee’s base compensation. There were 250,000 shares made available for purchase under the plan. During 2004, 2003 and 2002, we issued 8,285, 13,001 and 12,949 shares, respectively, under this plan at amounts that approximated fair value. We have decided to terminate the plan during the first part of 2005.

Warrants to Purchase Common Stock

In December 2001, warrants to purchase 1,000,000 shares of common stock at $2.25 per share were exercised; 800,000 shares by the Green Diamond Oil Corp. and 200,000 shares by two unrelated subordinated debt lenders. Gross proceeds of $2,250 were received from the exercise of the warrants and were used to pay down the bank credit facility.

On December 31, 2001, we issued 706,668 shares of common stock at a price of $3.00 per share, and issued detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share to a group of accredited investors (the “Investors”). Gross proceeds of $2,120 were received from the issuance of these shares and were used to pay down the bank credit facility. The right to purchase shares under the warrants vest immediately upon the issuance of the warrants, and the warrants contain various features to protect the Investors in the event of a merger or consolidation and from dilution in the event of a stock issuance at prices below the exercise price. We prepared and filed with the SEC a registration statement within 90 days of the issuance of such warrants and caused the registration statement to become effective within 150 days of the issuance. We valued these warrants at $240 as of December 31, 2001, which is included in other liabilities in the 2001 consolidated financial statements. At December 31, 2002, the fair value of those warrants decreased to $0 and $204 was recorded as other income in the 2002 consolidated financial statements. We valued these warrants at $36 as of December 31, 2004, which is recorded in other income and other liabilities in the 2004 consolidated financial statements.

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

For the Years Ended December 31, 2004, 2003 and 2002

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

Treasury Stock

In 2002, we purchased 37,300 shares of our common stock as treasury shares at a total cost of $118. During the fourth quarter of 2004 we retired 626,000 shares of common stock previously held as treasury shares.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2004 and 2003, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,825	$4,211	$531	$586
Service cost	119	100	—	—
Interest cost	283	279	29	33
Amendment	—	23	—	—
Actuarial (gain)/loss	(117)	13	18	(4)
Discount rate change	—	389	—	—
Benefits paid	(196)	(190)	(78)	(84)

Projected benefit obligation at end of year	4,914	4,825	500	531

Change in plan assets:
Fair value of plan assets at beginning of year	2,679	2,411	—	—
Actual return on plan assets	241	428	—	—
Employer contribution	580	30	78	84
Benefits paid	(196)	(190)	(78)	(84)

Fair value of plan assets at end of year	3,304	2,679	—	—

Funded status	(1,610)	(2,146)	(500)	(531)
Unrecognized prior service cost	60	67	—	—
Unrecognized net actuarial loss/(gain)	1,602	1,815	22	5

Net prepaid benefit cost/(accrued benefit liability)	$52	$(264)	$(478)	$(526)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$51	$—	$—	$—
Accrued benefit liability	(1,323)	(1,821)	(478)	(526)
Intangible asset included in deferred charges and other assets	60	67	—	—
Accumulated other comprehensive income, net	1,264	1,490	—	—

Net amount recognized	$52	$(264)	$(478)	$(526)

Weighted-average assumptions at December 31:
Discount rate	5.75%	6.0%	5.75%	6.0%
Expected return on plan assets	8.5%	8.5%	N/A	N/A

The accumulated benefit obligation for our defined benefit plans was $4,576 and $4,500 at December 31, 2004 and 2003, respectively. Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003 is as follows:

	2004	2003
Projected benefit obligation	$4,914	$4,825
Accumulated benefit obligation	4,576	4,500
Fair value of plan assets	3,304	2,679

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Based on current assumptions, estimated contributions of $398 may be required in 2005 for the pension plan and $80 for the retiree healthcare plan.

In accordance with SFAS 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows:

	2004	2003
Minimum liability included in other comprehensive income:
(Decrease) increase in minimum liability in other comprehensive income	$(226)	$49

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Service cost	$119	$100	$108
Interest cost	284	279	265
Expected return on plan assets	(253)	(211)	(243)
Net amortization and deferral	115	114	59

Net periodic benefit cost	$265	$282	$189

The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $29, $33 and $41 for the years ended December 31, 2004, 2003 and 2002 respectively.

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

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2005	Percentage of Plan Assets
		2004	2003
Asset Category:
Equity Securities	55%	51%	55%
Debt Securities and cash	45%	49%	45%

Total	100%	100%	100%

Estimated pension plan cash obligations are $398 for 2005, $322 for 2006 and 2007, $330 for 2008 and 2009, and $1,900 over the next five years.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1,939, $2,024 and $2,019 for 2004, 2003 and 2002, respectively.

We sponsor a profit sharing and 401(k) savings retirement plan for K&B non-union employees. The plan covers substantially all employees who have one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 15%. We provide matching contributions of 25% of the first 5% of employee contributions. We also have made matching contributions and discretionary contributions of $45, $51 and $65 during 2004, 2003 and 2002, respectively.

We also sponsor a 401(k) Savings and Retirement Plan which covers substantially all of CFI’s employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. We match 50% of the first 6%. Plan expense for the years ended December 31, 2004, 2003 and 2002 was $27, $33 and $32, respectively.

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
2005	$508
2006	257
2007	63
2008	7

$835

Total rent expense under all operating leases for 2004, 2003 and 2002 was $671, $651 and $668, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$66	$16	$41
State	239	(73)	(198)

	305	(57)	(157)

Deferred:
Federal	(413)	(306)	(136)
State	(140)	(4)	(42)

	(553)	(310)	(178)

	$(248)	$(367)	$(335)

The income tax provision (benefit) differs from the statutory rate due to the following:

	2004	2003	2002
Tax benefit at statutory rate	$(400)	$(352)	$(218)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	65	(51)	(158)
Permanent differences, principally goodwill and interest	95	34	40
Other	(8)	2	1

	$(248)	$(367)	$(335)

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

	2004	2003
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$546	$216
Deferred state taxes	173	301
Reserves on assets	124	114
Inventory	(647)	(938)

Current deferred tax asset (liability) (included in prepaid expenses and other current assets in 2004 and in accounts payable and accrued expenses in 2003 in the consolidated balance sheets)	196	(307)

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(3,086)	(3,589)
Goodwill and intangibles	(1,349)	(1,320)
Other liabilities	46	346
Non-compete agreement	246	272
Minimum pension liability	506	596
Federal and state net operating loss carryforwards	1,076	1,164
AMT credit carryforward	67	104
Other	32	5

Net noncurrent deferred income tax liability	(2,462)	(2,422)

Net deferred tax liability	$(2,266)	$(2,729)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Gross deferred tax assets were $2,844 and $2,355 at December 31, 2004 and 2003, respectively. Gross deferred tax liabilities were $5,110 and $5,847 at December 31, 2004 and 2003, respectively.

We have Federal net operating loss carryforwards of approximately $2,300 at December 31, 2004 to be utilized in future years, which begin to expire in 2021. Additionally, we have state net operating loss carryforwards of $3,575 at December 31, 2004.

We file a consolidated Federal income tax return.

15.    Related Party Transactions

During 2004, we reimbursed Green Diamond Oil Corp. $5 per month for use of the space and other office expenses of our Toronto office. In 2004, 2003 and 2002, reimbursements were $60, $60 and $60, respectively. During 2004, 2003 and 2002, we paid fees of $340, $250 and $250, respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond. During 2001, the Company advanced $337 to Green Diamond, which was repaid in March 2002.

16.    Backlog of Uncompleted Contracts from Continuing Operations

Our backlog of uncompleted contracts from continuing operations was $20,718 and $7,268 at December 31, 2004 and 2003, respectively.

17.    Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2004
Net Sales	$14,074	$15,071	$18,566	$21,655	$69,366
Income from operations(1)	(169)	1	736	617	1,185
Net income (loss)(1)(2)	(421)	(282)	285	(510)	(928)
Basic and diluted earnings (loss) per share	(0.04)	(0.03)	0.03	(0.05)	(0.09)

Year ended December 31, 2003
Net Sales	$14,615	$17,622	$17,054	$18,868	$68,159
Income from operations	(378)	171	760	811	1,364
Net income (loss)	(681)	(184)	90	108	(667)
Basic and diluted earnings (loss) per share	(0.07)	(0.02)	0.01	0.01	(0.07)

(1)	Includes $677 in additional cost of sales during the fourth quarter for year end physical inventory adjustments totaling $486 and additional expense associated with workers compensation and unemployment totaling $191.
(2)	Includes other income of $162 during the fourth quarter related to a dividend from Factory Power which was an investment accounted under the cost method of accounting.