Form 10-Q
period 2005-03-31
CECO ENVIRONMENTAL CORP
filed 2005-05-13
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Class: Common, par value $.01 per share outstanding at May 5, 2005 - 9,993,260

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2005

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$402	$339
Accounts receivable, net	10,424	14,055
Costs and estimated earnings in excess of billings on uncompleted contracts	4,178	4,181
Inventories	1,865	1,689
Prepaid expenses and other current assets	2,346	1,515

Total current assets	19,215	21,779
Property and equipment, net	9,343	9,385
Goodwill, net	9,527	9,527
Intangibles – finite life, net	717	737
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	464	618

	$40,661	$43,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$8,581	$4,188
Accounts payable and accrued expenses	8,998	12,211
Billings in excess of costs and estimated earnings on uncompleted contracts	4,637	3,470

Total current liabilities	22,216	19,869
Other liabilities	1,950	1,967
Debt, less current portion	—	4,549
Deferred income tax liability	2,462	2,462
Subordinated notes (related party - $6,948 and $6,884, respectively)	7,416	7,345

Total liabilities	34,044	36,192

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 10,168,479 shares issued in 2005 and 2004	102	102
Capital in excess of par value	15,017	15,017
Accumulated deficit	(7,269)	(6,637)
Accumulated other comprehensive loss	(760)	(760)

	7,090	7,722
Less treasury stock, at cost, 175,220 shares in 2005 and 2004	(473)	(473)

Total shareholders’ equity	6,617	7,249

	$40,661	$43,441

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net sales	$15,055	$14,074

Costs and expenses:
Cost of sales, exclusive of items shown separately below	12,882	11,341
Selling and administrative	2,841	2,575
Depreciation and amortization	292	327

	16,015	14,243

Loss from operations	(960)	(169)
Other income	50	—
Interest expense (including related party interest of $259 and $217, respectively)	(597)	(596)

Loss from operations before income taxes	(1,507)	(765)
Income tax benefit	(875)	(344)

Net loss	$(632)	$(421)

Per share data:
Basic and diluted net loss	$(.06)	$(.04)

Weighted average number of common shares outstanding:
Basic and diluted	9,993,260	9,984,974

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(632)	$(421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	292	327
Non cash interest expense included in net loss	89	164
Non cash gains included in net loss	(19)	(18)
Changes in operating assets and liabilities:
Accounts receivable	3,631	1,099
Inventories	(176)	19
Costs and estimated earnings in excess of billings on uncompleted contracts	3	414
Prepaid expenses and other current assets	(831)	(348)
Accounts payable and accrued expenses	(3,213)	(1,705)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,167	(105)
Other	136	268

Net cash provided by (used in) operating activities	447	(306)

Net cash used in investing activities - acquisition of property and equipment	(228)	(71)

Net cash (used in) provided by financing activities - long-term debt (repayments) borrowings	(156)	506

Net increase in cash	63	129
Cash and cash equivalents at beginning of the period	339	136

Cash and cash equivalents at end of the period	$402	$265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:
Interest	$495	$390

Income taxes	$95	$(24)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and of cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation - We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2005 or 2004 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2005 and 2004 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2004 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(632)	$(421)
Deduct: compensation cost based on fair value recognition, net of tax	(8)	(24)

Pro forma net loss under SFAS No. 123	$(640)	$(445)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.04)
Pro forma under SFAS No. 123	$(0.06)	$(0.05)

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are currently evaluating the impact on our results from adopting SFAS No. 123(R), but expect it to be comparable to the pro forma effects presented above.

2.	New Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight,handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning afterJune 15, 2005. We are currently evaluating the impact of adopting SFAS No. 151 on our consolidated financial position, results of operations and cash flows.

3.	Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials and subassemblies	$1,116	$888
Finished goods	121	251
Parts for resale	728	660
Reserve for obsolescence	(100)	(110)

	$1,865	$1,689

4.	Business Segment Information

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

For the three months ended March 31, 2005 and 2004, both basic weighted average common shares outstanding and diluted average common shares outstanding were

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9,993,260 and 9,984,974, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,553,700 and 3,453,700 shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

6.	Debt

Total bank debt as of March 31, 2005 was $8,581 and $8,737 at December 31, 2004. Unused credit availability under our $10 million revolving line of credit at March 31, 2005 was $1,864. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at March 31, 2005, since the term loan matures in July 2005 and the revolving line of credit matures in January 2006. We are currently finalizing negotiations with our current line of credit lender to consolidate the term debt, which is owed to two other banks, and the line of credit into one credit facility with reduced interest rates and a longer amortization period for the term loan. Due to time constraints with regard to final approval of the new agreement, we have opted to amend the existing agreement with regard to covenants at March 31, 2005. In April 2005, the twelfth amendment to the credit facility was negotiated. This amendment increased our capacity to issue letters of credit under the existing $10 million facility from $2 million to $4 million. Any letters of credit issued under this new agreement do not reduce our borrowing base availability but are counted in the aggregate toward our $10 million credit limit. Additionally, these letters of credit are secured by the personal guaranty of our Chairman, Phillip DeZwirek.

In March 2005, the thirteenth amendment to the credit facility was negotiated. This amendment waived minimum coverage requirements under several financial covenants through March 31, 2005. No extinguishment loss was recognized as a result of this amendment. We would not have been in compliance with the financial covenants at March 31, 2005 had the amendment not been made.

The Company’s credit facilities were also amended on December 31, 2004 to reduce the financial covenant requirements for December 31, 2004.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended March 31,
	2005	2004
Retirement plan:
Service cost	$33	$30
Interest cost	69	71
Expected return on plan assets	(76)	(63)
Amortization of prior service cost	2	2
Amortization of net actuarial (gain)/loss	22	26

Net periodic benefit cost	$50	$66

Health care plan:
Interest cost	$7	$7

We made contributions to our defined benefit plans in the first quarter of 2005 totaling $75. We anticipate contributing $398 to fund the pension plan and $80 for the retiree health care plan during the remainder of fiscal of 2005.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Results of Operations

The Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2005 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2005	2004
Sales	$15.1	$14.1
Cost of sales	12.9	11.4

Gross profit (excluding depreciation and amortization)	$2.2	$2.7
Percent of sales	14.4%	19.4%

Selling and administrative expenses	$2.8	$2.6
Percent of sales	18.9%	18.3%

Operating (loss) income	$(1.0)	$(0.2)
Percent of sales	(6.4)%	(1.2)%

Consolidated net sales for the first quarter were $15.1 million, an increase of $1.0 million compared to the same quarter in 2004. Increased sales from our component parts and duct products lines partially offset by lower construction revenues accounted for most of the increase in sales. Our component parts and duct product lines are sold to contractors and end-users throughout North America.

In total, orders booked in 2005 increased to $17.1 million as compared to $15.0 million during the first quarter of 2004. This was an increase of $2.1 million or 14%.

First quarter 2005 gross profit was $2.2 million (14.4%) compared to gross profit of $2.7 million (19.4%) during the same period in 2004. Due to an extremely competitive and difficult market in 2004, the contribution margins in our contracting business have been steadily declining. This decline had been offset by reductions in overhead costs during 2004 which allowed us to maintain a fairly consistent level of quarter to quarter gross profit margin. Currently, the significant amount of new business being generated in our CECO abatement group, related to ethanol processing facilities, is accepted at a lower gross margin percentage than our historical contracting business. In the current quarter, increases in raw material prices coupled with the change in product mix to include a higher percentage of these lower margin ethanol contracts and a now stabilized overhead cost structure have contributed to the decline at the gross profit level.

Selling and administrative expenses increased slightly by $266,000 or .6% to $2.8 million during the first quarter of 2005 from $2.6 million in the same period of 2004. Cost reduction initiatives implemented in 2004 were offset by relocation expenses and increased compensation costs in the first quarter of 2005.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization decreased by $35,000 to $292,000 during the three months ended March 31, 2005 as compared to the same period of 2004.

Operating loss was $960,000 in the first quarter of 2005 compared to operating loss of $169,000 during the same quarter of 2004. The impact on operating loss from lower margins on sales along with slight increases in selling and administrative expenses were the primary factors for the increase in operating loss.

Interest expense for the three months ended March 31, 2005 increased by $1,000 to $597,000 from $596,000 during the first quarter of 2004. The increase was due primarily to higher interest rates. Federal and state income tax benefit was $875,000 during the first quarter of 2005 and $344,000 during the first quarter of 2004. The estimated effective federal and state income tax rate in the first quarter of 2005 was 58%, compared to 45% in 2004. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net loss for the quarter ended March 31, 2005 was $632,000 compared with a net loss of $421,000 for the same period in 2004.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of March 31, 2005 was $ 22.7 million compared to $20.7 million as of December 31, 2004. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under its revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on the Company’s outstanding senior debt, working capital and other general corporate requirements.

At March 31, 2005 and December 31, 2004, cash and cash equivalents totaled $402,000 and $339,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of March 31, 2005 was $8,581,000 and $8,737,000 at December 31, 2004. Unused credit availability under our $10 million revolving line of credit at March 31, 2005 was $1,864,000. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at March 31, 2005, since the term loan matures in July 2005 and the revolving line of credit matures in January 2006. We are currently finalizing negotiations with our current line of credit

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

lender to consolidate the term debt and the line of credit into one credit facility with reduced interest rates and a longer amortization period for the term loan. Due to time constraints with regard to final approval of the new agreement, we have opted to amend the existing agreement with regard to covenants at March 31, 2005.

In April 2005, the twelfth amendment to the credit facility was negotiated. This amendment increased our capacity to issue letters of credit under the existing $10 million facility from $2 million to $4 million. Any letters of credit issued under this new agreement do not reduce our borrowing base availability but are counted in the aggregate toward our $10 million credit limit. Additionally, these letters of credit are secured by the personal guaranty of our Chairman, Phillip DeZwirek.

In May 2005, the thirteenth amendment to the credit facility was negotiated. This amendment waived minimum coverage requirements under several financial covenants through March 31, 2005. No extinguishment loss was recognized as a result of this amendment. We would not have been in compliance with the financial covenants had the amendment not been made.

The Company’s credit facilities were also amended on December 31, 2004 to reduce the financial covenant requirements for December 31, 2004.

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

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2005	2004
Net cash provided by (used in) operating activities	$447	$(306)
Net cash used in investing activities	(228)	(71)
Net cash (used in) provided by financing activities	(156)	506

Net increase (decrease)	$63	$129

Cash provided by operating activities increased in 2005 compared to cash used in 2004. Cash was provided by reductions in accounts receivable of $3,631,000 and increases in billings in excess of costs and estimated earnings on uncompleted contracts of $1,167,000. Cash used in operating activities for the first three months of 2005 was the result of reductions to accounts payable and accrued expenses of $3,213,00 and increases to prepaid and other current assets of $831,000. Other changes in working capital items provided cash of $135,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2005 and December 31, 2004 was $5,178,000 and $5,759,000, respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $228,000 for the first three months of 2005 compared with $71,000 for the same period in 2004. We are managing our capital expenditure spending in light of the current level of sales. Should sales increase significantly in 2005, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

property. We have reopened discussions with a potential purchaser for the sale of our Cincinnati property. The proceeds from this sale would be used to finance the acquisition of a replacement property. It is anticipated that the replacement property will cost significantly less than the current facility and the net transaction would result in the creation of additional working capital.

Financing activities used cash of $156,000 during the first three months of 2005 compared with cash provided of $506,000 during the same period of 2004. Current year and 2004 financing activities included net borrowings under the bank credit facility.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

Internal Controls Over Financial Reporting

We are not subject to the disclosure requirements promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting until we file our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit 10.1 Twelfth Amendment to Credit Agreement dated April 26, 2005

Exhibit 10.2 Thirteenth Amendment to Credit Agreement dated March 31, 2005

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

Date: May 13, 2005