Form 10-Q
period 2005-06-30
CECO ENVIRONMENTAL CORP
filed 2005-08-12
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Class: Common, par value $.01 per share outstanding at August 10, 2005 - 9,993,260

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2005

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	June 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$486	$339
Accounts receivable, net	14,189	14,055
Costs and estimated earnings in excess of billings on uncompleted contracts	4,098	4,181
Inventories	1,781	1,689
Prepaid expenses and other current assets	2,411	1,515

Total current assets	22,965	21,779

Property and equipment, net	9,168	9,385
Goodwill	9,527	9,527
Intangible assets – finite life, net	697	737
Intangible assets – indefinite life	1,395	1,395
Deferred charges and other assets	477	618

	$44,229	$43,441

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$8,980	$4,188
Accounts payable and accrued expenses	10,792	12,211
Billings in excess of costs and estimated earnings on uncompleted contracts	5,735	3,470

Total current liabilities	25,507	19,869
Other liabilities	1,921	1,967
Debt, less current portion	—	4,549
Deferred income tax liability	2,462	2,462
Subordinated notes (including, related party - $7,012 and $6,884, respectively)	7,488	7,345

Total liabilities	37,378	36,192

Shareholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,168,479 shares issued in 2005 and 2004	102	102
Capital in excess of par value	15,017	15,017
Accumulated deficit	(7,035)	(6,637)
Accumulated other comprehensive loss	(760)	(760)

	7,324	7,722
Less treasury stock, at cost, 175,220 shares in 2005 and 2004	(473)	(473)

Total shareholders’ equity	6,851	7,249

	$44,229	$43,441

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net sales	$20,015	$15,071	$35,070	$29,145

Costs and expenses:
Cost of sales, exclusive of items shown separately below	15,747	11,872	28,629	23,213
Selling and administrative	2,785	2,785	5,626	5,360
Depreciation and amortization	291	321	583	648

	18,823	14,978	34,838	29,221

Income (loss) from operations	1,192	93	232	(76)

Other income	26	18	76	36

Interest expense (including related party interest of $259 and $199, and $518 and $398, respectively)	(625)	(625)	(1,222)	(1,239)

Income (loss) from operations before income taxes	593	(514)	(914)	(1,279)

Income tax provision (benefit)	358	(232)	(517)	(576)

Net income (loss)	$235	$(282)	$(397)	$(703)

Per share data:
Basic net income (loss)	$.02	$(.03)	$(.04)	$(.07)

Diluted net income (loss)	$.02	$(.03)	$(.04)	$(.07)

Weighted average number of common shares outstanding:
Basic	9,993,260	9,989,836	9,993,260	9,987,405

Diluted	10,575,497	9,989,836	9,993,260	9,987,405

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(397)	$(703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	583	648
Non cash interest expense included in net loss	180	329
Non cash gains included in net loss	(40)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(134)	55
Inventories	(93)	(194)
Costs and estimated earnings in excess of billings on uncompleted contracts	83	103
Prepaid expenses and other current assets	(896)	(590)
Accounts payable and accrued expenses	(1,419)	(733)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,265	(10)
Other	92	218

Net cash provided by (used in) operating activities	224	(913)

Net cash used in investing activities - acquisition of property and equipment	(320)	(119)

Cash flows from financing activities:
Proceeds from stock issuance	—	10
Long-term debt borrowings	243	1,041

Net cash provided by financing activities	243	1,051

Net increase in cash and cash equivalents	147	19
Cash and cash equivalents at beginning of the period	339	136

Cash and cash equivalents at end of the period	$486	$155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:

Interest	$755	$636

Income taxes	$95	$(37)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004 and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and of cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month period and six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table compares 2005 and 2004 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2004 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$235	$(282)	$(397)	$(703)
Deduct: compensation cost based on fair value recognition, net of tax	(8)	(6)	(16)	(12)

Pro forma net loss under SFAS No. 123	$227	$(288)	$(413)	$(715)

Basic and diluted loss per share:
As reported	$.02	$(.03)	$(.04)	$(.07)
Pro forma under SFAS No. 123	$.02	$(.03)	$(.04)	$(.07)

Certain amounts in the June 30, 2004 financial statements have been reclassified to conform to the June 30, 2005 presentation.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this interpretation will not affect our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

3.	Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials and subassemblies	$990	$888
Finished goods	172	251
Parts for resale	719	660
Reserve for obsolescence	(100)	(110)

	$1,781	$1,689

4.	Business Segment Information

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

For the three months ended June 30, 2005 and 2004, basic weighted average common shares outstanding were 9,993,260 and 9,989,836, respectively, while diluted average common shares outstanding were 10,575,497 and 9,989,836, respectively. For the six months ended June 30, 2005 and 2004, basic weighted average common shares outstanding and diluted average common shares outstanding were 9,993,260 and 9,987,405, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options and warrants to purchase 3,435,000 and 3,503,700 shares for the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect.

7.	Debt

Total bank debt as of June 30, 2005 was $8,980 and $8,737 at December 31, 2004. Unused credit availability under our $10 million revolving line of credit at June 30, 2005 was $3,796. Availability is determined by a borrowing base formula contained in the credit agreement.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at June 30, 2005, since the term loan matures in August 2005 and the revolving line of credit matures in January 2006. In April 2005, the credit facility was amended to increase our capacity to issue letters of credit under the existing $10 million facility from $2 million to $4 million. Any letters of credit issued under this new agreement do not reduce our borrowing base availability but are counted in the aggregate toward our credit limit. $3.4 million of this capacity is secured by the personal guaranty of our Chairman, Philip DeZwirek. As of June 30, 2005, $365,000 has been issued under this agreement. An additional $3.4 million will be issued in August 2005, as collateral for a performance bond on a major contract. The bank credit facility was amended in June, 2005 by extending the maturities of the term loan from July 1, 2005 to August 31, 2005. The amendment also modified the extension fees originally due at July 1, 2005 from $60,000 to $20,000 and deferred $40,000 in fees to August 31, 2005. These fees will be due in the event that we fail to pay the entire principal balance by August 31, 2005. In August 2005, the credit facility was amended to extend the maturity of the term loan to January 1, 2006 and reduce the Company’s payment requirements to interest only, payable monthly in arrears. The interest on the term loan was reduced from 6% over the base rate (prime) to 5% over the base rate. Additionally, Fifth Third Bank has acquired the interest of PNC and JPMC in the term loan by a second Intercreditor Agreement. Fifth Third has waived minimum coverage requirements under several financial covenants through June 30, 2005. We would not have been in compliance with the financial covenants had the amendment not been made.

We have received credit approval from our existing line of credit lender for a new loan agreement which is contingent upon closing the sale of our Cincinnati property. This new agreement will allow us to consolidate our term debt with one lender by paying off two existing term debt lenders and combining our term debt and line of credit with a single bank. The agreement calls for reduced interest rates and longer amortization of the term debt.

In June 2005, we accepted an offer to sell our Cincinnati property with a contemplated closing date of July 15, 2005 subject to various contingencies. The purchase agreement calls for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel scheduled to close on or before July 15, 2005, for a purchase price of $6.9 million and the second parcel scheduled to close on or before April 1, 2006, for a purchase price of $1.1 million. The buyer has the option to extend each closing up to three times for thirty days each, with the payment of a nonrefundable extension fee. On July 15, 2005, the buyer exercised the first 30 day extension option and paid the non-refundable fee.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Retirement plan:
Service cost	$33	$30	$66	$60
Interest cost	69	71	138	142
Expected return on plan assets	(76)	(63)	(152)	(126)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial (gain)/loss	22	26	44	52

Net periodic benefit cost	$50	$66	$100	$132

Health care plan:
Interest cost	$7	$7	$14	$14

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make $398 in contributions to the Pension Plan during the year ending December 31, 2005. As of June 30, 2005, $165 has been contributed to the Pension Plan and we plan on making the balance of $233 during the remainder of Fiscal Year 2005.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Results of Operations

Our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2005	2004	2005	2004
Sales	$20.0	$15.1	$35.1	$29.1
Cost of sales	15.7	11.9	28.6	23.2

Gross profit (excluding depreciation)	$4.3	$3.2	$6.4	$5.9
Percent of sales	21.3%	21.2%	18.4%	20.4%

Selling and administrative expenses	$2.8	$2.8	$5.6	$5.4
Percent of sales	13.9%	18.5%	16.0%	18.4%

Operating income (loss)	$1.2	$0.1	$0.2	$(0.1)
Percent of sales	6.0%	0.6%	0.7%	(0.3)%

Consolidated net sales for the second quarter were $20.0 million, an increase of $4.9 million, compared to the same quarter in 2004. Consolidated net sales for the first six months of 2005 were $35.1 million an increase of $6.0 million compared to the same period in 2004. Sales of our component parts and duct product lines, which are sold to contractors and end-users throughout North America, experienced increased sales volume during the second quarter and first six months. Sales of our contracting group and equipment group also experienced increased sales volume during the second quarter and first six months.

Orders booked were $23.6 million during the second quarter of 2005 and $40.7 million for the first six months of 2005, as compared to $15.9 million during the second quarter of 2004 and $30.9 million in the first half of 2004.

Second quarter 2005 gross profit was $4.3 million. This compares to gross profit of $3.2 million during the same period in 2004. Gross profit as a percentage of revenues for the three-month period ended June 30, 2005 was 21.3% compared with 21.2% for the comparable period in 2004.

Gross profit was $6.4 million for the first six months of 2005, an increase of $500,000 compared to the same period in 2004. Gross profit as a percentage of revenues for the first six months of 2005 was 18.4% compared with 20.4% for the comparable period in 2004. Gross margin increased during the second quarter by .1 percentage points and decreased 2.0 percentage points during the first half of 2005 compared with the same periods in 2004 principally due to decreased construction margins partially offset by reduced overhead spending.

Selling and administrative expenses remained constant at $2.8 million during the second quarter and increased by $200,000 or 3.7% to $5.6 million during the first six months of 2005 from $5.4 million in the same period of 2004.

Depreciation and amortization decreased by $30,000 to $291,000 during the second quarter of 2005 from $321,000 in the same period of 2004. Depreciation and amortization decreased by $65,000 to $583,000 in the first six months of 2005 from $648,000 in the same period of 2004.

Other income was $26,000 in the second quarter of 2005 compared to $18,000 in the second quarter of 2004. Other income for the first six months of 2005 was $76,000 compared to $ 36,000 during the same period in 2004. The other income during 2005 includes revaluation of warrants in the amount of $36,000 and the amortization of the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. The other income during 2004 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property during the second quarter of 2004 of $222,000. A deferred gain of $218,000 is being recognized over the ensuing three-year leaseback period.

Operating income was $1.2 million in the second quarter of 2005 compared to operating income of $93,000 during the same quarter of 2004. Operating income for the first six months of 2005 was $232,000 compared to an operating loss of ($76,000) during the same period of 2004. The impact from higher sales, partially offset by reduced gross profit margin percentages, along with decreased depreciation and amortization, were the primary factors for the increases in operating income.

Interest expense remained constant at $625,000 during the second quarter of 2005. Interest expense decreased by $17,000 to $1,222,000 from $1,239,000 during the first six months of 2005. The decrease was due to lower debt during the quarter that was partially offset by higher interest rates.

Federal and state income tax provision was $358,000 during the second quarter of 2005 compared to a benefit of $232,000 during the second quarter of 2004. Federal and state income tax benefit was $517,000 for the first six months of 2005, a decrease of $59,000 from the comparable period in 2004. The federal and state income tax provision for the first six months of 2005 was 57%, which reflects the estimated effective tax rate for 2005. Our statutory income tax rate is affected by certain permanent differences including non-deductible interest expense.

Net lncome for the quarter ended June 30, 2005 was $235,000 compared with a net loss of $282,000 for the same period in 2004. Net loss for the six months ended June 30, 2005 was $397,000 compared with a net loss of $703,000 for the same period in 2004.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of June 30, 2005 was $26.3 million compared to $20.7 million as of December 31, 2004. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2005 and December 31, 2004, cash and cash equivalents totaled $486,000 and $339,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt as of June 30, 2005 was $8,980 and $8,737 at December 31, 2004. Unused credit availability under our $10 million revolving line of credit at June 30, 2005 was $3,796. Availability is determined by a borrowing base formula contained in the credit agreement.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at June 30, 2005, since the term loan matures in August 2005 and the revolving line of credit matures in January 2006. In April 2005, the credit facility was amended to increase our capacity to issue letters of credit under the existing $10 million facility from $2 million to $4 million. Any letters of credit issued under this new agreement do not reduce our borrowing base availability but are counted in the aggregate toward our credit limit. $3.4 million of this capacity is secured by the personal guaranty of our Chairman, Philip DeZwirek. As of June 30, 2005, $365,000 has been issued under this agreement. An additional $3.4 million will be issued in August 2005, as collateral for a performance bond on a major contract. The bank credit facility was amended in June, 2005 by extending the maturities of the term loan from July 1, 2005 to August 31, 2005. The amendment also modified the extension fees originally due at July 1, 2005 from $60,000 to $20,000 and deferred $40,000 in contingent fees to August 31, 2005. These fees will be due in the event that we fail to pay the entire principal balance by August 31, 2005. In August 2005, the credit facility was amended to extend the maturity of the term loan to January 1, 2006 and reduce the Company’s payment requirements to interest only, payable monthly in arrears. The interest on the term loan was reduced from 6% over the base rate (prime) to 5% over the base rate. Additionally, Fifth Third Bank has acquired the interest of PNC and JPMC in the term loan by a second Intercreditor Agreement. Fifth Third has waived minimum coverage requirements under several financial covenants through June 30, 2005. We would not have been in compliance with the financial covenants had the amendment not been made.

We have received credit approval from our existing line of credit lender for a new loan agreement which is contingent upon closing the sale of our Cincinnati property. This new agreement will allow us to consolidate our term debt with one lender by paying off the two existing term debt lenders and combining our term debt and line of credit with a single bank. The agreement calls for reduced interest rates and longer amortization of the term debt.

In June 2005, we accepted an offer to sell our Cincinnati property with a contemplated closing date of July 15, 2005 subject to various contingencies. The purchase agreement calls for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel scheduled to close on or before July 15, 2005, for a purchase price of $6.9 million and the second parcel scheduled to close on or before April 1, 2006, for a purchase price of $1.1 million. The buyer has the option to extend each closing up to three times for thirty days each, with the payment of a nonrefundable extension fee. On July 15, 2005, the buyer exercised the first 30 day extension option and paid the non-refundable fee.

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2005	2004
Net cash provided by (used in) operating activities	$224	$(913)

Net cash (used) in investing activities	(320)	(119)

Net cash provided by financing activities	243	1,051

Net increase	$147	$19

Cash provided by operating activities increased to $224,000 in 2005 compared to cash used in 2004 of $913,000. Cash provided by operating activities for the first six months of 2005 was the result of an increase of $2,265,000 in billings in excess of costs and estimated earnings on uncompleted contracts partially offset by a decrease in accounts payable of $1,419,000 and increases in prepaid expenses and other assets of $896,000 and an increase in accounts receivable of $134,000. Other changes in working capital items provided cash of $92,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2005 and December 31, 2004 was $5,952,000 and $5,759,000, respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $320,000 for the first six months of 2005 compared with $119,000 for the same period in 2004.

Financing activities provided cash of $243,000 during the first six months of 2005 compared with cash provided by financing activities of $1,051,000 during the same period of 2004. Approximately $743,000 was borrowed against the line of credit and $500,000 was used to reduce the term debt. We are managing our capital expenditure spending in light of the current level of sales. Should sales continue to increase in 2005, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

Forward-Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Annual Report to Shareholders, Form 10-K/A or Form 8-K of the Company or any other written or oral statements made by or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are “forward-looking statements,” and are based on management’s current expectations of our near-term results, based on current information available pertaining to us.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

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

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on May 25, 2005, the shareholders of CECO Environmental Corp. took the following actions:

1. Elected the following seven directors for terms to expire at the 2006 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Number of Shares
Director	For	Withheld
Richard J. Blum	8,050,894	219,547
Jason Louis DeZwirek	8,050,894	219,547
Phillip DeZwirek	8,050,694	219,747
Thomas Flaherty	8,110,239	160,202
Ronald Krieg	8,110,439	160,002
Melvin F. Lazar	8,110,239	160,202
Donald A. Wright	8,110,239	160,202

2. Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 as follows:

Votes For:	8,260,166
Votes Against	8,200
Votes Abstained:	2,075

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit 10.1	Fourteenth Amendment to Credit Agreement dated June 30, 2005

Exhibit 10.2	Fifteenth Amendment to Credit Agreement dated August 12, 2005

Exhibit 10.3	Restated and amended Purchase Agreement between Trademark Properties and Kirk & Blum Manufacturing dated June 20, 2005.

Exhibit 31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

Exhibit 32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration
and Chief Financial Officer

Date: August 12, 2005