Form 10-Q
period 2005-09-30
CECO ENVIRONMENTAL CORP
filed 2005-11-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at November 1, 2005 - 9,993,260

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2005

CECO ENVIRONMENTAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533	$339
Accounts receivable, net	14,651	14,055
Costs and estimated earnings in excess of billings on uncompleted contracts	3,441	4,181
Inventories	1,885	1,689
Prepaid expenses and other current assets	2,216	1,515

Total current assets	22,726	21,779

Property and equipment, net	9,030	9,385
Goodwill	9,527	9,527
Intangible assets – finite life, net	678	737
Intangible assets – indefinite life	1,395	1,395
Deferred charges and other assets	521	618

	$43,877	$43,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,838	$4,188
Accounts payable and accrued expenses	12,839	12,211
Billings in excess of costs and estimated earnings on uncompleted contracts	3,134	3,470

Total current liabilities	24,811	19,869

Other liabilities	1,837	1,967
Debt, less current portion	—	4,549
Deferred income tax liability	2,462	2,462
Subordinated notes (including, related party - $7,078 and $6,884, respectively)	7,560	7,345

Total liabilities	36,670	36,192

Shareholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 10,168,479 shares issued in 2005 and 2004	102	102
Capital in excess of par value	15,017	15,017
Accumulated deficit	(6,679)	(6,637)
Accumulated other comprehensive loss	(760)	(760)

	7,680	7,722
Less treasury stock, at cost, 175,220 shares in 2005 and 2004	(473)	(473)

Total shareholders’ equity	7,207	7,249

	$43,877	$43,441

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net sales	$23,442	$18,566	$58,512	$47,711

Costs and expenses:
Cost of sales, exclusive of items shown separately below	18,918	15,035	47,547	38,248
Selling and administrative	2,974	2,473	8,600	7,833
Depreciation and amortization	293	322	876	970

	22,185	17,830	57,023	47,051

Income from operations	1,257	736	1,489	660
Other (expense) income	(273)	19	(197)	55
Interest expense (including related party interest of $255 and $219, and $772 and $654, respectively)	(594)	(669)	(1,816)	(1,908)

Income (loss) from operations before income taxes	390	86	(524)	(1,193)
Income tax provision (benefit)	35	(199)	(482)	(775)

Net income (loss)	$355	$285	$(42)	$(418)

Per share data:
Basic net income (loss)	$.04	$.03	$—	$(.04)

Diluted net income (loss)	$.03	$.03	$—	$(.04)

Weighted average number of common shares outstanding:
Basic	9,993,260	9,991,678	9,993,260	9,988,840

Diluted	11,169,034	10,015,537	9,993,260	9,988,840

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(42)	$(418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	876	970
Non cash gains included in net loss	(60)	(55)
Non cash interest expenses included in net loss	268	286
Changes in operating assets and liabilities:
Accounts receivable	(596)	(1,629)
Costs and estimated earnings in excess of billings on uncompleted contracts	740	(1,385)
Inventories	(196)	(450)
Prepaid expenses and other current assets	(713)	(788)
Accounts payable and accrued expenses	628	2,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(336)	1,234
Other	(24)	(137)

Net cash provided by (used in) operating activities	545	(112)

Cash flows from investing activities:
Acquisitions of property and equipment	(452)	(281)

Net cash used in investing activities	(452)	(281)

Cash flows from financing activities:
Proceeds from stock issuance	—	10
Net borrowings on revolving credit line	101	451

Net cash provided by financing activities	101	461

Net increase in cash and cash equivalents	194	68
Cash and cash equivalents at beginning of the period	339	136

Cash and cash equivalents at end of the period	$533	$204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) during the period for:
Interest	$997	$906

Income taxes	$104	$(13)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and of cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month period and nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The following table compares 2005 and 2004 as reported to the pro forma results, considering both options and warrants discussed in Note 11 in our 2004 Annual Report filed on Form 10-K, had we adopted the expense recognition provision of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$355	$285	$(42)	$(418)
Deduct: compensation cost based on fair value recognition, net of tax	(8)	(6)	(24)	(18)

Pro forma net income (loss) under SFAS No. 123	$347	$279	$(66)	$(436)

Net income (loss) per share:
Basic as reported	$.04	$.03	$.00	$(.04)
Basic pro forma under SFAS No. 123	$.03	$.03	$(.01)	$(.04)
Diluted as reported	$.03	$.03	$.00	$(.04)
Diluted pro forma under SFAS No. 123	$.03	$.03	$(.01)	$(.04)

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Certain amounts in the September 30, 2004 financial statements have been reclassified to conform to the September 30, 2005 presentation.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004)—Share-Based Payments (“FAS 123-R”). FAS 123-R replaces FAS 123—Accounting for Stock-Based Compensation, and supersedes APB 25—Accounting for Stock Issued to Employees. As revised by the Securities and Exchange Commission, we will be required to adopt FAS 123-R beginning January 1, 2006. FAS 123-R requires all share-based awards to employees, and any subsequent modifications to those awards, to be recognized in the financial statements based on a fair-value-based method. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.

Under FAS 123-R, we must determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. FAS 123-R permits companies to adopt the new standard using either a modified prospective transition method or a modified retrospective transition method. Using the modified prospective transition method, compensation expense would be recorded for all unvested awards at the beginning of the first quarter of FAS 123-R adoption based upon the values assigned to grants and modifications of stock compensation used in the proforma disclosures made in accordance with the original provisions of FAS 123. Under the modified retrospective method, companies are permitted to restate financial statements of previous periods using those proforma amounts.

We are currently evaluating the requirements of this standard. We expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note 1). However, the actual effect on net income and earnings per share will vary depending on the terms and number of options ultimately granted.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials and subassemblies	$1,057	$888
Finished goods	203	251
Parts for resale	725	660
Reserve for obsolescence	(100)	(110)

	$1,885	$1,689

4.	Business Segment Information

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

For the three months ended September 30, 2005 and 2004, basic weighted average common shares outstanding were 9,993,260 and 9,991,678, respectively, while diluted average common shares outstanding were 11,169,034 and 10,015,537, respectively. For the nine months ended September 30, 2005 and 2004, basic weighted average common shares outstanding and diluted average common shares outstanding were 9,993,260 and 9,988,840, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options and warrants to purchase 3,435,700 and 3,503,700 shares for the nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect.

6.	Debt

Total bank and related debt as of September 30, 2005 was $8.8 million and $8.7 million at December 31, 2004. Unused credit availability under our $10.0 million revolving line of credit at September 30, 2005 was $1.2 million.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at September 30, 2005, since the term loan and the revolving line of credit mature in January 2006. In August 2005, the credit agreement was amended to extend the maturity date of CECO’s $3.1 million term loan from August 31, 2005 to January 1, 2006. Additionally, Fifth Third Bank, our revolving credit lender, acquired the term debt interests of the other two participating banks, resulting in the consolidation of our total credit facility within one bank. This eliminated scheduled quarterly principal payments and reduced the rate of interest on the term debt by 100 basis points. Terms on the revolving line of credit remained unchanged. Letters of credit issued under this agreement do not reduce our borrowing base availability but are counted in the aggregate toward our $10 million credit limit. Additionally, these letters of credit are secured by the personal guaranty of our Chairman, Phillip DeZwirek.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We have received credit approval from our existing line of credit lender for a new loan agreement, which is contingent upon closing the sale of our Cincinnati property.

In June 2005, we accepted an offer to sell our Cincinnati property with a contemplated closing date of July 15, 2005 subject to various contingencies. The purchase agreement called for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel scheduled to close on or before July 15, 2005, for a purchase price of $6.9 million and the second parcel was scheduled to close on or before April 1, 2006, for a purchase price of $1.1 million. In July, August and September of 2005, the buyer exercised each of its three, thirty day options and extended the closing to October 31, 2005. On October 20, 2005, the buyer chose to assign the agreement, with our consent, to a third party that had indicated its desire to purchase the Cincinnati properties. In addition, under the agreement, the closing of Parcel A has been extended until December 31, 2005.

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

The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Retirement plan:
Service cost	$33	$30	$99	$90
Interest cost	69	71	207	213
Expected return on plan assets	(76)	(63)	(228)	(189)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial (gain)/loss	22	26	66	78

Net periodic benefit cost	$50	$66	$150	$198

Health care plan:
Interest cost	$7	$7	$21	$21

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make $398 in contributions to the Pension Plan during the year ending December 31, 2005. As of September 30, 2005, $308 has been contributed to the Pension Plan and we plan on making the balance of $90 during the fourth quarter of Fiscal Year 2005.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2005	2004	2005	2004
Sales	$23.4	$18.5	$58.5	$47.7
Cost of sales	18.9	15.0	47.5	38.2

Gross profit (excluding depreciation)	$4.5	$3.5	$11.0	$9.5
Percent of sales	19.3%	19.0%	18.7%	19.8%

Selling and administrative expenses	$3.0	$2.5	$8.6	$7.8
Percent of sales	12.7%	13.3%	14.7%	16.4%

Operating income	$1.3	$.7	$1.5	$.7
Percent of sales	5.4%	4.0%	2.5%	1.4%

Consolidated net sales for the third quarter were $23.4 million, an increase of $4.9 million compared to the same quarter in 2004. Consolidated net sales for the first nine months of 2005 were $58.5 million, an increase of $10.8 million, compared to the same period in 2004. For the quarter and the first nine months, we reported sales increases from our construction activities as well as higher revenues from equipment sales. A large portion of this increase was due to revenues from CECO Abatement’s ethanol projects.

New orders booked were $19.3 million during the third quarter of 2005 and $60.0 million for the nine months ended September 30, 2005 as compared to $26.9 million during the third quarter of 2004 and $57.8 million for the nine months ended September 30, 2004.

Third quarter 2005 gross profit was $4.5 million (19.3%). This compares to gross profit of $3.5 million (19.0%) during the same period in 2004. Gross profit for the quarter as a percent of sales was slightly higher (.3%). For the first nine months of 2005, gross profit was $11.0 million, an increase of $1.5 million compared to the same period in 2004. Gross profit as a percent of sales decreased 1.1% from 19.8% in 2004 to 18.7% in 2005 due to lower margins on construction contracts in the prior quarters.

Selling and administrative expenses increased by $501,000 or 20.3% to $3.0 million during the third quarter of 2005 from $2.5 million in the same period of 2004. Selling and administrative expenses in the third quarter of 2004 were reduced by $100,000 received from an escrow deposit, which was released to us without any further obligation as of September 30, 2004. The offsetting increase was due to increases in incentive compensation accruals relating to improved financial performance, increased selling and administrative wages and higher professional fees. Selling and administrative expenses increased by $767,000 or 9.8% to $8.6 million during the first nine months of 2005 from $7.8 million in the same period of 2004. This nine month increase was due to the same factors previously discussed.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization decreased by $29,000 to $293,000 during the third quarter of 2005 from $322,000 in the same period of 2004. Depreciation and amortization decreased by $94,000 to $876,000 in the first nine months of 2005 from $970,000 in the same period of 2004.

Operating income increased by $521,000 or 70.8% to $1.3 million in the third quarter of 2005 compared to operating income of $736,000 during the same quarter of 2004. The impact of increased revenues and slightly higher margins in the third quarter, offset by increases in selling and administrative expenses, were the primary factors for the increase in operating income. Operating income for the first nine months of 2005 increased by $829,000 or 125.6% to $1.5 million compared to operating income of $660,000 during the same period of 2004. This increase was also due to increased revenues offset by slightly lower margins in the prior quarters and increases in selling and administrative expenses.

Other expense was $273,000 in the third quarter of 2005 compared to other income of $19,000 in the third quarter of 2004. The third quarter of 2005 includes a non-cash charge of $293,000 for the fair market value adjustment of detachable stock warrants. Other expense for the first nine months of 2005 was $197,000 compared to other income of $55,000 during the same period in 2004. The expense for the first nine months of 2005 includes the third quarter charge for warrants partially offset by the amortization of the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property in 2003. A deferred gain of $218,000 is being recognized over the ensuing three-year leaseback period.

Interest expense decreased by $75,000 to $594,000 from $669,000 during the third quarter of 2005. Interest expense decreased by $92,000 to $1.8 million from $1.9 million during the first nine months of 2005. The decrease in both periods was due to lower debt balances partially offset by higher interest rates.

Federal and state income tax provision was $35,000 during the third quarter of 2005 compared to a benefit of $199,000 during the third quarter of 2004. Federal and state income tax benefit was $482,000 for the first nine months of 2005, a decrease of $293,000 from the comparable period in 2004.

The federal and state income tax benefit for the first nine months of 2005 was 92%, which reflects the estimated effective tax rate for 2005. Our effective income tax rate was adjusted in the third quarter from 58% to 92% to reflect the reduction in our estimated pretax income for the year. This adjustment had the effect of decreasing the effective income tax rate for the 2005 third quarter to 9.0%. Our effective income tax rate is affected by certain permanent differences including non-deductible interest expense. The federal and state income tax benefit for the first nine months of 2004 was 65%, which reflected the estimated effective tax rate for 2004. Our effective income tax rate was adjusted in the third quarter from 45% to 65% to reflect the reduction in our estimated pretax income for the year. This adjustment had the affect of decreasing the effective income tax rate for the 2004 third quarter to (231%).

Net income for the quarter ended September 30, 2005 was $355,000 compared with net income of $285,000 for the same period in 2004. Net loss for the nine months ended September 30, 2005 was $42,000 compared with a net loss of $418,000 for the same period in 2004. This increase in net

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

income for the quarter and decrease in the net loss for the nine months ended September 30, 2005 was the result of improved operating results along with the adjustment of the effective tax rate offset by the non-cash expense for valuation of warrants which amounted to $23,000 net of the tax benefit.

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

Our backlog, as of September 30, 2005 was $22.2 million compared to $20.7 million as of December 31, 2004. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s).

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

At September 30, 2005 and December 31, 2004, cash and cash equivalents totaled $533,000 and $339,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of September 30, 2005 was $8.8 million and $8.7 million at December 31, 2004. Unused credit availability under our $10.0 million revolving line of credit at September 30, 2005 was $1.2 million.

The bank term loan and revolving line of credit are reported as current portion of debt in the balance sheet at September 30, 2005, since the term loan and the revolving line of credit mature in January 2006. In August 2005, the credit agreement was amended to extend the maturity date of CECO’s $3.1 million term loan from August 31, 2005 to January 1, 2006. Additionally, Fifth Third Bank, our revolving credit lender, acquired the term debt interests of the other two participating banks, resulting in the consolidation of our total credit facility within one bank. This eliminated scheduled quarterly principal payments and reduced the rate of interest on the term debt by 100 basis points. Terms on the revolving line of credit remained unchanged.

We have received credit approval from our existing line of credit lender for a new loan agreement which is contingent upon closing the sale of our Cincinnati property.

In June 2005, we accepted an offer to sell our Cincinnati property with a contemplated closing date of July 15, 2005 subject to various contingencies. The purchase agreement called for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel scheduled to close

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

on or before July 15, 2005, for a purchase price of $6.9 million and the second parcel was scheduled to close on or before April 1, 2006, for a purchase price of $1.1 million. In July, August and September of 2005, the buyer exercised each of its three, thirty day options and extended the closing to October 31, 2005. In connection with these extensions, the buyer has paid nonrefundable extension fees of $175,000, which have been recorded as a contingent liability in the accompanying consolidated balance sheet.

On October 20, 2005, due to time constraints and other pending projects, the buyer chose to assign the agreement, with our consent, to a third party that had indicated its desire to purchase the Cincinnati properties. Therefore, the agreement was amended and the buyer transferred all of its right, title and interest under the agreement to Millworks Town Center, LLC. In addition, under the amendment, the closing of Parcel A has been extended until December 31, 2005.

The refundable deposit of $200,000 that was held in escrow was returned to the buyer by the title agent. The extension fees paid by the buyer, totaling $175,000, were retained by us in accordance with the terms of the original agreement. The closing of the acquisition is still subject to various customary closing conditions.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2005	2004
Total operating cash flow provided by (used in)	$545	$(112)
Net cash used in investing activities	(452)	(281)
Net cash provided by financing activities	101	461

Net increase	$194	$68

Cash provided by operating activities increased to $545,000 in 2005 compared to cash used in 2004 of $112,000. Cash provided by operating activities for the first nine months of 2005 was the result of a decrease of $740,000 in costs in excess of billings and estimated earnings on uncompleted contracts and an increase in accounts payable of $628,000, partially offset by an increase in accounts receivable of $596,000 and increases in prepaid expenses and other assets of $713,000, a decrease in billings in excess of cost and estimated earnings of $336,000 and an increase in inventories of $196,000. Other changes in working capital items used cash of $24,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2005 and December 31, 2004 was $6.2 million and $5.8 million, respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $452,000 for the first nine months of 2005 compared with $281,000 for the same period in 2004.

Financing activities provided cash of $101,000 during the first nine months of 2005 compared with cash provided by financing activities of $461,000 during the same period of 2004. Approximately $1.1 million was borrowed against the line of credit and $1.0 million was used to reduce the term debt. We are managing our capital expenditure spending in light of the current level of sales. Should sales continue to increase in 2005, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

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

Interest Rate Management

We may use interest rate swap contracts to adjust the portion of our total debt that is subject to variable interest rates. Our interest rate swap contract matured in 2002 and was not renewed.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

Internal Controls Over Financial Reporting

We are not subject to the disclosure requirements promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting until we file our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6. EXHIBITS

a.	Exhibits

Exhibit 10.1 First amendment to restated and amended purchase agreement between Trademark Property Company and Kirk & Blum Manufacturing dated July 15, 2005.

Exhibit 10.2 Second amendment to restated and amended purchase agreement between Trademark Property Company and Kirk & Blum Manufacturing dated September 14, 2005.

Exhibit 10.3 Third amendment and assignment to restated and amended purchase agreement between Trademark Property Company, Millworks Town Center, LLC and Kirk & Blum Manufacturing dated October 20, 2005.

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

Date: November 07, 2005