Form 10-K
period 2005-12-31
CECO ENVIRONMENTAL CORP
filed 2006-03-30
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

Aggregate market value of common stock held by non-affiliates of Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2005): $13,470,174

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 11,188,680 shares of common stock, par value $0.01 per share, as of March 10, 2006.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2006 are incorporated by reference into Part III. The Exhibit Index incorporates several documents by reference as indicated therein.

FORM 10-K

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

We market our products and services under the following trade names: “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, “K&B Duct” and “H.M. White”.

In December of 1999, we acquired Kirk & Blum, one of the largest sheet metal fabricators in the country. This major acquisition significantly changed our company’s focus and capabilities. Since then we have also accomplished the following.

•	Founded CECO Abatement in 2001. This company produces regenerative thermal oxidizers (RTO’s) and has made itself into a significant force in the ethanol industry.

•	Launched the “KB Duct” product line in 2001. This product continues to grow in sales year by year.

•	Founded CECOaire in 2004. This new company produces baghouses and has enabled us to win several major contracts.

•	Established CECO Filters India Pvt. Ltd. in 2004 to penetrate the Asian market.

•	Entered into a transition agreement in February 2006 with H.M. White, LLC and H.M. White Holdings of Detroit, Michigan to jointly participate in the acquisition of new business in the areas of industrial ventilation systems and sheet metal and paint finishing construction.

•	Most importantly, we have successfully combined these individual businesses into a cohesive, integrated unit. Kirk & Blum now produces the bulk of the other business units’ products and captures margin that used to go to outside vendors.

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

Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The Environmental Protection Agency (“EPA”) and Occupational Safety and Health Administrative Agency (“OSHA”), as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology (“MACT”) standards and OSHA established Threshold Limit Values (“TLV”) for more than 1,000 industrial contaminants. Bio-terrorism threats have also increased awareness for improved industrial workplace air quality. Any of these factors, individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, in a weak economy customers tend to (a) lengthen the time from their initial inquiry to the purchase order or (b) defer purchases.

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

Under the Kirk & Blum trade name we have four principal product lines. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with eight strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric, General Motors, Procter & Gamble, Nissan, Honda, Toyota, Boeing, Lafarge, Corning, RR Donnelley, and Alcoa. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets. We have completed several major contracts in Mexico and recently obtained a large contract in China.

We provide custom metal fabrication services at our Kirk & Blum Cincinnati, Ohio and Lexington, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals and perform the majority of the fabrication for CECO Filters, Busch International, CECOaire and CECO Abatement. We have developed significant expertise in custom sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Generally, we will market custom fabrication services under a long-term sales agreement. Representative customers include Siemens and General Electric.

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

Our engineering and design services are also marketed under the kbd/Technic trade name to provide engineering services directly to customers related to air system testing and balancing, source emission testing, and industrial ventilation engineering. Representative customers include General Motors, Ford, Toyota, Quaker Oats, Nissan and Honda.

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

We market under the Busch International trade name, custom engineered air handling systems used to control fume and oil mist emissions in the steel and aluminum industries. We also market a strip cooler under the JET«STAR name. This equipment is globally marketed to the steel and aluminum industries. We recently obtained a large contract in China.

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

In February 2006, we entered into a transition agreement with H.M. White, LLC and H.M. White Holdings of Detroit, Michigan to jointly participate in the pursuit of new business in the areas of industrial ventilation systems and sheet metal and paint finishing construction. This combination of businesses allows us to access automotive markets, especially in Detroit, where we previously had no presence.

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

Financing

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

The Bank Facility was replaced with a new credit facility (the “New Bank Facility”) on December 29, 2005. The new credit agreement was entered into by CECO Environmental Corp., the CECO group of companies and Fifth Third Bank, an Ohio banking corporation (“Fifth Third Bank”). The New Bank Facility consists of a term loan in the amount of $3.1 million and a revolving loan of up to $13.0 million. The proceeds were used to refinance the Bank Facility and will be used for general corporate purposes. Terms of the credit agreement, which terminates January 31, 2007, include a three hundred basis point reduction in interest rates from the Bank Facility and longer amortization of the term debt and less restrictive loan covenants than the Bank Facility.

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction in December 1999 included investments of $4 million by Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”), $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. These investors were also issued warrants to purchase 1,000,000 shares of Common Stock in the aggregate (the “Sub-debt Warrants”) at a price of $2.25 per share, the fair market value of the shares at date of issuance. The Sub-debt

Warrants were exercised in December 2001. The fair value of the warrants was determined to be $1,847,000 at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordinated debt which coincided with the bank’s term loan maturity date of May 2006. The amortization of the discount was approximately $288,000 for each of the years ended December 31, 2005, 2004 and 2003. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants. ICS Trustee Services, Ltd. is not our affiliate. Harvey Sandler, by virtue of beneficially owning in excess of 10% of our common stock, is currently deemed an affiliate of ours. Green Diamond is owned 50.1% by Icarus Investment Corp., a corporation owned 50% by Phillip DeZwirek, the Chairman of the Board of Directors and Chief Executive Officer of the Company and a major stockholder, and 50% by Jason Louis DeZwirek, Phillip DeZwirek’s son, a director and Secretary of the Company and a major stockholder of the Company.

The promissory notes, which were issued to evidence the subordinated debt, provide that they accrue interest at the rate of 12% per annum, payable semi-annually. Payments of interest are subject to subordination agreements with the Fifth Third Bank under the New Bank Facility described above. In connection with the New Bank Facility, ICS Trustee Services, Ltd., Harvey Sandler, and Green Diamond agreed to extend the maturity date of the notes to April 1, 2007 from June 7, 2006 and to enter into new subordination agreements with Fifth Third Bank.

Equity Transactions

On December 31, 2001, we completed a $2,120,000 equity raise consisting of the sale of 706,668 shares of our common stock, at a price of $3.00 per share, and the issuance of warrants (“Warrants”) to purchase 353,334 shares of our common stock (collectively, with the 706,668 shares, the “Investor Shares”) at an initial exercise price of $3.60 per share, to a group of accredited investors (the “Investors”) led by Crestview Capital Fund, L.P., a Chicago-based private investment fund. We used these proceeds along with the proceeds received from the exercise of the Subdebt Warrants, to pay down the Bank Facility. As part of our contractual obligations to the Investors, we registered the Investor Shares on a Form S-1, which became effective on May 15, 2002. The shares underlying the Subdebt Warrants and the 14,000 shares underlying warrants that were issued as a finder’s fee in connection with the sale of shares to the Investors were also included in the Form S-1, for a total of 2,074,002 shares. On April 30, 2003 and May 2, 2003, we filed a Post-Effective Amendment on Form S-3 to Form S-1/A with respect to such shares.

To re-register certain of such shares and to register additional shares, we have filed a Registration Statement on Form S-3, which we anticipate amending following the filing of this Form 10-K and requesting that it become effective shortly after the filing of this Form 10-K. Included in such Registration Statement are the shares that were issued upon exercise of the Subdebt Warrants, the shares underlying the Warrants, 1,000,000 shares held by Phillip DeZwirek (which were issued upon exercise of warrants), 25,000 share held by Jason DeZwirek (which were issued upon exercise of options), and the 14,000 shares underlying the warrants issued as a finder’s fee, for an aggregate of 2,392,334 shares of common stock. We do not receive any proceeds from the sale of these shares.

On January 6, 2006, Mr. Phillip DeZwirek elected to exercise warrants for 1,000,000 shares of common stock for an aggregate amount of $1,718,750 paid to us. Mr. Jason DeZwirek also exercised on such date options for 25,000 shares of common stock for an amount of $50,250 paid to us. Proceeds from these exercises were used by us to pay accrued interest on the Green Diamond subordinated notes, $1,531,792 of which interest was capitalized. Fifth Third Bank consented to this use of proceeds.

Asset Sales

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

Customers

No customer comprised 10% or more of our net revenues for 2005. We do not depend upon any one or few customers.

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

Backlog

Backlog represented by firm purchase orders from our customers was approximately $28.9 million and $20.7 million at the end of the fiscal years 2005 and 2004, respectively. 2004 backlog was completed in 2005. The 2005 backlog is expected to be completed in 2006.

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

Research and Development

During 2005, 2004, and 2003, costs expended in research and development have not been significant. Such costs are generally included as factors in determining pricing.

Employees

We had 444 full-time employees and 2 part-time employees as of December 31, 2005. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 325 employees are represented by international or independent labor unions under various union contracts that expire from May 2006 to October 2008.

Our operations are largely dependent on Richard J. Blum and certain other key executives. The loss of Mr. Blum or any of our key executives could have a material adverse effect upon our operations. However, we believe our management team is deep and talented.

Intellectual Property

There is no assurance that measurable revenues will accrue to us as a result of our patents or licenses.

We purchased, among other assets, three patents from Busch Co. in 1997 that relate to the JET*STAR systems. JET*STAR systems constituted $1.5 million of revenues in 2005.

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

Financial Information about Geographic Areas

For 2005, 2004 and 2003, sales to customers outside the United States, including export sales, accounted for approximately 3%, 3% and 1%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars. We do not currently maintain significant long-lived assets outside the United States.

Item 1A.    Risk Factors

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

Leverage

We are highly leveraged. We currently have the New Bank Facility, which includes a term loan and line of credit, with Fifth Third Bank. The terms of such loan facility were entered into on December 29, 2005.

Our cash interest costs relate primarily to our revolving credit line and term loans; interest payments on the subordinated debt are permitted under the credit agreement if we remain in compliance with the loan covenants.

Our loans are secured by substantially all of our assets and our ability to borrow additional amounts on a secured basis would be limited. On December 31, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4.0 million subordinated note was increased by the accrued interest of $1.4 million to $5.4 million, and the principal balance for the $1.2 million subordinated note was increased by $0.1 million to $1.3 million and the maturity date was extended to January 1, 2007. On December 29, 2005, in connection with our New Bank Facility, the maturity date for these notes was extended to April 1, 2007. The remaining interest accrued on these subordinated notes was $730,230 at December 31, 2005 and $372,352 at December 31, 2004. Interest is charged on the revolving credit line at the bank’s prime rate plus 2 percentage points and on the term debt at prime plus 2.25 points. A 1% increase in the average interest rate would increase cash interest cost by approximately $60,000 if borrowings remain constant in 2006. There are no scheduled increases in the fixed or variable rates on the credit facility, however; an increase or decrease in the prime rate would cause the Company’s future interest expense and cash flows to increase or decrease proportionately.

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

Future Sales by Our Stockholders May Adversely Affect Our Stock Price and Our Ability to Raise Funds in New Stock Offerings

On December 31, 2005, Phillip DeZwirek owned, in addition to other shares of common stock, warrants to purchase 2,250,000 shares of CECO common stock. We are obligated to register these shares upon demand. On January 6, 2006, Mr. Phillip DeZwirek elected to exercise warrants for 1,000,000 shares of common stock for an aggregate amount of $1,718,750 paid to us. We anticipate registering such 1,000,000 shares. If Mr. DeZwirek and/or his affiliates should decide to sell such shares or other shares they own, such sales may cause our stock price to decline. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

Our Financial Performance is seasonal

The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. This is due to a combination of factors: First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the Christmas holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

Conversely, the first quarter of our calendar fiscal year is typically our weakest quarter. This is caused to some extent by winter weather constraints on outside construction activity but also by the seasonality of capital improvement projects as discussed relating to the fourth quarter.

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

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related Securities and Exchange Commission and NASDAQ Exchange rules, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Available Information

Our Internet website is www.cecoenviro.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC. You can also obtain these reports, free of charge, by contacting Investor Relations, CECO Environmental, 3120 Forrer Street, Cincinnati, Ohio 45209. Phone: 1-800-606-2326. You can also obtain these reports and other information, free of charge, at www.sec.gov. You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

We are not including the information contained in our website as part of, or incorporating it by reference into, the Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments

Not Applicable.

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

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration
Columbia, Tennessee	34,800	$127,020	August 2010
Greensboro, North Carolina	30,000	$120,000	August 2006
Defiance, Ohio	10,000	$27,400	Month to month
Pittsburgh, Pennsylvania	4,000	$48,000	May 2006
Chicago, Illinois	1,250	$21,200	January 2009
Conshohocken, Pennsylvania	27,500	$151,250	April 2011
Chenai, India	5,850	$12,000	October 2006

It is anticipated that all leases coming due in the near future will be renewed at expiration.

All properties owned are subject to collateral mortgages to secure the amounts owed under the New Bank Facility.

Kirk and Blum has entered into a purchase agreement for the sale of our Cincinnati property. The purchase agreement calls for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel for a purchase price of $6.9 million and the second parcel for a purchase price of $1.1 million. The closing of parcel one is scheduled to occur on or before April 24, 2006, provided that upon payment by the purchaser of $200,000, the closing date may be extended until May 23, 2006 and further, provided that the purchaser also has the right to terminate the Agreement for any reason prior to July 15, 2006.

Kirk and Blum will have the right to occupy both parcels with no rent obligations for a period of up to ten months following the closing on the first parcel, however, Kirk and Blum will be responsible for real estate taxes, insurance costs, utility costs and other operational costs during such occupancy.

The closing of the sale is subject to various customary closing conditions. Additionally, closing is subject to certain special conditions such as the negotiation of a definitive agreement setting forth Kirk and Blum’s post-closing possessory rights.

Kirk and Blum had entered into an agreement for the purchase of a manufacturing and corporate office facility located in Woodlawn, Ohio. Such agreement, however, after several extensions, expired March 29, 2006.

In 2005, we increased our leased space by 14,770 square feet. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of the shareholders during the fourth quarter of 2005.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 30, 2006. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 30, 2006.

Name	Age	Position with CECO
Phillip DeZwirek	68	Chief Executive Officer; Chairman of the Board of Directors

Richard J. Blum	59	President; Director

Dennis W. Blazer	58	Vice President-Finance and Administration; Chief Financial Officer

David D. Blum	50	Senior Vice President-Sales and Marketing; Assistant Secretary

Jason Louis DeZwirek	35	Secretary; Director

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek’s principal occupations during the past five years have been as Chairman of the Board and Vice President of CECO Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Electronics Group, Inc., a publicly traded company (OTC:AEGCF), which is a manufacturer of power semi-conductors primarily for military use. Mr. DeZwirek has also been involved in private investment activities for the past five years.

Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of Kirk & Blum from February 28, 1975 until November 12, 2002, and the Chairman and a director of kbd/Technic since November 1988. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provided steam energy to various companies, including CECO. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999. Mr. Richard Blum is the brother of Mr. David Blum.

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

Jason Louis DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. Mr. DeZwirek from October 1, 1997 through January 1, 2002 served as a member of the Committee that was established to administer CECO’s Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek’s principal occupation since October 1999 has been as an officer and director of Kaboose Inc., an online media company servicing the children and family markets that trades on the Toronto Stock Exchange (TSX:KAB). Mr. DeZwirek currently serves as Chairman and Chief Executive Officer of Kaboose Inc. Mr. DeZwirek also is a director and the Secretary of API Electronics Group, Inc. (OTC:AEGCF).

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

CECO Common Stock Bids			CECO Common Stock Bids			CECO Common Stock Bids
2004	High	Low	2005	High	Low	2006	High	Low
1st Quarter	$2.01	$1.65	1st Quarter	$4.05	$3.05	1st Quarter	$8.31	$5.65
2nd Quarter	$1.85	$1.50	2nd Quarter	$4.40	$2.19	(through March 10, 2006)
3rd Quarter	$2.30	$1.45	3rd Quarter	$4.40	$2.71
4th Quarter	$3.84	$2.11	4th Quarter	$7.11	$4.25

(b) The approximate number of beneficial holders of our common stock as of March 1, 2006 was 1,235.

(c) We paid no dividends during the fiscal years ended December 31, 2005 or 2004. We do not expect to pay dividends in the foreseeable future. We are party to various loan documents, which prevent us from paying any dividends.

(d) Information relating to securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below in this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected financial information. The financial information for the years ended December 31, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 2002 and as of December 31, 2001 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002[1]	2001[2]
	(in thousands, except per share amount)
Statement of operations information:
Net sales	$81,521	$69,366	$68,159	$78,575	$90,809
Gross profit, excluding depreciation and amortization	17,000	13,095	13,011	15,590	18,347
Depreciation and amortization	1,167	1,254	1,245	1,479	2,100
Operating income	3,525	1,185	1,364	2,209	3,048
Net (loss)	(435)	(928)	(667)	(306)	(380)
Basic net loss per share[4]	(.04)	(.09)	(.07)	(.03)	(.05)
Weighted average shares outstanding (in thousands)
Basic	9,993	9,993	9,852	9,582	7,899
Supplemental financial data:
Ratio of earnings to fixed charges[5]	1.1	n/a	n/a	n/a	n/a
Deficiency[5]	$-0-	$(1,176)	$(1,034)	$(641)	$(326)
Cash flows from operating activities	2,586	1,882	1,593	3,701	4,382

	At December 31,
	2005	2004	2003	2002[1]	2001[2]
	(dollars in thousands)
Balance sheet information:
Working capital	$3,602	$1,910	$3,709	$5,024	$7,202
Total assets	42,900	43,441	41,154	45,514	52,169
Short-term debt	1,568	4,188	2,094	2,120	2,826
Long-term debt	12,847	11,894	13,388	16,202	18,588
Stockholders equity[3]	6,783	7,249	8,030	8,706	9,299

[1]	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001 and $217,000 in 2000.
[2]	During December 2001, we received approximately $4.4 million of gross proceeds from equity transactions.
[3]	Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.
[4]	Basic and diluted earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
[5]	For purposes of determining the ratio of earnings to fixed charges, “earnings” are defined as income (loss) from continuing operations before income taxes less minority interest plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness and that portion of operating lease rental expense that is representative of the interest factor. “Deficiency” is the amount by which fixed charges exceeded earnings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations Overview

We operate as a provider of air-pollution control products and services marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic” “K&B Duct” and H.M. White trade names. Our business is focused on engineering, designing, and building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We have a diversified base of more than 1,500 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

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

We have expanded our business by adding CECO Abatement Systems, CECOaire, K&B Duct, CECO Filters, India and H.M. White, while divesting of the operating assets of Air Purator Corporation in 2002 and Busch Martec in 2002 (neither were strategically important to us).

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Favorable conditions in the economy generally lead to plant expansions and construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, as we have seen in past years, in a weak economy customers tend to lengthen the time between inquiry and order or may defer purchases.

We have made significant strides in reducing our leverage through cash generated by operations and asset sales, which has reduced our debt carrying costs. We ended 2005 with senior debt of $6.8 million at December 31, 2005 compared to $8.7 million at December 31, 2004 and $10.0 million at December 31, 2003.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 reflect our operations consolidated with the operations of our subsidiaries.

2005 vs. 2004

	For the year ended December 31,
($’s in millions)	2005	2004
Sales	$81.5	$69.4
Cost of sales	64.5	56.3

Gross profit (excluding depreciation and amortization)	$17.0	$13.1
Percent of sales	20.9%	18.9%

Selling and administrative expenses	$12.3	$10.7
Percent of sales	15.1%	15.3%

Operating income	$3.5	$1.2
Percent of sales	4.3%	1.9%

Consolidated sales in 2005 were $81.5 million, an increase of $12.2 million or 17.5% compared to 2004. This increase came primarily from a large increase in equipment sales as well as an increase in contracting revenues and sales of component parts.

Orders booked in 2005 were $89.6 million compared with $82.8 million in 2004. The increase in bookings was due to a continuing strengthening in the economy throughout the year including several large orders booked in 2005. We continue to experience an increased level of customer inquiry and quoting activities. This improvement in the economy could result in increased air-quality related capital spending.

Gross profit excluding depreciation and amortization increased by 29.8% to $17.0 million in 2005 compared with $13.1 million in 2004. Gross profit, as a percentage of sales, was 20.9% in 2005 compared to 18.9% in 2004 The increase in the gross profit percentage of 2.0% was due to increased efficiencies resulting from the increase in sales volume without a corresponding increase in operating expenses. We also benefited from better overall margins in our product mix and backlog as jobs closed out with higher than expected profits.

Selling and administrative expenses increased by $1.6 million to $12.3 million in 2005. Selling and administrative expenses, as a percentage of revenues for 2005 and 2004 were 15.1% and 15.4% respectively. This increase was due to increases in incentive compensation related to improving financial performance and order bookings, increased legal and professional fees due to various SEC filings and registrations as well as costs associated with refinancing our long-term debt.

Depreciation and amortization remained constant at $1.2 million for both years. This was due primarily to reduced capital expenditures during periods of lower liquidity.

Operating income was $3.5 million in 2005 and $1.2 million in 2004. This 198% increase in operating income resulted from the various factors previously mentioned.

Other expense for the year ended December 31, 2005 was $900,000 compared with other income of $200,000 during the same period in 2004. The expense in 2005 includes a non-cash charge of $806,000 for the fair market value adjustment of detachable stock warrants. This market value adjustment and any additional market value adjustments in 2006 will be reversed and recognized as income in 2006 when the warrants are exercised or expire. Other expense in 2005 also includes a non-cash charge of $173,000 related to the impairment of fixed assets which had been retained from the discontinued operation of U.S. Facilities Management. These charges were offset by the deferred gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property which is being recognized over the ensuing three-year lease back period. The other income for the year ended December 31, 2004 was primarily a dividend of $162,000 from Factory Power which was a partnership with an adjacent manufacturing company to provide power to some of the other companies in the industrial park. The partnership no longer provides any services to the area and will be liquidated.

Interest expense decreased to $2.4 million in 2005 compared to $2.6 million for the same period of 2004. This was due to lower debt outstanding during the year offset by increasing interest rates.

Federal and state income tax provision was $647,000 during 2005 compared with a tax benefit of $248,000 for the same period in 2004. The effective income tax rate for 2005 was 305% compared with 21.1% for the same period of 2004. The effective tax rate during 2005 was unfavorably affected by certain permanent differences including the non-deductible, non-cash charge for warrants of $806,000 and non-deductible interest expense of $447,000 relating to amortization of the subordinated debt discount. Due to state & federal loss-carryforwards, no income taxes were paid in 2005 or 2004.

Net loss was $435,000 in 2005 and $928,000 in 2004.

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

Other income for the year ended December 31, 2004 was $200,000 compared with income of $213,000 during the same period of 2003. The other income for the year ended December 31, 2004 was primarily a dividend of $162,000 from Factory Power which was a partnership with an adjacent manufacturing company to provide power to some of the other companies in the industrial park. The partnership no longer provides any services to the area and will be liquidated. Other income for the year ended December 31, 2003 is the result of the gain recognized from the sale and leaseback of our Conshohocken, Pennsylvania property. A deferred gain of $0.2 million is being recognized over the ensuing three-year leaseback period.

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

Liquidity and Capital Resources

At December 31, 2005 and December 31, 2004, cash and cash equivalents totaled $310,000 and $339,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of December 31, 2005 was $6.8 million as compared to $8.7 million at December 31, 2004, a decrease of $1.9 million due to net payments under the bank credit facilities. The cash that we used to pay down our debt came from cash generated by operating activities.

Unused credit availability under our revolving line of credit at December 31, 2005 was $4.3 million. The previous bank facility was replaced with a new credit facility on December 29, 2005. The new credit agreement was entered into by CECO Environmental Corp., the CECO group of companies and Fifth Third Bank, an Ohio banking corporation. The new facility consists of a term loan in the amount of $3.1 million and a revolving loan of up to $13.0 million and was used to refinance existing indebtedness of the Company and for general corporate purposes. Terms of the agreement, which runs through January 31, 2007, included a three hundred basis point reduction in interest rates to two percent over prime for the revolver and two and one quarter percent over prime for the term loan. The agreement also provides for a sixty month amortization of the term debt and less restrictive loan covenants regarding the funded debt and fixed charge ratios.

On September 30, 2003, $1.2 million of subordinated debt was raised from a related party with a maturity of April 30, 2005 and an interest rate of 6% per annum. In connection with the new December 29, 2005 credit facility, the maturity was extended to April 1, 2007. This debt is subordinated to the bank credit facility and the subordinated debt originally issued in December 1999. On December 30, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4.0 million subordinated note was increased by the accrued interest of $1.4 million to $5.4 million and the principal balance for the $1.2 million subordinated note was increased by $90,000 to $1.3 million. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2005	2004	2003
Total operating cash flow	$2,586	$1,882	$1,593

Purchases of property and equipment	$(661)	$(472)	$(112)
Proceeds from sale of property	—	—	1,568

Net cash provided by (used in) investing activities	$(661)	$(472)	$1,456

Proceeds from issuance of common stock and detachable warrants	$—	$13	$20
Repayments of borrowings, net	(1,954)	(1,220)	(4,327)
Proceeds from subordinated notes	—	—	1,200

Net cash used in financing activities	(1,954)	(1,207)	(3,107)

Net increase (decrease)	$(29)	$203	$(58)

$2.6 million was generated from operating activities in 2005. The increase in cash provided was due primarily to improved operating performance which is reflected in our net loss. Operating income was reduced by a non-cash charge of $806,000 for the fair market value adjustment of detachable stock warrants, non-cash interest expense of $357,000 and non-cash income tax expense of $423,000. We created additional cash from a decrease in accounts receivable of $904,000 resulting from improved collections. Cash was also provided by an increase in billings in excess of costs and estimated earnings of $296,000. The working capital accounts that used cash were an inventory increase of $292,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $500,000 and a decrease accounts payable and accrued expenses of $158,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2005 was $4.9 million as compared to $5.9 million at December 31, 2004. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will tend to change at a lower rate than the change in sales due to the acceleration of progress billings and collections of such on major contracts.

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

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $661,000 for 2005 compared with $472,000 for the same period in 2004. We are managing our capital expenditures in light of the current level of sales. Should sales increase in 2006, we anticipate increased capital expenditure spending. Additional capital expenditures may be incurred related to the replacement facilities subject to the successful completion of the sale of our Cincinnati property.

Financing activities used cash of $1.9 million during 2005 compared with cash used of $1.2 million during the same period of 2004. Current year financing activities included net borrowings of $866,000 on our revolving line of credit and payments of $1.1 million on our term loan.

Our backlog has increased from $20.7 million in 2004 to $28.9 million in 2005, and the Company believes that the amount available on its credit facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. Our cost reduction initiatives in prior years will have both short-term and long-term cash flow implications. A lower or more stable cost structure will be beneficial in future periods as revenues increase and costs do not increase proportionately. We also have access to additional financing by increasing the amount of our subordinated debt obtained through related parties.

Dividends

We did not pay any dividends during the years ended December 31, 2005 and 2004 and do not expect to pay any in the foreseeable future as we are party to various loan documents that prevent us from paying such dividends.

Debt Covenants

The Company entered into the New Bank Facility on December 29, 2005. The New Bank Facility was entered into by CECO Environmental Corp., the CECO group of companies and Fifth Third Bank, an Ohio banking corporation. The New Bank Facility consists of a term loan in the amount of $3.1 million and a revolving loan of up to $13.0 million. The proceeds were used to refinance existing indebtedness of the Company and will be used for general corporate purposes. Terms of New Bank Facility, which terminates January 31, 2007, includes a three hundred basis point reduction in interest rates from the prior Bank Facility, and longer amortization of the term debt and less restrictive loan covenants than the prior Bank Facility. The new financial covenants require compliance including at December 31, 2005 and each quarter through December 31, 2006: maximum leverage to Adjusted EBITDA of 3.2 to 1 and minimum fixed charge coverage ratio of 1.1 to 1. In the future, if we cannot comply with the terms of the New Bank Facility agreements it will be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which would cause all amounts owed to be immediately due and payable.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2005, cash payments for these benefits are expected to be in the range of $310,000—$550,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $483,000 may be required in 2006 for the pension plan and $69,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of December 31, 2005 (in thousands of dollars).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt obligations (a)	$6,782	$568	$6,214	$—	$—
Estimated interest payments	613	490	123	—	—
Estimated pension funding	4,803	483	960	960	2,400
Subordinated debt (b)	7,690	1,000	6,690	—	—
Estimated interest payments on subordinated debt	2,177	1,265	912	—	—
Operating lease obligations (c)	1,840	561	696	530	53
Purchase obligations (d)	4,951	4,951	—	—	—

	$28,792	$9,318	$15,545	$1,476	$2,453

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	As described in Note 10 to the Consolidated Financial Statements.
(c)	Primarily as described in Note 13 to the Consolidated Financial Statements.
(d)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

Estimated interest payments associated with long term debt are based on anticipated interest payments on the term debt and estimated interest payments on the line of credit are based on the projected borrowing levels throughout the term of the line of credit.

Interest payments associated with the repayment of the subordinated debt are based on the fixed rates, outstanding principal and anticipated payment dates. Interest on the subordinated debt was not previously permitted under the credit facility and therefore, prior accrued interest is assumed to be paid upon maturity of the debt for purposes of this schedule. At December 31, 2004, accrued interest of $1.5 million on related party subordinated debt was capitalized as principal and the related notes were amended to reflect this increase.

Pension funding was assumed to stay at current levels based on consistent discount and long term return rates, current funding levels and no significant changes in plan design or benefits.

Cash flow requirements will be met by utilizing cash provided from operating activities, supplemented by additional borrowing on the Company’s line of credit facility to finance any short-term cash deficiency.

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

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $6,000, $12,000 and $0 at December 31, 2005, 2004 and 2003, respectively.

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

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2005 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2005, we have $9.5 million of goodwill, $.7 million of intangible assets—finite life, $1.4 million of indefinite life intangible assets, and $8.8 million of property, plant, and equipment recorded on the consolidated balance sheets.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and will provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Gross deferred tax assets and gross deferred tax liabilities at December 31, 2005 totaled $2.0 million and $4.7 million, respectively.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2005, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $160,000, and the annual post-retirement expense by less than $13,500. Additionally, a 25 basis point change in the expected return on plan assets would change the annual post-retirement expense by approximately $10,000.

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

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2005 was $28.9 million compared to $20.7 million as of December 31, 2004. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

New Accounting Standards

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

We are currently evaluating the requirements of this standard. We expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note1). However, the actual effect on net income and earnings per share will vary depending on the terms and number of options ultimately granted.

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

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	568	4,302	620	620	620	52	6,782	6,782
Average Interest Rate	9.50%	9.50%	—	—	—	—	9.50%	9.50%
Subordinated Notes due 2006	1,000	—	—	—	—	—	1,000	1,000
Subordinated Notes due 2007	—	6,441	—	—	—	—	6,441	5,982
Effective Interest Rate[1]	—	16.5%[1]	—	—	—	—	16.5%[1]	18.0%[1]
Subordinated Note due 2007	—	1,290	—	—	—	—	1,290	1,160
Average Interest Rate	—	—	6.0%	—	—	—	6.0%	12%

[1]	Rate includes amortization of original issue discount related to detachable warrants and adjustment for capitalization of previously recorded accrued interest.

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

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2005, 2004 and 2003 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information regarding the Company’s directors set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2006 (the “Proxy Statement”) in the section entitled “Directors and Nominees” is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2005	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	263,700	$2.64	1,236,300
Equity compensation plans not approved by security holders	3,285,000[1]	$2.42	None
TOTAL	3,548,700	$2.44	1,236,300

[1]	Includes:
(a)	a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(c)	a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(d)	25,000 shares of common stock that Mr. Jason DeZwirek can purchase on or prior to October 5, 2011 at a price of $2.01 per share pursuant to options granted to Mr. Jason DeZwirek on October 5, 2001; Mr. Jason DeZwirek exercised these options on January 6, 2006;
(e)	(i) 750,000 shares of common stock that Mr. Phillip DeZwirek can purchase on or prior to November 7, 2006 at a price of $1.75 per share pursuant to warrants granted to Mr. Phillip DeZwirek on November 7, 1996 (which were exercised by Mr. Phillip DeZwirek on January 6, 2006); (ii) 250,000 shares that may be purchased pursuant to warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (iii) 250,000 shares of common stock that may be purchased by Mr. Phillip DeZwirek pursuant to warrants granted September 14, 1998 at a price of $1.625 per share prior to September 14, 2008 (which were exercised by Mr. Phillip DeZwirek on January 6, 2006); (iv) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (v) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share; and
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

2.  Consolidated Financial statement schedule

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

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

3(i)    Certificate of Incorporation. (Incorporated by reference from Form 10-K dated December 31, 2001)

3(ii)    Bylaws. (Incorporated by reference from Form 10-K dated December 31, 2001)

** 10.1    CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

** 10.2    CECO Environmental Corp. 1997 Stock Option Plan and Amendment. (Incorporated by reference from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (“MCIDC”). (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.5    Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference from CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.6    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Form 10-QSB dated September 30, 1994 of the Company)

** 10.7    Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.8    Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

10.9    Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.10    Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1997)

** 10.11    Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

** 10.12    Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 1998)

10.13    Stock Purchase Agreement, dated as of December 7, 1999, among CECO Environmental Corp., CECO Filters, Inc. and the Stockholders of The Kirk & Blum Manufacturing Company and kbd/Technic, Inc. and Richard J. Blum, Lawrence J. Blum and David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.15    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.17    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.19    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

10.20    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.21    Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

** 10.22    Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference from the Company’s Form 10-KSB dated December 31, 2000)

* 10.23    Second Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of February 2, 2006, made by CECO Environmental Corp. and payable to Harvey Sandler.

* 10.24    Third Amended and Restated Replacement Promissory Note in the amount of $500,000, dated as of February 6, 2006, made by CECO Environmental Corp. and payable to ICS Trustee Services, Ltd.

10.25    Form of Warrant (for Investors). (Incorporated by reference from the Company’s Form 8-K filed January 15, 2002)

10.26    Form of Warrant (for Finders). (Incorporated by reference from Form 10-K dated December 31, 2001)

10.27    Lease Agreement between LFT Realty Group and CECO Filters, Inc. dated April 13, 2003. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2003)

** 10.28    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2004)

** 10.29    Stock Option Agreement for Thomas J. Flaherty dated January 5, 2005. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2004)

** 10.30    Stock Option Agreement for Donald A. Wright dated January 5, 2005. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2004)

** 10.31    Indemnification Agreement between the Company and Marshall J. Morris dated November 30, 2004. (Incorporated by reference from the Company’s Form 10-K dated December 31, 2004)

* 10.32    Second Amended and Restated Replacement Promissory Note in the amount of $1,290,477 dated as of December 29, 2005 made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

* 10.33    Fourth Amended and Restated Replacement Promissory Note in the amount of $5,441,315 dated as of December 29, 2005 made by CECO Environmental Corp. and payable to Green Diamond Oil Corp.

*;** 10.34    Stock Option Agreement for Ronald Krieg dated April 20, 2005.

*;** 10.35    Stock Option Agreement for Arthur Cape dated May 25, 2005.

10.36    Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company for the sale of the Cincinnati manufacturing and corporate office facilities dated June 20, 2005. (Incorporated by reference from the Company’s Form 10-Q dated June 30, 2005)

10.37    First Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company for the sale of the Cincinnati manufacturing and corporate office facilities dated July 14, 2005. (Incorporated by reference from the Company’s Form 10-Q dated September 30, 2005)

* 10.38    Purchase Agreement between The Kirk & Blum Manufacturing Company and Buckley Properties Co. for the purchase of Buckley’s manufacturing and corporate office facility dated September 7, 2005.

10.39    Second Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company for the sale of the Cincinnati manufacturing and corporate office facilities dated September 14, 2005 (Incorporated by reference from the Company’s Form 10-Q dated September 30, 2005)

10.40    Third Amendment and Assignment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company, Trademark Property Company and Millworks Town Center LLC for the

sale of the Cincinnati manufacturing and corporate office facilities dated October 19, 2005. (Incorporated by reference from the Company’s Form 10-Q dated September 30, 2005)

10.41    Credit Agreement between CECO Environmental and its affiliates and Fifth Third Bank dated December 29, 2005. (Incorporated by reference from the Company’s Form 8-K dated December 28, 2005)

10.42    Fourth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated December 29, 2005. (Incorporated by reference from the Company’s Form 8-K dated December 29, 2005)

* 10.43    Letter Agreement with Fifth Third Bank permitting use of proceeds from the exercise of warrants to pay accrued interest amounts due Green Diamond Oil Company on two subordinated notes.

10.44    Transition Agreement between H.M. White, Inc., H.M. White Holding Co., Inc. and HMW, LLC dated as of January 1, 2006. (Incorporated by reference from the Company’s Form 8-K dated February 1, 2006)

* 10.45    First Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated November 14, 2005.

* 10.46    Second Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated November 30, 2005.

* 10.47    Third Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated December 15, 2005.

* 10.48    Fourth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated January 13, 2006.

* 10.49    Fifth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated February 1, 2006.

* 10.50    Sixth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated February 15, 2006.

* 10.51    Seventh Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated March 8, 2006.

10.52    Fifth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated March 1, 2006. (Incorporated by reference from the Company’s Form 8-K dated March 1, 2006)

* 14    Code of Ethics

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
Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ PHILLIP DEZWIREK Phillip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	March 30, 2006

Principal Financial and Accounting Officer

/s/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	March 30, 2006

/s/ RICHARD J. BLUM Richard J. Blum, President, Director	March 30, 2006

/s/ JASON LOUIS DEZWIREK Jason Louis DeZwirek, Director	March 30, 2006

/s/ THOMAS J. FLAHERTY Thomas J. Flaherty, Director	March 30, 2006

/s/ RONALD E. KRIEG Ronald E. Krieg, Director	March 30, 2006

/s/ ARTHUR CAPE Arthur Cape, Director	March 30, 2006

/s/ DONALD A. WRIGHT Donald A. Wright, Director	March 30, 2006

CECO ENVIRONMENTAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    Battelle & Battelle LLP

Dayton, Ohio

March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CECO Environmental Corp.

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 31, 2005

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$310	$339
Accounts receivable, net	13,151	14,055
Costs and estimated earnings in excess of billings on uncompleted contracts	4,681	4,181
Inventories	1,981	1,689
Prepaid expenses and other current assets	1,672	1,515

Total current assets	21,795	21,779
Property and equipment, net	8,796	9,385
Goodwill, net	9,527	9,527
Intangible assets—finite life, net	658	737
Intangible assets—indefinite life	1,395	1,395
Deferred charges and other assets	729	618

	$42,900	$43,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$568	$4,188
Current portion of subordinated notes	1,000	—
Accounts payable and accrued expenses	12,017	12,175
Billings in excess of costs and estimated earnings on uncompleted contracts	3,766	3,470
Detachable stock warrants	842	36

Total current liabilities	18,193	19,869
Other liabilities	1,934	1,967
Debt, less current portion	6,214	4,549
Deferred income tax liability	3,143	2,462
Subordinated notes (including, related party—$6,633 and $6,884, respectively)	6,633	7,345

Total liabilities	36,117	36,192

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 10,168,479 and 10,168,479 shares issued in 2005 and 2004, respectively	102	102
Capital in excess of par value	15,017	15,017
Accumulated deficit	(7,072)	(6,637)
Accumulated other comprehensive loss	(791)	(760)

	7,256	7,722
Less treasury stock, at cost, 175,220 and 175,220 shares in 2005 and 2004, respectively	(473)	(473)

Total shareholders’ equity	6,783	7,249

	$42,900	$43,441

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	Dollars in thousands, except per share data
Net sales	$81,521	$69,366	$68,159

Costs and expenses:
Cost of sales, exclusive of items shown separately below	64,521	56,271	55,148
Selling and administrative	12,308	10,656	10,402
Depreciation and amortization	1,167	1,254	1,245

	77,996	68,181	66,795

Income from operations	3,525	1,185	1,364
Other (expense) income	(900)	200	213
Interest expense (including related party interest of $1,049, $873 and $817, respectively)	(2,413)	(2,561)	(2,611)

Income (loss) before income taxes	212	(1,176)	(1,034)
Income tax expense (benefit)	647	(248)	(367)

Net loss	$(435)	$(928)	$(667)

Net loss per share—basic and diluted	$(.04)	$(.09)	$(.07)

Weighted average number of common shares outstanding:
Basic and diluted	9,993,260	9,989,666	9,852,280

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumu- lated Deficit	Accumulated Other Compre- hensive Loss	Treasury Stock		Total	Total Compre- hensive Loss
	Shares	Amount				Shares	Amount
	Dollars in thousands
Balance, January 1, 2003	10,391	$104	$16,313	$(5,042)	$(865)	(801)	$(1,804)	$8,706
Net loss for the year ended December 31, 2003				(667)				(667)	$(667)
Issuance of common stock	13		20					20
Issuance of common stock under contingent stock warrants	382	4	(4)
Other comprehensive loss:
Minimum pension liability, net of tax $(20)					(29)			(29)	(29)

Balance, December 31, 2003	10,786	108	16,329	(5,709)	(894)	(801)	(1,804)	8,030	$(696)

Net loss for the year ended December 31, 2004				(928)				(928)	$(928)
Issuance of common stock	8		13					13
Treasury stock retirement	(626)	(6)	(1,325)	.		626	1,331
Other comprehensive loss:
Minimum pension liability, net of tax $90					136			136	136
Translation loss					(2)			(2)	(2)

Balance, December 31, 2004	10,168	102	15,017	(6,637)	(760)	(175)	(473)	7,249	$(794)

Net loss for the year ended December 31, 2005				(435)				(435)	$(435)
Other comprehensive loss:
Minimum pension liability, net of tax $(22)					(33)			(33)	(33)
Translation gain					2			2	2

Balance, December 31, 2005	10,168	$102	$15,017	$(7,072)	$(791)	(175)	$(473)	$6,783	$(466)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	Dollars in thousands
Cash flows from operating activities:
Net loss	$(435)	$(928)	$(667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,167	1,254	1,245
Non cash interest expense included in net loss	357	682	623
Non cash warrant valuation expense included in net loss	806	36	—
Non cash gains included in net loss	(81)	(74)	(213)
Non cash loss from disposal of fixed assets	174	—	—
Deferred income taxes	423	(553)	(310)
Changes in operating assets and liabilities:
Accounts receivable	904	(2,657)	639
Costs and estimated earnings in excess of billings on uncompleted contracts	(500)	(841)	784
Inventories	(292)	(114)	480
Prepaid expenses and other current assets	101	575	(72)
Deferred charges and other assets	(193)	—	(330)
Accounts payable and accrued expenses	(158)	2,795	(456)
Other liabilities	16	(547)	265
Billings in excess of costs and estimated earnings on uncompleted contracts	296	2,150	(332)
Other	1	104	(63)

Net cash provided by operating activities	2,586	1,882	1,593

Cash flows from investing activities:
Acquisitions of property and equipment and intangible assets	(661)	(472)	(112)
Proceeds from sale of property	—	—	1,568

Net cash (used in) provided by investing activities	(661)	(472)	1,456

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit line	(866)	874	(1,198)
Proceeds from issuance of stock	—	13	20
Repayments of debt	(1,088)	(2,094)	(3,129)
Proceeds from subordinated debt	—	—	1,200

Net cash used in financing activities	(1,954)	(1,207)	(3,107)

Net (decrease) increase in cash and cash equivalents	(29)	203	(58)
Cash and cash equivalents at beginning of year	339	136	194

Cash and cash equivalents at end of year	$310	$339	$136

Supplemental Schedule of Non-Cash Financing Activities:
Increase in principal balances of subordinated notes for accrued interest	$—	$1,532	$—

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2005	2004	2003
Cash paid (refunded) during the year for:
Interest	$1,514	$1,163	$1,331

Income taxes	$30	$(330)	$(183)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal businesses of CECO Environmental Corp. is to provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2005
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”)	100%
CECOaire Inc (“CAI”)	100%

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

Investments in marketable securities—Investments in marketable securities are generally comprised of corporate common stock securities. These investments generally are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in other (expense) income. Realized gains and losses are recorded based on the specific identification method. We did not have any investments of marketable securities at December 31, 2005, while at December 31, 2004 the fair value of investments in marketable securities totaled $99,000 all of which is restricted for bonding purposes. These investments are included in prepaid expenses and other current assets in the consolidated balance sheets.

Accounts Receivable—Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date unless otherwise determined by specific

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

contract. The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

The Company has a series of actions that occur based upon the aging of past due trade receivables, including letters, statements, direct customer contact and liens. Accounts are deemed uncollectible based on past account experience and current account financial condition.

Inventories—Prior to December 31, 2004, the Company valued the labor content of work-in-process and finished products inventories and substantially all steel inventories at the Company’s Cincinnati Facility (approximately 69% of total inventories at December 31, 2003) at the lower of cost or market using the last-in, first-out (LIFO) inventory costing method. The Company’s remaining inventories were valued at the lower of cost or market using the first-in, first-out (FIFO) inventory costing method. Effective December 31, 2004, management changed its method of accounting for the Company’s LIFO inventory to the FIFO method. Management believes the FIFO method is preferable because it provides for: a uniform costing method for all of the Company’s inventories; a better matching of costs to revenues; and a more meaningful presentation of the Company’s financial position by reflecting recent costs in the balance sheet. The LIFO method of inventory valuation for all classes of inventory approximated the FIFO value at December 31, 2003 and 2002, therefore, prior periods have not been restated for this accounting change. The effect of the change for the three months ended December 31, 2004 and the year ended December 31, 2004 was an increase to inventory of $108,000. The effect on net loss for the three months ended December 31, 2004 and the year ended December 31, 2004 was a reduction of $65,000. Loss per share was reduced for the three months ended December 31, 2004 and the year ended December 31, 2004 by $.01.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The ceasing of the amortization of such assets resulted in a reduction in amortization expense of $476,000 for the year ended December 31, 2002. During 2002, we evaluated the fair value of intangible assets with indefinite lives and goodwill and determined that the fair values were in excess of the carrying values of such assets. In the fourth quarter of 2005, we completed our annual tests for impairment and determined that the fair values of these net assets continue to be in excess of the carrying values of such assets.

Cash Surrender Value of Life Insurance—We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is recorded to interest expense and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $384,000, $425,000 and $423,000 as of December 31, 2005, 2004 and 2003, respectively. The net cash surrender value approximates fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $71,000, $405,000 and $348,000 for 2005, 2004 and 2003, respectively.

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

Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. Our reserve for estimated losses on uncompleted contracts is $6,000 and $12,000 as of December 31, 2005 and 2004, respectively. No provision for estimated losses on uncompleted contracts was necessary at December 31, 2003.

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

For the Years Ended December 31, 2005, 2004 and 2003

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

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $157,000, $120,000 and $171,000 in 2005, 2004 and 2003, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $10,000, $16,000 and $28,000 in 2005, 2004 and 2003, respectively.

Earnings per share—For the years ended December 31, 2005, 2004 and 2003, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 9,993,260, 9,989,666 and 9,852,280, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,548,700, 3,553,700 and 3,453,700 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations for any year presented.

Stock-based compensation—We apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for stock option plans. Under such method, compensation is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the employee is required to pay. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option or purchase price, if any, are known. We did not incur any compensation expense in 2005, 2004 or 2003 related to our stock option plans. We adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related pronouncements.

The following table compares 2005, 2004 and 2003 as reported to the pro forma results, considering both options and warrants discussed in Note 11, had we adopted the expense recognition provision of SFAS No. 123:

	2005	2004	2003
	Dollars in thousands except per share data
Net loss as reported	$(435)	$(928)	$(667)
Deduct: compensation cost based on fair value recognition, net of tax	(39)	(50)	(368)

Pro forma net loss under SFAS No. 123.	$(474)	$(978)	$(1,035)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.09)	$(0.07)
Pro forma under SFAS No. 123	(0.05)	(0.10)	(0.11)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Recent accounting pronouncements—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on our Condensed Consolidated Financial Statements.

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

We are currently evaluating the requirements of this standard. We expect that the effect on net income and earnings per share in the periods following adoption will be consistent with amounts reported in our pro forma disclosures under FAS 123 (see Note1). However, the actual effect on net income and earnings per share will vary depending on the terms and number of options ultimately granted.

2.    Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2005 and 2004 except for subordinated notes for which fair value was $7,307,000 and $7,142,000 at December 31, 2005 and 2004, respectively.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The fair value of marketable securities, all of which are restricted for bonding purposes, at December 31, 2005 and 2004 totaled $0 and $99,000 respectively. The carrying values of these financial instruments approximate fair value at December 31, 2005.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

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

Union Contracts:

As of December 31, 2005, the Company’s continuing operations included approximately 444 employees. Approximately 325 employees are represented by international or independent labor unions, under various contracts that expire in the years 2006 through 2008.

3.    Accounts Receivable

$ in thousands	2005	2004
Trade receivables	$2,542	$1,784
Contract receivables	10,933	12,588
Allowance for doubtful accounts	(324)	(317)

	$13,151	$14,055

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $374,000 and $549,000 at December 31, 2005 and 2004, respectively. Retainage receivables on contracts in progress are generally collected within twelve months.

Provision for doubtful accounts was approximately $136,000, $283,000 and $201,000 during 2005, 2004 and 2003, respectively, while accounts charged to the allowance were $130,000 $236,000 and $131,000 during 2005, 2004 and 2003, respectively.

4.    Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2005	2004
Costs incurred on uncompleted contracts	$34,292	$25,937
Estimated earnings	5,547	4,092

	39,839	30,029
Less billings to date	(38,924)	(29,318)

	$915	$711

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,681	$4,181
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,766)	(3,470)

	$915	$711

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

5.    Inventories

$ in thousands	2005	2004
Raw material and subassemblies	$1,107	$888
Finished goods	160	251
Parts for resale	814	660
Obsolescence allowance	(100)	(110)

	$1,981	$1,689

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0, $110,000 and $0 during 2005, 2004 and 2003. Items charged to allowance for inventory recoveries were $10,000, $0 and $0 during 2005, 2004 and 2003.

6.    Property and Equipment

$ in thousands	2005	2004
Land	$1,460	$1,460
Building and improvements	4,174	4,140
Machinery and equipment	11,253	10,875

	16,887	16,475
Less accumulated depreciation	(8,091)	(7,090)

	$8,796	$9,385

Depreciation expense was $1.1 million for 2005, 2004 and 2003, respectively

7.    Goodwill and Intangible Assets

$ in thousands	2005	2004
Goodwill	$9,527	$9,527

Intangible assets—finite life	$1,346	$1,346
Less accumulated amortization	(688)	(609)

	$658	$737

Intangible assets—indefinite life	$1,395	$1,395

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. Amortization expense was $79,000, $79,000 and $78,000 for 2005, 2004 and 2003, respectively. Amortization of finite life intangible assets over the next five years is $78,000 in 2006 and 2007 and $77,000 in 2008, 2009 and 2010.

8.    Accounts Payable and Accrued Expenses

$ in thousands	2005	2004
Trade accounts payable	$8,257	$9,762
Compensation and related benefits	1,240	901
Accrued interest	1,439	655
Other accrued expenses	1,081	857

	$12,017	$12,175

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

9.    Debt

$ in thousands	2005	2004
Bank credit facility	$6,782	$8,737
Less current portion	(568)	(4,188)

	$6,214	$4,549

In December 2005, we refinanced our bank credit facility aggregating $16.1 million consisting of $3.1 million in term loans and a $13 million revolving credit line. Interest is charged based on the bank’s prime rate plus 2.0 percentage points on the credit facility and plus 2.25 points on the term loan (9.25% and 9.5% at December 31, 2005).

At December 31, 2005, the revolving credit line, permits borrowings of up to the lesser of 1) $13 million less outstanding letters of credit, or 2) borrowings which are limited to 70% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under our revolving credit facility were $4.3 and $5.1 million at December 31, 2005 and 2004, respectively. Amounts borrowed were $3.7 and $4.5 million at December 31, 2005 and 2004, respectively. Amounts outstanding under letters of credit were $979,000 and $365,000 at December 31, 2005 and 2004, respectively. The line of credit matures January 31, 2007.

On May 7, 2003, we received approximately $1.6 million in cash proceeds from the sale and leaseback of our Conshohocken, Pennsylvania property. Approximately $700,000 was used to reduce the revolving line of credit and the balance was used to reduce term debt.

Maturities of all long-term debt over the next five years are estimated as follows:

December 31,	Maturities
$ in thousands
2006	568
2007	6,214
2008	—
2009	—
2010	—
Thereafter	—

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.    Subordinated Notes

$ in thousands	2005	2004
Subordinated Notes due 2006, 12%	$1,000	$1,000
Subordinated Notes due 2007, 12%	5,343	5,055
Subordinated Note due 2007, 6%	1,290	1,290

	7,633	7,345
Less current portion	1,000	—

	$6,633	$7,345

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

During December 1999, as part of our refinancing activities (that were accomplished at the same time as the acquisition of K&B and kbd/Technic), we obtained $4.0 million of subordinated debt financing from Green Diamond Oil Corp., a company beneficially owned by two of our major shareholders. In addition, we obtained $1.0 million of subordinated debt financing with two unrelated parties. Interest on the notes accrues semi-annually at a rate of 12% per annum. The notes are subject to a subordination agreement and amendments to the Bank Credit Facility.

The notes provided for the issuance to the holders detachable stock warrants that expire December, 2009 (see Note 11). The fair value of the warrants was determined to be $1.8 million at the date of issuance and the subordinated debt was discounted by such amount. The discount is being amortized as a component of interest expense over the life of the subordination which matures in May 2006. The amortization of the discount was approximately $288,000, for each of the years ended December 31, 2005, 2004 and 2003, respectively. The effective annualized interest rate on the subordinated debt obligations is 17.75%, after taking into account the value of the warrants.

On September 30, 2003, $1.2 million of subordinated debt was raised from a related party with a maturity of April 1, 2007 and interest rate of 6% per annum. This debt is subordinated to the Bank Credit Facility and the subordinated debt originally issued in December 1999. The entire principal balance of this obligation will be due upon maturity. Proceeds were used to reduce the revolving line of credit. In connection with this agreement, accrued interest on the subordinated note totaling $77,000 and $90,000 at December 31, 2005 and 2004, respectively, was not paid.

On December 30, 2004, the subordinated notes with Green Diamond were amended to include the accrued interest on these notes through December 31, 2004 in the principal balance. The principal balance for the $4.0 million subordinated note was increased by the accrued interest of $1.4 million to $5.4 million, and the principal balance for the $1.2 million subordinated note was increased by $90,000 to $1.3 million, and the maturity date was extended to January 1, 2007. Accrued interest on subordinated notes was $1,210,366 at December 31, 2005 and $372,352 at December 31, 2004. Such interest may be paid in the future upon agreement with the financial institution.

11.    Shareholders’ Equity

Stock Option Plan

We maintain a stock option plan for our employees. Generally, options are exercisable one year from the date of grant, at the rate of 20% each year over the following five years and expire between five and ten years from the date of grant. There are 1,500,000 shares of our common stock that have been reserved for issuance under this plan.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The status of our stock option plan is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	268,700	$2.53	168,700	$2.54	166,000	$2.60
Granted	55,000	2.90	100,000	2.53	10,000	1.90
Forfeited	(60,000)	—	—	—	(7,300)	3.02

Outstanding, end of year	263,700	2.64	268,700	2.53	168,700	2.54

Options exercisable at year end	171,200		174,700		130,700

Available for grant at end of year	1,234,800		1,231,300		1,331,300

For the years ended December 31, 2005, 2004 and 2003, no compensation expense was recognized under stock-based employee compensation plans.

The range of exercise prices on shares outstanding as of December 31, 2005 was as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$1.70 – 2.82	180,000	$2.25	4 – 9	140,000	$2.12
$3.35 – 3.88	83,700	$3.49	2 – 9	31,200	$3.66

The fair value of the options and warrants granted, which is amortized to expense over the option vesting period in determining the pro forma impact under SFAS No. 123, is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life of the options valued in 2005, 2004 and 2003 is 10 years. The risk free interest rate used was 4.38% in 2005, 2.7% in 2004 and 4.5% in 2003. The expected volatility of the Company’s stock used in 2005, 2004 and 2003 was 67%, 67% and 70%, respectively. The expected dividend yield used in 2005, 2004 and 2003 was 0%.

The weighted average fair values at the date of grant for options and warrants granted during 2005 and 2004 was $2.90 and $2.53, respectively.

We may grant the right to purchase restricted shares of our common stock. Such shares are subject to restriction on transfer under Federal securities laws. During October 2001, we granted options to Jason Louis DeZwirek, a related party and a member of the Board of Directors, to purchase up to 25,000 shares of our common stock, exercisable at any time between April 5, 2002 and October 5, 2011, inclusive, at a price of $2.01, the fair market value at date of grant. Mr. DeZwirek exercised these options on January 6, 2006.

Employee Stock Purchase Plan

Prior to 2005, we maintained an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees could purchase through the initial twelve-month offering and through

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of our common stock, subject to certain limitations. The purchase price of each share was 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option could not exceed 10% of the employee’s base compensation. There were 250,000 shares made available for purchase under the plan. During 2004, 2003 and 2002, we issued 8,285, 13,001 and 12,949 shares, respectively, under this plan at amounts that approximated fair value. We terminated the plan during the first part of 2005.

Warrants to Purchase Common Stock

In December 2001, warrants to purchase 1,000,000 shares of common stock at $2.25 per share were exercised; 800,000 shares by the Green Diamond Oil Corp. and 200,000 shares by two unrelated subordinated debt lenders. Gross proceeds of $2,250,000 were received from the exercise of the warrants and were used to pay down the bank credit facility.

On December 31, 2001, we issued 706,668 shares of common stock at a price of $3.00 per share, and issued detachable stock warrants to purchase 353,334 shares of common stock at an initial exercise price of $3.60 per share to a group of accredited investors (the “Investors”). Gross proceeds of $2,120,000 were received from the issuance of these shares and were used to pay down the bank credit facility.

The right to purchase shares under the warrants vest immediately upon the issuance of the warrants, and the warrants contain various features to protect the Investors in the event of a merger or consolidation and from dilution in the event of a stock issuance at prices below the exercise price.

We prepared and filed with the SEC a registration statement within 90 days of the issuance of such warrants and caused the registration statement to become effective within 150 days of the issuance. We valued these warrants at $36,000 as of December 31, 2004. At December 31, 2005 the fair value of the warrants increased to $842,000 and $806,000 was recorded as other expense in the 2005 consolidated financial statements.

In connection with this transaction, we were required to issue additional shares based on an earnings formula computed from fiscal year 2002 results (as defined in the Investors’ Subscription Agreement) to the Investors, at no additional cost to the Investors. Based on the results of the earnings formula, approximately 382,000 additional shares were issued to the Investors in 2003.

In connection with the issuance of the common shares and warrants to the investors, we estimated $440,000 of issuance costs and issued warrants to purchase 14,000 shares of common stock at an initial exercise price of $3.60. The fair value of the warrants, valued by our management at $32,000 has been included as issuance costs and recorded as a liability in other liabilities in the accompanying consolidated financial statements. The total issuance costs including the fair value of the warrants to purchase 14,000 shares of common stock were allocated to common stock, detachable stock warrants and contingent stock warrants based on their respective fair market values.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Related Party and Other

In December 1999, warrants were issued to the subordinated lenders (see Note 10) to purchase up to 1,000,000 shares (900,000 of which are related party at December 31, 2003) of our common stock for $2.25 per share which was the fair market value on the date granted. As noted above, these warrants were exercised in 2001. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of our common stock into which the warrants are convertible. Our management valued the detachable stock warrants at $1.8 million and discounted the subordinated debt obligations by such amount (see Note 10) and recorded additional capital in excess of par value at December 31, 1999.

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

Treasury Stock

In 2002, we purchased 37,300 shares of our common stock as treasury shares at a total cost of $118,000. During the fourth quarter of 2004 we retired 626,000 shares of common stock previously held as treasury shares.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2005 and 2004, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2005	2004	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,914	$4,825	$500	$531
Service cost	131	119	—	—
Interest cost	277	283	26	29
Actuarial (gain)/loss	(48)	(117)	8	18
Benefits paid	(210)	(196)	(72)	(78)

Projected benefit obligation at end of year	5,064	4,914	462	500

Change in plan assets:
Fair value of plan assets at beginning of year	3,304	2,679	—	—
Actual return on plan assets	157	241	—	—
Employer contribution	398	580	73	78
Benefits paid	(210)	(196)	(73)	(78)

Fair value of plan assets at end of year	3,649	3,304	—	—

Funded status	(1,415)	(1,610)	(462)	(500)
Unrecognized prior service cost	52	60	—	—
Unrecognized net actuarial loss/(gain)	1,613	1,602	30	22

Net prepaid benefit cost/(accrued benefit liability)	$250	$52	$(432)	$(478)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$250	$51	$—	$—
Accrued benefit liability	(1,371)	(1,323)	(432)	(478)
Intangible asset included in deferred charges and other assets	52	60	—	—
Accumulated other comprehensive income, net	1,319	1,264	—	—

Net amount recognized	$250	$52	$(432)	$(478)

Weighted-average assumptions at December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	N/A	N/A

The accumulated benefit obligation for our defined benefit plans was $4.8 million and $4.6 million at December 31, 2005 and 2004, respectively. Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2004 is as follows:

	2005	2004
Projected benefit obligation	$5,064	$4,914
Accumulated benefit obligation	4,770	4,576
Fair value of plan assets	3,649	3,304

Based on current assumptions, estimated contributions of $483,000 may be required in 2006 for the pension plan and $69,000 for the retiree healthcare plan.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

In accordance with SFAS 87, “Employers’ Accounting for Pensions”, additional liabilities to recognize the required minimum liability were as follows:

	2005	2004
Minimum liability included in other comprehensive income:
Increase (decrease) in minimum liability in other comprehensive income	$55	$(226)

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Service cost	$131	$119	$100
Interest cost	277	284	279
Expected return on plan assets	(303)	(253)	(211)
Net amortization and deferral	94	115	114

Net periodic benefit cost	$199	$265	$282

The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $26,000, $29,000 and $33,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

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

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2006	Percentage of Plan Assets
		2005	2004
Asset Category:
Equity Securities	55%	62%	51%
Debt Securities and cash	45%	38%	49%

Total	100%	100%	100%

Estimated pension plan cash obligations are $251,000, $255,000, $260,000, $280,000 and $291,000 for 2006 – 2010, respectively and $1,799,000 over the next five years.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.9 million, $1.9 million and $2.0 million for 2005, 2004 and 2003, respectively.

We sponsor a profit sharing and 401(k) savings retirement plan for K&B non-union employees. The plan covers substantially all employees who have one year of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 15%. We provide matching contributions of 50% of the first 6% of employee contributions. We also have made matching contributions and discretionary contributions of $52,000, $45,000 and $51,000 during 2005, 2004 and 2003, respectively.

We also sponsor a 401(k) Savings and Retirement Plan which covers substantially all of CFI’s employees. Under the terms of the Plan, employees can contribute between 1% and 22% of their annual compensation to the Plan. We match 50% of the first 6%. Plan expense for the years ended December 31, 2005, 2004 and 2003 was $27,000, $27,000 and $33,000 respectively.

In January 2006, these two plans will be merged into one plan. Under the terms of the combined plan, employees may contribute up to 15% of their pay and we will match 50% of the first 6% of employee contributions.

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2006	$561
2007	364
2008	332
2009	287
2010	243

$1,787

Total rent expense under all operating leases for 2005, 2004 and 2003 was $613, $671 and $651, respectively.

Employment Agreements

In December 1999, we entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. In December 2005 these agreements expired and it is anticipated that new agreements will be entered into with two of the three former owners in April 2006.

It is anticipated that the new agreements will provide for annual salaries and a bonus, for each of the next three years, based on an incentive compensation plan tied to financial performance and attainment of goals. No amounts have been paid in connection with these employment agreements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

$ in thousands	2005	2004	2003
Current:
Federal	$—	$66	$16
State	215	239	(73)

	215	305	(57)

Deferred:
Federal	328	(413)	(306)
State	104	(140)	(4)

	432	(553)	(310)

	$647	$(248)	$(367)

The income tax provision (benefit) differs from the statutory rate due to the following:

	2005	2004	2003
Tax expense (benefit) at statutory rate	$74	$(400)	$(352)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	24	65	(51)
Permanent differences, principally warrants and interest	415	95	34
Other	134	(8)	2

	$647	$(248)	$(367)

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

	2005	2004
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$500	$546
Deferred state taxes	215	173
Reserves on assets	141	124
Inventory	(402)	(647)

Current deferred tax asset (included in prepaid expenses and other current assets in 2005 and in accounts payable and accrued expenses in 2004 in the consolidated balance sheets)	454	196

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(2,859)	(3,086)
Goodwill and intangibles	(1,378)	(1,349)
Other liabilities	14	46
Non-compete agreement	221	246
Minimum pension liability	528	506
Federal and state net operating loss carryforwards	264	1,076
AMT credit carryforward	67	67
Other	—	32

Net noncurrent deferred income tax liability	(3,143)	(2,462)

Net deferred tax liability	$(2,689)	$(2,266)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Gross deferred tax assets were $2.0 and $2.8 million at December 31, 2005 and 2004, respectively. Gross deferred tax liabilities were $4.7 and $5.1 million at December 31, 2005 and 2004, respectively.

We have Federal net operating loss carryforwards of approximately $575,000 at December 31, 2005 to be utilized in future years, which begin to expire in 2021. Additionally, we have state net operating loss carryforwards of $827,000 at December 31, 2005.

We file a consolidated Federal income tax return.

15.    Related Party Transactions

During 2005, we reimbursed Green Diamond Oil Corp. $5,000 per month for use of the space and other office expenses of our Toronto office. In 2005, 2004 and 2003, reimbursements were $60,000, $60,000 and $60,000 respectively. During 2005, 2004 and 2003, we paid fees of $340,000, $340,000 and $250,000 respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond.

16.    Backlog of Uncompleted Contracts from Continuing Operations

Our backlog of uncompleted contracts from continuing operations was $28.9 million and $20.7 million at December 31, 2005 and 2004, respectively.

17.    Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

$ in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2005
Net Sales	$15,055	$20,015	$23,442	$23,009	$81,521
Income from operations	(960)	1,192	1,257	2,036	3,525
Net income (loss)	(632)	235	355	(393)	(435)
Basic and diluted earnings (loss) per share	(0.06)	0.02	0.04	(0.04)	(0.04)

Year ended December 31, 2004
Net Sales	$14,074	$15,071	$18,566	$21,655	$69,366
Income from operations(1)	(169)	93	736	525	1,185
Net income (loss)(1, 2)	(421)	(282)	285	(510)	(928)
Basic and diluted earnings (loss) per share	(0.04)	(0.03)	0.03	(0.05)	(0.09)

(1)	Includes $677,000 in additional cost of sales during the fourth quarter for year end physical inventory adjustments totaling $486,000 and additional expense associated with workers compensation and unemployment totaling $191,000.
(2)	Includes other income of $162,000 during the fourth quarter related to a dividend from Factory Power which was an investment accounted under the cost method of accounting.