Form 10-Q
period 2006-03-31
CECO ENVIRONMENTAL CORP
filed 2006-05-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Class: Common, par value $.01 per share outstanding at May 4, 2006 - 11,217,780

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2006

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322	$310
Accounts receivable, net	18,742	13,151
Costs and estimated earnings in excess of billings on uncompleted contracts	4,887	4,681
Inventories	2,294	1,981
Prepaid expenses and other current assets	2,129	1,672

Total current assets	28,374	21,795

Property and equipment, net	8,861	8,796
Goodwill, net	9,527	9,527
Intangibles – finite life, net	638	658
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	515	729

	$49,310	$42,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$8,174	$568
Current portion of subordinated notes	—	1,000
Accounts payable and accrued expenses	12,194	12,017
Billings in excess of costs and estimated earnings on uncompleted contracts	7,307	3,766
Detachable stock warrants	1,946	842

Total current liabilities	29,621	18,193
Other liabilities	1,861	1,934
Debt, less current portion	—	6,214
Deferred income tax liability	3,143	3,143
Subordinated notes (related party - $5,715 and $6,633, respectively)	6,715	6,633

Total liabilities	41,340	36,117

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,202,780 and 10,168,479 shares issued in 2006 and 2005	112	102
Capital in excess of par value	16,810	15,017
Accumulated deficit	(7,808)	(7,072)
Accumulated other comprehensive loss	(789)	(791)

	8,325	7,256
Less treasury stock, at cost, 137,920 shares in 2006 and 175,220 in 2005	(355)	(473)

Total shareholders’ equity	7,970	6,783

	$49,310	$42,900

The notes to consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Net sales	$24,382	$15,055

Costs and expenses:
Cost of sales, exclusive of items shown separately below	20,249	12,882
Selling and administrative	3,145	2,841
Depreciation and amortization	292	292

	23,686	16,015

Income (loss) from operations	696	(960)

Other (expense) income	(1,080)	50

Interest expense (including related party interest of $232 and $259, respectively)	(571)	(597)

Loss before income taxes	(955)	(1,507)

Income tax benefit	(219)	(875)

Net loss	$(736)	$(632)

Per share data:
Basic and diluted net loss	$(.07)	$(.06)

Weighted average number of common shares outstanding:
Basic and diluted	10,913,503	9,993,260

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(736)	$(632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	292	292
Non cash interest expense included in net loss	118	89
Non cash warrant valuation expense (gains) included in net loss	1,104	(31)
Non cash gains included in net loss	(22)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(5,591)	3,631
Inventories	(313)	(176)
Costs and estimated earnings in excess of billings on uncompleted contracts	(206)	3
Prepaid expenses and other current assets	(457)	(831)
Deferred charges and other assets	163	133
Accounts payable and accrued expenses	177	(3,182)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,541	1,167
Other	(48)	3

Net cash (used in) provided by operating activities	(1,978)	447

Net cash used in investing activities - acquisition of property and equipment	(335)	(228)

Cash flows from financing activities:
Proceeds from exercise of warrants & options not under plan	1,769	—
Proceeds from exercise of stock options	137	—
Compensation expense – stock options	15	—
Subordinated debt repayments	(988)	—
Short-term debt borrowings (repayments)	1,392	(156)

Net cash provided by (used in) financing activities	2,325	(156)

Net increase in cash	12	63
Cash and cash equivalents at beginning of the period	310	339

Cash and cash equivalents at end of the period	$322	$402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$1,136	$495

Income taxes	$152	$95

The notes to consolidated financial statements are

an integral part of the above statement

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements and significant accounting policies.

The accompanying unaudited consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and of cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation –

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 are $14,600 and $9,600 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been unchanged if the Company had not adopted SFAS No. 123(R). See further discussion in Note 8.

Prior to January 1, 2006, the company applied the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was reflected in the financial statements as the exercise price of options granted to employees and non-employee directors equaled the fair market value of the Company’s common shares on the date of grant. The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net income and earnings per share for the three month period ended March 31, 2005 would have been as follows:

(In thousands except earnings per share)	Three months ended March 31, 2005
Net loss as reported	$(632)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(8)

Pro forma net loss	(640)

Earnings per common share
Basic and diluted
As reported	$(0.06)
Pro forma	$(0.06)

2.	New Accounting Standards

None

3.	Inventories

$ in thousands	March 31, 2006	December 31, 2005
Raw materials and subassemblies	$1,196	$1,107
Finished goods	298	160
Parts for resale	800	814
Reserve for obsolescence	—	(100)

	$2,294	$1,981

4.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the consolidated financial statements herein reflect the operating results of the segment.

5.	Earnings Per Share

For the three months ended March 31, 2006 and 2005, both basic weighted average common shares outstanding and diluted average common shares outstanding were 10,913,503 and 9,993,260, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 2,482,100 and 3,553,700 shares for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Debt

Total bank debt at March 31, 2006 was $8.2 million and $6.8 million at December 31, 2005. Unused credit availability under our $13.0 million revolving line of credit at March 31, 2006 was $7.0 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In December 2005, we refinanced our bank credit facility aggregating $16.1 million consisting of $3.1 million in term loans and a $13.0 million revolving credit line. Interest is charged based on the bank’s prime rate plus 2.0 percentage points on the credit facility and plus 2.25 points on the term loan (9.75% and 10.0% at March 31, 2006).

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31,
	2006	2005
Retirement plan:
Service cost	$32	$33
Interest cost	71	69
Expected return on plan assets	(84)	(76)
Amortization of prior service cost	2	2
Amortization of net actuarial (gain)/loss	23	22

Net periodic benefit cost	$44	$50

Health care plan:
Interest cost	$6	$7

We made contributions to our defined benefit plans in the first quarter of 2006 totalling $90,000. We anticipate contributing $393,000 to fund the pension plan and $69,000 for the retiree health care plan during the remainder of fiscal of 2006.

8.	Equity Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ending prior to January 1, 2006 have not been restated. Prior to January 1, 2006, the Company had

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and booked no compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value at date of grant or award and are issued as new shares by the company’s transfer agent. Options granted to non-employee directors typically vest at 5,000 shares per year and options granted to employees typically become exercisable at 20% or 25% per year beginning one year after the date of grant. The Compensation Committee may, at its discretion, establish other vesting periods when appropriate. The number of shares reserved for issuance is 1.5 million, of which 1.2 million shares were available for future grant or award as of March 31, 2006. This plan allows for the grant of incentive stock options and non-qualified stock options. As of March 31, 2006, a total of 217,100 options for common shares were outstanding and of these, a total of 134,600 options for common shares were vested and exercisable. The approximate unvested stock option expense as of March 31, 2006 that will be recorded as expense in future periods is $157,000. The weighted average time over which this expense will be recorded is approximately 23 months.

SFAS No. 123 was effective for the Company through December 31, 2005 and required, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. See Note 1 for this information. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. There have been no stock option grants during the quarter ended March 31, 2006.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after January 1, 2006. Accordingly, an expense of $14,600 was recorded in the first quarter of fiscal 2006. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets.

Awards granted prior to January 1, 2006:

Prior to January 1, 2006, the Company applied the provisions of APB No. 25 and no compensation expense was recorded in the financial statements. The Company had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

Compensation cost for the outstanding stock options as of January 1, 2006, for which the requisite service has not been rendered, will be recognized over their remaining vesting periods. The compensation cost for these outstanding options will be based upon their originally calculated fair values as used in pro forma disclosures under SFAS 123, except that the Company will discontinue its previous method of recognizing forfeitures only as they occur. As of January 1, 2006, the Company has estimated the number of these outstanding options which will be forfeited prior to vesting and has accordingly adjusted compensation expense for these options going forward.

As no compensation expense has previously been recorded in the Company’s financial statements for these outstanding options, no cumulative effect of a change in accounting principle is required as of January 1, 2006.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Awards granted after adoption of SFAS 123(R):

For new awards granted after adoption of SFAS 123(R), the Company will utilize the Black-Scholes option pricing model to determine grant-date fair value, using the following assumptions:

•	Expected Volatility will be based upon the historical volatility of the Company’s stock price for a period of time commensurate with the expected term of the option. The frequency of price observations is expected to be based on weekly values.

•	The Expected Term for “plain vanilla” options granted through December 31, 2007 will be calculated using the simplified method as permitted under the guidelines of SAB 107.

•	The Expected Term for all other options will be determined using the Company’s best estimate of the expected terms of such options. The Company will consider historical exercise behavior and other supportable information when determining such expected terms.

•	The Risk-Free Interest Rate will be determined based upon the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Expected Term.

•	No assumptions are currently being made for Expected Dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

The fair value of the granted options will be recorded as compensation expense on a straight-line basis over the vesting period of the option. The amount of compensation cost recognized at any date (for graded-vesting options) will be at least equal to the portion of the grant-date value of the award that is vested at that date. As required under SFAS 123(R), the Company will estimate, upon issuance of grants, the number of shares to be forfeited prior to vesting and will adjust compensation expense accordingly. This estimate will be reviewed periodically and updated as necessary.

Information related to all stock options for the quarter ended March 31, 2006 is shown in the table below:

	Three Months Ended March 31, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/05	264	$2.64
Granted	—	—
Forfeitures	—	—
Exercised	(47)	2.93

Outstanding at 3/31/06	217	$2.58	7.5 years	$1,343

Exercisable at 3/31/06	135	$2.30	6.0 years	$873

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company received $137,000 of cash from employees who exercised 47,000 options during the three months ended March 31, 2006. The intrinsic value of these exercised options totaled $210,000 The company has a net operating loss carryforward and, as a result, the tax benefit and credit to additional paid-in capital for the excess deduction will not be recognized until that future deduction reduces taxes payable.

Information related to unvested stock options for the quarter ended March 31, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding unvested stock options at 12/31/05	93	$3.09

Granted	—	n/a
Vested	(10)	$3.45
Forfeitures	—	n/a
Exercised	—	n/a

Outstanding unvested stock options at 3/31/06	83	$3.25	9.4 years

Information related to vested stock options for the quarter ended March 31, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding vested stock options at 12/31/05	171	$3.09

Granted	—	n/a
Vested	10	$3.45
Forfeitures	—	n/a
Exercised	(46)	n/a

Outstanding vested stock options at 3/31/06	135	$2.30	6.0 years

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2. Results of Operations

The Company’s consolidated statements of operations for the three-month period ended March 31, 2006 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2006	2005
Sales	$24.4	$15.1
Cost of sales	20.3	12.9

Gross profit (excluding depreciation and amortization)	$4.1	$2.2
Percent of sales	17.0%	14.4%

Selling and administrative expenses	$3.1	$2.8
Percent of sales	12.9%	18.9%

Operating income (loss)	$.7	$(1.0)
Percent of sales	2.9%	(6.4)%

Consolidated net sales for the first quarter were $24.4 million, an increase of 62% or $9.3 million compared to the same quarter in 2005. Slightly increased sales from our component parts and duct products coupled with significant increases in construction revenues and equipment revenues accounted for the increase in sales.

In total, orders booked in 2006 increased to $ 36.0 million as compared to $17.1 million during the first quarter of 2005. This was an increase of $18.9 million or 111%.

First quarter 2006 gross profit was $4.1 million (17.0%) compared to gross profit of $2.2 million (14.4%) during the same period in 2005. This increase was due to higher margins on construction and equipment contracts.

Selling and administrative expenses increased by $304,000 or 10.7% to $3.1 million during the first quarter of 2006 from $2.8 million in the same period of 2005. This was due to increases in salary & wage expenses, legal & professional costs related to SEC filings and administrative expenses related to the addition of H.M. White, Inc.

Depreciation and amortization remained constant at $292,000 during the three months ended March 31, 2006 and the three months ended March 31, 2005.

Operating income increased by $1.7 million to $696,000 in the first quarter of 2006 compared to an operating loss of ($960,000) during the same quarter of 2005. This increase was due to much higher sales volumes and higher margins on construction and equipment contracts.

Other expense was $1.1 million in the first quarter of 2006 compared to other income of $50,000 in the first quarter of 2005. The first quarter of 2006 includes a non-cash charge of $1.1 million for the fair market value adjustment of detachable stock warrants. These detachable stock warrants will either be exercised or will expire in 2006. In either event, the cumulative market value adjustments previously charged to expense will reverse through the income statement.

Interest expense for the three months ended March 31, 2006 decreased slightly by $26,000 to $571,000 from $597,000 during the first quarter of 2005. This decrease was due to lower interest rates off set by higher borrowings to finance the increased sales activities.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Federal and state income tax benefit was $ 219,000 during the first quarter of 2006 and $875,000 during the first quarter of 2005. The estimated federal and state income tax rate in the first quarter of 2006 was 23%, compared to 58% in 2005. Our statutory income tax rate is affected by certain permanent differences including expenses for market valuation of warrants and non-deductible interest expense.

Net loss for the quarter ended March 31, 2006 was $736,000 compared with a net loss of $632,000 for the same period in 2005.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of March 31, 2006 was $40.5 million compared to $28.9 million as of December 31, 2005. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under its revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on the Company’s outstanding senior debt, working capital and other general corporate requirements.

At March 31, 2006 and December 31, 2005, cash and cash equivalents totaled $322,000 and $310,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of March 31, 2006 was $8.2 million and $6.8 million at December 31, 2005. Unused credit availability under our $13.0 million revolving line of credit at March 31, 2006 was $7.0 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In December 2005, we refinanced our bank credit facility aggregating $16.1 million consisting of $3.1 million in term loans and a $13 million revolving credit line. Interest is charged based on the bank’s prime rate plus 2.0 percentage points on the credit facility and plus 2.25 points on the term loan (9.75% and 10.0% at March 31, 2006).

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2006	2005
Net cash (used in) provided by operating activities	$(1,978)	$447
Net cash used in investing activities	(335)	(228)
Net cash provided by (used in) financing activities	2,325	(156)

Net increase	$12	$63

Due to significant increases in sales volume which typically causes an increase working capital requirements, cash used in operating activities increased by $2.4 million to $2.0 million in 2006 compared to cash provided by operations of $447,000 in 2005. Cash was used for increases in accounts receivable of $5.6 million, inventory increases of $313,000 and increases in prepaid expenses of $457,000. Cash was provided by increases in billings in excess of costs and estimated earnings on uncompleted contracts of $3.5 million. Non cash warrant valuation expenses of $1.1 million were included in our net loss. Other changes in working capital items provided cash of $ 524,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2006 and December 31, 2005 was $6.6 million and $4.8 million respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $335,000 for the first three months of 2006 compared with $228,000 for the same period in 2005. We are managing our capital expenditure spending in light of the current level of sales. With sales increasing significantly in 2006, we anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property. We are continuing our discussions with a potential purchaser for the sale of our Cincinnati property. The proceeds from this sale would be used to finance the acquisition of a replacement property. It is anticipated that the replacement property will cost significantly less than the current facility and the net transaction would result in the creation of additional working capital.

Financing activities provided cash of $2.3 million during the first three months of 2006 compared with cash used of $156,000 during the same period of 2005. Cash was provided by proceeds from the exercise of warrants in the amount of $1.9 million and borrowings on the bank credit facility of $1.4 million. Cash was used to pay a portion of the subordinated debt which represented previously capitalized accrued interest.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

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

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 Letter Agreement with Fifth Third Bank. (Incorporated by reference from the Company’s 10-K dated December 31, 2005.)

10.2 Transition Agreement between H.M. White, Inc., H.M. White Holding Co., Inc. and HMW, LLC dated as of January 1, 2006. (Incorporated by reference from the Company’s Form 8-K dated February 1, 2006)

10.3 Fourth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated January 13, 2006. (Incorporated by reference from the Company’s 10-K dated December 31, 2005.)

10.4 Fifth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated February 1, 2006. (Incorporated by reference from the Company’s 10-K dated December 31, 2005.)

10.5 Sixth Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated February 15, 2006. (Incorporated by reference from the Company’s 10-K dated December 31, 2005.)

10.6 Seventh Amendment to Purchase Agreement between Buckley Properties Co. and The Kirk & Blum Manufacturing Company dated March 8, 2006. (Incorporated by reference from the Company’s 10-K dated December 31, 2005.)

10.7 Fifth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated March 1, 2006. (Incorporated by reference from the Company’s Form 8-K dated March 1, 2006)

31.1 Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2 Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1 Certification of Chief Executive Officer (18 U.S. Section 1350)

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

Date: May 11, 2006