Form 10-Q
period 2006-06-30
CECO ENVIRONMENTAL CORP
filed 2006-08-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Class: Common, par value $.01 per share outstanding at Aug. 9, 2006 - 11,417,827

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2006

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$380	$310
Accounts receivable, net	20,947	13,151
Costs and estimated earnings in excess of billings on uncompleted contracts	8,850	4,681
Inventories	2,071	1,981
Prepaid expenses and other current assets	1,879	1,672

Total current assets	34,127	21,795

Property and equipment, net	8,703	8,796
Goodwill, net	9,527	9,527
Intangibles – finite life, net	619	658
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	524	729

	$54,895	$42,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$620	$568
Current portion of subordinated notes (related party - $5,743 and $0)	5,743	1,000
Accounts payable and accrued expenses	13,779	12,017
Billings in excess of costs and estimated earnings on uncompleted contracts	8,641	3,766
Detachable stock warrants	535	842

Total current liabilities	29,318	18,193
Other liabilities	1,823	1,934
Debt, less current portion	10,057	6,214
Deferred income tax liability	3,143	3,143
Subordinated notes (related party $0 and $6,633)	—	6,633

Total liabilities	44,341	36,117

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,485,747 and 10,168,479 shares issued in 2006 and 2005	115	102
Capital in excess of par value	17,828	15,017
Accumulated deficit	(6,246)	(7,072)
Accumulated other comprehensive loss	(787)	(791)

	10,910	7,256

Less treasury stock, at cost, 137,920 shares in 2006 and 175,220 in 2005	(356)	(473)

Total shareholders’ equity	10,554	6,783

	$54,895	$42,900

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net sales	$31,745	$20,015	$56,127	$35,070

Costs and expenses:
Cost of sales, exclusive of items shown separately below	26,142	15,747	46,391	28,629
Selling and administrative	4,070	2,785	7,215	5,626
Depreciation and amortization	293	291	585	583

	30,505	18,823	54,191	34,838

Income from operations	1,240	1,192	1,936	232

Other income	1,374	26	294	76

Interest expense (including related party interest of $189 and $259, and $421 and $518, respectively)	(526)	(625)	(1,097)	(1,222)

Income (loss) from operations before income taxes	2,088	593	1,133	(914)

Income tax provision (benefit)	526	358	307	(517)

Net income (loss)	$1,562	$235	$826	$(397)

Per share data:
Basic net income (loss)	$.14	$.02	$.07	$(.04)

Diluted net income (loss)	$.12	$.02	$.07	$(.04)

Weighted average number of common shares outstanding:
Basic	11,225,038	9,993,260	11,070,131	9,993,260

Diluted	12,881,584	10,575,497	12,659,750	9,993,260

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
Dollars in thousands	2006	2005
Cash flows from operating activities:
Net income (loss)	$826	$(397)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	585	583
Non cash interest expense included in net income	182	180
Non cash warrant valuation gain included in net income	(307)	—
Non cash gains included in net loss	(29)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(7,796)	(134)
Inventories	(90)	(93)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,169)	83
Prepaid expenses and other current assets	(300)	(896)
Accounts payable and accrued expenses	1,762	(1,419)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,875	2,265
Other	130	92

Net cash (used in) provided by operating activities	(4,331)	224

Net cash used in investing activities - acquisition of property and equipment	(447)	(320)

Cash flows from financing activities:
Proceeds from exercise of warrants and options not under plan	2,705	—
Proceeds from exercise of stock options	207	—
Compensation expense – stock options	29	—
Subordinated debt repayments	(1,988)	—
Long term debt borrowings	3,895	243

Net cash provided by financing activities	4,848	243

Net increase in cash and cash equivalents	70	147
Cash and cash equivalents at beginning of the period	310	339

Cash and cash equivalents at end of the period	$380	$486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$2,186	$755

Income taxes	$166	$95

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 and of cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three-month period and six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation –

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three months and six months ended June 30, 2006 was $14,600 and $29,200 lower, respectively, and net income was $9,600 and $19,200 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months and six months ended June 30, 2006 would have been unchanged if the Company had not adopted SFAS No. 123(R). See further discussion in Note 9.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net income and earnings per share for the three month and six month periods ended June 30, 2005 would have been as follows:

(In thousands except earnings per share)	Three months ended 06/30/05	Six months ended 06/30/05
Net income (loss) as reported	$235	$(397)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(8)	(16)

Proforma net income (loss)	$227	$(413)

Earnings per common share basic and diluted
As reported	$0.02	$(0.04)
Pro forma	$0.02	$(0.04)

Certain amounts in the June 30, 2005 financial statements have been reclassified to conform to the June 30, 2006 presentation.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

3.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and subassemblies	$1,140	$1,107
Finished goods	250	160
Parts for resale	711	814
Obsolescence allowance	(30)	(100)

	$2,071	$1,981

4.	Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2006	December 31 , 2005
Costs incurred on uncompleted contracts	$60,960	$34,292
Estimated earnings	7,808	5,547

	68,768	39,839
Less billings to date	(68,559)	(38,924)

	$209	$915

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,850	$4,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,641)	(3,766)

	$209	$915

5.	Business Segment Information

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

For the three months ended June 30, 2006 and 2005, basic weighted average common

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

shares outstanding were 11,225,038 and 9,993,260, respectively, while diluted average common shares outstanding were 12,881,584 and 10,575,497, respectively. For the six months ended June 30, 2006 and 2005, basic weighted average common shares outstanding were 11,070,131 and 9,993,260, respectively while diluted average common shares outstanding were 12,659,750 and 9,993,260, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options and warrants to purchase 3,435,000 shares for the six months ended June 30, 2005 were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect.

7.	Debt

Total bank debt as of June 30, 2006 was $10.7 million and $6.8 million at December 31, 2005. Unused credit availability under our $13 million revolving line of credit at June 30, 2006 was $4.0 million. Availability is determined by a borrowing base formula contained in the credit agreement.

On December 28, 2005, Ceco Environmental Corp. (the “Company”) entered into a $16.1 million credit facility (the “Facility”). The Facility was entered into among the Company, Ceco Group, Inc, Ceco Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company, Kbd/Technic, Inc., CecoAire, Inc, Ceco Abatement Systems, Inc. (all of which are direct or indirect subsidiaries of the Company and collectively with the Company, the “Borrowers”) and Fifth Third Bank, an Ohio banking corporation (“Fifth Third”).

On June 8, 2006, the Borrowers amended the Facility pursuant to a First Amendment to Credit Agreement (“Amendment”), an Amended and Restated Revolving Credit Promissory Note (“Revolving Note”), an Amended and Restated Term Promissory Note (“Term Note”), and a Joinder Agreement, all dated as of June 8, 2006. H.M. White, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a Borrower. In connection with the amendments to the Facility, the personal guaranty of Phillip DeZwirek was released pursuant to a Release of Guaranty dated June 8, 2006 (“Release”). The Amendment amended the Facility by, among other things (i) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, (ii) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at the option of the Borrowers, and (iii) establishing an incentive pricing grid pegged to performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Retirement plan:
Service cost	$32	$33	$64	$66
Interest cost	71	69	142	138
Expected return on plan assets	(84)	(76)	(168)	(152)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial (gain)/loss	23	22	46	44

Net periodic benefit cost	$44	$50	$88	$100

Health care plan:
Interest cost	$6	$7	$12	$14

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We previously disclosed in our financial statements for the year ended December 31, 2005 that we expected to make $483,000 in contributions to the Pension Plan during the year ending December 31, 2006. As of June 30, 2006, $199,000 has been contributed to the Pension Plan and we plan on making the balance of $284,000 during the remainder of Fiscal Year 2006.

9.	Equity compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ending prior to January 1, 2006 have not been restated. Prior to January 1, 2006, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and booked no compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value or greater at date of grant or award and are issued as new shares by the company’s transfer agent. Options granted to non-employee directors typically vest at 5,000 shares per year and options granted to employees typically become exercisable at 20% or 25% per year beginning one year after the date of grant. The Stock Option Committee may, at its discretion, establish other vesting periods when appropriate. The number of shares reserved for issuance is 1.5 million, of which 1.1 million shares were available for future grant or award as of June 30, 2006. This plan allows for the grant of incentive stock options and non-qualified stock options. As of June 30, 2006, a total of 297,500 options for common shares were outstanding and of these, a total of 105,000 options for common shares were vested and exercisable.

SFAS No. 123 was effective for the Company through December 31, 2005 and required, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. See Note 1 for this information. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after January 1, 2006. Accordingly, an expense of $14,600 was recorded in each of the first two quarters of fiscal 2006. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets.

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

Awards granted after adoption of SFAS 123(R):

For awards granted during the six months ended June 30, 2006, the Company utilized the Black-Scholes option pricing model to determine grant-date fair value, using the following assumptions:

•	Expected Volatility of 60% was used based upon the historical volatility of the Company’s stock price for a period of time commensurate with the expected terms of the options. The frequency of price observations was based on weekly values.

•	The Expected Terms of 6.5 years for options that vest in 3 years and 7.5 years for options that vest in 5 years for “plain vanilla” options granted during the three months ended June 30, 2006 were calculated using the simplified method as permitted under the guidelines of SAB 107.

•	The Risk-Free Interest Rates of 5.16% for options that vest in 3 years and 5.19% for options that vest in 5 years were based upon the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Expected Term.

•	No assumptions were made for Expected Dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of the granted options is recorded as compensation expense on a straight-line basis over the vesting period of the option. The amount of compensation cost recognized at any date (for graded-vesting options) is at least equal to the portion of the grant-date value of the award that is vested at that date. As required under SFAS 123(R), the Company estimated that 7.0 % of the options granted in the six months ended June 30, 2006 will be forfeited and has adjusted compensation expense accordingly. This estimate will be reviewed periodically and updated as necessary.

Information related to all stock options for the six months ended June 30, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted average exercise price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/05	264	$2.64
Granted	—	—
Forfeitures	—	—
Exercised	(46)	2.93

Outstanding at 3/31/06	218	$2.58	7.5 years	$1,343
Granted	120	7.31
Forfeitures	—	—
Exercised	(40)	2.88

Outstanding at 6/30/06	298	$4.38	8.5 years	$1,076
Exercisable at 6/30/06	105	$2.13	6.8 years	$617

The Company received $114,000 of cash from employees who exercised 40,000 options during the three months ended June 30, 2006 and $251,000 for 86,000 options exercised in the six months ended June 30, 2006. The intrinsic value of these exercised options totaled $210,000 and $282,000 for the three months ended March 31, 2006 and June 30, 2006 respectively. The Company also received $1.8 million of cash from 1.0 million warrants exercised by the DeZwirek family during the six months ended June 30, 2006 as previously reported in the first quarter. The intrinsic value of these warrants totaled $4.6 million. The company has a net operating loss carryforward and, as a result, the tax benefit and credit to additional paid-in capital for the excess deduction will not be recognized until that future deduction reduces current taxes payable.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2. Results of Operations

Our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2006	2005	2006	2005
Sales	$31.7	$20.0	$56.1	$35.1
Cost of sales	26.1	15.7	46.4	28.7

Gross profit (excluding depreciation)	$5.6	$4.3	$9.7	$6.4
Percent of sales	17.7%	21.3%	17.3%	18.4%

Selling and administrative expenses	$4.1	$2.8	$7.2	$5.6
Percent of sales	12.8%	13.9%	12.9%	16.0%

Operating income	$1.2	$1.2	$1.9	$.2
Percent of sales	3.9%	6.0%	3.4%	.7%

Consolidated net sales for the second quarter increased 58.6% or $11.7 million to $31.7 million, compared to the same quarter in 2005. Consolidated net sales for the first six months of 2006 were $56.1 million an increase of $21.0 million or 60.0% compared to the same period in 2005. Sales of our duct product lines, which are sold to contractors and end-users throughout North America, experienced significant increases during the second quarter and first six months. Sales of our contracting group also experienced significant increases during the second quarter and first six months due to the addition of H.M. White and increased project volume and activity within the other contracting divisions. Equipment group sales were lower for the second quarter but still remain higher for the six months ended June 30, 2006.

Orders booked were $34.9 million during the second quarter of 2006 and $70.9 million for the first six months of 2006, as compared to $23.6 million during the second quarter of 2005 and $40.7 million in the first half of 2005.

Second quarter 2006 gross profit was $5.6 million. This compares to gross profit of $4.3 million during the same period in 2005. Gross profit as a percentage of revenues for the three-month period ended June 30, 2006 decreased 3.6% to 17.7% compared with 21.3% for the comparable period in 2005. This decrease was due to lower margins in our contracting and equipment group partially offset by higher margins in our parts group.

Gross profit was $9.7 million for the first six months of 2006, an increase of $3.3 million compared to $6.4 million for the same period in 2005. Gross profit as a percentage of revenues for the first six months of 2006 decreased 1.1% to 17.3% compared with 18.4% for the comparable period in 2005.

Selling and administrative expenses increased by $1.3 million from $2.8 million to $4.1 million during the second quarter and increased by $1.6 million or 28.2% from $5.6 million to $7.2 million during the first six months of 2006 compared to 2005. This increase is due primarily to the addition of administrative costs from our new H.M. White division coupled with increases in selling and administrative wages and incentive compensation. Selling and administrative expense as a percentage of sales decreased from 13.9% to 12.8% for the quarter ended June 30, 2006 and decreased from 16.0% to 12.9% for the six months ended June 30, 2006.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization increased by $2,000 to $293,000 during the second quarter of 2006 from $291,000 in the same period of 2005 and increased by $2,000 to $585,000 in the first six months of 2006 from $583,000 in the same period of 2005.

Operating income was $1.2 million in the second quarter of 2006 compared to operating income of $1.2 million during the same quarter of 2005. Operating income for the first six months of 2006 was $1.9 million compared to an operating income of $232,000 during the same period of 2005. The impact from higher sales, partially offset by reduced gross profit margin percentages and increased selling and administrative costs were the primary factors for the increases in operating income.

Other income was $1.4 million in the second quarter of 2006 compared to $26,000 in the second quarter of 2005. $1.3 million of this second quarter 2006 income was the result of the exercise of 248,000 warrants issued in December 2001 plus $96,000 of income created by a slight decrease in the company’s stock price which reduced the carrying value of the remaining 119,000 warrants issued in December 2001.

Other income for the first six months of 2006 was $294,000 compared to $ 76,000 during the same period in 2005. The other income during the first six months of 2006 reflects the net of the first quarter expense for the revaluation of warrants of $1.1 million and the second quarter income of $1.3 million created by the exercise of warrants and the revaluation of the remaining warrants in the second quarter as previously mentioned.

Interest expense decreased by $99,000 from $625,000 in the second quarter of 2005 to $526,000 during the second quarter of 2006. Interest expense decreased by $125,000 to $1.1 million from $1.2 million during the first six months of 2006. The decrease for the quarter and six months ended June 30, 2006 was due to lower interest charges from the reduced subordinated debt and lower interest rates on the amended credit line partially offset by higher borrowings.

Federal and state income tax provision was $526,000 during the second quarter of 2006 compared to $358,000 during the second quarter of 2005. Federal and state income tax expense was $307,000 for the first six months of 2006 compared to a tax benefit of $517,000 in 2005. The federal and state income tax provision for the first six months of 2006 was 27%, which reflects the estimated effective tax rate for 2006. Our statutory income tax rate is affected by certain permanent differences including income or expense for market valuation of warrants and non-deductible interest expense.

Net lncome for the quarter ended June 30, 2006 was $1.6 million compared with net income of $235,000 for the same period in 2005. Net income for the six months ended June 30, 2006 was $826,000 compared with a net loss of $397,000 for the same period in 2005.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of June 30, 2006 was $43.7 million compared to $28.9 million as of December 31, 2005. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At June 30, 2006 and December 31, 2005, cash and cash equivalents totaled $380,000 and $310,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt as of June 30, 2006 was $10.7 million and $6.8 million at December 31, 2005. Unused credit availability under our $13 million revolving line of credit at June 30, 2006 was $4.0 million. Availability is determined by a borrowing base formula contained in the credit agreement.

On December 28, 2005, the Company entered into a $16.1 million credit facility (the “Facility”). The Facility was entered into among the Company, Ceco Group, Inc, Ceco Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company (“K&B”), Kbd/Technic, Inc., CecoAire, Inc, Ceco Abatement Systems, Inc. (all of which are direct or indirect subsidiaries of the Company and collectively with the Company, the “Borrowers”) and Fifth Third Bank, an Ohio banking corporation (“Fifth Third”). On June 8, 2006, the Borrowers amended the Facility pursuant to a First Amendment to Credit Agreement (“Amendment”), an Amended and Restated Revolving Credit Promissory Note (“Revolving Note”), an Amended and Restated Term Promissory Note (“Term Note”), and a Joinder Agreement, all dated as of June 8, 2006. H.M. White, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a Borrower. In connection with the amendments to the Facility, the personal guaranty of Phillip DeZwirek was released pursuant to a Release of Guaranty dated June 8, 2006 (“Release”). The Amendment amended the Facility by, among other things (i) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, (ii) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at the option of the Borrowers, and (iii) establishing an incentive pricing grid pegged to performance.

On June 20, 2005, K&B, an indirectly wholly owned subsidiary of the Company, entered into a Restated and Amended Purchase Agreement with Trademark Property Company (“Trademark”) for the sale of the Cincinnati manufacturing and corporate office facilities (the “Agreement”). Subsequently, pursuant to a Third Amendment and Assignment to the Agreement, dated as of October 20, 2005 and disclosed on an 8-K filed October 26, 2005, Trademark assigned the Agreement to Millworks Town Center, LLC (“Purchaser”). Pursuant to a Fourth Amendment and Assignment to Restated and Amended Purchase Agreement, a Fifth Amendment to Restated and Amended Purchase Agreement, a Sixth Amendment to Restated and Amended Purchase Agreement, and a Seventh Amendment to Restated and Amended Purchase Agreement (“Seventh Amendment”), the closing of Parcel A was extended. An Eighth Amendment extended the date by which the extension fee could be paid. Pursuant to a Ninth Amendment to Restated and Amended Purchase Agreement (“Ninth Amendment”) between Purchaser and K&B, dated June 8, 2006, the closing of Parcel A has been extended until August 31, 2006. K&B waived the extension fee set forth in the Seventh Amendment. Under the Ninth Amendment, Purchaser may extend the closing of Parcel A until on or before November 30, 2006, by delivering to K&B a nonrefundable, but fully applicable to the purchase price, payment of Four Hundred Fifty Thousand Dollars ($450,000.00) on or before August 31, 2006. The closing of the acquisition is subject to various customary closing conditions. Additionally, closing is subject to certain special conditions such as the negotiation of a definitive agreement setting forth K&B’s post-closing possessory rights.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2006	2005
Net cash (used in) provided by operating activities	$(4,331)	$224
Net cash (used) in investing activities	(447)	(320)
Net cash provided by financing activities	4,848	243

Net increase	$70	$147

Cash used in operating activities was $4.3 million in 2006 compared to cash provided by operating activities in 2005 of $224,000. Cash used in operating activities for the first six months of 2006 was the result of an increase of $7.8 million in accounts receivable and an increase in costs and earnings in excess of billings of $4.2 million partially offset by cash provided by an increase in billings in excess of costs and estimated earnings of $4.9 million, an increase in accounts payable of $1.8 million and net income of $826,000. Other changes in working capital items used cash of $200,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2006 and December 31, 2005 was $10.8 million and $4.9 million, respectively. The large increase in working capital is due to significantly higher sales in 2006. We anticipate that sales will remain constant at this higher level and that billings in excess of cost and estimated earnings, which represent advanced customer billings and which are also included in accounts receivable, will provide future cash as these invoices are paid by our customers.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $447,000 for the first six months of 2006 compared with $320,000 for the same period in 2005. We are managing our capital expenditure spending in light of the current level of sales. Should sales continue to increase in 2006, we would anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

Financing activities provided cash of $4.8 million during the first six months of 2006 compared with cash provided by financing activities of $243,000 during the same period of 2005. Approximately $3.9 million was provided by borrowing against the line of credit and $2.9 million was provided by the exercise of warrants and options. $2.0 million of cash was used to reduce the subordinated debt.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

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

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, the Company issued on December 31, 2001 warrants (“Warrants”) to purchase 353,334 shares of our common stock to a group of accredited investors and 14,000 shares of our common stock as a finder’s fee, at an initial exercise price of $3.60 per share. The Warrants have a five-year term. Holders of such Warrants, on June 14, 2006, exercised their Warrants to purchase 6,300 shares of our common stock and the Company has issued said 6,300 shares (the “Warrant Shares”). The Company received $22,680 of proceeds from the exercise of such Warrants, which proceeds were used as working capital. The Warrant Shares issued were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Warrant Shares have been registered for resale on Form S-3 (File No. 333-130294),

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on May 24, 2006, the shareholders of CECO Environmental Corp. took the following actions:

1. Elected the following seven directors for terms to expire at the 2007 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Nominees:	Votes for	Votes Withheld	% Votes For
Richard J. Blum	9,913,523	31,840	88.45
Arthur Cape	9,913,563	31,800	88.45
Jason DeZwirek	9,912,263	33,100	88.44
Phillip DeZwirek	9,913,563	31,800	88.45
Thomas J. Flaherty	9,913,503	31,860	88.45
Ronald E. Krieg	9,913,063	32,300	88.45
Donald A. Wright	9,913,463	31,900	88.45

2. Shareholders ratified the appointment of Battelle and Battelle, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 as follows:

Votes For	9,939,013
Votes against	4,800
Abstain	1,550
%Votes For	88.68%

ITEM 6. EXHIBITS

10.1 Sixth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated April 21, 2006. (Incorporated by reference from the Company’s Form 8-K dated April 21, 2006)

10.2 Seventh Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated May 9, 2006. (Incorporated by reference from the Company’s Form 8-K dated May 9, 2006)

10.3 2006 Executive Incentive Compensation Plan, Eligible Participants and Performance Targets – 2006 dated May 24, 2006. (Incorporated by reference from the Company’s Form 8-K dated May 24, 2006)

10.4 Employment Agreement, dated as of May 30, 2006, between Richard J. Blum and CECO Group, Inc. (Incorporated by reference from the Company’s Form 8-K dated May 30, 2006)

10.5 Letter agreement dated May 30, 2006 with Fifth Third Bank permitting payment of principal and interest on the “ICS and Sandler Subordinated Debt. (Incorporated by reference from the Company’s Form 8-K dated May 30, 2006)

10.6 Employment Agreement, dated as of June 12, 2006, between David A. Blum and CECO Group, Inc. (Incorporated by reference from the Company’s Form 8-K dated June 12, 2006

10.7 First Amendment to Credit Agreement dated June 8, 2006. (Incorporated by reference from the Company’s Form 8-K dated June 8, 2006)

10.8 Amended and Restated Revolving Credit Promissory Note dated June 8, 2006. (Incorporated by reference from the Company’s Form 8-K dated June 8, 2006)

10.9 Amended and Restated Term Promissory Note dated June 8, 2006. (Incorporated by reference from the Company’s Form 8-K dated June 8, 2006)

10.10 Release of Guaranty dated June 8, 2006. (Incorporated by reference from the Company’s Form 8-K dated June 8, 2006)

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

Date: August 11, 2006