Form 10-Q
period 2006-09-30
CECO ENVIRONMENTAL CORP
filed 2006-11-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Class: Common, par value $.01 per share outstanding at November 3, 2006 - 11,484,809

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2006

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338	$310
Accounts receivable, net	22,647	13,151
Costs and estimated earnings in excess of billings on uncompleted contracts	11,705	4,681
Inventories	2,517	1,981
Prepaid expenses and other current assets	1,757	1,672

Total current assets	38,964	21,795

Property and equipment, net	8,605	8,796
Goodwill, net	9,527	9,527
Intangibles – finite life, net	599	658
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	552	729

	$59,642	$42,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$620	$568
Current portion of subordinated notes (related party $5,743 and $0)	5,743	1,000
Accounts payable and accrued expenses	16,342	12,017
Billings in excess of costs and estimated earnings on uncompleted contracts	10,771	3,766
Detachable stock warrants	107	842

Total current liabilities	33,583	18,193
Other liabilities	1,728	1,934
Debt, less current portion	8,767	6,214
Deferred income tax liability	3,519	3,143
Subordinated notes (related party $0 and $6,633)	—	6,633

Total liabilities	47,597	36,117

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,606,062 and 10,168,479 shares issued in 2006 and 2005	116	102
Capital in excess of par value	18,251	15,017
Accumulated deficit	(5,179)	(7,072)
Accumulated other comprehensive loss	(787)	(791)

	12,401	7,256

Less treasury stock, at cost, 137,920 shares in 2006 and 175,220 in 2005	(356)	(473)

Total shareholders’ equity	12,045	6,783

	$59,642	$42,900

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net sales	$37,734	$23,442	$93,861	$58,512

Costs and expenses:
Cost of sales, exclusive of items shown separately below	31,592	18,918	77,983	47,547
Selling and administrative	4,185	2,974	11,400	8,600
Depreciation and amortization	293	293	878	876

	36,070	22,185	90,261	57,023

Income from operations	1,664	1,257	3,600	1,489

Other income (expense)	409	(273)	703	(197)

Interest expense (including related party interest of $155 and $255, and $576 and $772, respectively)	(460)	(594)	(1,557)	(1,816)

Income (loss) from operations before income taxes	1,613	390	2,746	(524)

Income tax provision (benefit)	546	35	853	(482)

Net income (loss)	$1,067	$355	$1,893	$(42)

Per share data:
Basic net income (loss)	$.09	$.04	$.17	$—

Diluted net income (loss)	$.08	$.03	$.15	$—

Weighted average number of common shares outstanding:
Basic	11,412,369	9,993,260	11,185,464	9,993,260

Diluted	13,033,824	11,169,034	12,778,806	9,993,260

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,893	$(42)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	878	876
Non cash interest expense included in net income or loss	195	268
Non cash warrant valuation (gain) loss included in net income or loss	(735)	293
Non cash gains included in net income or loss	(29)	(60)
Compensation expense – stock options	63	—
Changes in operating assets and liabilities:
Accounts receivable	(9,496)	(596)
Inventories	(536)	(196)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,024)	740
Prepaid expenses and other current assets	(178)	(713)
Accounts payable and accrued expenses	4,325	335
Billings in excess of costs and estimated earnings on uncompleted contracts	7,005	(336)
Other	366	(24)

Net cash (used in) provided by operating activities	(3,273)	545

Net cash used in investing activities - acquisitions of property and equipment	(618)	(452)

Cash flows from financing activities:
Proceeds from exercise of warrants and options not under plan	3,021	—
Proceeds from exercise of stock options	281	—
Subordinated debt repayments	(1,988)	—
Long term debt borrowings	2,605	101

Net cash provided by financing activities	3,919	101

Net increase in cash and cash equivalents	28	194
Cash and cash equivalents at beginning of the period	310	339

Cash and cash equivalents at end of the period	$338	$533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$2,443	$997

Income taxes	$274	$104

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005 and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and of cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the three-month period and nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation –

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three months and nine months ended September 30, 2006 was $33,800 and $63,000 lower, respectively, and net income was $22,300 and $41,600 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months and nine months ended September 30, 2006 would have been unchanged if the Company had not adopted SFAS No. 123(R). See further discussion in Note 9.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net income and earnings per share for the three month and nine month periods ended September 30, 2005 would have been as follows:

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(In thousands except earnings per share)	Three months ended 09/30/05	Nine months ended 09/30/05
Net income (loss) as reported	$355	$(42)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(8)	(24)

Proforma net income (loss)	$347	$(66)

Earnings per common share basic and diluted
As reported	$.03	$—
Pro forma	$.03	$(.01)

Certain amounts in the September 30, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentation.

2.	New Accounting Standards

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The Company is required to initially recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company has not determined whether SFAS 158 will have a material effect on its condensed consolidated financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials and subassemblies	$1,423	$1,107
Finished goods	307	160
Parts for resale	817	814
Obsolescence allowance	(30)	(100)

	$2,517	$1,981

4.	Costs and Estimated Earnings on Uncompleted Contracts

(in thousands)	September 30, 2006	December 31, 2005
Costs incurred on uncompleted contracts	$74,810	$34,292
Estimated earnings	7,134	5,547

	81,944	39,839
Less billings to date	(81,010)	(38,924)

	$934	$915

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,705	$4,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,771)	(3,766)

	$934	$915

5.	Business Segment Information

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

For the three months ended September 30, 2006 and 2005, basic weighted average common shares outstanding were 11,412,369 and 9,993,260, respectively, while diluted average common shares outstanding were 13,033,824 and 11,169,034, respectively. For the nine months ended September 30, 2006 and 2005, basic weighted average common shares outstanding were 11,185,464 and 9,993,260, respectively while diluted average common shares outstanding were 12,778,806 and 9,993,260, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Debt

Total bank debt as of September 30, 2006 was $9.4 million and $6.8 million at December 31, 2005. Unused credit availability under our $13.0 million revolving credit facility at September 30, 2006 was $5.1 million. Availability is determined by a borrowing base formula contained in the credit agreement.

On December 28, 2005, CECO Environmental Corp. (the “Company”) entered into a $16.1 million credit facility (the “Facility”). The Facility was entered into among the Company, CECO Group, Inc., CECO Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company, Kbd/Technic, Inc., CECOaire, Inc., CECO Abatement Systems, Inc. (all of which are direct or indirect subsidiaries of the Company and collectively with the Company, the “Borrowers”) and Fifth Third Bank, an Ohio banking corporation (“Fifth Third”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Retirement plan:
Service cost	$32	$33	$96	$99
Interest cost	71	69	213	207
Expected return on plan assets	(84)	(76)	(252)	(228)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial loss	23	22	69	66

Net periodic benefit cost	$44	$50	$132	$150

Health care plan:
Interest cost	$6	$7	$18	$21

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We previously disclosed in our financial statements for the year ended December 31, 2005 that we expected to make $483,000 in contributions to the Pension Plan during the year ending December 31, 2006. As of September 30, 2006, $374,000 has been contributed to the Pension Plan. The remaining 2006 contribution of $109,000 was paid in October 2006.

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

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value or greater at date of grant or award and are issued as new shares by the Company’s transfer agent. Options granted to non-employee directors typically vest at 5,000 shares per year and options granted to employees typically become exercisable at 20% or 25% per year beginning one year after the date of grant. The Stock Option Committee may, at its discretion, establish other vesting periods when appropriate. The number of shares reserved for issuance is 1.5 million, of which 1.1 million shares were available for future grant or award as of September 30, 2006. This plan allows for the grant of incentive stock options and non-qualified stock options. As of September 30, 2006, a total of 282,605 options for common shares were outstanding and of these, a total of 90,105 options for common shares were vested and exercisable.

SFAS No. 123 was effective for the Company through December 31, 2005 and required, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. See Note 1 for this information. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after January 1, 2006. Accordingly, expenses of $33,800 and $63,000 respectively were recorded in the three months and nine months ended September 30, 2006. No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Awards granted after adoption of SFAS 123(R):

For awards granted during the nine months ended September 30, 2006, the Company utilized the Black-Scholes option pricing model to determine grant-date fair value, using the following assumptions:

•	Expected Volatility of 60% was used based upon the historical volatility of the Company’s stock price for a period of time commensurate with the expected terms of the options. The frequency of price observations was based on weekly values.

•	The Expected Terms of 6.5 years for options that vest in 3 years and 7.5 years for options that vest in 5 years for “plain vanilla” were calculated using the simplified method as permitted under the guidelines of SAB 107.

•	The Risk-Free Interest Rates of 5.16% for options that vest in 3 years and 5.19% for options that vest in 5 years were based upon the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Expected Term.

•	No assumptions were made for Expected Dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

The fair value of the granted options is recorded as compensation expense on a straight-line basis over the vesting period of the option. The amount of compensation cost recognized at any date (for graded-vesting options) is at least equal to the portion of the grant-date value of the award that is vested at that date. As required under SFAS 123(R), the Company estimated that 7.0 % of the options granted in the nine months ended September 30, 2006 will be forfeited and has adjusted compensation expense accordingly. This estimate will be reviewed periodically and updated as necessary.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information related to all stock options for the nine months ended September 30, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted average exercise price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/05	264	$2.64
Granted	—	—
Forfeitures	—	—
Exercised	(46)	2.93

Outstanding at 3/31/06	218	$2.58	7.5 years	$1,343
Granted	120	7.31
Forfeitures	—	—
Exercised	(40)	2.88

Outstanding at 6/30/06	298	$4.38	8.5 years	$1,076
Granted
Forfeitures
Exercised	(15)	$2.13

Outstanding at 9/30/06	283	$4.51	8.3 years	$1,345

Exercisable at 9/30/06	90	$2.15	6.6 years	$642

The Company received $30,000 of cash from employees who exercised 15,000 options during the three months ended September 30, 2006 and $281,000 for 101,000 options exercised in the nine months ended September 30, 2006. The intrinsic value of these exercised options totaled $118,000 and $610,000 for the three months and nine months ended September 30, 2006 respectively.

The Company also received $361,000 of cash from 101,000 warrants exercised during the three months ended September 30, 2006. The intrinsic value of these warrants was $455,000. For the nine months ended September 30, 2006, the Company has received $3.1 million in cash for the exercise of 1,348,567 warrants. The intrinsic value of these warrants totals $6.7 million. The company has a net operating loss carryforward and, as a result, the tax benefit and credit to additional paid-in capital for the excess deduction will not be recognized until that future deduction reduces current taxes payable.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2. Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2006	2005	2006	2005
Sales	$37.7	$23.4	$93.9	$58.5
Cost of sales	31.6	18.9	78.0	47.5

Gross profit (excluding depreciation)	$6.1	$4.5	$15.9	$11.0
Percent of sales	16.3%	19.3%	16.9%	18.7%

Selling and administrative expenses	$4.2	$3.0	$11.4	$8.6
Percent of sales	11.1%	12.7%	12.1%	14.7%

Operating income	$1.7	$1.3	$3.6	$1.5
Percent of sales	4.4%	5.4%	3.8%	2.5%

Due to improved domestic economic conditions, a strong demand for pollution control systems and ongoing activity in the ethanol industry, our sales have increased significantly over last year. Consolidated net sales for the third quarter were $37.7 million, an increase of $14.3 million or 61% compared to the same quarter in 2005. Consolidated net sales for the first nine months of 2006 were $93.9 million, an increase of $35.3 million or 60% compared to the same period in 2005. For the quarter and the first nine months, we reported significant sales increases from our construction activities as well as higher revenues from equipment sales and slightly increased revenues from parts sales.

New orders booked were $43.9 million during the third quarter of 2006 and $114.8 million for the first nine months of 2006, as compared to $19.3 million during the third quarter of 2005 and $60 million in the first nine months of 2005.

Third quarter 2006 gross profit increased $1.6 million or 35.8 % to $6.1 million compared to a gross profit of $4.5 million during the same period in 2005. Gross profit for the quarter as a percent of sales decreased by 3.0 percentage points to 16.3% from 19.3% due to changes in product mix and one underperforming large project. For the first nine months of 2006, gross profit increased $4.9 million or 44.8% to $15.9 million compared to $11.0 million for the same period in 2005. Gross profit as a percent of sales decreased by 1.8 percentage points to 16.9% from 18.7% in 2006. This decrease was also due to changes in product mix and an underperforming large project.

Selling and administrative expenses increased by $1.2 million or 40.7% to $4.2 million during the third quarter of 2006 from $3.0 million in the same period of 2005. The increase was due to the addition of H.M. White selling and administrative expenses, increases in incentive compensation accruals relating to improved financial performance and increased selling and administrative wages. Selling and administrative expenses as a percent of sales decreased by 1.6 percentage points from 12.7% in the 2005 quarter to 11.1% in the 2006 quarter. Selling and administrative expenses increased by $2.8 million or 32.6% to $11.4 million during the first nine months of 2006 from $8.6 million in the same period of 2005.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

This nine month increase was due to the same factors previously discussed. Selling and administrative expenses as a percent of sales decreased by 2.6 percentage points from 14.7% in the 2005 nine month period compared to 12.1% for the nine months ended September 30, 2006.

Depreciation and amortization remained constant at $293,000 during the third quarter of 2006 and increased slightly in the first nine months from $876,000 in 2005 to $878,000 in 2006.

Operating income increased by approximately $400,000 or 32.4% to $1.7 million in the third quarter of 2006 compared to operating income of $1.3 million during the same quarter of 2005. The impact of significantly increased revenues and lower margins due to changing product mix in the third quarter, as well as increases in selling and administrative expenses, were the primary factors for the increase in operating income. Operating income for the first nine months of 2006 increased by $2.1 million or 142% to $3.6 million compared to operating income of $1.5 million during the same period of 2005. This nine month increase was also due to significantly increased revenues offset by lower margins and increases in selling and administrative expenses.

Other income was $409,000 in the third quarter of 2006 compared to other expense of $273,000 in the third quarter of 2005. $432,000 of this third quarter 2006 income was the result of the exercise of 100,600 warrants issued in December 2001 less $23,000 of expense created by an increase in the Company’s stock price which increased the carrying value of the remaining warrants issued in December 2001. Other income for the nine months ended September 30, 2006 was $703,000 compared to other expense of $197,000 in 2005. $727,000 of this nine month 2006 income was the result of the exercise of 348,567 warrants issued in December 2001 less $64,000 of expense created by an increase in the Company’s stock price which increased the carrying value of the remaining unexercised warrants which were issued in December 2001.

Interest expense decreased by $134,000 to $460,000 from $594,000 during the third quarter of 2006. Interest expense decreased by $200,000 to $1.6 million from $1.8 million during the first nine months of 2006. The decrease in both periods was due to lower debt balances and lower contractual interest rates partially offset by higher market interest rates.

Federal and state income tax provision was $546,000 during the third quarter of 2006 compared to $35,000 during the third quarter of 2005. Federal and state income tax expense was $853,000 for the first nine months of 2006 compared to a tax benefit of $482,000 in 2005.

The federal and state income tax expense for the three months ended September 30, 2006 was 34% of income from operations before income taxes. This quarterly expense reflects an adjustment to increase the estimated effective tax rate from 27% to 31% for 2006, due to a higher estimated taxable income. Our effective income tax rate is affected by certain permanent differences including non-deductible interest expense and non-taxable income from the exercise of warrants.

Net income for the quarter ended September 30, 2006 was $1.1 million compared with net income of $355,000 for the same period in 2005. Net income for the nine months ended September 30, 2006 was $1.9 million compared with a net loss of $42,000 for the same period in 2005. This increase in net income for the quarter and for the nine months ended September 30, 2006 was the result of the previously discussed factors.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future.

Our backlog, as of September 30, 2006 was $50.1 million compared to $28.9 million as of December 31, 2005. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, capital expenditures, working capital and other general corporate requirements.

At September 30, 2006 and December 31, 2005, cash and cash equivalents totaled $338,000 and $310,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving credit facility.

Total bank debt as of September 30, 2006 was $9.4 million and $6.8 million at December 31, 2005. Unused credit availability under our $13.0 million revolving line of credit at September 30, 2006 was $5.1 million.

On December 28, 2005, the Company entered into a $16.1 million credit facility (the "Facility"). The Facility was entered into among the Company, CECO Group, Inc., CECO Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company (“K&B”), Kbd/Technic, Inc., CECOaire, Inc., CECO Abatement Systems, Inc. (all of which are direct or indirect subsidiaries of the Company and collectively with the Company, the "Borrowers") and Fifth Third Bank, an Ohio banking corporation ("Fifth Third"). On June 8, 2006, the Borrowers amended the Facility pursuant to a First Amendment to Credit Agreement ("Amendment"), an Amended and Restated Revolving Credit Promissory Note ("Revolving Note"), an Amended and Restated Term Promissory Note ("Term Note"), and a Joinder Agreement, all dated as of June 8, 2006. H.M. White, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a Borrower. In connection with the amendments to the Facility, the personal guaranty of Phillip DeZwirek was released pursuant to a Release of Guaranty dated June 8, 2006 ("Release"). The Amendment amended the Facility by, among other things (i) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, (ii) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at the option of the Borrowers, and (iii) establishing an incentive pricing grid pegged to performance.

The subordinated debt is reported as current portion of debt in the balance sheet at September 30, 2006 since the notes mature in April 2007.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

In June 2005, we accepted an offer to sell our Cincinnati property with a contemplated closing date of July 15, 2005 subject to various contingencies. The purchase agreement called for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel scheduled to close on or before July 15, 2005, for a purchase price of $6.9 million and the second parcel was scheduled to close on or before April 1, 2006, for a purchase price of $1.1 million. In July, August and September of 2005, the buyer exercised each of its three, thirty day options and extended the closing to October 31, 2005. In connection with these extensions, the buyer has paid nonrefundable extension fees of $175,000, which have been recorded in other liabilities on the accompanying condensed, consolidated balance sheet.

On October 20, 2005, due to time constraints and other pending projects, the buyer chose to assign the agreement, with our consent, to a third party that had indicated its desire to purchase the Cincinnati properties. Therefore, the agreement was amended and the buyer transferred all of its right, title and interest under the agreement to Millworks Town Center, LLC. In addition, under the most recent amendment to this agreement, the closing of Parcel A has been extended until December 11, 2006.

The refundable deposit of $200,000 that was held in escrow was returned to the buyer by the title agent. The extension fees paid by the buyer, totaling $175,000, were retained by us in accordance with the terms of the original agreement. The closing of the acquisition is still subject to various customary closing conditions.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2006	2005
Total operating cash flow (used in) provided by	$(3,273)	$545
Net cash used in investing activities	(618)	(452)
Net cash provided by financing activities	3,919	101

Net increase	$28	$194

Cash used by operating activities was $3.3 million in 2006 compared to cash provided in 2005 of $545,000. Cash used in operating activities for the first nine months of 2006 was the result of an increase in accounts receivable of $9.5 million, an increase of $7.0 million in costs in excess of billings and estimated earnings on uncompleted contracts and a decrease in detachable stock warrants of $735,000, partially offset by net income of $1.9 million, increases in accounts payable and accrued expenses of $4.3 million and an increase in billings in excess of cost and estimated earnings of $7.0 million. Other changes in working capital items provided cash of $586,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2006 and December 31, 2005 was $11.4 million and $4.9 million, respectively.

Net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $618,000 for the first nine months of 2006 compared with $452,000 for the same period in 2005. We are managing our capital expenditure spending in light of the current level of sales. As sales continue to increase in 2006, we anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Financing activities provided cash of $4.0 million during the first nine months of 2006 compared with cash provided by financing activities of $101,000 during the same period of 2005. Approximately $3.3 million was provided by the exercise of warrants and options, $2.6 million was borrowed against the revolving credit facility and $2.0 million was used to reduce the subordinated debt.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 7 to the consolidated statements contained in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation.

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, the Company issued on December 31, 2001 warrants (“Warrants”) to purchase 353,334 shares of our common stock to a group of accredited investors and 14,000 shares of our common stock as a finder’s fee, at an initial exercise price of $3.60 per share. The Warrants have a five-year term. Holders of such Warrants, during the three months ended September 30, 2006, exercised their Warrants to purchase 100,600 shares of our common stock. The Company has issued 100,420 shares (the “Warrant Shares”) pursuant to said exercise, 240 of which were issued pursuant to a cashless net exercise provision with respect to 420 shares. The Company received $360,648 of proceeds from the exercise of such Warrants, which proceeds were used as working capital. The Warrant Shares issued were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Warrant Shares have been registered for resale on Form S-3 (File No. 333-130294).

ITEM 6. EXHIBITS

10.1 Ninth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated June 14, 2006. (Incorporated by reference from the Company’s Form 8-K dated June 14, 2006)

10.2 Tenth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated October 6, 2006. (Incorporated by reference from the Company’s Form 8-K dated October 6, 2006)

10.3 Eleventh Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC for the sale of the Cincinnati manufacturing and corporate office facilities dated October 31, 2006. (Incorporated by reference from the Company’s Form 8-K dated November 2, 2006)

31.1 Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

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

Date: November 9, 2006