Form 10-K
period 2006-12-31
CECO ENVIRONMENTAL CORP
filed 2007-04-02
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:    None

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

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2006): $33,960,616

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 11,497,309 shares of common stock, par value $0.01 per share, as of March 10, 2007.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 23, 2007 are incorporated by reference into Part III.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors,” which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.    Business

General

CECO Environmental Corp. (“CECO”) was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services through four principal product groups: our Contracting Group, which produces air pollution control and industrial ventilation systems, our Equipment Group, which produces various types of air pollution control equipment, our Parts Group, which manufactures products used by us and other air pollution control companies and contractors, and our Engineering Group, which provides industrial ventilation engineering and source emission testing services. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the synergy between our family of companies.

Unless the context indicates otherwise, the terms “CECO”, “Company”, “we”, “us”, and “our”, as used herein refer to CECO Environmental Corp. and its subsidiaries.

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, “K&B Duct”, “H.M. White”, and “Effox,” to multiple end markets, a broad group of customers and for a wide range of applications.

We have created a family of companies, each playing a specialized role in the creation of clean air solutions. In December of 1999, we acquired Kirk & Blum, one of the largest sheet metal fabricators in the country. This major acquisition significantly changed our focus and capabilities by transforming the Company from a manufacturing operation to a full-service product, engineering and design service provider of air pollution control solutions. We have built upon this end-to-end platform strategy by broadening our offerings through both acquisitions and the creation of new service offerings. Recent developments include the following:

•

Entered into a transition agreement in February 2006 with H.M. White, LLC and H.M. White Holdings of Detroit, Michigan to jointly participate in the acquisition of new business in the areas of industrial ventilation systems and sheet metal and paint finishing construction.

•

Founded CECO Energy Management (this is a marketing group that secures business for Kirk & Blum, H.M. White and kbd/Technic) in 2006 to assist customers in developing plant wide energy reduction strategies in addition to eliminating waste and raising the efficiency of ventilation systems.

•

Acquired the assets of Effox, Inc., a leading producer of damper and expansion joints, on February 28, 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Most importantly, we have successfully combined these individual businesses into a cohesive, integrated unit. Kirk & Blum now produces the bulk of the other products supplied by our other family companies and captures margin that previously went to outside vendors.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are the leading provider of complete turnkey solutions to the air pollution control and industrial ventilation industry and one of the largest and most diversified turnkey solutions providers in North America. The multibillion-dollar global air pollution control market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. Through the vertical integration of our family of companies we offer our customers a complete end-to-end solution from engineering and project management services to procurement and fabrication to construction and installation to aftermarket support and sale of consumables, which allows them to avoid dealing with multiple vendors when managing projects. We have serviced the environmental needs of the industrial workplace for nearly 100 years and we believe our extensive experience and expertise in providing a turnkey solution for the air pollution control and industrial ventilation industry further enhances our overall customer relationships and provides us a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by our strong customer relationships with blue chip customers, many of which are greater than 20 years. We believe that no single competitor has the resources to offer a similar portfolio of product and service capabilities. Our family of companies offers the depth of a large organization while our lean organizational structure keeps us close to our customers and markets, allowing us to offer fast responses to each unique situation.

Diversified End Markets and Customer Base. The diversity of our end markets and customer base provides us with multiple growth opportunities. As of December 31, 2006, we had a diversified customer base of more than 2,300 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, foundry, ethanol, power and metals companies in the U.S. Our blue-chip customer base includes General Electric, General Motors, Procter & Gamble, Nissan, Honda, Boeing, Corning, Toyota, Babcock & Wilcox and Alcoa. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular client. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of approximately 20 years of experience in the air pollution control and industrial ventilation industry. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes 96 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complimentary product or service offerings into our family of companies. In February 2006, we integrated H.M. White, which provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. More recently in February 2007, we acquired Effox, Inc., which we believe will grant us access to the multi-billion dollar energy, power and utility markets. We believe that the breadth and diversity of our products and services and our ability to deliver a turnkey solution to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry. Our annual revenue has grown in each of the last four years and increased from $68.1 million in 2003 to $135.4 million in 2006, a compound annual growth rate of 25.7%. Over this same time frame our operating income has increased from $1.3 million to $6.0 million, a 64.3% compound annual growth rate, which we believe evidences the success of our horizontal and vertical integration strategy.

Industry Overview

We serve a large industry that has grown steadily over the last several years. The market for air pollution control and industrial ventilation products is a multi-billion dollar market that has grown rapidly and is highly fragmented. Today, more so than ever, people demand to live in a world of clean air and water and an environment that is free of industrial pollutants.

We believe growth for air pollution control and industrial ventilation products in the U.S. and abroad have recently and continue to be driven by several key factors:

•

Favorable Regulatory Environment. The adoption of increasingly stringent environmental regulations in the U.S. and abroad forces businesses to pay strict attention to environmental protection. Businesses and industries of all types – from aerospace, brick, cement, ceramics, and metalworking to ethanol, automobile, food, foundries, power plants, woodworking, printing, tobacco and pharmaceuticals – must comply with these various international, federal, state and local government environmental regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Regulations range from the air quality standards promulgated by the Environmental Protection Agency (“EPA”) to Occupational Safety and Health Administrative Agency (“OSHA”) standards regulating allowable contaminants in workplace environments.

Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The EPA and OSHA, as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology (“MACT”) standards and OSHA established Threshold Limit Values (“TLV”) for more than 1,000 industrial contaminants. Bio-terrorism threats have also increased awareness for improved industrial workplace air quality. Any of these factors, individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, in a weak economy customers tend to lengthen the time from their initial inquiry to the purchase order or defer purchases.

•

Worldwide Industrialization. Global trade has increased significantly over the last couple of years driven by growth in emerging markets, including China and India as well as other developing nations in Asia and Latin America. Furthermore, as a result of globalization manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues and we expect more rigorous environmental regulations will be introduced to create a cleaner and safer working environment and reduce environmental emissions as these economies evolve.

•

Strong Global Economic Growth and Rebound In Basic Industries. The global economy continues to grow at a brisk pace. According to the International Monetary Fund, world output growth was 4.9% in 2005 and is projected to be 5.1% in 2006 and 4.9% in 2007. We believe this growth is sustainable given the growth of several emerging markets and developing countries, including China, whose GDP growth has averaged 10.1% from 2004 – 2006 and is expected to grow 10% in 2007, and India, whose GDP growth has averaged 8.3% from 2004 – 2006 and is expected to grow 7.3% in 2007. We believe this strong global growth has absorbed spare manufacturing capacity and contributed, in part, to the rebound in basic industries by creating greater demand for certain commodities that drove up prices and enabled plant expansion, improved production efficiencies, and enhanced energy reduction efforts.

Strategy

Our strategy utilizes all of our resource capabilities to help customers improve efficiencies and meet specific regulatory requirements within their business processes through optimal design and integration of turnkey contaminant and pollution control systems. Our unique engineering and design expertise in air quality management combined with our comprehensive suite of product and service offerings allows us to provide customers with a one-stop cost-effective solution to meet their integrated abatement needs. We intend to continue to grow our company, increase stockholder value and become a worldwide leader in the design, development, installation and supply of complete turnkey solution to the industrial ventilation and pollution control marketplace. Key elements of our strategy include:

Expand Customer Base and Penetrate End Markets. We constantly look for opportunities to penetrate new customers, geographic locations and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the formation of a CECO Energy Management Team, or CEMT, the strategic integration of H.M. White, Inc., in February 2006 and the strategic acquisition of Effox, Inc., or Effox, in February 2007. CEMT ties together all of the pollution control specialties of the CECO family of companies and offers customers a complete plant-wide energy reduction strategy, which allows us to cross-sell our complete solution of products and services to both existing and new customers and create synergies between our many specialties. Our strategic integration of H.M. White provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. Meanwhile, we believe that our strategic acquisition of Effox will allow us to access the multibillion-dollar energy, power and utilities markets. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities both domestically and abroad, including international projects in China, Mexico and India.

Develop Innovative Solutions. We intend to continue to leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by taking into account projected demand for the product or service, price point and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near-term. Recent examples of our new product development include our development of the CECO Abatement Regenerative Thermal Oxidizer, which is used for ethanol emission applications. According to BBI International, there are currently 100 ethanol plants operating and 42 under construction in the U.S. Of the plants under construction, CECO is providing pollution control equipment, stainless ducting, and dryers to 25 plants or approximately 60% of new-build activity. Growth in ethanol is expected to continue to increase along with other alternative energy solutions as a result of substantial government focus and legislative support, among other reasons. The USDA estimates 10-year capacity growth to 12.8-17.8 billion gallons annually from the estimated current capacity of approximately 5.3 billion gallons per year.

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 2,300 active customers as of December 31, 2006, across a broad base of industries, including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, wood working, chemicals, tobacco, glass, automotive and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Pursue Selective Acquisitions. We believe we currently offer an attractive turnkey solution to our customers with organic growth potential; however, we will also continue to explore selective acquisition opportunities that:

•	Further broaden the breadth of our product and service offering;

•	Allow us to enter new end markets or strengthen our presence in an existing end market; and

•	Extend our industry leadership position.

The air pollution control and industrial ventilation industry is highly fragmented, which may present acquisition opportunities, particularly companies that produce types of pollution control equipment that we do not currently manufacture or companies that have system expertise in a particular industry that we do not currently serve or feel that we under serve, or who, by integrating into our existing family of companies would make us a dominant player in that particular market. In short we are looking to expand into horizontal markets that will strategically broaden our product and service offering and gain access to new customers and end markets. We believe that there is an ongoing trend among customers to utilize fewer suppliers in order to simplify procurement, increase manufacturing efficiency and generally reduce costs. We believe our reputation as an established, reliable and responsible provider of complete turnkey solutions makes us an attractive acquirer.

Products and Services

We believe that we are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We now market these turnkey pollution control services through all our companies with Kirk & Blum providing project management. With a diversified base of more than 2,300 active customers, we provide services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, utilities, metal plating, woodworking, chemicals, glass, automotive, ethanol, pharmaceuticals, and chemicals. The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Division	Capabilities (products/services)	Industries Served	Typical Applications

Contracting
	• Turnkey Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Acoustical Enclosures • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

	• Turnkey Design, Build, Install: - Airhouses - Conveyors - Dust Collectors • Custom Sheet Metal Fabrication	• Automotive • Electronic • Metal Finishing	• Washing • Paint/Finishing Booths • Ovens • Process Ventilation • Dust Collection

	• Eliminates Waste • Ventilation System Efficiencies • Reducing Energy Expenses	• Automotive • Electronic • Foundry • Steel	• Energy Waste • Exhaust System Inefficiency • Ventilation System Energy Expense

Division	Capabilities (products/services)	Industries Served	Typical Applications

Equipment
	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

	• Turnkey Design, Build, Install: - Dampers - Expansion Joints	• Coal-Fired Power Plants • Chemical Processing • Refining • Metals • Woodpaper	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

	• Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap • Venturi Scrubbers • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET STAR Strip/Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers

	• Turnkey Design, Build, Install: - Pulsejet Baghouses - Reverse Air Baghouses - Pulsejet Cartridge Filters - Oil Mist Filters	• Cement • Lime • Steel • Foundry	• Collection: - Dust - Dry Particulate Matter - Kiln Exhaust - Raw Mill Exhaust - Electric Furnace

Components/Parts
Kirk & Blum Parts	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

Division	Capabilities (products/services)	Industries Served	Typical Applications

	• Clamp-Together Componentized Ducting Systems	• Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments - Dust Particles - Fumes - Oil Mist

Engineering/Design
	• Air Flow and Contaminant Engineering and Design • Ventilation System Testing and Balancing • Emission Testing for Regulatory Compliance	• Automotive • Food • Furniture • Glass • Metals • Plastics • Smelters	• Emissions Testing and Compliance • Systems Analysis • Industrial Ventilation: - Engineering - Design

Contracting

Our contracting business unit is comprised of our Kirk & Blum division, H.M. White, and CECO Energy Management. Under the Kirk & Blum trade name we have four principal product lines. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with eight strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric, General Motors, Procter & Gamble, Nissan, Honda, Toyota, Boeing, Lafarge, Corning, RR Donnelley, and Alcoa. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets. We have completed several major contracts in Mexico and are currently executing large projects in China.

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

In February 2006, we entered into a transition agreement with H.M. White, LLC and H.M. White Holdings of Detroit, Michigan to jointly participate in the pursuit of new business in the areas of industrial ventilation systems and sheet metal and paint finishing construction. This combination of businesses allows us to expand our access to the automotive markets, especially in Detroit, where we previously had a minimal presence.

In 2006, we formed CECO Energy Management, which is a joint effort involving Kirk & Blum, H.M. White and kbd/Technic, to assist customers in developing plant wide energy reduction strategies in addition to eliminating waste and raising the efficiency of ventilation systems. By using Life Cycle Cost Analysis, we are able to build efficiency into the design of fans, motors, and collectors that delivers substantial cost savings over the life of the exhaust system.

Equipment

Our equipment business unit is comprised of CECO Filters, Busch International, CECO Abatement, CECOaire, and Effox. We added the CECO Abatement Systems division in 2001 to extend our penetration into the thermal oxidation market. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

We acquired the damper and expansion joint assets of Effox in Cincinnati, Ohio on February 28, 2007, to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multi-billion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification.

Our fiber bed filter technology is marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants, and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt and pharmaceutical products. In February 2004, we established CECO Filters India Pvt. Ltd. in Chennai, India to market filtering equipment under the CECO Filters trade name to extend our penetration into Asia.

We design and build air handling equipment and systems for filtering, cooling, heating, and capture of emissions in the metal industries under the Busch International name. Our fume exhaust systems with EPA recognized hood designs provide high efficiency control of oil mist and fumes, removing liquid particles and vapor phase emissions from rolling mill, machining, and other oil mist generating processes. We also provide systems for corrosion protection, fugitive emissions control, evaporative cooling, and other ventilation and air handling applications. We also market a strip cooler under the JET«STAR name that is designed to cool heavy gauge strip with thick coatings even at high strip speeds. This equipment is globally marketed to the steel and aluminum industries. We recently obtained a contract in China for such equipment for $3.5 million.

In January 2005, we formed CECOaire to increase our penetration into the dust control markets. We market baghouses that remove dust and particulate from industrial process airstreams. Our fabric dust collector product line optimizes sizing, component selection, and low pressure drop for increased energy savings. Our CECOaire Series HC and VC dust collectors are fully-automated pulse-jet cleaned pleated-cartridge filters designed to handle applications in a variety of industries. The Series DDPC Downdraft Benches are constructed to capture smoke and dust generated by welding, grinding, polishing, and soldering. We have the ability to upgrade existing dust collectors and offer complete conversion services. Prior to January 2005, CECOaire operated as part of CECO Filters.

Components/Parts

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States under the Kirk & Blum Parts division. In 2001, we started the K&B Duct product line to provide a cost effective alternative to traditional duct. Primary users for this product line are those that generate dry particulate such as furniture manufacturers, metal fabricators, and any other users desiring flexibility in a duct system. Customers include end users, contractors, and dealers.

Engineering/Design

Our engineering and design services are marketed under the kbd/Technic trade name to provide engineering services directly to customers. We routinely conduct stack tests for compliance demonstrations and provide customers with engineering evaluations of process or pollution control equipment. Our testing capabilities include the measurement of particulate emissions and particle size distribution including PM-10, sulfur oxides, nitrogen oxides, volatile organic compounds (VOCs), metals, and acid gases. Our industrial ventilation system designs enable reduced construction, operating, and maintenance costs by optimizing airflow. Representative customers include General Motors, Ford, Toyota, Quaker Oats, Nissan and Honda.

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance and often improve customer process performance. For example, the patented Jet*Star strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products, which are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2006, 2005, and 2004, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

We also specialize in the design, fabrication and installation of turnkey ventilation systems and processes. The project development cycle may follow many different paths depending on the specifics of the job and end market. The process normally takes between one and six months from concept and design to production, which may vary significantly depending on developments that occur during the process, including among others, the emergence of new environmental demands, changes in design specifications and ability to obtain necessary approvals.

Sales, Marketing and Support

Our selling strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control products and services. This involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. We believe this provides a discernable competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source responsibility. Our value proposition to customers is to provide competitively priced, customized turnkey solutions. Our combined industry-specific knowledge base accompanied by our product and service offerings provide valuable synergies for design innovation.

We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in the U.S., Mexico, Canada, Asia, Europe and South America. We have direct employees in India. We intend to expand our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

Much of our marketing effort consists of individual visits to customers, dissemination of sales and advertising materials, such as product announcements, brochures, magazine articles, advertisements and cover or article features in trade journals and other publications. We also participate in public relations and promotional events, including industry tradeshows and technical conferences. We maintain an internal marketing organization that is responsible for these initiatives.

Our customer service organization or sales force provides our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes in environment regulations and potentially pending changes as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, it leads to sales of annual service and support contracts as well as consumables. Our website also provides our customers with online tools and technical resources.

Quality Assurance

In engineered systems, quality is defined as system performance. We carefully review with our customers, before the contract is signed, the level of contaminant capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that guarantees will be met. Standard project management and production management tools are used to ensure that all work is done to specification, that project schedules are met, and that the system is started up in the proper manner. Equipment is tested at the site to ensure it is functioning properly. Every fiber bed filter we build is tested at the factory, both in India and the US. Historically, warranty expense is very low.

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2006. We do not believe that the loss of any of our customers would have a material adverse effect on us and our subsidiaries, taken as a whole.

Suppliers and Subcontractors

We purchase our angle iron and sheet plate products from a variety of sources. When possible, we secure these materials from steel mills. Other materials are purchased from a variety of steel service centers. Steel prices have been volatile but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products. On contract work, we mitigate the risk of higher prices by including the current price in our estimate.

We purchase chemical grade fiberglass as needed from Johns Manville Corporation, which we believe is the only domestic supplier of such fiberglass.

We have a good relationship with all our suppliers and do not anticipate any difficulty in continuing to receive such items on terms acceptable to us. We have not experienced difficulty in procuring a sufficient supply of materials in the past. We typically agree to billing terms with our suppliers ranging from net 30 to 45 days. To the extent that our current suppliers are unable or unwilling to continue to supply us with materials, we believe that we would be able to obtain such materials from other suppliers on acceptable terms.

Typically on turnkey projects we subcontract such things as electrical work, concrete work, controls, conveyors, insulation, etc. We use subcontractors with whom we have good working relationships and review each project, both at the beginning and on an ongoing basis, to ensure that all work is being done according to our specifications. Subcontractors are generally paid on a “pay when paid” basis.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of uncompleted signed Firm Fixed-Price contracts. The Company’s customers may have the right to cancel a given order, although historically cancellations have been very rare. Backlog was approximately $97.1 million and $28.9 million at the end of the fiscal years 2006 and 2005, respectively. Substantially all 2005 backlog was completed in 2006. Approximately 90% of the 2006 backlog is expected to be completed in 2007. Backlog is not defined by generally accepted accounting principals and our methodology for calculating backlog may not be consistent with methodology used by other companies. The addition of Effox in February 2007 brings an additional backlog of approximately $20 million as of December 31, 2006.

Competition

We believe that there are no singly dominant companies in the industrial ventilation and air pollution control markets in which we participate. These markets are fragmented with numerous smaller and regional participants. Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities is very important to our customers. As a result, competition varies widely by region and industry. The market for our products is highly competitive and is characterized by technological change, continuously changing environment regulations and evolving customer requirements. We believe that the principle competitive factors in our markets include:

•	Breadth and diversity of product offerings;

•	Ability to design standard and custom products that meet customers’ needs;

•	Ability to provide a reliable solution in a timely manner;

•	Quality customer service and support; and

•	Financial and operational stability, including reputation.

We believe we compete favorably with respect to these factors. However, sales of products and services under some of our trade names face competition with companies that have greater financial resources, technical, manufacturing and have more extensive marketing and advertising resources than we do.

Seasonality

Our business is subject to seasonal fluctuations. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. This is due to a combination of factors. First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the Christmas holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

Conversely, the first quarter of our calendar fiscal year is typically our weakest quarter. This is caused to some extent by winter weather constraints on outside construction activity but also by the seasonality of capital improvement projects as discussed relating to the fourth quarter.

Government Regulations

We believe our operations are in material compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations will not have a material adverse effect on our operations. Given the nature of our business, such changes usually create opportunity.

We are also subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards such as those described above. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have future material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. In 1997, we purchased, among other assets, three patents from Busch Co. that relate to the JET«STAR systems. JET«STAR systems constituted $1.2 million of revenues in 2006. We hold a US patent for our N-SERT® and X-SERT® prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. Such patents combined do not have significant value to our overall performance.

Financial Information about Geographic Areas

For 2006, 2005 and 2004, sales to customers outside the United States, including export sales, accounted for approximately 5%, 3% and 3%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars. We do not currently maintain any significant long-lived assets outside the United States.

Employees

We had 649 full-time employees and 2 part-time employees as of December 31, 2006. The facilities acquired with the acquisition of Kirk & Blum and H.M. White are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 486 employees are represented by international or independent labor unions under various union contracts that expire from June 2007 to August 2009.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 29, 2007. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 29, 2007.

Name	Age	Position with CECO
Phillip DeZwirek	69	Chief Executive Officer; Chairman of the Board of Directors
Richard J. Blum	60	President; Director
Dennis W. Blazer	59	Vice President-Finance and Administration;
		Chief Financial Officer; Assistant Secretary
David D. Blum	51	Senior Vice President; President of Kirk & Blum; Assistant Secretary
Jason DeZwirek	36	Secretary; Director

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also served as Chief Financial Officer until January 26, 2000. Mr. DeZwirek’s principal occupations during the past five years have been as Chairman of the Board and Vice President of CECO Filters (since 1985); Treasurer and Assistant Secretary of CECO Group (since December 10, 1999); a director of Kirk & Blum and kbd/Technic (since 1999); President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Nanotronics Corp., a publicly traded company (OTC:APIO) engaged in the manufacture of electronic components and systems for the defense and communications industries. Mr. DeZwirek has also been involved in private investment activities for the past five years. Mr. Phillip DeZwirek is deemed to control Green Diamond.

Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director and the President of The Kirk & Blum Manufacturing Company since February 28, 1975 until November 12, 2002 and the Chairman and a director of kbd/Technic since November 1988. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provided steam energy to various companies, including CECO. Kirk & Blum and kbd/Technic were acquired by the Company on December 7, 1999. Mr. Richard Blum is the brother of Mr. David Blum.

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

Jason DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. Mr. DeZwirek from October 1, 1997 through January 1, 2002 served as a member of the Committee that was established to administer CECO’s Stock Option Plan. He also serves as Secretary of CECO Group (since December 10, 1999). Mr. DeZwirek’s principal occupation since October 1999 has been as an officer and director of Kaboose Inc., an online media company servicing the children and family markets that trades on the Toronto Stock Exchange (TSX:KAB). Mr. DeZwirek currently serves as Chairman and Chief Executive Officer of Kaboose Inc. Mr. DeZwirek also is a director and the Secretary of API Nanotronics Corp. (OTC:APIO), a publicly traded company engaged in the manufacture of electronic components and systems for the defense and communications industries.

Available Information

Our Internet website is www.cecoenviro.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we electronically file these reports with the SEC. You can also obtain these reports, free of charge, by contacting Investor Relations, CECO Environmental, 3120 Forrer Street, Cincinnati, Ohio 45209, Phone: 1-800-606-2326. You can also obtain these reports and other information, free of charge, at the SEC’s Internet website at www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

We are not including the information contained in our website or any other website as part of, or incorporating them by reference into, the Annual Report on Form 10-K.

Item 1A.    Risk Factors

Additional Risk Factors to Consider:

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.

Risks Related to Our Business

Our dependence upon fixed-price contracts could adversely affect our operating results.

A majority of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize lower gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

If actual costs for our projects with fixed-price contracts exceed our original estimates, our profits will be reduced or we may suffer losses.

The majority of our contracts are fixed-priced contracts. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long-term nature of our contracts, unanticipated cost increases may occur as a result of several factors, including:

•	increases in cost or shortages of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Any of these factors could delay delivery of our products. Our contracts often provide for liquidated damages in the case of late delivery. Unanticipated costs that we cannot pass on to our customers, for example the increases in steel prices or the payment of liquidated damages under fixed contracts, would negatively impact our profits.

We have a substantial amount of indebtedness, which may adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

As of February 28, 2007, the aggregate amount of our outstanding indebtedness under our credit facility with Fifth Third Bank (the “Bank Facility”) and subordinated debt was approximately $20.4 million, which includes an additional $7.0 million to finance the Effox acquisition. Our outstanding indebtedness could have important consequences for you, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to our Bank Facility and subordinated debt, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

•

the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•

we will need to use a portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	we may have a higher level of debt than some of our competitors, which could put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity. We may not be able to refinance our existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog has increased from approximately $28.9 million at December 31, 2005 to approximately $97.1 million at December 31, 2006. This increase does not include backlog attributable to the recently acquired Effox assets of approximately $20 million at December 31, 2006. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Since our financial performance is seasonal, current results are not necessarily indicative of future results.

Our operating results may fluctuate significantly due to the seasonality of our business and these fluctuations make it more difficult for us to predict accurately in a timely manner factors that may have a negative impact on our business. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. For example, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. In addition, many customers shut down over the Christmas holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

Conversely, the first quarter of our fiscal year is typically our weakest quarter. This is caused to some extent by winter weather constraints on outside construction activity but also by the seasonality of capital improvement projects as discussed relating to the fourth quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Our financial performance may vary significantly from period to period, making it difficult to estimate future revenue.

Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance.

We have a history of net losses, and may not be profitable in the future.

Although we reported net income of $3.1 million for the year ended December 31, 2006, we have incurred net losses each fiscal year since 1999. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

Percentage-of-completion method of accounting for contract revenue may result in material adjustments that would adversely affect our operating results.

We recognize contract revenue using the percentage-of-completion method on all fixed price contracts over $50,000. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

A significant portion of our accounts receivable are related to large contracts, which increases our exposure to credit risk.

We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However unanticipated events that affect our customers could have a materially adverse impact on our operating results.

Changes in billing terms can increase our exposure to working capital and credit risk.

Our products are generally sold under contracts that allow us to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the product. We attempt to negotiate progress-billing milestones on all large contracts to help us manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

Customers may cancel or delay projects. As a result our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. Ordinarily, we are not awarded contracts until a customer is ready to begin work on a project. Thus, it is our experience that the only relationship between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year long project, there is more time for the customer to have some business downturn causing him to cancel than there is in a three-month project.

Our gross margins are affected by shifts in our product mix.

Certain of our products have higher gross profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins. For example, in the fourth quarter of 2006, we experienced a decrease in gross margin as a percent of net sales due to a change in product mix. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross margins. In addition, contracts with a higher percentage of subcontracted work or equipment purchases may result in lower gross profit margins.

Risks Related to Our Operations and Industry

We face significant competition in the markets we serve.

The industries in which we compete are all highly competitive and highly fragmented. We compete against a number of local, regional and national contractors and manufacturers in each of our product or service lines, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source responsibility. We believe new entrants that are large corporations may be able to compete with us on the basis of price and as a result may have a material adverse affect on the results of our operations. In addition, we cannot assure you that other companies will not develop new or enhanced products that are either more effective than ours or would render our products non-competitive or obsolete. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials comprise the largest component of our costs, representing over 60% of the costs of our net sales in fiscal 2006. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial markets. Demand in these markets fluctuates in response to overall economic conditions, although the replacement nature of a portion of our products helps mitigate the effects of these changes. Economic downturns in the markets we serve may result in reductions in sales and pricing of our products and services, which could reduce future earnings and cash flow.

Our industry has recently experienced shortages in the availability of qualified personnel. Any difficulty we experience replacing or adding qualified personnel could adversely affect our business.

Our operations require the services of employees having technical training and experience in our business. As a result, our operations depend on the continuing availability of such personnel. Shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors, or be unable to employ additional or replacement personnel with the requisite level of training and experience, our operations could be adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both.

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

We are highly dependent on the experience of our management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. We cannot assure you that we will be successful in attracting and retaining such personnel. Our failure to recruit additional key personnel could have a material adverse effect on our business, financial condition and results of operations.

We may make future acquisitions, which involve numerous risks that could impact our business and results of operations.

Our operating strategy involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. We have acquired, and intend to selectively acquire, other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve numerous risks, including:

•	difficulties in integrating the acquired businesses, product or service lines, assets or technologies;

•	diverting management’s attention from normal daily operations of the business;

•	entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	unanticipated costs and exposure to undisclosed or unforeseen liabilities;

•	potential loss of key employees and customers of the acquired businesses, product or service lines, assets or technologies;

•	our ability to properly establish and maintain effective internal controls over an acquired company; and

•	increasing demands on our operational and information technology systems.

Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, an unavoidable level of risk remains regarding their actual operating and financial condition. Until we actually assume operating control of these businesses, product or service lines, assets or technologies, we may not be able to ascertain the actual value or understand the potential liabilities. This is particularly true with respect to non-U.S. acquisitions.

In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our Bank Facility contains certain covenants that limit, or which may have the effect of limiting, among other things acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

Our manufacturing operations are dependent on third-party suppliers.

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. We purchase all of our chemical grade fiberglass from one domestic supplier, which we believe is the only domestic supplier of such fiberglass, and certain specialty items from only two domestic suppliers. These items also can be purchased from foreign suppliers. Failure by our third-party suppliers to meet our requirements could have a material adverse effect on us. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of manufacturers or suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.

The relocation of our largest manufacturing and corporate office facility located in Cincinnati, Ohio could result in a negative impact on the Company’s financial performance.

We have entered into a purchase agreement for the sale of our largest manufacturing and corporate office facility in Cincinnati, Ohio. The agreement, which may be terminated by the purchaser for any reason prior to July 2, 2007, provides for the 10.7 acres of real estate and improvements to be divided into two parcels, with the closing of the first parcel scheduled to occur on or before July 16, 2007, provided that the purchaser makes a required payment to us by July 2, 2007. The closing of the second parcel would occur on or before the later of March 25, 2008 or 30 days after we have vacated the second parcel, subject to certain conditions. The closing of the sale is subject to customary closing conditions and the negotiation of our rights to occupy both parcels for a period of up to 10 months following the first closing. There is no assurance that the sale will be consummated.

We will be required to relocate all of our manufacturing operations and administrative offices that are currently being performed at these facilities. Although we are currently making plans to vacate these facilities, we have not located replacement facilities for our operations. If we are unable to locate replacement facilities and relocate our operations within the required time periods, our manufacturing operations and administrative activities may be disrupted and we may be required to incur additional expenses, which may have an adverse impact on our business and results of operations. In addition, the disruption on our manufacturing operations and administrative activities during the relocation, and additional incurred expenses may also have an adverse impact on our business and results of operations.

Our operations outside of the United States are subject to political, investment and local business risks.

In 2006, approximately 5% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

•	local political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon the financial condition and results of operations.

If we do not develop improved products and new products in a timely manner in response to industry demands, our business and revenues will be adversely affected.

The air pollution control and filtration industry is characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. We cannot assure you that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

Our business can be significantly affected by changes in technology and regulatory standards.

The air pollution control and filtration industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our filtration products and processes obsolete. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot assure you that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

We might be unable to protect our intellectual property rights and our products could infringe the intellectual property rights of others, which could expose us to costly disputes.

We hold various patents and licenses relating to certain of our products. We cannot assure you as to the breadth or degree of protection that existing or future patents, if any, may afford us, that our patents will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us. Although we believe that our products do not and will not infringe patents or violate the proprietary rights of others, it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products or obtain a license for certain technology. We cannot assure you that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon our business. In addition, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violations action which may be brought against us. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of February 28, 2007, 464 of our 631 employees are represented by international or independent labor unions under various union contracts that expire from June 2007 to August 2009. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

We may incur material costs as a result of product liability claims, which could adversely affect our business, results of operations and financial condition and cash flows.

Despite our quality assurance measures, defects may occur in our products and we may be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.

Liability to customers under warranties may adversely affect our reputation, our ability to obtain future business and our earnings.

We provide warranties as to the proper operation and conformance to specifications of the products we manufacture. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims, and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

We may become liable for the obligations of our subcontractors.

We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as electrical work, concrete work, insulation, conveyors, controls, etc. In our industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

Our business is subject to risks of terrorist acts, acts of war and natural disasters.

Terrorist acts, acts of war, or national disasters may disrupt our operations and information and distribution systems, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic/global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

If we are unable to complete our assessment of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended December 31, 2008, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We are currently undertaking a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation and evaluation of our internal controls under the direction of our management. We have been making various changes to our internal control over financial reporting as a result of our review efforts. To date, we have not identified any material weaknesses in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board. However, due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Risks Related to Our Common Stock

Our executive officers and directors are able to exercise significant influence over our company, and their interests may conflict with those of our other stockholders.

As of February 28, 2007, our executive officers and directors beneficially own approximately 42% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options held by them. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of our executive officers and directors with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Continued concentrated ownership by our executive officers and directors may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We have engaged in the past, and continue to engage, in related party transactions and such transactions present possible conflicts of interest.

We have engaged in the past, and continue to engage, in several related party transactions, including the issuance, modification and extension of our subordinated debt obligations, management consulting services, and office space and other expenses related to our Toronto office. All such transactions were approved by the Audit Committee of our Board of Directors, which believed that the transactions were in our best interest. Transactions of this nature present the possibility of a conflict of interest whereby the other party may advance its economic or business interests or objectives that may conflict with or be contrary to our best interests. Any such conflict could have a material adverse effect on our financial conditions and results of operations.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of February 28, 2007, we had 11,498,229 shares of common stock outstanding. The average daily trading volume in our common stock during the prior 60 calendar days ending on that date was approximately 173,000 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Issuance of shares under our stock incentive plan or in connection with financing transactions will dilute current stockholders.

Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon exercise of any outstanding stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders. For example, in 2006, our chairman received 250,000 warrants in exchange for extending the maturities on our subordinated debt.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved 1.5 million shares of our common stock for issuance under outstanding stock options, and we had outstanding options to purchase 282,605 shares of our common stock with a weighted average exercise price of $4.51 per share as of December 31, 2006. These shares of common stock are registered for resale on a currently effective registration statement. In addition, Phillip DeZwirek owns warrants to purchase 1,250,000 shares of common stock that we are obligated to register upon demand. Green Diamond, an affiliate of Phillip DeZwirek and Jason DeZwirek, owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Our ability to issue preferred stock could adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 10,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. Accordingly, we may issue shares of any series of preferred stock that would rank senior to the common stock as to voting or dividend rights or rights upon our liquidation, dissolution or winding up.

Certain provisions in our charter documents have anti-takeover effects.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those limiting who may call special stockholders’ meetings, together with the possible issuance of our preferred stock without stockholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Additionally, our Bank Facility restricts the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.    Properties

Our principal operating offices are headquartered in Cincinnati, Ohio at a 236,178 square foot facility that we own.

We have an executive office in Toronto, Canada, at facilities maintained by affiliates of our Chief Executive Officer and Chairman of the Board and Secretary, who work at the Toronto office. We reimburse such affiliate $10,000 per month for the use of the space and other office expenses. We believe that the terms of the reimbursement arrangements were negotiated on an arm’s length basis and were made on terms no less favorable than could have been obtained from other third parties.

We own a 33,000 square foot facility in Indianapolis, Indiana, a 35,000 square foot facility in Louisville, Kentucky and a 33,000 square foot facility in Lexington, Kentucky.

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration
Cincinnati	96,400	$409,700	November 2011
Columbia, Tennessee	34,800	$127,020	August 2010
Greensboro, North Carolina	30,000	$120,000	August 2011
Detroit, Michigan	38,590	$116,000	April 2009
Defiance, Ohio	10,000	$27,400	Month to month
Pittsburgh, Pennsylvania	4,000	$55,000	May 2011
Chicago, Illinois	1,250	$21,200	January 2009
Conshohocken, Pennsylvania	27,500	$153,320	April 2011
Canton Mississippi	7,500	$16,800	October 2007
Chenai, India	5,850	$12,000	August 2007

It is anticipated that all leases coming due in the near future will be renewed at expiration.

All properties owned are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

Kirk & Blum has entered into a purchase agreement for the sale of our Cincinnati property. The purchase agreement, which may be terminated by the purchaser for any reason prior to July 2, 2007, provides for 10.7 acres of real estate and improvements to be divided into two parcels, with the first parcel to be sold for a purchase price of $6.9 million and the second parcel to be sold for a purchase price of $1.1 million. The closing of the first parcel is scheduled to occur on or before July 16, 2007, provided that payment is made by the purchaser in the amount of $400,000 by July 2, 2007. The closing of the second parcel would occur on or before the later of March 25, 2008 or 30 days after we have vacated the second parcel, subject to certain conditions. The closing of the sale is subject to various customary closing conditions and special conditions such as the negotiation of a definitive agreement setting forth Kirk & Blum’s post-closing possessory rights

Kirk & Blum anticipates having the right to occupy both parcels with no rent obligations for a period of up to ten months following the closing on the first parcel, however, Kirk & Blum is expected to be responsible for real estate taxes, insurance costs, utility costs and other operational costs during such occupancy.

In 2006, we increased our leased space by 135,000 square feet. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Market Information

Our common stock is traded on the Global Market of the NASDAQ Stock Market under the symbol “CECE.” The following table sets forth the high and low common stock sales prices as reported by the NASDAQ Global Market or the NASDAQ SmallCap Market during the periods indicated.

2005	High	Low	2006	High	Low
1st Quarter	4.15	2.66	1st Quarter	10.00	5.61
2nd Quarter	3.60	1.86	2nd Quarter	12.93	6.78
3rd Quarter	4.51	2.71	3rd Quarter	10.96	6.95
4th Quarter	7.64	4.07	4th Quarter	11.18	7.60

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2007 was 228, although there is a larger number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to various loan documents which prevent us from paying any dividends.

Recent Sales of Unregistered Securities

As previously reported, we issued on December 31, 2001 warrants (“Warrants”) to purchase 353,334 shares of our common stock to a group of accredited investors at an initial exercise price of $3.60 per share and 14,000 shares of our common stock as a finder’s fee. The Warrants have a five-year term. Holders of such Warrants, during the three months ended December 31, 2006, exercised their Warrants to purchase 18,767 shares of our common stock. We have issued 17,997 shares (the “Warrant Shares”) of our common stock pursuant to said exercise, 1,330 of which were issued pursuant to a cashless net exercise provision with respect to 2,100 shares. We received $60,001 of proceeds from the exercise of such Warrants, which proceeds were used as working capital. The Warrant Shares issued were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Warrant Shares have been registered for resale on Form S-3 (File No. 333-130294). As of December 31, 2006, all of the Warrants have been exercised.

Performance Graph

This stock performance graph is furnished and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The line graph below compares the annual percentage change in CECO’s cumulative total shareholder return on its Common Stock with the cumulative total return of the Russell 2000 Stock Index (a broad-based market index) and the Dow Jones Waste and Disposal Services Index for the five-year period ending December 29, 2006. The graph and table assumes $100 invested on January 1, 2002 in CECO’s Common Stock, the Russell 2000 Stock Index and the Dow Jones Waste and Disposal Services Index and that all dividends were reinvested. The Dow Jones Waste and Disposal Services Index total return is weighted by market capitalization.

Compare 5-Year Cumulative Total Return Among

CECO Environmental Corp., Russell 2000 Index and

Dow Jones Waste and Disposal Services Index

	Fiscal Year Ending
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Ceco Environmental Corp.	100.00	56.06	50.00	104.24	173.94	271.82
DJ Waste & Disposal Services	100.00	80.56	110.81	114.62	121.55	149.21
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

Item 6.    Selected Financial Data

The following table sets forth our selected financial information. The financial information for the years ended December 31, 2006, 2005 and 2004 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 2003 and as of December 31, 2002 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2005		2004		2003		2002[1]
	(in thousands, except per share amount)
Statement of operations information:
Net sales	$135,359	$81,521		$69,366		$68,159		$78,575
Gross profit, excluding depreciation and amortization	24,098	17,000		13,095		13,011		15,590
Depreciation and amortization[1]	1,229	1,167		1,254		1,245		1,479
Operating income	6,047	3,525		1,185		1,364		2,209
Net income (loss)	3,094	(435)		(928)		(667)		(306)
Basic net income (loss) per share[2] Diluted net income (loss) per share	.27 .24	(.04 (.04	) )	(.09 (.09	) )	(.07 (.07	) )	(.03 (.03	) )
Weighted average shares outstanding (in thousands)
Basic	11,260	9,993		9,993		9,852		9,582
Diluted	12,890	9,993		9,993		9,852		9,582

	At December 31,
	2006	2005		2004		2003		2002[1]
	(dollars in thousands)
Balance sheet information:
Working capital	$14,311	$3,602		$1,910		$3,709		$5,024
Total assets	63,188	42,900		43,441		41,154		45,514
Short-term debt	620	1,568		4,188		2,094		2,120
Long-term debt	15,714	12,847		11,894		13,388		16,202
Stockholders equity	14,923	6,783		7,249		8,030		8,706

[1]

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result, we ceased amortization of goodwill and indefinite life intangibles, effective January 1, 2002, that totaled $476,000 in fiscal year 2001 and $217,000 in 2000.

[2]	Basic earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox” and H.M. White trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 2,300 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

Our return to profitability in 2006 after several years of losses is directly related to an increase in the level of pollution control capital expenditures which is being driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our independence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal.

We continue to focus on increasing revenues and profitability. Our operating strategy involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, CECOaire, K&B Duct, CECO Filters, India, H.M. White, CECO Energy Management and Effox. At the same time, we have been able to consolidate these new entities into our existing corporate structure with out increasing costs proportionally.

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

Operations Overview

Our contracts are obtained either through competitive bidding or as a result of negotiations with our customers. Contract terms offered by us are generally dependent on the complexity and risk of the project as well as the resources that will be required to complete the project. For example, a contract that can be performed primarily by subcontractors and that doesn’t require us to use our fabrication and assembly facilities can be quoted at a lower gross margin than a more typical contract that will require additional factory overhead and administrative expenses. Our focus is on increasing our operating margins as well as our gross margin percentage which translates into higher net income. Our sales typically peak in the fourth quarter due to a tendency of customers to want to fully utilize annual capital budgets and due to the fact that many industrial facilities shut down for the holiday season and that creates demand for maintenance and renovation work that can be done at no other time.

CECO Filters secures international sales through the efforts of its operation in India and also through a network or sales representatives around the globe. System sales, such as those secured by Busch and Kirk & Blum, are secured through relationships built up over the years in various industries. Some of these relationships are at American companies building plants overseas and some are through the global reputation of Busch. Kirk & Blum and H.M. White have both long done business in Mexico. In March of 2007 a full time salesperson has been hired in Mexico and we believe that we will be able to start a Mexican operation eventually that mirrors Kirk & Blum’s satellite plants.

Cost of sales include approximately 60% material and 20% labor, plus subcontracting costs and factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are effected. However, profitability is enhanced through the absorption of fixed operating costs, including SG&A and factory overhead.

We break down costs of sales into four categories. They are:

•	Labor- Our direct labor both in the shop and in the field;

•	Material- Raw material, mostly steel, that we buy to build our products;

•	Equipment- Fans, motors, control panels, etc. necessary for turnkey systems; and

•	Subcontracts- Electrical work, concrete work, etc. necessary for turnkey systems.

In general, labor is the factor we are able to mark up the most followed by material and equipment and subcontracts. Across our various product lines the relative relationships of these factors changes thus causing variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage. The important factor is that gross margin dollars increase as do operating margin dollars and percentages.

Selling and administrative expense principally includes advertising and marketing expenditures and all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. We expect to leverage our fixed operating structure as we continue to grow our revenue.

How We Manage our Business

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

Strategy

We believe there are significant opportunities for us to increase our revenue, profitability and market position in both the United States and abroad. Our strategy for growth consists of the following elements:

•	Expand our customer base, enter new end markets and further penetrate existing end markets;

•	Develop innovative solutions;

•	Maintain strong customer focus; and

•	Pursue selective acquisitions.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 reflect our operations consolidated with the operations of our subsidiaries.

2006 vs. 2005

	For the year ended December 31,
($’s in millions)	2006	2005
Sales	$135.4	$81.5
Cost of sales	111.3	64.5

Gross profit (excluding depreciation and amortization)	24.1	$17.0
Percent of sales	17.8%	20.9%
Selling and administrative expenses	$16.8	$12.3
Percent of sales	12.4%	15.1%
Operating income	$6.0	$3.5
Percent of sales	4.5%	4.3%

Consolidated sales in 2006 were $135.4 million, an increase of $53.8 million or 66% compared to 2005. This increase was primarily the result of a large increase in contracting sales due to increased demand for our products and services and also to the addition of H.M. White, Inc. which generated nearly $12 million in new revenues. Additionally, we experienced a large increase in equipment revenues and a modest increase in sales of component parts.

Orders booked in 2006 were $203.6 million compared with $89.6 million in 2005. The increase in bookings was due to a continuing strengthening in the economy throughout the year and access to new markets provided by the addition of H.M. White and CECO Energy Management. We continue to experience an increased level of customer inquiry and quoting activities. This improvement in the economy could result in increased air-quality related capital spending.

Gross profit excluding depreciation and amortization increased by 41.8% or $7.1 million to $24.1 million in 2006 compared with $17.0 million in 2005. Gross profit, as a percentage of sales, was 17.8% in 2006 compared to 20.9% in 2005. The decrease in the gross profit percentage of 3.1% was due primarily to changes in product mix and one underperforming large project.

Selling and administrative expenses increased by $4.5 million to $16.8 million in 2006. Selling and administrative expenses, as a percentage of revenues for 2006 and 2005 were 12.4% and 15.1% respectively. This increase was due to the addition of $1.2 million of H.M. White selling and administrative expenses, increases in commissions and incentive compensation expenses relating to improved financial performance and increased selling and administrative wages.

Depreciation and amortization remained constant at $1.2 million for both years. This was due primarily to an increase in capital expenditures offset by certain of the Kirk & Blum assets acquired in 1999 that became fully depreciated.

Operating income was $6.0 million in 2006 and $3.5 million in 2005. This 71.5% increase in operating income resulted from the various factors previously mentioned.

Other income for the year ended December 31, 2006 was $812,000 compared with other expense of $900,000 during the same period in 2005. The income in 2006 includes $842,000 of income from the exercise of detachable stock warrants offset by various miscellaneous expense items. The expense in 2005 included a non-cash charge of $806,000 for the fair market value adjustment of the same detachable stock warrants.

Interest expense decreased to $2.0 million in 2006 compared to $2.4 million for the same period of 2005. This was due to lower subordinated debt outstanding during the year and lower interest rates on the Bank Facility.

Federal and state income tax provision was $1.8 million during 2006 compared with a tax provision of $647,000 for the same period in 2005. The effective income tax rate for 2006 was 36% compared with 305% for the same period of 2005. The effective tax rate during 2006 was affected by certain permanent differences including the non-taxable, non-cash income from warrants. Due to state & federal loss-carryforwards, no income taxes were paid in 2005 or 2004.

Net income was $3.1 million in 2006 compared to a net loss of $435,000 in 2005.

2005 vs. 2004

	For the year ended December 31,
($’s in millions)	2005	2004
Sales	$81.5	$69.4
Cost of sales	64.5	56.3

Gross profit (excluding depreciation and amortization)	$17.0	$13.1
Percent of sales	20.9%	18.9%

Selling and administrative expenses	$12.3	$10.7
Percent of sales	15.1%	15.3%

Operating income	$3.5	$1.2
Percent of sales	4.3%	1.9%

Consolidated sales in 2005 were $81.5 million, an increase of $12.2 million compared to 2004. This increase came primarily from a large increase in equipment sales as well as an increase in contracting revenues and sales of component parts.

Orders booked in 2005 were $89.6 million compared with $82.8 million in 2004. The increase in bookings was due to a continued strengthening in the economy throughout the year including several large orders booked in 2005.

Gross profit excluding depreciation and amortization increased by 29.8% to $17.0 million in 2005 compared with $13.1 million in 2004. Gross profit, as a percentage of sales, was 20.9% in 2005 compared to 18.9% in 2004. The increase in the gross profit percentage of 2.0% was due to increased efficiencies resulting from the increase in sales volume without a corresponding increase in operating expenses. We also benefited from better overall margins in our product mix and backlog as jobs closed out with higher than expected profits.

Selling and administrative expenses increased by $1.6 million to $12.3 million in 2005. Selling and administrative expenses, as a percentage of revenues for 2005 and 2004 were 15.1% and 15.3% respectively. This increase was due to increases in incentive compensation related to improving financial performance and order bookings, increased legal and professional fees due to various SEC filings and registrations as well as costs associated with refinancing our long-term debt.

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

Federal and state income tax provision was $647,000 during 2005 compared with a tax benefit of $248,000 for the same period in 2004. The effective income tax rate for 2005 was 305% compared with 21.1% for the same period of 2004. The effective tax rate during 2005 was unfavorably affected by certain permanent differences including the non-deductible, non-cash charge for warrants of $806,000 and non-deductible interest expense of $447,000 relating to amortization of the subordinated debt discount. Due to state and federal loss-carryforwards, no income taxes were paid in 2005 or 2004.

Net loss was $435,000 in 2005 and $928,000 in 2004.

Liquidity and Capital Resources

Financing

At December 31, 2006 and December 31, 2005, cash and cash equivalents totaled $445,000 and $310,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of December 31, 2006 was $10.6 million as compared to $6.8 million at December 31, 2005, an increase of $3.8 million due to net borrowings under the Bank Facility. The cash that we borrowed was used for operating activities.

Unused credit availability under the revolving line of credit of the Bank Facility at December 31, 2006 was $ 3.9 million. In connection with the acquisition of Effox, Inc. our Bank Facility was amended on February 27, 2007. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, CECO Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consists of the existing term loan in the amount of $2.4 million, a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $20.0 million. Credit availability is determined under our revolver on an asset base calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the two term notes of LIBOR plus 2.25%. See “Debt Covenants” below for a description of financial covenants under the Bank Facility.

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction in December 1999 included investments of $4 million by Green Diamond, $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. On May 30, 2006, CECO entered into a letter agreement with Fifth Third Bank, CECO’s lender, permitting CECO to pay accrued interest and unpaid interest on, and the entire unpaid principal balance of, all of the indebtedness and other obligations owing by CECO to each of ICS Trustee Services Ltd. and Harvey Sandler and on May 31, 2006, CECO repaid in full the ICS and Sandler Subordinated Debt using proceeds from the exercise of warrants of approximately $893,000 and advances under Fifth Third Bank loan proceeds in the aggregate approximate amount of $167,000.

On September 30, 2003, an additional $1.2 million of subordinated debt was raised from Green Diamond, a related party, with a maturity of April 30, 2005 and an interest rate of 6% per annum. On December 30, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4.0 million subordinated note was increased by the accrued interest of $1.4 million to $5.4 million and the principal balance for the $1.2 million subordinated note was increased by $90,000 to $1.3 million. In connection with the December 29, 2005 credit facility, the maturity was extended to April 1, 2007.

On January 6, 2006, Mr. Phillip DeZwirek elected to exercise warrants for 1,000,000 shares of common stock for an aggregate amount of $1,718,750 paid to us. Mr. Jason DeZwirek also exercised on such date options for 25,000 shares of common stock for an aggregate amount of $50,250 paid to us. Proceeds from these exercises were used by us to pay accrued interest on the Green Diamond subordinated notes of $1,531,792, which interest was previously capitalized as principal on the notes. Fifth Third Bank consented to this use of proceeds.

On December 28, 2006, the Company and Green Diamond further amended the subordinated notes to extend the maturity date under both notes from April 1, 2007 to July 1, 2008, which was later amended to January 31, 2010 on March 27, 2007. In consideration for such extension, the interest rate under $1.3 million subordinated note was increased from 6% to 12%. As additional consideration for the extension, the Company issued warrants for 250,000 shares of common stock at an exercise price of $9.07 per share to Green Diamond on December 28, 2006. These warrants did not impact earnings in 2006. The $842,000 valuation was recorded as a reduction in the principal balance of subordinated notes and will be amortized over the remaining maturity of the notes. Green Diamond is an affiliate of Phillip DeZwirek and Jason DeZwirek, both of whom are executive officers and directors of CECO. The notes and the warrants were approved by the Audit Committee, which consists solely of independent directors under the NASDAQ rules.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2006	2005	2004
Total operating cash flow	$(4,150)	$2,586	$1,882
Purchases of property and equipment	$(898)	$(661)	$(472)

Net cash (used in) investing activities	$(898)	$(661)	$(472)
Proceeds from issuance of common stock, options and exercise of warrants	$3,362	$—	$13
Net bank borrowing	3,809	(1,954)	(1,220)
Repayment of subordinated notes	(1,988)	—	—

Net cash provided by (used in) financing activities	$5,183	(1,954)	(1,207)

Net increase (decrease)	$135	$(29)	$203

In 2006 $4.2 million was used by operating activities compared to $2.6 million provided by operating activities in 2005. The decrease in cash provided was due primarily to significant increases in working capital requirements related to our increased level of sales. The major working capital accounts that used cash were accounts receivable which increased $13.8 million, costs and estimated earnings in excess of billings on uncompleted contracts which increased $6.1 million and inventory which increased $774,000. Cash was provided by increases in accounts payable of $5.9 million, billings in excess of costs and estimated earnings of $5.8 million and accrued taxes of $284,000. Net income included non cash income from the exercise of detachable stock warrants in the amount of $842,000 and non cash expenses for depreciation of $1.2 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2006 was $14.5 million as compared to $4.9 million at December 31, 2005. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will decrease somewhat as our operating income continues to increase and we begin collecting higher levels of cash from our increased level of sales reflected in accounts receivable.

In 2005 we generated $2.6 million from operating activities compared to $1.9 million provided by operating activities in 2004. The increase in cash provided was due primarily to improved operating performance which was reflected in our reduced net loss. Operating income was reduced by a non-cash charge of $806,000 for the fair market value adjustment of detachable stock warrants, non-cash interest expense of $357,000 and non-cash income tax expense of $423,000. We created additional cash from a decrease in accounts receivable of $904,000 resulting from improved collections. Cash was also provided by an increase in billings in excess of costs and estimated earnings of $296,000. The working capital accounts that used cash were an inventory increase of $292,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $500,000 and a decrease accounts payable and accrued expenses of $158,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2005 was $4.9 million as compared to $5.9 million at December 31, 2004.

In 2006 net cash used in investing activities related to the acquisition of capital expenditures for property and equipment was $898,000 compared with $661,000 for the same period in 2005. We are managing our capital expenditures by evaluating the needs of our divisions to provide the necessary equipment needed to take advantage of the current increased level of sales. Additional capital expenditures may be incurred related to the replacement facilities subject to the successful completion of the sale of our Cincinnati property.

Financing activities provided cash of $5.2 million during 2006 compared with cash used of $2.0 million during the same period of 2005. Current year financing activities included net borrowings of $4.4 million on our revolving line of credit, proceeds from the exercise of warrants and options of $3.4 million and payments of $568,000 on our term loan under our Bank Facility.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We try to achieve this by obtaining initial down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory remains relatively constant from year to year. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

Our backlog has increased from $28.9 million in 2005 to $97.1 million in 2006 (which amount does not include backlog attributable to the acquisition of the Effox assets of approximately $20 million at December 31, 2006), and the Company believes that the amount available under the revolving line of credit of the Bank Facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. We cannot assure you that we will be able to sell any of these properties. Our cost reduction initiatives in prior years will have both short-term and long-term cash flow implications. A lower or more stable cost structure will be beneficial in future periods as revenues increase and costs do not increase proportionately. We also have access to additional financing by increasing the amount of our subordinated debt obtained through related parties or by accessing the public equity markets. We cannot assure you that such additional financing will be available on commercially acceptable terms, if at all.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to various loan documents which prevent us from paying any dividends.

Debt Covenants

The Bank Facility was amended on June 8, 2006 and February 28, 2007. Terms of the Bank Facility, as amended, include revised financial covenants which require compliance including at December 31, 2006 and each quarter through December 31, 2010. The revised covenants increase the maximum capital expenditures financial covenant commencing with fiscal year 2007 and each year thereafter during the term of the Bank Facility from $750,000 to $1,500,000, increase the minimum Fixed Charge Coverage Ratio from 1.10 to 1.0 to 1.25 to 1.0 for each quarter during the term of the Bank Facility and modifies the maximum funded debt to EBITDA covenant ratios as per the following table:

Period		Maximum Total Funded Debt to Adjusted EBITDA Ratio

(a)	The Test Period ending on December 31, 2006	3.20 to 1

(b)	The Test Period ending on March 31, 2007	4.25 to 1

(c)	The Test Period ending on June 30, 2007	4.00 to 1

(d)	The Test Period ending on September 30, 2007	3.50 to 1

(e)	Each Test Period ending on and after December 31, 2007	3.20 to 1

In the future, if we cannot comply with the terms of the Bank Facility agreements it will be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which would cause all amounts owed to be immediately due and payable.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2006, cash payments for these benefits are expected to be in the range of $650,000 – $750,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $570,000 may be required in 2007 for the pension plan and $62,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of December 31, 2006 (in thousands of dollars).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt obligations (a)	$17,532	$1,183	$4,068	$12,281	$—
Estimated interest payments	3,403	1,189	2,138	76	—
Estimated pension funding	5,639	565	1,127	1,127	2,820
Subordinated debt (b)	5,743		5,743
Estimated interest payments on subordinated debt	1,026	684	342	—	—
Operating lease obligations (c)	5,131	1,102	2,216	1,813	—
Purchase obligations (d)	12,285	12,285	—	—	—

	$50,759	$17,008	$15,634	$15,297	$2,820

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	As described in Note 10 to the Consolidated Financial Statements.
(c)	Primarily as described in Note 13 to the Consolidated Financial Statements.
(d)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

Estimated interest payments associated with long term debt are based on anticipated interest payments on the term debt under the Bank Facility and estimated interest payments on the line of credit under the Bank Facility are based on the projected borrowing levels throughout the term of the line of credit.

Interest payments associated with the repayment of the subordinated debt are based on the fixed rates, outstanding principal and anticipated payment dates. Interest on the subordinated debt was not previously permitted under the Bank Facility and therefore, prior accrued interest was assumed to be paid upon maturity of the debt for purposes of this schedule. In 2006, Fifth Third Bank, CECO’s lender, permitted the company to use proceeds from the exercise of warrants to pay accrued interest on the related party subordinated debt and pay off the Sandler and ICS subordinated notes.

Pension funding was assumed to stay at current levels based on consistent discount and long term return rates, current funding levels and no significant changes in plan design or benefits.

Cash flow requirements will be met by utilizing cash provided from operating activities, supplemented by additional borrowing on the Company’s line of credit under the Bank Facility to finance any short-term cash deficiency. The Company has no off-sheet balance sheet credit arrangements.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared to estimated total contract costs to be the best available measure of progress on these contracts. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. For contracts that are less than 50% complete, a maximum of 10% of gross profit will be recognized.

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $79,000, $6,000 and $12,000 at December 31, 2006, 2005 and 2004, respectively.

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

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2006 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2006, we have $9.5 million of goodwill, $.5 million of intangible assets—finite life, $1.4 million of indefinite life intangible assets, and $8.5 million of property, plant, and equipment recorded on the consolidated balance sheets.

In performing the tests for impairment, we made assumptions about future sales and profitability that required significant judgment. In estimating expected future cash flows for the 2006 test, we used internal forecasts that were based upon actual results assuming flat to slightly increasing revenue and modest cost and gross margin improvement. The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed. If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2006, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $185,000 and the annual post-retirement expense by less than $18,000. Additionally, a 25 basis point change in the expected return on plan assets would change the annual post-retirement expense by approximately $10,500.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1,

2006, the Company’s income before income taxes for the twelve months ended December 31, 2006 was $143,000 lower and net income was $94,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the twelve months ended December 31, 2006 would have been increased from $.27 to $.29 and $.24 to $.25 respectively if the Company had not adopted SFAS No. 123(R). See further discussion in Note 11.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net loss and loss per share for the twelve month period ended December 31, 2005 would have been as follows:

(In thousands except earnings per share)	Year ended December 31, 2005
Net income (loss) as reported	$(435)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(39)

Proforma net income (loss)	$(474)
Earnings per common share basic and diluted
As reported	$(.04)
Pro forma	$(.05)

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

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. Our backlog, as of December 31, 2006 was $97.1 million compared to $28.9 million as of December 31, 2005. In addition, the backlog attributable to the Effox assets was approximately $20 million at December 31, 2006. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Standards

New Financial Accounting Pronouncements Adopted

SFAS 151—In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—and amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred by the Company beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our Consolidated Financial Statements.

SFAS 123R—In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which was effective for the Company beginning January 1, 2006, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. On March 29, 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. The adoption of SFAS No. 123(R) resulted in stock option expense of $143,000 in the year ended December 31, 2006. No similar expense was recorded in fiscal 2005. Additional effects on the Company’s consolidated financial statements of adopting SFAS No. 123(R) are discussed in Note 11.

FIN 47—In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. The adoption of this Statement did not have a material effect on our Consolidated Financial Statements.

SFAS 154—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections —a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on our Consolidated Financial Statements.

SFAS 158—In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which was effective in our annual report for the year ended December 31, 2006. The new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive earnings. It also requires disclosure of certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition assets or obligations. The effects of our adoption of this standard are detailed in Note 12, “Pension and Employee Benefit Plans.”

SAB 108—As of December 31, 2006, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have an effect on our consolidated results of operations, financial position, or cash flows.

Financial Accounting Pronouncements Recently Issued

FIN 48—In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 in the first quarter of 2007. Management is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations and has not determined if the adoption of FIN 48 will have a material effect on its financial statements.

SFAS 157—In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the previous fiscal year provided that the choice is made within the first 120 days of that fiscal year and provided that SFAS No. 157 is also adopted early. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

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

Interest Rate Management

The remaining amount of loans outstanding under the Bank Facility bear interest at the floating rates as described in Note 9 to the consolidated statements contained in Item 8.

The following table presents information of all dollar-denominated interest rate instruments. The fair value presented below approximates the cost to settle the outstanding contract.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	1,183	1,651	2,417	10,281	—	—	15,532	15,532
Average Interest Rate	7.86%	7.86%	7.86%	7.86%	—	—	7.86%	7.86%
Subordinated Notes due 2008	—	—	—	5,743	—	—	5,743	5,421
Effective Interest Rate[1]	—	16.8%	—	—	—	—	16.8%	16.8%

[1]	Rate includes amortization of original issue discount related to detachable warrants and adjustment for capitalization of previously recorded accrued interest.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed onto to our customers, operating income will be adversely affected.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2006, 2005 and 2004 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached to this Form 10-K as Exhibit 14.

Item 11.    Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K; provided, however, that the disclosure required by paragraph (e)(5) of Item 407 of Regulation S-K will be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result as a result of furnishing the disclosure in this manner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2006	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	282,605		$4.51	1,217,395
Equity compensation plans not approved by security holders	2,510,000	[1]	$3.37	None
TOTAL	2,792,605		$3.48	1,217,395

[1]	Includes:

(a)	a warrant to purchase 448,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 335,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(c)	a warrant to purchase 217,000 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(d)	(i) 250,000 shares that may be purchased pursuant to warrants granted January 14, 1998 at a price of $2.75 per share prior to January 14, 2008; (ii) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek January 22, 1999, which are exercisable prior to January 22, 2009 at a price of $3.00 per share; and (iii) 500,000 shares that may be purchased pursuant to warrants granted to Mr. Phillip DeZwirek August 14, 2000, which are exercisable prior to August 14, 2010 at a price of $2.0625 per share;
(e)	10,000 shares of common stock that Mr. Donald Wright can purchase pursuant to options granted June 30, 1998 at a price per share of $2.75 prior to June 30, 2008; and
(f)	250,000 shares of common stock that can be purchased pursuant to warrants granted to Green Diamond on December 28, 2006 for $9.07 per share prior to December 28, 2016.

Item 13.    Certain Relationships and Related Transactions, Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2007 Proxy Statement.

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

2.1    Certificate of Ownership and Merger Merging CECO Environmental Corp. into CECO Environmental Corp. (Incorporated by reference to Exhibit 2.2 from Form 10-K dated December 31, 2001)

2.2    Certificate of Merger of CECO Environmental Corp. into CECO Environmental Corp. Under Section 907 of the Business Corporation Law. (Incorporated by reference to Exhibit 2.3 from CECO’s Annual Report on Form 10-K dated December 31, 2001)

2.3    Asset Purchase Agreement dated February 28, 2007 among the Company, CECO Acquisition Corp. and Effox, Inc. (Incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K dated February 27, 2007)

3(i)    Certificate of Incorporation. (Incorporated by reference to Exhibit 3.I from Form 10-K dated December 31, 2001)

3(ii)    Bylaws. (Incorporated by reference to Exhibit 3.II from Form 10-K dated December 31, 2001)

** 10.1    CECO Filters, Inc. Savings and Retirement Plan. (Incorporated by reference to CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

** 10.2    CECO Environmental Corp. 1997 Stock Option Plan and Amendment. (Incorporated by reference to Exhibit 4 from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (“MCIDC”). (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.5    Lease dated as of March 10, 1992 between CECO and BTR North America, Inc. (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.6    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

** 10.7    Warrant Agreement dated as of January 14, 1998 between the Company and Phillip DeZwirek. (Incorporated by reference to Exhibit 10.33 from the Company’s Form 10-KSB dated December 31, 1997)

10.8    Lease between Busch Co. and Richard Roos dated January 10, 1980, Amendment to Lease dated August 1, 1988 between Busch Co. and Richard Roos, Amendment to Lease dated May 21, 1991 between Richard A. Roos and Busch Co. and Amendment to Lease dated June 1, 1991 between JDA, Inc. and Busch Co. (Incorporated by reference to Exhibit 10.40 from the Company’s Form 10-KSB dated December 31, 1997)

10.9    Assignment of Lease dated September 25, 1997 among Richard A. Roos, JDA, Inc., Busch Co. and New Busch Co., Inc. (Incorporated by reference to Exhibit 10.19 from the Company’s Form 10-KSB dated December 31, 1998)

10.10    Lease between Joseph V. Salvucci and Busch Co. dated October 17, 1994. (Incorporated by reference to Exhibit 10.41 from the Company’s Form 10-KSB dated December 31, 1997)

** 10.11    Warrant Agreement dated as of January 22, 1999 between the Company and Phillip DeZwirek. (Incorporated by reference to Exhibit 10.22 from the Company’s Form 10-KSB dated December 31, 1998)

** 10.12    Option for the Purchase of Shares of Common Stock for Donald Wright dated June 30, 1998. (Incorporated by reference to Exhibit 10.26 from the Company’s Form 10-KSB dated December 31, 1998)

** 10.13    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.14    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference to Exhibit 10.5 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.15    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference to Exhibit 10.7 from the Company’s Form 8-K dated December 7, 1999)

10.16    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference to Exhibit 10.13 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.17    Stock Option Agreement for Donald A. Wright dated September 18, 2000. (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-KSB dated December 31, 2000)

** 10.18    Warrant Agreement dated as of August 14, 2000 between the Company and Phillip DeZwirek. (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-KSB dated December 31, 2000)

10.19    Lease Agreement between LFT Realty Group and CECO Filters, Inc. dated April 13, 2003. (Incorporated by reference to Exhibit 10.48 from the Company’s Form 10-K dated December 31, 2003)

** 10.20    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004. (Incorporated by reference to Exhibit 10.50 from the Company’s Form 10-K dated December 31, 2004)

** 10.21    Stock Option Agreement for Thomas J. Flaherty dated January 5, 2005. (Incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K dated December 31, 2004)

** 10.22    Stock Option Agreement for Donald A. Wright dated January 5, 2005. (Incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K dated December 31, 2004)

** 10.23    Indemnification Agreement between the Company and Marshall J. Morris dated November 30, 2004. (Incorporated by reference to Exhibit 10.55 from the Company’s Form 10-K dated December 31, 2004)

** 10.24    Stock Option Agreement for Ronald Krieg dated April 20, 2005. (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

** 10.25    Stock Option Agreement for Arthur Cape dated May 25, 2005. (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

10.26    Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company dated June 20, 2005. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q dated June 30, 2005)

10.27    First Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company dated July 14, 2005. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q dated September 30, 2005)

10.28    Second Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Trademark Property Company dated September 14, 2005 (Incorporated by reference to Exhibit 10.2 from the Company’s Form 10-Q dated September 30, 2005)

10.29    Third Amendment and Assignment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company, Trademark Property Company and Millworks Town Center LLC dated October 19, 2005. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q dated September 30, 2005)

10.30    Credit Agreement between the Company and its corporate affiliates and Fifth Third Bank dated December 29, 2005. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated December 28, 2005)

10.31    Fourth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated December 29, 2005. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated December 29, 2005)

10.32    Letter Agreement with Fifth Third Bank permitting use of proceeds from the exercise of warrants to pay accrued interest amounts due Green Diamond on two subordinated notes. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K dated December 31, 2005)

10.33    Transition Agreement between H.M. White, Inc., H.M. White Holding Co., Inc. and HMW, LLC dated as of January 1, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 1, 2006)

10.34    Fifth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated March 1, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated March 1, 2006)

10.35    Sixth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated April 21, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated April 21, 2006)

10.36    Seventh Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated May 9, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated May 9, 2006)

*;** 10.37    Amended and Restated Employment Agreement between Richard J. Blum and the Company.

*;** 10.38    Amended and Restated 2006 Executive Incentive Compensation Plan.

10.39    First Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated June 8, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated June 8, 2006)

10.40    Ninth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated June 8, 2006. (Incorporated by reference to Exhibit 10.5 from the Company’s Form 8-K dated June 8, 2006)

*;** 10.41    Amended and Restated Employment Agreement between David D. Blum and the Company.

*,** 10.42    Stock Option Agreement of Ronald E. Krieg dated June 21, 2006.

*,** 10.43    Stock Option Agreement of Arthur Cape dated June 21, 2006.

*,** 10.44    Stock Option Agreement of Donald A. Wright dated June 21, 2006.

*,** 10.45    Stock Option Agreement of Thomas J. Flaherty dated June 21, 2006.

*,** 10.46    Stock Option Agreement of Dennis W. Blazer dated June 21, 2006.

10.47    Tenth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated October 6, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated October 6, 2006)

10.48    Eleventh Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated October 31, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated October 31, 2006)

10.49    Twelfth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated December 21, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated December 21, 2006)

10.50    Warrant Agreement between the Company and Green Diamond dated December 28, 2006. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

10.51    Fourth Amended and Restated Replacement Promissory Note in the principal amount of $1,200,000 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K dated March 26, 2007)

10.52    Sixth Amended and Restated Replacement Promissory Note in the amount of $4,542,570 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K dated March 26, 2007)

10.53    Second Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated February 27, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 27, 2007)

10.54    Thirteenth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated March 15, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated March 15, 2007)

*;** 10.55    Consulting Agreement between Green Diamond and the Company dated March 26, 2007.

* 14    Code of Ethics

* 21    Subsidiaries of the Company

* 23.1    Consent of Battelle & Battelle LLP

* 23.2    Consent of Deloitte & Touche LLP

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
Dated: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ PHILLIP DEZWIREK Phillip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	April 2, 2007

Principal Financial and Accounting Officer

/s/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	April 2, 2007

/s/ RICHARD J. BLUM Richard J. Blum, President, Director	April 2, 2007

/s/ JASON LOUIS DEZWIREK Jason Louis DeZwirek, Director	April 2, 2007

/s/ THOMAS J. FLAHERTY Thomas J. Flaherty, Director	April 2, 2007

/s/ RONALD E. KRIEG Ronald E. Krieg, Director	April 2, 2007

/s/ ARTHUR CAPE Arthur Cape, Director	April 2, 2007

/s/ DONALD A. WRIGHT Donald A. Wright, Director	April 2, 2007

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” and, effective for the fiscal year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/    Battelle & Battelle LLP

Dayton, Ohio

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE LLP

Cincinnati, Ohio

March 31, 2005

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$445	$310
Accounts receivable, net	26,925	13,151
Costs and estimated earnings in excess of billings on uncompleted contracts	10,766	4,681
Inventories	2,755	1,981
Prepaid expenses and other current assets	1,762	1,672

Total current assets	42,653	21,795
Property and equipment, net	8,530	8,796
Goodwill, net	9,527	9,527
Intangible assets—finite life, net	576	658
Intangible assets—indefinite life	1,395	1,395
Deferred charges and other assets	507	729

	$63,188	$42,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$620	$568
Current portion of subordinated notes	—	1,000
Accounts payable and accrued expenses	17,879	12,017
Billings in excess of costs and estimated earnings on uncompleted contracts	9,559	3,766
Accrued income taxes	284	—
Detachable stock warrants	—	842

Total current liabilities	28,342	18,193
Other liabilities	2,524	1,934
Debt, less current portion	9,971	6,214
Deferred income tax liability	2,527	3,143
Related party subordinated notes	4,901	6,633

Total liabilities	48,265	36,117

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 11,622,729 and 10,168,479 shares issued in 2006 and 2005, respectively	116	102
Capital in excess of par value	20,421	15,017
Accumulated deficit	(3,978)	(7,072)
Accumulated other comprehensive loss	(1,280)	(791)

	15,279	7,256
Less treasury stock, at cost, 137,920 and 175,220 shares in 2006 and 2005, respectively	(356)	(473)

Total shareholders’ equity	14,923	6,783

	$63,188	$42,900

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	Dollars in thousands, except per share data
Net sales	$135,359	$81,521	$69,366

Costs and expenses:
Cost of sales, exclusive of items shown separately below	111,261	64,521	56,271
Selling and administrative	16,822	12,308	10,656
Depreciation and amortization	1,229	1,167	1,254

	129,312	77,996	68,181

Income from operations	6,047	3,525	1,185
Other income (expense)	812	(900)	200
Interest expense (including related party interest of $732, $1,049 and $873, respectively)	(1,997)	(2,413)	(2,561)

Income (loss) before income taxes	4,862	212	(1,176)
Income tax expense (benefit)	1,768	647	(248)

Net income (loss)	$3,094	$(435)	$(928)

Per share data:
Basic net income (loss)	$.27	$(.04)	$(.09)

Diluted net income (loss)	$.24	$(.04)	$(.09)

Weighted average number of common shares outstanding:
Basic	11,260,459	9,993,260	9,989,666

Diluted	12,890,401	9,993,260	9,989,666

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumu- lated Deficit	Accumulated Other Compre- hensive Loss	Treasury Stock		Total	Total Compre- hensive (Loss) Income
	Shares	Amount				Shares	Amount
	Dollars in thousands
Balance, January 1, 2004	10,786	$108	$16,329	$(5,709)	$(894)	(801)	$(1,804)	$8,030
Net loss for the year ended December 31, 2004				(928)				(928)	$(928)
Issuance of common stock	8		13					13
Treasury stock retirement	(626)	(6)	(1,325)			626	1,331
Other comprehensive loss:
Minimum pension liability, net of tax $90					136			136	136
Translation loss					(2)			(2)	(2)

Balance, December 31, 2004	10,168	102	15,017	(6,637)	(760)	(175)	(473)	7,249	$(794)

Net loss for the year ended December 31, 2005				(435)				(435)	$(435)
Other comprehensive loss:
Minimum pension liability, net of tax $(22)					(33)			(33)	(33)
Translation gain					2			2	2

Balance, December 31, 2005	10,168	102	15,017	(7,072)	(791)	(175)	(473)	6,783	$(466)

Net income for the year ended December 31, 2006				3,094				3,094	$3,094
Issuance of common stock	1,492	14	3,349					3,363
Stock warrants issued			842					842
Treasury stock retirement	(37)		(117)			37	117	—
Tax benefit of warrants exercised			1,187					1,187
Stock based compensation earned			143					143
Other comprehensive income (loss):
Adjustment for minimum pension/post retirement liability, net of tax $(328)					(492)			(492)	(492)
Translation gain					3			3	3

Balance, December 31, 2006	11,623	$116	$20,421	$(3,978)	$(1,280)	(138)	$(356)	$14,923	$2,605

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$3,094	$(435)	$(928)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,229	1,167	1,254
Non cash interest expense included in net income (loss)	207	357	682
Non cash warrant valuation (income) expense included in net income	(842)	806	36
Non cash gains included in net income (loss)	(29)	(81)	(74)
Non cash loss from disposal of fixed assets	25	174	—
Non cash compensation expense – stock options	143	—	—
Non cash tax effect of exercise of stock warrants	1,187	—	—
Deferred income taxes	(160)	423	(553)
Changes in operating assets and liabilities:
Accounts receivable	(13,774)	904	(2,657)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,085)	(500)	(841)
Inventories	(774)	(292)	(114)
Prepaid expenses and other current assets	(216)	101	575
Deferred charges and other assets	101	(193)	—
Accounts payable and accrued expenses	5,862	(158)	2,795
Other liabilities	(195)	16	(547)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,793	296	2,150
Accrued income taxes	284	—	—
Other	—	1	104

Net cash (used in) provided by operating activities	(4,150)	2,586	1,882

Net cash used in investing activities–
Acquisitions of property and equipment	(898)	(661)	(472)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	4,377	(866)	874
Proceeds from exercise of warrants and options not under plan	3,082	—	—
Proceeds from issuance of stock	280	—	13
Subordinated debt repayments	(1,988)	—	—
Repayments of debt	(568)	(1,088)	(2,094)

Net cash provided by (used in) financing activities	5,183	(1,954)	(1,207)

Net increase (decrease) in cash and cash equivalents	135	(29)	203
Cash and cash equivalents at beginning of year	310	339	136

Cash and cash equivalents at end of year	$445	$310	$339

Supplemental Schedule of Non-Cash Financing Activities:
Increase in principal balances of subordinated notes for accrued interest	$—	$—	$1,532

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2006	2005	2004
	Dollars in thousands
Cash paid (refunded) during the year for:
Interest	$2,950	$1,514	$1,163

Income taxes	$350	$30	$(330)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005, 2004

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal businesses of CECO Environmental Corp. is to provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2006
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%
CECOaire, Inc (“CAI”) .	100%
H.M. White, Inc. (“White”) .	100%
CECO Acquisition Corp.	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Filters India Private Limited. Minority interest in CFI is not material and is included in other liabilities in the consolidated financial statements.

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

Investments in marketable securities—Investments in marketable securities are generally comprised of corporate common stock securities. These investments generally are classified as trading securities, which are carried at their fair value based on quoted market prices. Accordingly, net realized and unrealized gains and losses on trading securities and interest income are included in other income (expense). Realized gains and losses are recorded based on the specific identification method. We did not have any investments of marketable securities at December 31, 2006 or 2005, while at December 31, 2004 the fair value of investments in marketable

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

securities totaled $99,000 all of which is restricted for bonding purposes. These investments are included in prepaid expenses and other current assets in the consolidated balance sheets.

Accounts Receivable—Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date unless otherwise determined by specific contract. The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In the fourth

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

quarter of 2006, we completed our annual tests for impairment and determined that the fair values of these net assets are in excess of the carrying values of such assets.

Cash Surrender Value of Life Insurance—We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is recorded to interest expense and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $357,000, $384,000 and $425,000 as of December 31, 2006, 2005 and 2004, respectively. The net cash surrender value approximates fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $109,000, $71,000 and $405,000 for 2006, 2005 and 2004, respectively.

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

Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. Our reserve for estimated losses on uncompleted contracts is $79,000, $6,000 and $12,000 as of December 31, 2006, 2005 and 2004, respectively.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

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

Income taxes—Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Selling and administrative expenses—Selling and administrative expenses include sales and administrative wages and associated benefits, selling and office expenses, bad debt expense and change in life insurance cash surrender value.

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $283,000, $157,000 and $120,000 in 2006, 2005 and 2004, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $0, $10,000 and $16,000 in 2006, 2005 and 2004, respectively.

Earnings per share—For the year ended December 31, 2006, basic weighted average common shares outstanding were 11,260,459, while diluted average common shares outstanding were 12,890,401. For the years ended December 31, 2005 and 2004, both basic weighted average common shares outstanding and diluted weighted average common shares outstanding were 9,993,260 and 9,989,666, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 3,548,700 and 3,553,700 shares for the years ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net income (loss) for the basic or diluted earnings per share computations for any year presented.

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	2006	2005	2004
Weighted-average shares outstanding-basic	11,260,459	9,993,260	9,989,666
Effect of potentially dilutive securities	1,629,942	—	—

Weighted-average shares outstanding-diluted	12,890,401	9,993,260	9,989,666

Stock-based compensation—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was $143,000 lower and net income was $94,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the year ended December 31, 2006 would have been increased from $.27 to $.29 and $.24 to $.25 respectively if the Company had not adopted SFAS No. 123(R). See further discussion in Note 11.

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net income and earnings per share for the twelve month period ended December 31, 2005 would have been as follows:

(In thousands except earnings per share)	year ended 12/31/05
Net income (loss) as reported	$(435)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(39)

Proforma net income (loss)	$(474)

Earnings per common share basic and diluted
As reported	$(.04)
Pro forma	$(.05)

New Financial Accounting Pronouncements Adopted

SFAS 151—In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—and amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred by the Company beginning on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our Consolidated Financial Statements.

SFAS 123(R)—In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which was effective for the Company beginning January 1, 2006, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. On March 29, 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. The adoption of SFAS No. 123(R) resulted in stock option expense of $143,000 in the year ended December 31, 2006. No similar expense was recorded in fiscal 2005. Additional effects on the Company’s consolidated financial statements of adopting SFAS No. 123(R) are discussed in Note 11.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

FIN 47—In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. The adoption of this Statement did not have a material effect on our Consolidated Financial Statements.

SFAS 154—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections —a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on our Consolidated Financial Statements.

SFAS 158—In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which was effective in our annual report for the year ended December 31, 2006. The new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive earnings. It also requires disclosure of certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition assets or obligations. The effects of our adoption of this standard are detailed in Note 12, “Pension and Employee Benefit Plans.”

SAB 108—As of December 31, 2006, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have an effect on our consolidated results of operations, financial position, or cash flows.

Financial Accounting Pronouncements Recently Issued

FIN 48—In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 in the first quarter of 2007. Management is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations and has not determined if the adoption of FIN 48 will have a material effect on its financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

SFAS 157—In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. This Statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the previous fiscal year provided that the choice is made within the first 120 days of that fiscal year and provided that SFAS No. 157 is also adopted early. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

2.    Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2006, 2005 and 2004 except for subordinated notes for which fair value was $5,141,000, $7,307,000 and $7,142,000 at December 31, 2006, 2005 and 2004, respectively.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

The fair value of marketable securities, all of which are restricted for bonding purposes, at December 31, 2006, 2005 and 2004 totaled $0, $0 and $99,000 respectively. The carrying values of these financial instruments approximate fair value at December 31, 2006.

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

Union Contracts:

As of December 31, 2006, the Company’s continuing operations included approximately 649 employees. Approximately 486 employees are represented by international or independent labor unions, under various contracts that expire in the years 2007 through 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

3.    Accounts Receivable

$ in thousands	2006	2005
Trade receivables	$2,669	$2,542
Contract receivables	24,604	10,933
Allowance for doubtful accounts	(348)	(324)

	$26,925	$13,151

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $198,000, $374,000 and $549,000 at December 31, 2006, 2005 and 2004, respectively. Retainage receivables on contracts in progress are generally collected within year.

Provision for doubtful accounts was approximately $297,000, $136,000 and $283,000 during 2006, 2005 and 2004, respectively, while accounts charged to the allowance were $273,000, $130,000 and $236,000 during 2006, 2005 and 2004, respectively.

4.    Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2006	2005
Costs incurred on uncompleted contracts	$76,655	$34,292
Estimated earnings	7,637	5,547

	84,292	39,839
Less billings to date	(83,085)	(38,924)

	$1,207	$915

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,766	$4,681

Billings in excess of costs and estimated earnings on uncompleted contracts	(9,559)	(3,766)

	$1,207	$915

5.    Inventories

$ in thousands	2006	2005
Raw material and subassemblies	$1,743	$1,107
Finished goods	285	160
Parts for resale	727	814
Obsolescence allowance	—	(100)

	$2,755	$1,981

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0, $0 and $110,000 during 2006, 2005 and 2004, respectively. Items charged to the allowance for inventory recoveries were $0, $10,000 and $0 during 2006, 2005 and 2004, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

6.    Property and Equipment

$ in thousands	2006	2005
Land	$1,460	$1,460
Building and improvements	4,210	4,174
Machinery and equipment	12,031	11,253

	17,701	16,887
Less accumulated depreciation	(9,171)	(8,091)

	$8,530	$8,796

Depreciation expense was $1.1 million, $1.1 million and $1.1 million for 2006, 2005 and 2004, respectively.

7.    Goodwill and Intangible Assets

$ in thousands	2006	2005
Goodwill	$9,527	$9,527

Intangible assets—finite life	$1,342	$1,346
Less accumulated amortization	(766)	(688)

	$576	$658

Intangible assets—indefinite life	$1,395	$1,395

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents. Amortization expense was $78,000, $79,000 and $79,000 for 2006, 2005 and 2004, respectively. Amortization of finite life intangible assets over the next five years is $78,000 in 2007, and $77,000 in 2008, 2009, 2010 and 2011.

8.    Accounts Payable and Accrued Expenses

$ in thousands	2006	2005
Trade accounts payable	$13,125	$8,257
Compensation and related benefits	2,897	1,240
Accrued interest	287	1,439
Other accrued expenses	1,570	1,081

	$17,879	$12,017

9.    Debt

$ in thousands	2006	2005
Bank credit facility	$10,591	$6,782
Less current portion	(620)	(568)

	$9,971	$6,214

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

We obtained a new credit facility (the “Bank Facility”) on December 29, 2005. The credit agreement was entered into by CECO Environmental Corp., the CECO group of companies and Fifth Third Bank, an Ohio banking corporation (“Fifth Third Bank”). On June 8, 2006 we amended the Bank Facility pursuant to a First Amendment to Credit Agreement (“Amendment”). H.M. White, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a borrower. The Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, 2) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at our option, and 3) establishing an incentive pricing grid pegged to performance.

At December 31, 2006, the revolving credit line, permits borrowings of up to the lesser of 1) $13 million less outstanding letters of credit, or 2) borrowings which are limited to 70% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under our revolving credit facility were $3.9 and $4.3 million at December 31, 2006 and 2005, respectively. Amounts borrowed were $8.1 and $3.7 million at December 31, 2006 and 2005, respectively. Amounts outstanding under letters of credit were $909,000 and $979,000 at December 31, 2006 and 2005, respectively. The line of credit matures January 31, 2007.

We further amended the Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million.

Maturities of all long-term debt over the next five years are estimated as follows:

December 31,	Maturities
$ in thousands
2007	$620
2008	620
2009	1,292
2010	8,059
Thereafter	—

Also as disclosed in Note 17, on February 28, 2007, the Company and Effox, Inc. entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the assets of Effox, Inc. The maturity of the debt incurred in connection with the acquisition is $563,000 in 2007, $1.0 million in 2008, $1.1 million in 2009 and $4.4 million in 2010.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

10.    Subordinated Notes

$ in thousands	2006	2005
Subordinated Notes due 2008, 12%	$—	$1,000
Subordinated Notes due 2008, 12%	3,876	5,343
Subordinated Note due 2008, 12%	1,025	1,290

	4,901	7,633
Less current portion	—	1,000

	$4,901	$6,633

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction in December 1999 included investments of $4 million by Green Diamond, $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. On May 30, 2006, CECO entered into a letter agreement with Fifth Third Bank, CECO’s lender, permitting CECO to pay accrued interest and unpaid interest on, and the entire unpaid principal balance of, all of the indebtedness and other obligations owing by CECO to each of ICS Trustee Services Ltd. and Harvey Sandler and on May 31, 2006, CECO repaid in full the ICS and Sandler Subordinated Debt using proceeds from the exercise of warrants of approximately $893,000 and advances under Fifth Third Bank loan proceeds in the aggregate approximate amount of $167,000.

On September 30, 2003, an additional $1.2 million of subordinated debt was raised from Green Diamond, a related party, with a maturity of April 30, 2005 and an interest rate of 6% per annum. On December 30, 2004, the principal balance of the notes owed to Green Diamond was increased for the unpaid accrued interest. The principal balance for the $4.0 million subordinated note was increased by the accrued interest of $1.4 million to $5.4 million and the principal balance for the $1.2 million subordinated note was increased by $90,000 to $1.3 million. In connection with the December 29, 2005 credit facility, the maturity was extended to April 1, 2007.

On December 28, 2006, the Company and Green Diamond further amended the subordinated notes to extend the maturity date under both notes from April 1, 2007 to July 1, 2008, which was later amended to January 31, 2010 on March 27, 2007. In consideration for such extension, the interest rate under Replacement Note 1 was increased from 6% to 12%. As additional consideration for the extension, the Company issued warrants for 250,000 shares of common stock to Green Diamond under a Warrant Agreement on December 28, 2006. The fair value of the warrants was determined to be $842,000 at the date of issuance and the subordinated debt was discounted by such amount. The discount will be amortized as a component of interest expense over the remaining term of the notes. Green Diamond is an affiliate of Phillip DeZwirek and Jason DeZwirek, both of whom are executive officers and directors of CECO.

11.    Shareholders’ Equity

Equity Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to record the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value and to recognize this cost in the financial statements over the period during which an employee is required to provide services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements for periods ending prior to January 1, 2006 have not been restated. Prior to January 1, 2006, the Company had applied provisions of Accounting Principles Board Opinion No. 25, (“Accounting for Stock Issued to Employees”) and booked no

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

compensation expense in the financial statements. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.”

Stock Options

The Company has an equity compensation plan that was approved by shareholders which covers all of its full-time employees, outside directors and advisors. The options granted or stock awards made pursuant to this plan are granted at fair market value or greater at date of grant of award and are issued as new shares by the Company’s transfer agent. Options granted to non-employee directors typically vest at 5,000 shares per year and options granted to employees typically become exercisable at 20% or 25% per year beginning one year after the date of grant. The Stock Option Committee may, at its discretion, establish other vesting periods when appropriate. The number of shares reserved for issuance is 1.5 million, of which 1.1 million shares were available for future grant or award as of December 31, 2006. This plan allows for the grant of incentive stock options and non-qualified stock options. As of December 31, 2006, a total of 282,605 options for common shares were outstanding and of these, a total of 102,605 options for common shares were vested and exercisable.

SFAS No. 123 was effective for the Company through December 31, 2005 and required, at a minimum, pro forma disclosures of expense for stock-based awards based on their fair values. See Note 1 for this information. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model.

SFAS No. 123(R) requires stock option expense to be recorded on the financial statements for all reporting periods beginning after January 1, 2006. Accordingly, an expense of $143,000 was recorded in the year ended December 31, 2006. Basic and diluted net income per share for the year ended December 31, 2006 would have been increased from $.27 to $.29 and $.24 to $.25 respectively if the Company had not adopted SFAS No. 123(R). No similar expense was recorded in fiscal 2005. No equity compensation expense has been capitalized in inventory or fixed assets.

Awards granted prior to January 1, 2006:

Prior to January 1, 2006, the Company applied the provisions of APB No. 25 and no compensation expense was recorded in the financial statements. The Company had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

For awards granted in prior years, the Company utilized the Black-Scholes option pricing model to determine grant-date fair value, using the following assumptions:

•

Expected Volatilities of 67% through 70% were used based upon the historical volatility of the Company’s stock price for a period of time commensurate with the expected terms of the options. The frequency of price observations was based on weekly values.

•	The Expected Terms were 10 years.

•	The Risk-Free Interest Rates were based upon the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Expected Term.

•	No assumptions were made for Expected Dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

Compensation cost for the outstanding stock options as of January 1, 2006, for which the requisite service has not been rendered, will be recognized over their remaining vesting periods. The compensation cost for these

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

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

Awards granted after adoption of SFAS 123(R):

For awards granted during the year ended December 31, 2006, the Company utilized the Black-Scholes option pricing model to determine grant-date fair value, using the following assumptions:

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

•

The Risk-Free Interest Rate of 5.16% for options that vest in 3 years was based upon the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Expected Term.

•	No assumptions were made for Expected Dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

The fair value of the granted options is recorded as compensation expense on a straight-line basis over the vesting period of the option. The amount of compensation cost recognized at any date (for graded-vesting options) is at least equal to the portion of the grant-date value of the award that is vested at that date. As required under SFAS 123(R), the Company estimated that 7.0% of the options granted to officers and directors and 20% of the options granted to employees in the year ended December 31, 2006 will be forfeited prior to vesting and has adjusted compensation expense accordingly. This estimate will be reviewed periodically and updated as necessary.

Information related to all stock options for the year ended December 31, 2006 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/05	264	$2.64
Granted	120	7.31
Forfeitures	—
Exercised	(101)	2.78
Outstanding at 12/31/06	283	4.51	8.1 years	$1,260
Exercisable at 12/31/06	103	2.29	6.5 years	685

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

The Company received $281,000 of cash from employees who exercised 101,000 options during the year ended December 31, 2006. The intrinsic value of these exercised options totaled $610,000.

The future compensation expense of unvested options at December 31, 2006 is approximately $540,000. These options have an expected term of 9.0 years and the weighted average period over which these options will be expensed is 2.0 years.

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

Employee Stock Purchase Plan

Prior to 2005, we maintained an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees could purchase through the initial twelve-month offering and through a series of semiannual offerings, each October and April, commencing October 1, 1999, shares of our common stock, subject to certain limitations. The purchase price of each share was 85% of the lesser of its fair market value on the first business day or the last business day of the offering period. The aggregate number of whole shares of common stock allowed to be purchased under the option could not exceed 10% of the employee’s base compensation. There were 250,000 shares made available for purchase under the plan. During 2004 we issued 8,285 shares under this plan at amounts that approximated fair value. We terminated the plan during the first part of 2005.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

In 2006, investors exercised warrants for 366,564 of our common stock. We received $1.3 million of proceeds from the exercise of such Warrants, which proceeds were used as working capital. As a result of this exercise the December 31, 2006 fair value of these warrants was reduced to $0 and $842,000 was recorded as other income in the 2006 consolidated financial statements.

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

Related Party and Other

In December 1999, warrants were issued to the subordinated lenders (see Note 10) to purchase up to 1,000,000 shares (500,000 of which are related party at December 31, 2006 of our common stock for $2.25 per share which was the fair market value on the date granted. As noted above, these warrants were exercised in 2001. In connection with such warrants, the subordinated lenders were granted certain registration rights with respect to their warrants and shares of our common stock into which the warrants are convertible. Our management valued the detachable stock warrants at $1.8 million and discounted the subordinated debt obligations by such amount (see Note 10) and recorded additional capital in excess of par value at December 31, 1999.

On December 28, 2006, the Company and Green Diamond further amended the subordinated notes to extend the maturity date under both notes from April 1, 2007 to July 1, 2008, which was later amended to January 31, 2010 on March 27, 2007. In consideration for such extension, the interest rate under Replacement Note 1 was increased from 6% to 12%. As additional consideration for the extension, the Company issued warrants for 250,000 shares of common stock to Green Diamond under a Warrant Agreement on December 28, 2006. The fair value of the warrants was determined to be $842,000 at the date of issuance and the subordinated debt was discounted by such amount. The discount will be amortized as a component of interest expense over the remaining term of the notes. Green Diamond is an affiliate of Phillip DeZwirek and Jason DeZwirek, both of whom are executive officers and directors of CECO.

The issuance of these warrants did not affect net income in 2006 and they should not be confused with the detachable stock warrants issued to Investors on December 31, 2001, which were exercised in 2006 resulting in $842,000 of non-cash other income.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

On January 6, 2006, the Chief Executive Officer elected to exercise warrants for 1,000,000 shares of common stock for an aggregate amount of $1,718,750 paid to us. Proceeds from these exercises were used by us to pay accrued interest on the Green Diamond subordinated notes.

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

Effective with our 2006 year-end reporting, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the recognition of the funded status of each defined benefit pension plan and other postretirement benefit plans on the consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated other comprehensive loss (AOCL) in shareholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. SFAS No. 158 does not permit retrospective application to prior periods. The following table summarizes the effect of required changes on our defined benefit pension plan as of December 31, 2006, prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of the standard:

$ in thousands	Before adoption of SFAS No. 158	Adjustments	After adoption of SFAS No. 158
Intangible asset included in deferred charges and other assets	$52	$(52)	$—
Defined benefit liabilities	(1,828)	(294)	(2,122)
Deferred tax benefit associated with AOCL	711	138	849
AOCL, net of tax	1,065	208	1,273

The following table summarizes the effect of required changes on our post-retirement health care plan as of December 31, 2006, prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of the standard:

$ in thousands	Before adoption of SFAS No. 158	Adjustments	After adoption of SFAS No. 158
Defined benefit liabilities included in accounts payable and other accrued expenses	$7	$(67)	$(60)
Defined benefit liabilities	(378)	37	(341)
Deferred tax benefit associated with AOCL	(5)	12	7
AOCL, net of tax	(8)	18	10

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2006 and 2005, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2006	2005	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,064	$4,914	$461	$500
Service cost	129	131	—	—
Interest cost	285	277	24	26
Actuarial (gain)/loss	553	(48)	(12)	8
Benefits paid	(225)	(210)	(72)	(72)

Projected benefit obligation at end of year	5,806	5,064	401	462

Change in plan assets:
Fair value of plan assets at beginning of year	3,649	3,304	—	—
Actual return on plan assets	336	157	—	—
Employer contribution	483	398	72	73
Benefits paid	(225)	(210)	(72)	(73)

Fair value of plan assets at end of year	4,243	3,649	—	—

Funded status	$(1,563)	(1,415)	$(401)	(462)

Unrecognized prior service cost		52		—
Unrecognized net actuarial loss/(gain)		1,613		30

Net prepaid pension cost/(accrued benefit liability)		$250		$(432)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$558	$250	$—	$—
Intangible asset included in deferred charges and other assets	—	52	—	—
Defined benefit liabilities included in accounts payable and accrued expenses	—	—	(60)	—
Defined benefit liabilities	(2,122)	(1,371)	(341)	(432)
Deferred tax benefit associated with AOCL	849	528	7	—
AOCL, net of tax	1,273	791	10	—

Net amount recognized	$558	$250	$(384)	$(432)

Weighted-average assumptions at December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	N/A	N/A

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 35% debt securities and 65% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

The accumulated benefit obligation for our defined benefit plans was $5.5 million and $4.8 million at December 31, 2006 and 2005, respectively. Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2006 and 2005 is as follows:

$ in thousands	2006	2005
Projected benefit obligation	$5,806	$5,064
Accumulated benefit obligation	5,537	4,770
Fair value of plan assets	4,243	3,649

Based on current assumptions, estimated contributions of $570,000 may be required in 2007 for the pension plan and $62,000 for the retiree healthcare plan.

Included in other comprehensive income, net of related tax effect, were an increase in the minimum liability of $482,000 in 2006 and an increase of $33,000 in 2005.

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

$ in thousands	2006	2005	2004
Service cost	$129	$131	$119
Interest cost	285	277	284
Expected return on plan assets	(338)	(303)	(253)
Net amortization and deferral	99	94	115

Net periodic benefit cost	$175	$199	$265

The net loss, transition (asset)/obligation, and prior service cost for the defined benefit pension plan will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are $141,000, $0 and $8,000, respectively.

The net periodic benefit cost (representing interest cost only) for the post-retirement plan included in the accompanying consolidated statements of operations was $25,000, $26,000 and $29,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2007	Percentage of Plan Assets
		2006	2005
Asset Category:
Equity Securities	55%	66%	62%
Debt Securities and cash	45%	34%	38%

Total	100%	100%	100%

Estimated pension plan cash obligations are $264,000, $275,000, $299,000, $314,000 and $341,000 for 2007 – 2011, respectively, and a total of $2,077,000 for the years 2012 through 2016.

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

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $3.4 million, $1.9 million and $1.9 million for 2006, 2005 and 2004, respectively.

During July 2006, we merged the K&B and CFI’s profit sharing and 401(k) savings retirement plans for non-union employees. The merged plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 21 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We provide matching contributions of 50% of the first 6% of employee contributions. We also made matching contributions and discretionary contributions of $202,000 during 2006. In prior years, we made matching contributions and discretionary contributions of $52,000 and $45,000 during 2005 and 2004, respectively to the K&B plan, and $27,000 and $27,000 during 2005 and 2004, respectively to the CFI plan.

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2007	$758
2008	686
2009	634
2010	571
2011	294

$2,943

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

Also as disclosed in Note 17, on February 28, 2007, the Company and Effox, Inc. entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the assets of Effox, Inc. The future annual minimum rental commitments incurred in connection with the acquisition are $343,000 in 2007, $436,000 in 2008, $460,000 in 2009, $484,000 in 2010 and $464,000 in 2011.

Total rent expense under all operating leases for 2006, 2005 and 2004 was $766,000, $613,000 and $671,000, respectively.

Employment Agreements

In December 1999, we entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. In December 2005 these agreements expired and new agreements were entered into with two of the three former owners in May and June of 2006.

The new agreements provide for annual salaries and a bonus, for each of the next three years, based on an incentive compensation plan tied to financial performance and attainment of goals. No amounts have been paid in connection with these employment agreements.

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

$ in thousands	2006	2005	2004
Current:
Federal	$1,420	$—	$66
State	539	215	239

	1,959	215	305

Deferred:
Federal	(276)	328	(413)
State	85	104	(140)

	(91)	432	(553)

	$1,768	$647	$(248)

The income tax provision (benefit) differs from the statutory rate due to the following:

$ in thousands	2006	2005	2004
Tax expense (benefit) at statutory rate	$1,653	$74	$(400)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	265	24	65
Permanent differences, principally warrants and interest	(320)	415	95
Other	170	134	(8)

	$1,768	$647	$(248)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

$ in thousands	2006	2005
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$105	$500
Deferred state taxes	233	215
Reserves on assets	152	141
Inventory	(162)	(402)

Current deferred tax asset (included in prepaid expenses and other current assets)	328	454

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(2,638)	(2,859)
Goodwill and intangibles	(1,408)	(1,378)
Other liabilities	63	14
Non-compete agreement	196	221
Minimum pension and postretirement liability	856	528
Federal and state net operating loss carryforwards	337	264
AMT credit carryforward	67	67

Net noncurrent deferred income tax liability	(2,527)	(3,143)

Net deferred tax liability	$(2,199)	$(2,689)

Gross deferred tax assets were $2.0 and $2.0 million at December 31, 2006 and 2005, respectively. Gross deferred tax liabilities were $4.2 and $4.7 million at December 31, 2006 and 2005, respectively.

We have Federal net operating loss carryforwards of approximately $992,000 at December 31, 2006 to be utilized in future years, which begin to expire in 2021.

We file a consolidated Federal income tax return.

15.    Related Party Transactions

During 2006, we reimbursed Green Diamond Oil Corp. $5,000 per month for January – March, and $10,000 per month for April – December for use of the space and other office expenses of our Toronto office. In 2006, 2005 and 2004, reimbursements were $105,000, $60,000 and $60,000 respectively. During 2006, 2005 and 2004, we paid fees of $334,000, $340,000 and $340,000 respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond.

16.    Backlog of Uncompleted Contracts from Continuing Operations

Our backlog of uncompleted contracts from continuing operations was $97.1 million and $28.9 million at December 31, 2006 and 2005, respectively.

17.    Subsequent Event

On February 28, 2007, CECO Environmental Corp. (the “Company”), CECO Acquisition Corp. (“Acquisition”), an indirectly owned subsidiary of the Company, and Effox, Inc. (“Effox”) entered into an Asset

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005, 2004

Purchase Agreement (“APA”), pursuant to which Acquisition acquired substantially all of the assets of Effox (the “Asset Purchase”), including the design, manufacture, and sale of its damper and expansion joint products and the furnishing of installation services to customers and any goodwill associated therewith.

The Company completed the Asset Purchase on February 28, 2007, pursuant to the terms of the APA, by which Acquisition purchased substantially all of the assets of Effox. Acquisition paid $7,004,960, which is $6,775,000 minus the Estimated Adjustment Amount, as defined in the APA, plus an additional $725,000 which was placed in escrow. Acquisition also agreed to pay a three year earn out payment. The earn out payment is not to exceed $1.0 million and is based on the amount by which annual fiscal year gross profits of the purchased operations of Effox exceed $5,833,333 for the first period of March 1, 2007 through December 31, 2007 and exceed $7.0 million for each of 2008 and 2009 fiscal years.

18.    Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

$ in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006
Net Sales	$24,382	$31,745	$37,734	$41,498	$135,359
Income from operations	696	1,240	1,664	2,447	6,047
Net income (loss)	(736)	1,562	1,067	1,201	3,094
Basic earnings (loss) per share	(0.07)	0.14	0.09	0.10	0.27
Diluted earnings (loss) per share .	(0.07)	0.12	0.08	0.09	0.24

Year ended December 31, 2005
Net Sales	$15,055	$20,015	$23,442	$23,009	$81,521
Income from operations	(960)	1,192	1,257	2,036	3,525
Net income (loss)	(632)	235	355	(393)	(435)
Basic and diluted earnings (loss) per share	(0.06)	0.02	0.04	(0.04)	(0.04)