Form 10-Q
period 2007-03-31
CECO ENVIRONMENTAL CORP
filed 2007-05-15
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Class: Common, par value $.01 per share outstanding at May 10, 2007 - 11,508,639

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2007

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422	$445
Accounts receivable, net	35,237	26,925
Costs and estimated earnings in excess of billings on uncompleted contracts	13,903	10,766
Inventories	4,391	2,755
Prepaid expenses and other current assets	1,972	1,762

Total current assets	55,925	42,653

Property and equipment, net	8,915	8,530
Goodwill, net	13,437	9,527
Intangibles – finite life, net	861	576
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	1,346	507

	$81,879	$63,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,370	$620
Accounts payable and accrued expenses	24,937	17,879
Billings in excess of costs and estimated earnings on uncompleted contracts	11,123	9,559
Accrued income taxes	623	284

Total current liabilities	38,053	28,342
Other liabilities	3,534	2,524
Debt, less current portion	17,680	9,971
Deferred income tax liability	2,865	2,527
Related party subordinated notes	4,968	4,901

Total liabilities	67,100	48,265

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,635,229 and 11,622,729 shares issued in 2007 and 2006, respectively	116	116
Capital in excess of par value	19,787	20,421
Accumulated deficit	(3,487)	(3,978)
Accumulated other comprehensive loss	(1,281)	(1,280)

	15,135	15,279

Less treasury stock, at cost, 137,920 shares in 2007 and 137,920 in 2006	(356)	(356)

Total shareholders’ equity	14,779	14,923

	$81,879	$63,188

The notes to consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Net sales	$43,463	$24,382

Costs and expenses:
Cost of sales, exclusive of items shown separately below	35,626	20,249
Selling and administrative	5,017	3,145
Depreciation and amortization	326	292

	40,969	23,686

Income from operations	2,494	696

Other income (expense)	3	(1,080)
Interest expense (including related party interest of $237 and $232, respectively)	(558)	(571)

Income (loss) before income taxes	1,939	(955)
Income tax expense (benefit)	795	(219)

Net income (loss)	$1,144	$(736)

Per share data:
Basic net income (loss)	$0.10	$(0.07)

Diluted net income (loss)	$0.08	$(0.07)

Weighted average number of common shares outstanding:
Basic	11,494,948	10,913,503

Diluted	13,487,849	10,913,503

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,144	$(736)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	326	292
Non cash interest expense included in net income (loss).	78	118
Non cash warrant valuation expense included in net Income (loss)	—	1,104
Non cash gains included in net income (loss)	—	(22)
Non cash compensation expense – stock options	50	15
Deferred income taxes	337	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,803)	(5,591)
Inventories	(367)	(313)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,391)	(206)
Prepaid expenses and other current assets	157	(457)
Deferred charges and other assets	35	163
Accounts payable and accrued expenses	3,641	177
Billings in excess of costs and estimated earnings on uncompleted contracts	(285)	3,541
Other	(30)	(48)

Net cash used in operating activities	(1,108)	(1,963)

Cash flows from investing activities:
Acquisitions of property and equipment	(411)	(335)
Net cash paid for acquisition	(7,005)	—

Net cash used in investing activities	(7,416)	(335)

Cash flows from financing activities:
Proceeds from exercise of warrants & options not under plan	—	1,769
Proceeds from exercise of stock options	42	137
Subordinated debt repayments	—	(988)
Short-term debt borrowings	8,459	1,392

Net cash provided by financing activities	8,501	2,310

Net (decrease) increase in cash	(23)	12
Cash and cash equivalents at beginning of the period	445	310

Cash and cash equivalents at end of the period	$422	$322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$399	$1,136

Income taxes	$489	$152

The notes to consolidated financial statements are

an integral part of the above statement

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements and significant accounting policies.

The accompanying unaudited consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and of cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006 with the Securities and Exchange Commission.

The Company adopted Financial Interpretation (FIN) 48 as of January 1, 2007, and has identified accounting for uncertain tax positions under this guidance as a critical accounting policy. Considering tax laws of the multiple jurisdictions in which we operate, we assess whether it is more likely than not that a tax position will be sustained upon examination and through any litigation and measure the largest amount of the benefit that is likely to be realized upon ultimate settlement. Consistent with our practice prior to adoption of FIN 48, we record related interest expense and penalties, if any, as a tax provision expense. Actual results may differ substantially from our estimates.

2.	New Accounting Pronouncements

FIN 48—In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 included recognition of a liability for unrecognized tax obligations of $653,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest, if any, related to unrecognized tax obligations as a tax provision expense. Actual results may differ substantially from our estimates. Additional details about the adoption of FIN 48 are provided in Note 11.

SFAS 157—In September 2006 the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. The standard, which will be effective for the Company as of January 1, 2008, is currently under evaluation by the Company’s management. At this time, we do not expect to elect the fair value option for any eligible items and did not early adopt the standard in the first quarter of 2007 as permitted.

3.	Inventories

$ in thousands

	March 31, 2007	December 31, 2006
Raw materials and subassemblies	$3,106	$1,743
Finished goods	348	285
Parts for resale	976	727
Reserve for obsolescence	(39)	—

	$4,391	$2,755

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	March 31, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$95,022	$76,655
Estimated earnings	11,423	7,637

	106,445	84,292
Less billings to date	(103,665)	(83,085)

	$2,780	$1,207

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,903	$10,766
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,123)	(9,559)

	$2,780	$1,207

5.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the consolidated financial statements herein reflect the operating results of the segment.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Earnings Per Share

For the three months ended March 31, 2007 and 2006, basic weighted average common shares outstanding were 11,494,948 and 10,913,503, respectively, and diluted average common shares outstanding were 13,487,849 and 10,913,503, respectively. We consider outstanding options and warrants in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 2,482,100 shares for the three months ended March 31, 2006 were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net loss for the basic or diluted earnings per share computations.

7.	Debt

Total bank debt at March 31, 2007 was $19.1 million and $10.6 million at December 31, 2006. The bank debt consists of $11.7 million due on the revolving line of credit and two term notes totaling $7.4 million. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2007 was $7.8 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

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

We further amended the Bank Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., (“Effox”) was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million. Interest on the revolving credit facility is charged based on LIBOR plus 2.00% and interest on the term loans is based on LIBOR plus 2.25% (7.34% and 7.59% at March 31, 2007).

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
$ in thousands	2007	2006
Retirement plan:
Service cost	$37	$32
Interest cost	81	71
Expected return on plan assets	(99)	(84)
Amortization of prior service cost	2	2
Amortization of net actuarial (gain)/loss	35	23

Net periodic benefit cost	$56	$44

Health care plan:
Interest cost	$5	$6

We made contributions to our defined benefit plans in the first quarter of 2007 totaling $109,000. We anticipate contributing $461,000 to fund the pension plan and $62,000 for the retiree health care plan during the remainder of fiscal of 2007.

9.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $50,000 and $15,000 during the quarters ended March 31, 2007 and 2006, respectively.

10.	Acquisition

On February 28, 2007, the Company, through its wholly owned subsidiary CECO Acquisition Corp., purchased substantially all of the assets of Effox, Inc. Effox designs and manufacturers dampers and expansion joints for use by companies in the power and process industries. The Company’s acquisition of Effox broadens its exposure to the energy, power and utility markets. The purchase price was approximately $12.0 million, consisting of cash paid of approximately $7.0 million, liabilities assumed of approximately $5.2 million and a purchase price adjustment of $0.2 million. The purchase price adjustment of $0.2 million is based on final determined values of certain assets and liabilities as of the closing date and is included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. Additionally, the former owners of Effox are entitled to earn-out payments of up to $1 million upon the attainment of specified gross profit amounts through December 31, 2009. Additional consideration payable based on Effox’s gross profit in the next three years may increase the amount of reported goodwill, which is approximately $3.9 million as of March 31, 2007. The purchase price allocation is preliminary and subject to further refinement based upon completion of the asset valuation.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition after the estimated purchase price adjustment (dollars in thousands):

Current Assets	$6,524
Property and equipment	278
Intangible assets – finite life	304
Goodwill	3,910
Other assets	1,049

Total assets acquired	12,065
Current liabilities assumed	(4,228)
Other liabilities assumed	(1,038)

Net assets acquired	$6,799

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The acquisition has been accounted for using the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The intangible asset – finite life relates to the value of contracts and will be amortized over its estimated life of 18 months. The results of operations subsequent to February 28, 2007 have been included in the Company’s consolidated financial statements.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2007	2006
Net sales	$47,559	$30,440
Net income (loss)	$1,248	$(652)

Earnings per share:
Basic	$0.11	$(0.06)
Diluted	$0.09	$(0.06)

The pro forma results have been prepared for informational purposes only and include adjustments to convert Effox from the completed contract method of accounting to the percentage of completion method of accounting for contracts for which costs can reasonably be estimated, to amortize an acquired intangible asset with finite life, to reflect additional interest expense for debt incurred to finance the acquisition, and to adjust income tax expense based on the Company’s effective income tax rate during the period presented. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

11.	Income Taxes

The Company files income tax returns in the various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2003. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax obligations of $653,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest related to unrecognized tax obligations in income tax expense.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the three-month period ended March 31, 2007 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2007	2006
Net sales	$43.5	$24.4
Cost of sales	35.7	20.3

Gross profit (excluding depreciation and amortization)	$7.8	$4.1
Percent of sales	18.0%	17.0%
Selling and administrative expenses	$5.0	$3.1
Percent of sales	11.5%	12.9%
Operating income	$2.5	$0.7
Percent of sales	5.7%	2.9%

Consolidated net sales for the first quarter were $43.5 million, an increase of 78.3% or $19.1 million compared to the same quarter in 2006. The comparative quarter-over-quarter growth in net sales was attributable to growth across substantially all of the Company’s products and services. Most notably, the Company experienced a large increase in contracting sales due to revenues generated by its H.M. White subsidiary, which was integrated into the Company in 2006. Additionally, CECO’s equipment sales grew due to the continuation of the expansion in the ethanol industry and the addition of one month of revenue from Effox.

In total, orders booked in 2007 increased to $66.2 million as compared to $36.0 million during the first quarter of 2006. This was an increase of $30.2 million or 83.9%.

First quarter 2007 gross profit was $7.8 million compared to gross profit of $4.1 million during the same period in 2006. Gross profit, as a percentage of sales increased to 18% in the first quarter 2007 from 17% in the comparable prior year quarter. This increase was primarily the result of changes in product mix related to significant increase in turnkey system sales and the addition of Effox to the Company’s equipment group.

Selling and administrative expenses increased by $1.9 million or 61.3% to $5.0 million during the first quarter of 2007 from $3.1 million in the same period of 2006. This was due to increases in salary and wage expenses, legal and professional costs related to SEC filings and administrative expenses related to the addition of Effox, Inc.; however, selling and administrative as a percentage of sales decreased to 11.5% from 12.9% in first quarter 2006 due to higher sales volume and ability to leverage fixed costs included in selling and administrative expenses.

Depreciation and amortization remained constant at $0.3 million during the three months ended March 31, 2007 and the three months ended March 31, 2006.

Operating income increased by $1.8 million to $2.5 million in the first quarter of 2007 compared to $696,000 during the same quarter of 2006. This increase was due to much higher sales volumes and higher margins on construction and equipment contracts.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Other income was $3,000 in the first quarter of 2007 compared to other expense of $1.1 million in the first quarter of 2006. The first quarter of 2006 includes a non-cash charge of $1.1 million for the fair market value adjustment of detachable stock warrants. These detachable stock warrants were exercised in 2006 and the charge was reversed through the statement of operations.

Interest expense for the three months ended March 31, 2007 decreased slightly by $13,000 to $558,000 from $571,000 during the first quarter of 2006. This decrease was due to lower interest rates offset by higher borrowings to finance the increased sales activities.

Federal and state income tax expenses totaled $795,000 during the first quarter of 2007 compared to a benefit of $219,000 during the first quarter of 2006. The estimated federal and state income tax rate in the first quarter of 2007 was 41%, compared to 23% in 2006. Our statutory income tax rate is affected by certain permanent differences including expenses for market valuation of warrants and non-deductible interest expense.

The Company files income tax returns in the various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2003. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax obligations of $653,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest related to unrecognized tax obligations in income tax expense.

Net income for the quarter ended March 31, 2007 was $1.1 million compared with a net loss of ($736,000) for the same period in 2006.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of March 31, 2007 was $119.8 million compared to $97.1 million as of December 31, 2006. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

At March 31, 2007 and December 31, 2006, cash and cash equivalents totaled $422,000 and $445,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank and related debt as of March 31, 2007 was $19.1 million and $10.6 million at December 31, 2006. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2007 was $7.8 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

We obtained a new credit facility (the “Bank Facility”) on December 29, 2005. The credit agreement was entered into by CECO Environmental Corp., its subsidiaries and Fifth Third Bank, an Ohio banking corporation (“Fifth Third Bank”). On June 8, 2006 we amended the Bank Facility pursuant to a First Amendment to Credit Agreement (“Amendment”). H.M. White, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a borrower. The Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, 2) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at our option, and 3) establishing an incentive pricing grid pegged to performance.

We further amended the Bank Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million. Interest on the revolving credit facility is charged based on LIBOR plus 2.00% and interest on the term loans is based on LIBOR plus 2.25% (7.34% and 7.59 % at March 31, 2007).

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

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2007	2006
Net cash used in operating activities	$(1,108)	$(1,963)

Net cash used in investing activities	(7,416)	(335)

Net cash provided by financing activities	8,501	2,310

Net (decrease) increase	$(23)	$12

Cash used in operating activities decreased by $855,000 to $1.1 million in 2007 compared to cash used in operations of $2.0 million in 2006. Cash was used for increases in accounts receivable of $3.8 million and a net effect of costs in excess of billings and billings

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

in excess of costs on uncompleted contracts of $2.7 million. Cash was provided by increases in accounts payable of $3.6 million. Other changes in working capital items provided cash of $586,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2007 and December 31, 2006 was $18.8 million and $14.5 million, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $411,000 for the first three months of 2007 compared with $335,000 for the same period in 2006. We manage our capital expenditures by evaluating the needs of our divisions to provide the necessary equipment needed to take advantage of the current increased level of sales. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property. We are continuing our discussions with a potential purchaser for the sale of our Cincinnati property. The proceeds from this sale would be used to finance the acquisition of a replacement property. It is anticipated that the replacement property will cost less than the purchase price for the current facility and the net transaction would result in the creation of additional working capital. Net cash used to acquire the assets of Effox, Inc. totaled $7.0 million for the first three months of 2007.

Financing activities provided cash of $8.5 million during the first three months of 2007 compared with cash provided of $2.3 million during the same period of 2006. Cash was provided by borrowings on the Bank Facility of $8.5 million for the three-month period ended March 31, 2007 and $1.4 million for the prior year period. The increase in bank borrowings resulted from the acquisition of Effox described in Note 10 above.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe”, “expect”, “anticipate”, “intends”, “estimate”, “forecast”, “project”, “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; the effect of poor operating results on our company; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state, or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

We caution investors that other factors might, in the future, prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed on to our customers, operating income will be adversely affected.

CECO ENVIRONMENTAL CORP.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 are hereby supplemented to include the following:

We have experienced rapid growth, which may be difficult to sustain and which has placed significant demands on our accounting systems and other operational, administrative and financial resources.

Our annual revenue has grown in each of the last four years increasing from $68.1 million in 2003 to $164.3 million in 2006, pro forma for the acquisition of the Effox assets. Our rapid growth has caused, and if it persists will continue to cause, significant demands on our accounting systems and other operational, administrative and financial resources. For example, we are currently planning to upgrade our accounting and operational computer software systems in either 2007 or 2008. In addition, we may need to expand and otherwise improve our internal systems, including our other management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. We may also need to hire additional staff or engage outside consultants. This effort may require us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate accounting, financial and business controls,

•	implementing new or updated information, accounting and financial systems, and procedures, and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

We cannot assure you that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Our corporate compliance program cannot assure that we will be in complete compliance with all potentially applicable regulations, including the Sarbanes-Oxley Act of 2002.

As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. Many of these regulations are of recent adoption and may be subject to change. In connection with their audit of our financial statements for the fiscal years of 2005 and 2006, our independent registered public accounting firm, Battelle & Battelle LLP, identified a significant deficiency in our internal control over financial reporting. This deficiency was not determined to be a “material weakness” in our controls, however. The Public Company Accounting Oversight Board defines a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We are in the process of taking the necessary steps to remedy such deficiencies in our internal controls within the required time periods and our management concluded that as of the end of these periods, they believed that our disclosure controls and procedures were effective. However, we cannot assure you that these measures or any future measures will enable us to avoid other significant deficiencies or material weaknesses in the future.

ITEM 6.	EXHIBITS

10.1 Fourth Amended and Restated Replacement Promissory Note in the principal amount of $1,200,000 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated March 26, 2007)

10.2 Sixth Amended and Restated Replacement Promissory Note in the amount of $4,542,570 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated March 26, 2007)

10.3 Second Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated February 27, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.4 Thirteenth Amendment to Restated and Amended Purchase Agreement between The Kirk & Blum Manufacturing Company and Millworks Town Center LLC dated March 15, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated March 15, 2007)

10.5 Consulting Agreement between Green Diamond Oil Corp. and the Company dated March 26, 2007. (Incorporated by reference to Exhibit 10.55 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.6 Second Amended and Restated Revolving Credit Promissory Note. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.7 Second Amended and Restated Term Promissory Note. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.8 Term Promissory Note. (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.9 Amended and Restated Employment Agreement between Richard J. Blum and the Company. (Incorporated by reference to Exhibit 10.37 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.10 Amended and Restated Employment Agreement between Richard J. Blum and the Company. (Incorporated by reference to Exhibit 10.41 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

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

Date: May 15, 2007