Form 10-Q
period 2007-06-30
CECO ENVIRONMENTAL CORP
filed 2007-08-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2007

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

Class: Common, par value $.01 per share outstanding at Aug. 6, 2007 - 14,769,372

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2007

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$586	$445
Accounts receivable, net	33,052	26,925
Costs and estimated earnings in excess of billings on uncompleted contracts	15,137	10,766
Inventories	5,748	2,755
Prepaid expenses and other current assets	1,646	1,762

Total current assets	56,169	42,653

Property and equipment, net	8,766	8,530
Goodwill, net	13,593	9,527
Intangibles – finite life, net	784	576
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	1,172	507

	$81,879	$63,188

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of debt	$—	$620
Accounts payable and accrued expenses	30,976	17,879
Billings in excess of costs and estimated earnings on uncompleted contracts	8,736	9,559
Accrued income taxes	—	284

Total current liabilities	39,712	28,342
Other liabilities	2,777	2,524
Debt, less current portion	1,624	9,971
Deferred income tax liability	2,865	2,527
Related party subordinated notes	—	4,901

Total liabilities	46,978	48,265

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,762,084 and 11,622,729 shares issued in 2007 and 2006, respectively	148	116
Capital in excess of par value	38,732	20,421
Accumulated deficit	(2,340)	(3,978)
Accumulated other comprehensive loss	(1,283)	(1,280)

	35,257	15,279
Less treasury stock, at cost, 137,920 shares in 2007 and 2006	(356)	(356)

Total shareholders’ equity	34,901	14,923

	$81,879	$63,188

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net sales	$59,247	$31,745	$102,710	$56,127

Costs and expenses:
Cost of sales, exclusive of items shown separately below	49,336	26,142	84,962	46,391
Selling and administrative	6,204	4,070	11,221	7,215
Depreciation and amortization	400	293	726	585

	55,940	30,505	96,909	54,191

Income from operations	3,307	1,240	5,801	1,936

Other income	6	1,374	9	294

Interest expense (including related party interest of $864 and $189, and $1,101 and $421, respectively)	(1,160)	(526)	(1,718)	(1,097)

Income from continuing operations before income taxes	2,153	2,088	4,092	1,133

Income tax provision	1,006	526	1,801	307

Net income	$1,147	$1,562	$2,291	$826

Per share data:
Basic net income	$0.09	$0.14	$0.19	$0.07

Diluted net income	$0.08	$0.12	$0.18	$0.07

Weighted average number of common shares outstanding:
Basic	13,000,124	11,225,038	12,251,694	11,070,131

Diluted	13,577,836	12,881,584	12,848,505	12,659,750

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,291	$826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	726	585
Non cash interest expense included in net income	865	182
Non cash warrant valuation gain included in net income .	—	(307)
Non cash gains included in net loss	—	(29)
Compensation expense – stock options	144	29
Deferred income taxes	337	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,618)	(7,796)
Inventories	(1,724)	(90)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,625)	(4,169)
Prepaid expenses and other current assets	278	(300)
Deferred charges and other assets	72	—
Accounts payable and accrued expenses	8,622	1,762
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,672)	4,875
Accrued income taxes	(284)	—
Other	52	130

Net cash provided by (used in) operating activities	3,464	(4,302)

Cash flows from investing activities:
Acquisition of property and equipment	(583)	(447)
Net cash paid for acquisition	(6,955)	—

Net cash used in investing activities	(7,538)	(447)

Cash flows from financing activities:
Proceeds from secondary stock offering	14,168	—
Proceeds from exercise of warrants & options not under plan	4,687	2,705
Proceeds from exercise of stock options	70	207
Subordinated debt repayments	(5,743)	(1,988)
Short term debt (repayments) borrowings	(8,967)	3,895

Net cash provided by financing activities	4,215	4,819

Net increase in cash and cash equivalents	141	70
Cash and cash equivalents at beginning of the period	445	310

Cash and cash equivalents at end of the period	$586	$380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,035	$2,186

Income taxes	$2,850	$166

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006 and the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and of cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the three-month period and six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.	New Accounting Standards

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

3.	Inventories

$ in thousands

	June 30, 2007	December 31, 2006
Raw materials and subassemblies	$4,506	$1,743
Finished goods	378	285
Parts for resale	914	727
Obsolescence allowance	(50)	—

	$5,748	$2,755

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	June 30, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$114,744	$76,655
Estimated earnings	13,916	7,637

	128,660	84,292
Less billings to date	(122,259)	(83,085)

	$6,401	$1,207

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,137	$10,766
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,736)	(9,559)

	$6,401	$1,207

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Business Segment Information

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

For the three months ended June 30, 2007 and 2006, basic weighted average common shares outstanding were 13,000,124 and 11,225,038, respectively, while diluted average common shares outstanding were 13,577,836 and 12,881,584, respectively. For the six months ended June 30, 2007 and 2006, basic weighted average common shares outstanding were 12,251,694 and 11,070,131, respectively while diluted average common shares outstanding were 12,848,505 and 12,659,750, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options to purchase 45,000 shares for the three months and six months ended June 30, 2007 were not included in the computation of diluted earnings per share due to their exercise price being greater than the market price of the stock.

7.	Debt

Total bank debt at June 30, 2007 was $1.6 million and $10.6 million at December 31, 2006. The bank debt at June 30, 2007 consists of $1.6 million due on the revolving line of credit. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2007 was $16.4 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

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

In May 2007, all the outstanding subordinated debt of $5.7 million and all the outstanding term notes of $7.2 million were retired using the proceeds from a secondary offering as described in note 8. The remaining $6.0 million was applied to the revolving credit line and accrued interest.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Shareholders’ equity

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received net proceeds of $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.9 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.2 million with the remaining $6.0 million being applied to the revolving credit line and accrued interest.

9.	Employee Benefit Plans

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Retirement plan:
Service cost	$37	$32	$74	$64
Interest cost	81	71	162	142
Expected return on plan assets	(99)	(84)	(198)	(168)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial loss	35	23	70	46

Net periodic benefit cost	$56	$44	$112	$88

Health care plan:
Interest cost	$5	$6	$10	$12

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to make $570,000 in contributions to the Pension Plan during the year ending December 31, 2007. As of June 30, 2007, $225,000 has been contributed to the Pension Plan and we plan on making the balance of $345,000 during the remainder of Fiscal Year 2007.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the grant date. The Company recognized expense of approximately $94,000 and $15,000 during the quarters ended June 30, 2007 and 2006, respectively and $144,000 and $29,000 for the six months ended June 30, 2007 and 2006, respectively.

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

12.	Acquisition

On February 28, 2007, the Company, through its wholly owned subsidiary CECO Acquisition Corp., purchased substantially all of the assets of Effox, Inc. (“Effox”). The purchase price was approximately $12.2 million, consisting of net cash paid of approximately $6.9 million and liabilities assumed of approximately $5.3 million. Additionally, the former owners of Effox are entitled to earn-out payments of up to $1.0 million upon the attainment of specified gross profit amounts through December 31, 2009. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing adjusted for the final determination of the net asset values (dollars in thousands):

Current Assets	$6,524
Property and equipment	278
Intangible assets – finite life	304
Goodwill	4,066
Other assets	1,049

Total assets acquired	12,221
Current liabilities assumed	(4,228)
Other liabilities assumed	(1,038)

Net assets acquired	$6,955

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Six Months Ended June 30,
	2007	2006
Net sales	$106,806	$67,760
Net income	$2,395	$612

Earnings per share:
Basic	$0.20	$0.06
Diluted	$0.19	$0.05

The pro forma results have been prepared for informational purposes only and include adjustments to convert Effox from the completed contract method of accounting to the percentage of completion

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 reflect our operations consolidated with the operations of our subsidiaries.

($’s in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$59.2	$31.7	$102.7	$56.1
Cost of sales	49.3	26.1	85.0	46.4

Gross profit (excluding depreciation)	$9.9	$5.6	$17.7	$9.7
Percent of sales	16.7%	17.7%	17.3%	17.3%

Selling and administrative expenses	$6.2	$4.1	$11.2	$7.2
Percent of sales	10.5%	12.8%	10.9	12.9%

Operating income	$3.3	$1.2	$5.8	$1.9
Percent of sales	5.6%	3.9%	5.6%	3.4%

Consolidated net sales for the second quarter increased 86.6% or $27.5 million to $59.2 million in 2007 compared to $31.7 million in 2006. Consolidated net sales for the first six months of 2007 were $102.7 million, an increase of $46.6 million or 83.0% compared to $56.1 million in 2006. These increases in revenues were due primarily to an ongoing increase in contracting revenues generated by our H.M. White subsidiary, which was integrated in 2006 and additional equipment revenues generated by Effox which was acquired on March 1, 2007.

Orders booked were $63.3 million during the second quarter of 2007 and $129.5 million for the first six months of 2007, as compared to $34.9 million during the second quarter of 2006 and $70.9 million in the first half of 2006.

Second quarter 2007 gross profit was $9.9 million. This compares to gross profit of $5.6 million during the same period in 2006. Gross profit as a percentage of revenues for the three-month period ended June 30, 2007 decreased 1.0% to 16.7% compared with 17.7% for the comparable period in 2006. This anticipated decrease was primarily the result of changes in product mix.

Gross profit was $17.7 million for the first six months of 2007, an increase of $8.0 million compared to $9.7 million for the same period in 2006. Gross profit as a percentage of revenues for the first six months of 2007 remained constant at 17.3% compared to the same period in 2006.

Selling and administrative expenses increased by $2.1 million, or 52.4% from $4.1 million to $6.2 million during the second quarter and increased by $4.0 million, or 55.5% from $7.2 million to $11.2 million during the first six months of 2007 compared to 2006. This increase is due primarily to the addition of administrative costs from our new Effox division coupled with increases in selling and administrative wages and incentive compensation. Selling and administrative expense as a percentage of sales decreased from 12.8% to 10.5% for the quarter ended June 30, 2007 and decreased from 12.9% to 10.9% for the six months ended June 30, 2007.

Depreciation and amortization increased by $107,000 to $400,000 during the second quarter of 2007 from $293,000 in the same period of 2006 and increased by $141,000 to $726,000 in the first six months of 2007 from $585,000 in the same period of 2006.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Operating income was $3.3 million in the second quarter of 2007, an increase of $2.1 million compared to operating income of $1.2 million during the same quarter of 2006. Operating income as a percent of sales in the second quarter of 2007 was 5.6% compared to 3.9% for the same period in 2006.

Operating income for the first six months of 2007 was $5.8 million, an increase of $3.9 million compared to operating income of $1.9 million during the same period of 2006. Operating income as a percent of sales for the six months ended June 30, 2007 was 5.6% compared to 3.4% for the same period in 2006.

Higher sales volume, partially offset by lower gross profit margin percentages from product mix changes and decreased selling and administrative costs as a percentage of sales were the primary factors for the increases in operating income and operating margin percentages.

Other income was $6,000 in the second quarter of 2007 compared to $1.4 million in the second quarter of 2006. $1.3 million of this second quarter 2006 income was the result of the exercise of 248,000 warrants issued in December 2001, plus $96,000 of income created by a slight decrease in the company’s stock price, which reduced the carrying value of the remaining 119,000 warrants issued in December 2001.

Other income for the first six months of 2007 was $9,000 compared to $294,000 during the same period in 2006. The other income during the first six months of 2006 reflects the net of the first quarter expense for the revaluation of warrants of $1.1 million and the second quarter income of $1.3 million created by the exercise of warrants and the revaluation of the remaining warrants in the second quarter as previously mentioned.

Interest expense increased by $634,000 from $526,000 in the second quarter of 2006 to $1.2 million during the second quarter of 2007. Interest expense increased by $621,000 to $1.7 million during the first six months of 2007 compared to $1.1 million during the first six months of 2006. The increase for the quarter and six months ended June 30, 2007 was due primarily to the non-cash charge of $740,000 to expense the remaining discount on the subordinated notes that were retired using the proceeds from our secondary stock offering in May 2007.

Federal and state income tax provision was $1.0 million during the second quarter of 2007 compared to $526,000 during the second quarter of 2006. Federal and state income tax expense was $1.8 million for the first six months of 2007 compared to a tax expense of $307,000 in 2006. The federal and state income tax provision for the first six months of 2007 was 44%, which reflects the estimated effective tax rate for 2007. Our statutory income tax rate is affected by certain permanent differences including income or expense for market valuation of warrants and non-deductible interest expense related to the subordinated debt.

Net lncome for the quarter ended June 30, 2007 was $1.1 million compared with net income of $1.6 million for the same period in 2006. Net income for the six months ended June 30, 2007 was $2.3 million compared with a net income of $826,000 for the same period in 2006.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of June 30, 2007 was $123.9 million compared to $97.1 million as of December 31, 2006. There can be no assurances

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract's profitability.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2007 and December 31, 2006, cash and cash equivalents totaled $586,000 and $445,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at June 30, 2007 was $1.6 million and $10.6 million at December 31, 2006. The bank debt at June 30, 2007 consists of $1.6 million due on the revolving line of credit. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2007 was $16.4 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

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

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received net proceeds of $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.9 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.2 million with the remaining $6.0 million being applied to the revolving credit line and accrued interest.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

On July 02, 2007, the agreement between Millworks Town Center (Purchaser), LLC and Kirk and Blum, an indirect wholly owned subsidiary of the Company, for the sale of the Cincinnati manufacturing and corporate office facilities expired.

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2007	2006
Total operating cash flow provided by (used in)	$3,464	$(4,302)
Net cash used in investing activities	(7,538)	(447)
Net cash provided by financing activities	4,215	4,819

Net increase	$141	$70

Cash provided by operating activities was $ 3.5 million in 2007 compared to cash used in operating activities in 2006 of $4.3 million. Cash provided by operating activities for the first six months of 2007 was primarily the result of net income of $2.3 million, non cash interest expense of $865,000, non cash depreciation and amortization expense of $726,000, non cash compensations expense for options of $144,000 and an increase of $8.6 million in accounts payable offset by an increase in costs and earnings in excess of billings of $3.6 million, a decrease in billings in excess of costs and estimated earnings of $2.7 million, an increase in inventories of $1.7 million, an increase in accounts receivable of $1.6 million and a decrease in accrued income taxes of $284,000. Other changes in working capital items provided cash of $739,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2007 and December 31, 2006 was $15.9 million and $14.5 million, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $583,000 for the first six months of 2007 compared with $447,000 for the same period in 2006. Net cash used for the acquisition of Effox, which was financed by additional borrowings on the Company’s credit facility, amounted to $7.0 million. We are managing our capital expenditure spending in light of the current level of sales. As sales continue to increase in 2007, we anticipate increased capital spending which will be funded with cash provided by operating activities and additional borrowings on our revolving credit facility. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

Financing activities provided cash of $4.2 million during the first six months of 2007 compared with cash provided by financing activities of $4.8 million during the same period of 2006. Cash was also provided by additional borrowing on the credit facility of $4.2 million. In addition, approximately $14.2 million was provided by a secondary stock offering and an additional $4.7 million was provided by warrant proceeds received from selling stockholders. These proceeds were used to retire subordinated debt of $5.7 million and to reduce borrowings on our credit facility by $13.2 million.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

uncertain. We caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; the effect of our poor operating results on our company; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state, or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

CECO ENVIRONMENTAL CORP.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on May 23, 2007, the shareholders of CECO Environmental Corp. took the following actions:

1. Elected the following seven directors, constituting the entire Board of Directors, for terms to expire at the 2008 Annual Meeting of Shareholders, with votes as indicated opposite each director's name:

	Votes For	Votes Withheld
Richard J. Blum	9,812,427	1,123,219
Arthur Cape	10,783,804	151,852
Jason DeZwirek	9,794,064	1,141,582
Phillip DeZwirek	9,808,749	1,126,897
Thomas J. Flaherty	10,783,124	152,522
Ronald E. Krieg	10,784,004	151,642
Donald A. Wright	10,771,119	164,527

2. Approved the CECO Environmental Corp. 2007 Equity Incentive Plan.

Votes for: 4,532,231

Votes against: 1,191,438

Abstain: 14,312

Broker non-votes: 5,197,665

3. Ratified the appointment of Battelle and Battelle, LLP as the Company's independent registered accounting firm for the fiscal year ending December 31, 2007 as follows:

Votes for: 10,870,611

Votes against: 40,211

Abstain: 24,823

ITEM 6.	EXHIBITS

10.1 CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit B to CECO Environmental Corp.'s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 20, 2007)

10.2 Restricted Stock Award Agreement of Dennis W. Blazer dated June 5, 2007

10.3 Restricted Stock Award Agreement of Richard J. Blum dated June 5, 2007

10.4 Restricted Stock Award Agreement of David D. Blum dated June 5, 2007

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

Date: August 10, 2007