Form 10-Q
period 2007-09-30
CECO ENVIRONMENTAL CORP
filed 2007-11-13
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly period ended September 30, 2007

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

Class: Common, par value $.01 per share outstanding at November 9, 2007—14,789,372

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2007

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$732	$445
Accounts receivable, net	38,339	26,925
Costs and estimated earnings in excess of billings on uncompleted contracts	13,828	10,766
Inventories	4,780	2,755
Prepaid expenses and other current assets	1,800	1,762

Total current assets	59,479	42,653
Property and equipment, net	9,076	8,530
Goodwill, net	13,593	9,527
Intangibles – finite life, net	709	576
Intangibles – indefinite life	1,395	1,395
Deferred charges and other assets	1,132	507

	$85,384	$63,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$620
Accounts payable and accrued expenses	33,296	17,879
Billings in excess of costs and estimated earnings on uncompleted contracts	7,385	9,559
Accrued income taxes	988	284

Total current liabilities	41,669	28,342
Other liabilities	2,633	2,524
Debt, less current portion	757	9,971
Deferred income tax liability	2,865	2,527
Related party subordinated notes	—	4,901

Total liabilities	47,924	48,265
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,927,292 and 11,622,729 shares issued in 2007 and 2006 respectively	149	116
Capital in excess of par value	39,095	20,421
Accumulated deficit	(143)	(3,978)
Accumulated other comprehensive loss	(1,285)	(1,280)

	37,816	15,279
Less treasury stock, at cost, 137,920 shares in 2007 and 2006	(356)	(356)

Total shareholders’ equity	37,460	14,923

	$85,384	$63,188

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net sales	$65,257	$37,734	$167,967	$93,861

Costs and expenses:
Cost of sales, exclusive of items shown separately below	54,095	31,592	139,057	77,983
Selling and administrative	6,739	4,185	17,960	11,400
Depreciation and amortization	373	293	1,099	878

	61,207	36,070	158,116	90,261

Income from operations	4,050	1,664	9,851	3,600

Other income	—	409	9	703

Interest expense (including related party interest of $0 and $155, and $1,101 and $576, respectively)	(125)	(460)	(1,843)	(1,557)

Income from continuing operations before income taxes	3,925	1,613	8,017	2,746
Income tax provision	1,729	546	3,530	853

Net income	$2,196	$1,067	$4,487	$1,893

Per share data:
Basic net income	$.15	$.09	$.34	$.17

Diluted net income	$.14	$.08	$.33	$.15

Weighted average number of common shares outstanding:
Basic	14,633,479	11,412,369	13,054,347	11,185,464

Diluted	15,211,538	13,033,824	13,634,829	12,778,806

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,487	$1,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,099	878
Non cash interest expense included in net income	876	195
Non cash warrant valuation gain included in net income	—	(735)
Non cash gains included in net income	—	(29)
Compensation expense – stock options and restricted stock	437	63
Deferred income taxes	337	376
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,905)	(9,496)
Inventories	(756)	(536)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,316)	(7,024)
Prepaid expenses and other current assets	123	(178)
Deferred charges and other assets	(31)	—
Accounts payable and accrued expenses	10,946	4,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,023)	7,005
Accrued income taxes	704	—
Other	32	(10)

Net cash provided by (used in) operating activities	5,010	(3,273)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,187)	(618)
Net cash paid for acquisition	(6,955)	—

Net cash used in investing activities	(8,142)	(618)

Cash flows from financing activities:
Proceeds from secondary stock offering	14,137	—
Proceeds from exercise of warrants & options not under plan	4,687	3,021
Proceeds from exercise of stock options	172	281
Subordinated debt repayments	(5,743)	(1,988)
Net (repayments) borrowings on revolving credit line	(9,834)	2,605

Net cash provided by financing activities	3,419	3,919

Net increase in cash and cash equivalents	287	28
Cash and cash equivalents at beginning of the period	445	310

Cash and cash equivalents at end of the period	$732	$338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,106	$2,443

Income taxes	$3,484	$274

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006 and the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the three-month period and nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain amounts in the September 30, 2006 financial statements have been reclassified to conform to the September 30, 2007 presentation.

2.	New Accounting Standards

FIN 48—In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 included recognition of a liability for unrecognized tax obligations of $653,000 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest, if any, related to unrecognized tax obligations as a tax provision expense. Actual results may differ substantially from our estimates. Additional details about the adoption of FIN 48 are provided in Note 11.

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

3.	Inventories

$ in thousands

	September 30,	December 31,
	2007	2006
Raw materials and subassemblies	$3,403	$1,743
Finished goods	390	285
Parts for resale	987	727

	$4,780	$2,755

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	September 30,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$127,953	$76,655
Estimated earnings	17,648	7,637

	145,601	84,292
Less billings to date	(139,158)	(83,085)

	$6,443	$1,207

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,828	$10,766
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,385)	(9,559)

	$6,443	$1,207

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Business Segment Information

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

For the three months ended September 30, 2007 and 2006, basic weighted average common shares outstanding were 14,633,479 and 11,412,369, respectively, while diluted average common shares outstanding were 15,211,538 and 13,033,824, respectively. For the nine months ended September 30, 2007 and 2006, basic weighted average common shares outstanding were 13,054,347 and 11,185,464, respectively while diluted average common shares outstanding were 13,634,829 and 12,778,806, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options to purchase 45,000 shares for the three months and nine months ended September 30, 2007 were not included in the computation of diluted earnings per share due to their exercise price being greater than the market price of the stock.

7.	Debt

Total bank debt at September 30, 2007 was $0.8 million and $10.6 million at December 31, 2006. The bank debt at September 30, 2007 consists of $0.8 million due on the revolving line of credit. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2007 was $17.6 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

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

We further amended the Bank Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., (“Effox”) was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million. Fees for this amendment amounted to $30,000 and are being amortized as deferred financing costs over the remaining life of the loan.

In May 2007, all the outstanding subordinated debt of $5.7 million and all the outstanding term notes of $7.2 million were retired using the proceeds from a secondary offering as described in Note 8. The remaining $6.0 million was applied to the revolving credit line and accrued interest.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Shareholders’ equity

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.9 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.2 million with the remaining $6.0 million being applied to the revolving credit line and accrued interest.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Retirement plan:
Service cost	$37	$32	$111	$96
Interest cost	81	71	243	213
Expected return on plan assets	(99)	(84)	(297)	(252)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial loss	35	23	105	69

Net periodic benefit cost	$56	$44	$168	$132

Health care plan:
Interest cost	$5	$6	$15	$18

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to make $570,000 in contributions to the Pension Plan during the year ending December 31, 2007. As of September 30, 2007, $455,000 has been contributed to the Pension Plan. The remaining 2007 contribution of $115,000 was made in October 2007.

The funded status for our post-retirement health care plan is calculated based on the accumulated post-retirement benefit obligation and not the projected benefit obligation as may have been inferred from the table presented in Note 12 of our 2006 10-K.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the year ended December 31, 2006, the Company incorrectly recorded its transition adjustment related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an Amendment of FASB Statements No. 87, 88, 106 and 132(R). The Company reported its transition adjustment of $226,000 as a component of 2006 other comprehensive income (loss), rather than as a direct adjustment to the ending balance of accumulated other comprehensive loss.

The Company will correct this 2006 reporting error in future filings as follows:

As reported:
Other comprehensive income (loss):
Adjustment for minimum pension/post retirement liability, net of tax	$(328)	$(492)
Translation gain		3

As revised:
Other comprehensive income (loss):
Adjustment for minimum pension/post retirement liability, net of tax	$(178)	$(266)
Translation gain		3

10.	Stock-Based Compensation

During the nine months ended September 30, 2007, the Company issued approximately 140,000 restricted stock awards to management and non-employee directors under the Company’s 2007 Equity Incentive Plan. Approximately 30,000 of these awards are performance-based, with various vesting periods through March 31, 2010. The remaining awards do not contain any such performance conditions, and vest over various periods through July 2010. The weighted average grant date fair value of these restricted stock awards is $11.81 per share and the future compensation expense to be recognized for these awards is approximately $1.4 million as of September 30, 2007.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $294,000 and $33,800 during the quarters ended September 30, 2007 and 2006, respectively and $437,000 and $63,000 for the nine months ended September 30, 2007 and 2006, respectively.

11.	Income Taxes

The Company files income tax returns in the various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax obligations of $653,000 which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest related to unrecognized tax obligations in income tax expense.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Acquisition

On February 28, 2007, the Company, through its wholly owned subsidiary CECO Acquisition Corp., purchased substantially all of the assets of Effox, Inc. (“Effox”). The purchase price was approximately $12.2 million, consisting of net cash paid of approximately $6.9 million and liabilities assumed of approximately $5.3 million. Additionally, the former owners of Effox are entitled to earn-out payments of up to $1.0 million upon the attainment of specified gross profit amounts through December 31, 2009. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of closing adjusted for the final determination of the net asset values (dollars in thousands):

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

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Nine Months Ended September 30,
	2007	2006
Net sales	$172,063	$112,961
Net income (loss)	$4,586	$1,899

Earnings per share:
Basic	$.35	$.17
Diluted	$.33	$.15

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

13.	Comprehensive Income

Comprehensive income consists of net income, changes in the minimum pension liability, and translation gains and losses for foreign operations. Comprehensive income totaled $4,483,000 and $1,896,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	Subsequent event

On October 31, 2007, CECO Environmental Corp. (the “Company”), GMD Acquisition Corp. (“Acquisition”), an indirectly owned subsidiary of the Company, and GMD Environmental Technologies, Inc., GMD Properties, Inc. and GMD Services, Inc. (collectively, “GMD”) entered into an Asset Purchase Agreement (“APA”), pursuant to which Acquisition acquired, for a purchase price of $1,400,000, substantially all of the assets of GMD (the “Asset Purchase”), which relate to the business currently conducted by GMD, including the design, manufacture, and sale of its air pollution control systems and the furnishing of installation services to customers.

Additionally, the Company and Acquisition also entered into a Goodwill Purchase Agreement (“GPA”) with Gerald J. Reier and Lynda Reier (the “Sellers”), pursuant to which Acquisition acquired, for a purchase price of $1,600,000, all of the Sellers’ goodwill in the business of GMD (the “Goodwill Purchase”).

The Sellers are also entitled to an earn-out payment up to $1,000,000, payable approximately 39 months following closing, subject to the Company meeting certain financial thresholds. The closing for the Asset Purchase and Goodwill Purchase was completed on October 31, 2007.

The cash used by the Company to pay the purchase price for the Asset Purchase and Goodwill Purchase was obtained from the Company's existing revolving credit facility.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2007	2006	2007	2006
Sales	$65.3	$37.7	$168.0	$93.9
Cost of sales	54.1	31.6	139.1	78.0

Gross profit (excluding depreciation)	$11.2	$6.1	$28.9	$15.9
Percent of sales	17.1%	16.3%	17.2%	16.9%

Selling and administrative expenses	$6.7	$4.2	$18.0	$11.4
Percent of sales	10.3%	11.1%	10.7%	12.1%

Operating income	$4.1	$1.7	$9.9	$3.6
Percent of sales	6.3%	4.4%	5.9%	3.8%

Sales for the three months and nine months ended September 30, 2007 have increased significantly over the same periods in 2006 due to continuing strong domestic economic conditions, a strong demand for pollution control systems and additional revenues from our most recent acquisition. Consolidated net sales for the third quarter were $65.3 million, an increase of $27.6 million or 73.2% compared to the same quarter in 2006. Consolidated net sales for the first nine months of 2007 were $168.0 million, an increase of $74.1 million or 78.9% compared to the same period in 2006. Effox, our most recent 2007 acquisition, generated equipment sales of $8.4 million for the quarter and $19.3 million for the nine month period. The remainder of the increase in sales is due to robust organic contracting sales increases for the quarter and the first nine months.

New orders booked were $35.7 million during the third quarter of 2007 and $165.2 million for the first nine months of 2007, as compared to $43.9 million during the third quarter of 2006 and $114.8 million in the first nine months of 2006. The decline in bookings for the quarter is not necessarily indicative of a reduction in demand for our products and services because types and sizes of orders vary from quarter to quarter and the flow of orders is not consistent.

Third quarter 2007 gross profit increased $5.1 million or 83.6% to $11.2 million compared to a gross profit of $6.1 million during the same period in 2006. Gross profit for the quarter as a percent of sales increased by .8 percentage points to 17.1% from 16.3% due to changes in product mix driven primarily by higher equipment sales including sales from Effox as previously mentioned. For the first nine months of 2007, gross profit increased $13.0 million or 81.8% to $ 28.9 million compared to $15.9 million for the same period in 2006. Gross profit as a percent of sales increased by .3 percentage points to 17.2% from 16.9% in 2006. This increase was also due to the same changes in product mix as discussed for the three month period.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Selling and administrative expenses increased by $2.5 million or 59.5% to $6.7 million during the third quarter of 2007 from $4.2 million in the same period of 2006. The increase was due to additional selling and administrative expenses of $1.2 million from Effox, our latest acquisition, as well as increases in legal and professional fees of $.5 million including costs of $.3 million relating to our approaching accelerated filer status as of fiscal year end 2007 and additional Securities and Exchange Commission compliance requirements. Incentive compensation accruals and sales commissions relating to improved financial performance as well as increased selling and administrative wages of $.8 million also contributed to the increase. Selling and administrative expenses as a percent of sales decreased by .8 percentage points from 11.1% in the 2006 quarter to 10.3% in the 2007 quarter. Selling and administrative expenses increased by $6.6 million or 57.9% to $18.0 million during the first nine months of 2007 from $11.4 million in the same period of 2006. This nine month increase consisted of Effox expenses of $2.7 million, wages, commissions and incentive pay adding $2.5 million and increased professional fees adding $1.0 million. Selling and administrative expenses as a percent of sales decreased by 1.4 percentage points from 12.1% in the 2006 nine month period compared to 10.7% for the nine months ended September 30, 2007.

Depreciation and amortization increased slightly from $.3 million to $.4 million during the third quarter of 2007 and in the first nine months from $.9 million in 2006 to $1.1 million in 2007.

Operating income increased by approximately $2.4 million or 141.2% to $4.1 million in the third quarter of 2007 compared to operating income of $1.7 million during the same quarter of 2006. The impact of significantly increased revenues and slightly higher margins due to changing product mix in the third quarter, accompanied by related increases in selling and administrative expenses, were the primary factors for the increase in operating income. Operating income for the first nine months of 2007 increased by $6.3 million or 175.0% to $ 9.9 million compared to operating income of $3.6 million during the same period of 2006. This increase was also due to the impact of significantly increased revenues and slightly higher margins due to changing product mix in the nine month period, offset by related increases in selling and administrative expenses.

The Company had no other income in the third quarter of 2007 compared to other income of $409,000 in the third quarter of 2006. $432,000 of this third quarter 2006 income was the result of the exercise of 100,600 warrants issued in December 2001 less $23,000 of expense created by an increase in the Company’s stock price which increased the carrying value of the remaining warrants issued in December 2001. The Company had $9,000 of other income for the nine months ended September 30, 2007 compared to other income of $703,000 for the same period in 2006. $727,000 of this nine month 2006 income was the result of the exercise of 348,567 warrants issued in December 2001 less $64,000 of expense created by an increase in the Company’s stock price which increased the carrying value of the remaining unexercised warrants which were issued in December 2001.

Interest expense decreased by $.4 million to $.1 million from $.5 million during the third quarter of 2006. This decrease was due to lower outstanding loan balances on the Company’s credit facility resulting from the use of funds raised in our recent secondary offering to retire debt.

Interest expense increased by $.2 million to $1.8 million from $1.6 million during the first nine months of 2007. This increase was partially due to a non-cash charge of $.7 million to expense the remaining discount on the subordinated notes that were retired using the proceeds from our secondary stock offering in May 2007, offset by reduced interest charges of $.5 million due to lower outstanding balances on the Company’s credit facility.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Federal and state income tax provision was $1.7 million during the third quarter of 2007 compared to $.5 million during the third quarter of 2006. Federal and state income tax expense was $3.5 million for the first nine months of 2007 compared to a tax expense of $.9 million in 2006.

The federal and state income tax expense for the three months and nine months ended September 30, 2007 was 44% of income from operations before income taxes. Our effective income tax rate is affected by certain permanent timing differences including non-deductible interest expense and non-deductible compensation expense from the issuance of options and restricted stock. The federal and state income tax expense for the three months ended September 30, 2006 was 34% of income from operations before income taxes. This quarterly expense reflected an adjustment to increase the estimated effective tax rate from 27% to 31% for 2006, due to a higher estimated taxable income. Our effective income tax rate was affected by certain permanent differences including non-deductible interest expense and non-taxable income from the exercise of warrants.

Net income for the quarter ended September 30, 2007 was $2.2 million compared with net income of $1.1 million for the same period in 2006. Net income for the nine months ended September 30, 2007 was $4.5 million compared with a net income of $1.9 million for the same period in 2006. This increase in net income for the quarter and for the nine months ended September 30, 2007 was the result of the previously discussed factors.

Backlog

Our backlog consists of orders we have received for products and services we expect to ship and deliver within the next 12 months. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future.

Our backlog, as of September 30, 2007 was $94.4 million compared to $97.1 million as of December 31, 2006. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, available borrowings under our revolving credit facility and secondary equity offerings. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, capital expenditures, working capital and other general corporate requirements.

At September 30, 2007 and December 31, 2006, cash and cash equivalents totaled $ 732,000 and $445,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving credit facility.

Total bank debt as of September 30, 2007 was $0.8 million and $10.6 million at December 31, 2006. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2007 was $17.6 million.

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

We further amended the Bank Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., (“Effox”) was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million. Fees for this amendment amounted to $ 30,000 and are being amortized as deferred financing costs over the remaining life of the loan.

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.9 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.2 million with the remaining $6.0 million being applied to the revolving credit line and accrued interest.

On July 2, 2007, the agreement between Millworks Town Center (Purchaser), LLC and Kirk and Blum, an indirect wholly owned subsidiary of the Company, for the sale of the Cincinnati manufacturing and corporate office facilities expired.

Effective October 30, 2007, Kirk & Blum Manufacturing Company, an indirectly owned subsidiary of the Company, entered into an agreement with International Paper Company with respect to the purchase of an office and manufacturing facility located in Springdale, Ohio. The completion of the transaction is subject to a number of closing conditions, including the sale of the Company’s Cincinnati facility.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2007	2006
Total operating cash flow provided by (used in)	$5,010	$(3,273)
Net cash used in investing activities	(8,142)	(618)
Net cash provided by financing activities	3,419	3,919

Net increase	$287	$28

Cash provided by operating activities was $5.0 million in 2007 compared to cash used in 2006 of $3.3 million. Cash provided by operating activities for the first nine months of 2007 was the result of net income of $4.5 million plus non-cash charges for depreciation and amortization of $1.1 million and non-cash interest expense of $.9 million, an increase in accounts payable of $10.9 million and an increase in accrued income taxes of $.7 million offset by increases in accounts receivable of $6.9 million, an increase in costs and estimated earnings in excess of billings of $ 2.3 million, a decrease in billings in excess of cost and estimated earnings of $4.0 million and an increase in inventory of $0.8 million. Other changes in working capital items provided cash of $0.8 million . Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2007 and December 31, 2006 was $17.1 million and $14.5 million, respectively.

Net cash used in investing activities related to capital expenditures for property and equipment of $1.2 million compared with $.6 million for the same period in 2006 and new business acquisitions of $7.0 million for the first nine months of 2007 compared with $0 for 2006. If sales continue to increase in 2007, we anticipate increased capital spending. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

Financing activities provided cash of $3.4 million during the first nine months of 2007 compared with cash provided of $3.9 million during the same period of 2006. Approximately $14.1 million was provided by a secondary stock offering and an additional $4.7 million was provided by warrant proceeds received from selling stockholders. These proceeds were used to retire subordinated debt of $5.7 million and to reduce borrowings on our credit facility.

Forward-Looking Statements

This form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should,” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state, or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

CECO ENVIRONMENTAL CORP.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Restricted Stock Award Agreement of Phillip DeZwirek dated July 2, 2007

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: November 13, 2007