Form 10-K
period 2007-12-31
CECO ENVIRONMENTAL CORP
filed 2008-03-17
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2007): $105,720,422

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,900,452 shares of common stock, par value $0.01 per share, as of March 10, 2008.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2008 are incorporated by reference into Part III.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors”, which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

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

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, “K&B Duct”, “H.M. White”, “Effox”, “GMD Environmental”, and “FKI” to multiple end markets, a broad group of customers and for a wide range of applications.

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

•

Organized our marketing group CECO Energy Management Team (this is a marketing group that secures business for Kirk & Blum, H.M. White and kbd/Technic) in 2006 to assist customers in developing plant wide energy reduction strategies in addition to eliminating waste and raising the efficiency of ventilation systems.

•

Acquired the assets of Effox, Inc., a leading producer of damper and expansion joints, on February 28, 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Acquired the assets of GMD Environmental Technologies on October 31, 2007 to further expand our air pollution control capabilities to include Acid Gas Treatment, Hazardous Dust Conditioning and Off-Gas Cooling plus Solid Waste Recycling.

•

Acquired on February 29, 2008, the assets of Fisher-Klosterman, Inc., or FKI, which produces air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are the leading provider of complete turnkey solutions to the air pollution control and industrial ventilation industry and one of the largest and most diversified turnkey solutions providers in North America. The multibillion-dollar global air pollution control market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. Through the vertical integration of our family of companies we offer our customers a complete end-to-end solution from engineering and project management services to procurement and fabrication to construction and installation to aftermarket support and sale of consumables, which allows them to avoid dealing with multiple vendors when managing projects. We have serviced the environmental needs of the industrial workplace for over 100 years and we believe our extensive experience and expertise in providing a turnkey solution for the air pollution control and industrial ventilation industry further enhances our overall customer relationships and provides us a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by our strong customer relationships with blue chip customers. We believe that no single competitor has the resources to offer a similar portfolio of product and service capabilities. Our family of companies offers the depth of a large organization while our lean organizational structure keeps us close to our customers and markets, allowing us to offer fast responses to each unique situation.

Diversified End Markets and Customer Base. The diversity of our end markets and customer base provides us with multiple growth opportunities. As of December 31, 2007, we had a diversified customer base of more than 3,000 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, foundry, ethanol, power and metals companies, including General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., America Honda Motor Co., Inc., The Boeing Company, Corning Incorporated, Toyota North America, Inc., The Babcock & Wilcox Company and Alcoa, Inc. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular client. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of approximately 20 years of experience in the air pollution control and industrial ventilation industry. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 134 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complimentary product or service offerings into our family of companies. In February 2006, we integrated H.M. White, which provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. In February 2007, we acquired Effox, Inc., which has granted us access to the multi-billion dollar energy, power and utility markets. More recently, in October 2007, we acquired GMD Environmental which we believe will further expand our air pollution control capabilities in additional markets, particularly cupola emission control systems and gas treatment equipment. In February 2008, we acquired FKI, which we believe will give us expanded access to the petroleum and power industries and will give us a manufacturing presence in China. We believe that the breadth and diversity of our products and services and our ability to deliver a turnkey solution to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry. Our annual revenue has grown in each of the last four years and increased from $68.1 million in 2003 to $235.9 million in 2007, a compound annual growth rate of 36.4%. Over this same time frame our operating income has increased from $1.3 million to $12.6 million, a 74.3% compound annual growth rate, which we believe evidences the success of our horizontal and vertical integration strategy.

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

Expand Customer Base and Penetrate End Markets. We constantly look for opportunities to penetrate new customers, geographic locations and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the formation of a CECO Energy Management Team, or CEMT, the strategic integration of H.M. White, Inc., in February 2006, the strategic acquisition of Effox, Inc., or Effox, in February 2007, and the strategic acquisition of GMD Environmental in October 2007. CEMT ties together all of the pollution control specialties of the CECO family of companies and offers customers a complete plant-wide energy reduction strategy, which allows us to cross-sell our complete solution of products and services to both existing and new customers and create synergies between our many specialties. Our strategic integration of H.M. White provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. We believe that our strategic acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets and our strategic acquisition of GMD Environmental will allow us access to additional air pollution control markets, especially in foundries which are now under a new area source emissions rule as of December 2007. Our acquisition of FKI will, we believe, expand our access to the petroleum and power markets and also provides us with a manufacturing facility in China. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities both domestically and abroad, including international projects in China, Mexico and India.

Develop Innovative Solutions. We intend to continue to leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by taking into account projected demand for the product or service, price point and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near-term. Recent examples of our new product development include our development of the CECO Abatement Regenerative Thermal Oxidizer, which is used for ethanol emission applications and other industries.

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,000 active customers as of December 31, 2007, across a broad base of industries, including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, wood working, chemicals, tobacco, glass, automotive and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

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

Products and Services

We believe that we are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We now market these turnkey pollution control services through all our companies with Kirk & Blum providing project management. With a diversified base of more than 3,000 active customers, we provide services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, utilities, metal plating, woodworking, chemicals, glass, automotive, ethanol, pharmaceuticals, and chemicals. The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Contracting
	• Turnkey Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Fume collection • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

	• Turnkey Design, Build, Install: - Airhouses - Conveyors - Dust Collectors • Custom Sheet Metal Fabrication	• Automotive • Electronic • Metal Finishing	• Washing • Paint/Finishing Booths • Ovens • Process Ventilation • Dust Collection

Equipment
	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

	• Design, and manufacture: - Dampers - Expansion Joints • Aftermarket service	• Coal-Fired Power Plants • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

	• Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers

	• Turnkey Design, Build, Install: - Pulsejet Baghouses - Reverse Air Baghouses - Pulsejet Cartridge Filters - Oil Mist Filters	• Cement • Lime • Steel • Foundry	• Collection: - Dust - Dry Particulate Matter - Kiln Exhaust - Raw Mill Exhaust - Electric Furnace

	• Pulsejet Fabric Filters (Baghouses) • Shaker Dust Collectors • Cartridge Dust Collectors • Flue Gas Coolers • Exhaust (In-Line) Treatment Systems • Foundry Sand Reclamation Equipment	• Foundry • Steel • Cement • Secondary Aluminum	• Cupola Emission Control • Foundry Ventilation • Furnace Exhaust

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

•   Design, Manufacture and/or Install:

-   Industrial Cyclones

-   FCC Cyclones

-   Air Classifiers

-   Scrubbers

-   Venturi

-   Packed Bed

-   Multiple Purpose

•   Electrostatic Precipitators

-   New, Rebuilds, Conversions to Fabric Filtration and/or Parts and Service

•   Medial Filtration:

-   Baghouse Fabric Filters

-   Cartridge Collectors

•   Pneumatic Conveying and Industrial Ventilation

• Refiners • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•   Air Pollution Control

•   Product Recovery and Capture

•   Petroleum Refining

•   Catalyst Recovery

•   Manufactured Sand

•   Protection of Downstream Process and Pollution Control Equipment

•   Flyash Beneficiation

Components/Parts
Kirk & Blum Parts	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

	• Clamp-Together Componentized Ducting Systems	• Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments - Dust Particles - Fumes - Oil Mist

Engineering/Design
	• Air Flow and Contaminant Engineering and Design • Ventilation System Testing and Balancing • Emission Testing for Regulatory Compliance	• Automotive • Food • Furniture • Glass • Metals • Plastics • Smelters	• Emission Testing and Compliance • Systems Analysis • Industrial Ventilation: - Engineering - Design

	• Eliminates Waste • Ventilation System Efficiencies • Reducing Energy Expenses	• Automotive • Electronic • Foundry • Steel	• Energy Waste • Exhaust System Inefficiency • Ventilation System Energy Expense

Contracting

Our contracting business unit is comprised of our Kirk & Blum division and H.M. White. Under the Kirk & Blum trade name we have four principal lines of business. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with eight strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Honda Motor Co., Inc., Toyota Motor North America, Inc., The Boeing Company, Lafarge, Corning Incorporated, RR Donnelley, and Alcoa Inc. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets. We have completed several major contracts in Mexico and are currently executing large projects in China.

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

Equipment

Our equipment business unit is comprised of CECO Filters, Busch International, CECO Abatement, CECOaire, Effox, GMD and FKI. We added the CECO Abatement Systems division in 2001 to extend our penetration into the thermal oxidation market. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

We acquired the damper and expansion joint assets of Effox in Cincinnati, Ohio on February 28, 2007, to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification.

We acquired the assets of GMD Environmental Technologies on October 31, 2007, to further expand our air pollution control capabilities to include Shaker Dust Collectors, Cupola Emission Control Systems, Flue Gas Coolers, Thermal Sand Reclaimers, and totally enclosed systems for the treatment of heavy metals, acid gases, volatile organic compounds, dioxins and furans.

In February 2008, we acquired the assets of FKI, to further expand our access to the petrochemical, petroleum and power markets. FKI produces cyclones, classifiers, electrostatic precipitator parts and service, air filtration equipment and scrubbers.

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

We design and build air handling equipment and systems for filtering, cooling, heating, and capture of emissions in the metal industries under the Busch International name. Our fume exhaust systems with EPA recognized hood designs provide high efficiency control of oil mist and fumes, removing liquid particles and vapor phase emissions from rolling mill, machining, and other oil mist generating processes. We also provide systems for corrosion protection, fugitive emissions control, evaporative cooling, and other ventilation and air handling applications. We also market a strip cooler under the JET*STAR name that is designed to cool heavy gauge strip with thick coatings even at high strip speeds. This equipment is globally marketed to the steel and aluminum industries. We recently obtained a contract in China for such equipment for $3.5 million.

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

Engineering/Design

Our engineering and design services are marketed under the kbd/Technic trade name to provide engineering services directly to customers. We routinely conduct stack tests for compliance demonstrations and provide customers with engineering evaluations of process or pollution control equipment. Our testing capabilities include the measurement of particulate emissions and particle size distribution including PM-10, sulfur oxides, nitrogen oxides, volatile organic compounds (VOCs), metals, and acid gases. Our industrial ventilation system designs enable reduced construction, operating, and maintenance costs by optimizing airflow. Representative customers include General Motors Corporation, Ford Motor Company, Toyota Motor North America, Inc., The Quaker Oats Company, Nissan Motor Co., Ltd. and Honda Motor Co., Inc.

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

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products, which are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2007, 2006, and 2005, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

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

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2007, other than General Motors Corporation, with whom we had one contract for $50.0 million and several other contracts which when aggregated, comprised 26% of our consolidated revenues for 2007. However, we do not believe that the loss of any of our customers would have a material adverse effect on us and our subsidiaries, taken as a whole.

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

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of uncompleted signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. The Company’s customers may have the right to cancel a given order, although historically cancellations have been very rare. Backlog was approximately $85.5 million and $97.1 million at the end of the fiscal years 2007 and 2006, respectively. Substantially all 2006 backlog was completed in 2007. Approximately 90% of the 2007 backlog is expected to be completed in 2008. Backlog is not defined by generally accepted accounting principals and our methodology for calculating backlog may not be consistent with methodology used by other companies. The addition of FKI in February 2008 brings an additional backlog which was approximately $12.0 million at December 31, 2007.

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

Government Regulations

We believe our operations are in material compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations will not have a material adverse effect on our operations. Given the nature of our business, such changes create opportunity.

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

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. In 1997, we purchased, among other assets, three patents from Busch Co. that relate to the JET*STAR systems. JET*STAR systems constituted $487,000 of revenues in 2007. We hold a US patent for our N-SERT® and X-SERT® prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system.

Financial Information about Geographic Areas

For 2007, 2006 and 2005, sales to customers outside the United States, including export sales, accounted for approximately 9%, 5% and 3%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March of 2008 we acquired Fisher-Klosterman, Inc. which leases a 40,000 square foot facility in Shanghai, China.

Employees

We had 699 full-time employees and 2 part-time employees as of December 31, 2007. The facilities acquired with the acquisition of Kirk & Blum and H.M. White are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 406 employees are represented by international or independent labor unions under various union contracts that expire from April 2008 to June 2010.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 1, 2008. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2008.

Name	Age	Position with CECO
Phillip DeZwirek	70	Chief Executive Officer; Chairman of the Board of Directors
Richard J. Blum	61	President; Director
Dennis W. Blazer	60	Vice President-Finance and Administration; Chief Financial Officer; Assistant Secretary
David D. Blum	52	Senior Vice President; President of Kirk & Blum; Assistant Secretary
Jason DeZwirek	37	Secretary; Director

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also serves as a member of the boards of directors of the Company’s subsidiaries. In addition to serving as our Chief Executive Officer, Chairman and Treasurer, Mr. DeZwirek’s principal occupations during the past five years have been serving as President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Green Diamond”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Electronics Group, Corp. (since May 2002) and a director and the Chairman of its parent, API Nanotronics Corp. (since November 2006), a publicly traded company (OTCBB:APIO) engaged in the manufacture of electronic components and systems for the defense and communications industries. Mr. DeZwirek is also involved in private investment activities. Mr. DeZwirek is the father of Mr. Jason DeZwirek.

Richard J. Blum became the President and a director of the Company on July 1, 2000 and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director of

The Kirk & Blum Manufacturing Company (“Kirk & Blum”) since February 28, 1975. Mr. Blum also serves as Chief Executive Officer of the Company’s subsidiaries Effox, Inc. and GMD Environmental Technologies, Inc., and serves on the boards of directors of the Company’s subsidiaries. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provided steam energy to various companies, including CECO. Mr. Richard Blum is the brother of Mr. David Blum.

Dennis W. Blazer became the Chief Financial Officer and the Vice President-Finance and Administration of the Company on December 13, 2004. From 2003 to 2004, Mr. Blazer served as a financial consultant to GTECH Corporation, a leading global information technology corporation. From 1998 to 2003, he served as the Chief Financial Officer of Interlott Technologies, Inc., which stock traded on the American Stock Exchange and which was a worldwide provider of vending technologies for the lottery industry prior to its acquisition by GTECH Corporation in 2003. From 1973 to 1998, Mr. Blazer also served in varying capacities leading up to the position of Vice President of Finance and Administration for The Plastic Moldings Corporation, a custom manufacturer of precision molded plastic components. Mr. Blazer is a Certified Public Accountant.

David D. Blum became the Senior Vice President-Sales and Marketing and an Assistant Secretary of the Company on July 1, 2000 and the President of Kirk & Blum on November 12, 2002. Mr. Blum served as Vice President of Kirk & Blum from 1997 to 2000 and was Vice President-Division Manager Louisville at Kirk & Blum from 1984 to 1997. Mr. David Blum is the brother of Mr. Richard Blum.

Jason DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. He also serves as a member of the boards of directors of the Company’s subsidiaries. Mr. DeZwirek’s principal occupation since October 1999 has been as an officer and director of Kaboose Inc., an online media company servicing the children and family markets that trades on the Toronto Stock Exchange (TSX:KAB). Mr. DeZwirek currently serves as Chairman and Chief Executive Officer of Kaboose Inc. Mr. DeZwirek also is a director and the Secretary of API Nanotronics Corp. (OTCBB:APIO), a publicly traded company engaged in the manufacture of electronic components and systems for the defense and communications industries.

Available Information

Our Internet website is www.cecoenviro.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission (“SEC”). You can also obtain these reports, free of charge, by contacting Investor Relations, CECO Environmental, 3120 Forrer Street, Cincinnati, Ohio 45209, Phone: 1-800-606-2326. You can also obtain these reports and other information, free of charge, at the SEC’s Internet website at www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

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

The majority of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

Our annual revenue has grown in each of the last four years increasing from $69.4 million in 2004 to $235.9 million in 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our accounting systems and other operational, administrative and financial resources. For example, we are in the process of upgrading our accounting and operational computer software systems. In addition, we will be expanding and otherwise improving our internal systems, including our other management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. We may also need to hire additional staff. This effort has required, and if it continues, will continue to require, us to make significant capital expenditures and incur significant expenses. These efforts may also divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate accounting, financial and business controls;

•	implementing new or updated information, accounting and financial systems, and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

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

As of March 1, 2008, the aggregate amount of our outstanding indebtedness under our credit facility with Fifth Third Bank (the “Bank Facility”) and subordinated debt was approximately $16.3 million, which includes an additional $15.0 million to finance the FKI acquisition. Our outstanding indebtedness could have important consequences for you, including the following:

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

Our backlog has decreased from approximately $97.1 million at December 31, 2006 to approximately $85.5 million at December 31, 2007. This decrease does not include backlog attributable to the recently acquired FKI assets of approximately $12.0 million at December 31, 2007. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Although we reported net income of $6.3 and $3.1 million for the years ended December 31, 2007 and December 31, 2006, respectively, we have incurred net losses for each prior fiscal year since 1999. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

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

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year long project there is more time for the customer to have some business downturn causing him to cancel than there is in a three-month project.

Our gross margins are affected by shifts in our product mix.

Certain of our products have higher gross profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins. For example, in the fourth quarter of 2007, we experienced a decrease in gross margin as a percent of net sales due to a change in product mix and a large automotive contract with a lower gross margin. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross margins. In addition, contracts with a higher percentage of subcontracted work or equipment purchases may result in lower gross profit margins.

If our goodwill or intangibles becomes impaired, we may be required to recognize charges that would reduce our net income or increase our net loss.

As of December 31, 2007, goodwill and intangibles represented approximately $18.3 million, or 19.1% of our total assets. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. While, to date, no impairment write-downs have been necessary, any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials comprise the largest component of our costs, representing over 68% of the costs of our net sales in fiscal 2007. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial markets. Demand in these markets fluctuates in response to overall economic conditions, although the replacement nature of our products helps mitigate the effects of these changes. Economic downturns in the markets we serve may result in reductions in sales and pricing of our products and services, which could reduce future earnings and cash flow.

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2007, as evidenced by the material weaknesses that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal controls.

Our management reported material weaknesses in our internal control over financial reporting at the end of 2007. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately. See “Management’s Annual Report on Internal Control Over Financial Reporting.”

Although we have commenced plans to remediate the material weaknesses and will continue to execute plans to remediate the material weaknesses reported as of December 31, 2007, there can be no assurance as to when the remediation plans will be fully implemented, nor can there be any assurance that additional material weaknesses will not be identified in the future. We have additional work remaining to remediate our material weaknesses in internal control over financial reporting. Until our remediation efforts are completed, we will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

In addition, our report on internal controls over financial reporting for the fiscal year ended December 31, 2007 did not include an assessment of the internal controls of Effox Inc. or GMD Environmental Technologies, Inc. We are not required to include Effox or GMD Environmental Technologies, Inc., in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 31, 2008. Unanticipated factors may hinder the effectiveness or delay the integration of our combined internal control systems post-acquisition. In addition, we acquired the assets of Fisher –Klosterman, Inc. in February 2008. We cannot be certain as to whether we will be able to establish an effective, unified system of internal controls over financial reporting in a timely manner, or at all.

Failure to maintain adequate internal controls could adversely affect our business.

Commencing with the fiscal year ended 2007, under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our annual reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and an attestation of our independent auditors. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

In connection with management’s review of our disclosure controls and procedures as of December 31, 2007, management concluded that our controls and procedures are not effective as of the end of such period, in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting pertaining to (i) segregation of duties, (ii) information technology applications and infrastructure, (iii) entity level controls and (iv) financial close and reporting process.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant. The material weaknesses in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with the Section 404 requirements, each of which could negatively impact our business, profitability and financial condition.

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

In 2007, approximately 9% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

As of February 29, 2008, 390 of our 683 employees are represented by international or independent labor unions under various union contracts that expire from April 2008 to June 2010. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Risks Related to Our Common Stock

Our executive officers and directors are able to exercise significant influence over CECO, and their interests may conflict with those of our other stockholders.

As of March 10, 2008, our executive officers and directors beneficially own approximately 24% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We have engaged in the past, and continue to engage, in related party transactions and such transactions present possible conflicts of interest.

We have engaged in the past, and continue to engage, in several related party transactions, including management consulting services, and office space and other expenses related to our Toronto office. All such transactions were approved by the Audit Committee of our Board of Directors, which believed that the transactions were in our best interest. Transactions of this nature present the possibility of a conflict of interest whereby the other party may advance its economic or business interests or objectives that may conflict with or be contrary to our best interests. Any such conflict could have a material adverse effect on our financial conditions and results of operations.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of March 10, 2008, we had 14,900,452 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended February 28, 2008 was approximately 91,360 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended February 28, 2008, the sale prices of our common stock on The Nasdaq Global Market has ranged from a low of $7.77 to a high of $18.14 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological advances by us or our competitors;

•	current events affecting the political and economic environment in the United States;

•	conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;

•	litigation involving or affecting us;

•	changes in financial estimates by us or by any securities analysts who might cover our stock; and

•	additions or departures of our key personnel.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2007, 140,208 shares of stock or restricted stock have been issued under the 2007 Plan. We had outstanding options to purchase 330,105 shares of our common stock as of December 31, 2007 under our 1997 Stock Option Plan. The shares under both plans are registered for resale on currently effective registration statements. We also have additional outstanding options and warrants to purchase 750,500 shares, which were not issued under either of the plans, as of December 31, 2007. Green Diamond, an affiliate of Phillip DeZwirek and Jason DeZwirek, owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or warrants, or the availability for sale, or resale, of a substantial number of the shares of common stock under registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration	Type
Cincinnati, Ohio	96,400	$411,700	November 2011	Mfg.
Columbia, Tennessee	34,800	$127,000	August 2010	Mfg.
Greensboro, North Carolina	30,000	$122,400	August 2011	Mfg.
Detroit, Michigan	38,590	$116,000	April 2009	Mfg.
Defiance, Ohio	10,000	$36,000	October 2012	Mfg.
Pittsburgh, Pennsylvania	4,000	$55,000	May 2011	Sales
Chicago, Illinois	1,250	$21,200	January 2009	Sales
Conshohocken, Pennsylvania	30,000	$198,300	April 2011	Mfg.
Canton Mississippi	20,100	$35,900	July 2010	Mfg.
Chenai, India	6,600	$20,800	July, 2008	Mfg.
Greenville, South Carolina	500	$5,600	August 2010	Sales
Fort Worth, Texas	19,325	$61,740	October 2013	Mfg.
Louisville, Kentucky	61,095	$98,700	March 2013	Mfg.
Shanghai, China	40,000	$225,000	February 2010	Mfg.

It is anticipated that all leases coming due in the near future will be renewed at expiration.

All properties owned are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

In 2007, we increased our leased space by 129,575 square feet and in February 2008, we further increased our leased space by 101,000 feet through the acquisition of FKI, which leases properties in Louisville, Kentucky and Shanghai, China. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of the shareholders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CECE.” The following table sets forth the high and low common stock sales prices as reported by the NASDAQ Global Market or the NASDAQ SmallCap Market during the periods indicated.

2006	High	Low	2007	High	Low
1st Quarter	10.00	5.61	1st Quarter	18.14	9.50
2nd Quarter	12.93	6.78	2nd Quarter	15.08	10.90
3rd Quarter	10.96	6.95	3rd Quarter	16.25	10.59
4th Quarter	11.18	7.60	4th Quarter	16.29	9.60

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2008 was 226, although there is a larger number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to various loan documents which prevent us from paying any dividends.

Recent Sales of Unregistered Securities

Not Applicable.

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

The line graph below compares the annual percentage change in CECO’s cumulative total shareholder return on its Common Stock with the cumulative total return of the Russell 2000 Stock Index (a broad-based market index) and the Dow Jones Waste and Disposal Services Index for the five-year period ending December 28, 2007. The graph and table assumes $100 invested on January 1, 2003 in CECO’s Common Stock, the Russell 2000 Stock Index and the Dow Jones Waste and Disposal Services Index and that all dividends were reinvested. The Dow Jones Waste and Disposal Services Index total return is weighted by market capitalization.

	Fiscal Year Ending
Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
Ceco Environmental Corp.	100.00	89.19	185.95	310.27	484.86	593.51
DJ Waste & Disposal Services	100.00	132.96	137.54	145.87	179.24	187.44
Russell 2000 Index	100.00	145.37	170.81	176.48	206.61	196.40

Item 6.    Selected Financial Data

The following table sets forth our selected financial information. The financial information for the years ended December 31, 2007, 2006 and 2005 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information for the year ended December 31, 2004 and as of December 31, 2003 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amount)
Statement of operations information:
Net sales[2]	$235,953	$135,359	$81,521	$69,366	$68,159
Gross profit, excluding depreciation and amortization[2]	40,405	24,098	17,000	13,095	13,011
Depreciation and amortization[2]	1,623	1,229	1,167	1,254	1,245
Operating income[2]	12,634	6,047	3,525	1,185	1,364
Net income (loss)[2]	6,305	3,094	(435)	(928)	(667)
Basic net income (loss) per share[1] [2]	.47	.27	(.04)	(.09)	(.07)
Diluted net income (loss) per share[2]	.45	.24	(.04)	(.09)	(.07)
Weighted average shares outstanding (in thousands)[3]
Basic	13,457	11,260	9,993	9,993	9,852
Diluted	14,042	12,890	9,993	9,993	9,852

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance sheet information:
Working capital[2]	$21,220	$14,311	$3,602	$1,910	$3,709
Total assets[2]	96,535	63,188	42,900	43,441	41,154
Short-term debt	278	620	1,568	4,188	2,094
Long-term debt	4,429	15,714	12,847	11,894	13,388
Stockholders equity[2]	40,926	14,923	6,783	7,249	8,030

[1]	Basic earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.
[2]	Selected financial data for 2007 includes the results of Effox, Inc. which was acquired on March 1, 2007 and GMD, Inc. which was acquired on October 31, 2007.
[3]	Includes an additional 3,115,525 shares issued in a secondary offering in May 2007

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, and “H.M. White” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

Our return to profitability in 2006 and 2007 after several years of losses is directly related to an increase in the level of pollution control capital expenditures which is being driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our independence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal.

We continue to focus on increasing revenues and profitability. Our operating strategy involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, CECOaire, K&B Duct, CECO Filters, India, H.M. White, CECO Energy Management, Effox, and GMD. We also recently acquired FKI as part of such strategy. At the same time, we have been able to consolidate these new entities into our existing corporate structure without increasing costs proportionally.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Favorable conditions in the economy generally lead to plant expansions and construction of new industrial sites. Economic expansion provides us with the potential to increase and accelerate levels of growth. However, as we have seen in the past three years, in a weak economy customers tend to lengthen the time between inquiry and order or may defer purchases.

Operations Overview

Our contracts are obtained either through competitive bidding or as a result of negotiations with our customers. Contract terms offered by us are generally dependent on the complexity and risk of the project as well as the resources that will be required to complete the project. For example, a contract that can be performed primarily by subcontractors and that does not require us to use our fabrication and assembly facilities can be quoted at a lower gross margin than a more typical contract that will require additional factory overhead and administrative expenses. Our focus is on increasing our operating margins as well as our gross margin percentage which translates into higher net income. Our sales typically peak in the fourth quarter due to a tendency of customers to want to fully utilize annual capital budgets and due to the fact that many industrial facilities shut down for the holiday season and that creates demand for maintenance and renovation work that can be done at no other time.

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

Cost of sales include approximately 68% material and 15% labor, plus subcontracting costs and factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including SG&A and factory overhead.

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

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 reflect our operations consolidated with the operations of our subsidiaries.

2007 vs. 2006

	For the year ended December 31,
($’s in millions)	2007	2006
Sales	$235.9	$135.4
Cost of sales	195.5	111.3

Gross profit (excluding depreciation and amortization)	$40.4	$24.1
Percent of sales	17.1%	17.8%
Selling and administrative expenses	$26.1	$16.8
Percent of sales	11.1%	12.4%
Operating income	$12.6	$6.0
Percent of sales	5.4%	4.5%

Consolidated sales in 2007 were $235.9 million, an increase of $100.5 million or 74.3% compared to 2006. This increase was primarily due to increased demand for our products and services created by the fundamental strength of many industrial sectors including ethanol production, steel production, coal fired power plant construction and automotive related sectors. This increase also included $27.5 million in new equipment sales revenues attributed to the addition of Effox, Inc. which was acquired in 2007 and $48.1 million in contracting revenues from a large automotive project at H.M. White, Inc. Additional demand for our products and services was created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards (“MACT”) and OSHA established Threshold Limit Values (“TLV”), as well as existing pollution control and energy legislation.

Orders booked in 2007 were $199.7 million plus acquired backlog from Effox and GMD of $24.6 million for a total of $224.3 million compared with $203.6 million in 2006. The increase in bookings was due primarily to our access to new markets provided by the addition of Effox and GMD Environmental. We continue to experience an active level of customer inquiry and quoting activities.

Gross profit excluding depreciation and amortization increased by 67.7% or $16.3 million to $40.4 million in 2007 compared with $24.1 million in 2006. Gross profit, as a percentage of sales, was 17.1% in 2007 compared to 17.8% in 2006. The decrease in the gross profit percentage of .7% was due primarily to changes in product mix and lower margins on a large automotive project.

Selling and administrative expenses, as a percentage of revenues decreased from 12.4% in 2006 to 11.1% in 2007. This decrease in percentage is the result of leveraging the primarily fixed selling and administrative expenses with increased revenues from growth and acquisitions. Selling and administrative expenses increased by $9.3 million to $26.1 million in 2007. This increase was due primarily to the addition of $4.4 million of Effox selling and administrative expenses, additional H.M. White selling and administrative expenses of $1.0 million relating to a full year in 2007 compared to eight months in 2006, increases in commissions and incentive compensation expenses of $750,000 relating to superior financial performance, increased selling and administrative wages of $2.2 million and costs of approximately $575,000 related to auditors and outside consultants’ review of internal controls for compliance with Sarbanes-Oxley.

Depreciation and amortization increased $400,000 to $1.6 million. This was due primarily to an increase in capital expenditures.

Operating income was $12.6 million in 2007 and $6.0 million in 2006. This 109% increase in operating income resulted from the various factors previously mentioned.

Other income for the year ended December 31, 2007 was $10,000 compared with other income of $812,000 during the same period in 2006. This 2006 income was primarily due to the valuation of warrants which were all exercised in 2006.

Interest expense remained constant at $2.0 million in 2007 compared to $2.0 million for the same period of 2006. This was due to lower subordinated debt outstanding during the year and lower interest rates on the Bank Facility increased by a non-cash charge of $740,000 to expense the remaining discount on subordinated notes that were retired using the proceeds from our secondary stock offering in May 2007.

Federal and state income tax provision was $4.4 million during 2007 compared with a tax provision of $1.8 million for the same period in 2006. The effective income tax rate for 2007 was 41% compared with 36% for the same period of 2006. The effective tax rate during 2007 was affected by certain permanent differences including the non-deductible, non-cash interest expense from retirement of subordinated debt.

Net income was $6.3 million in 2007 compared to a net income of $3.1 million in 2006.

Inflation and changing prices did not have a material effect on our revenues and income from operations.

2006 vs. 2005

	For the year ended December 31,
($’s in millions)	2006	2005
Sales	$135.4	$81.5
Cost of sales	111.3	64.5

Gross profit (excluding depreciation and amortization)	24.1	$17.0
Percent of sales	17.8%	20.9%

Selling and administrative expenses	$16.8	$12.3
Percent of sales	12.4%	15.1%

Operating income	$6.0	$3.5
Percent of sales	4.5%	4.3%

Consolidated sales in 2006 were $135.4 million, an increase of $53.8 million or 66% compared to 2005. This increase was primarily due to increased demand for our products and services created by the fundamental strength of many industrial sectors including ethanol production, steel production and automotive related sectors. This increase also included $12 million in new contracting sales revenues attributed to the addition of H.M. White, Inc. in 2006. Additional demand for our products and services was created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards (“MACT”) and OHSA established Threshold Limit Values (“TLV”), as well as existing pollution control and energy legislation.

Orders booked in 2006 were $203.6 million compared with $89.6 million in 2005. The increase in bookings was due to a continuing strengthening in the economy throughout the year and access to new markets provided by the addition of H.M. White and CECO Energy Management.

Gross profit excluding depreciation and amortization increased by 41.8% or $7.1 million to $24.1 million in 2006 compared with $17.0 million in 2005. Gross profit, as a percentage of sales, was 17.8% in 2006 compared to 20.9% in 2005. The decrease in the gross profit percentage of 3.1% was due primarily to changes in product mix which reduced gross profit by 2.4% and a loss on one completed underperforming large project which reduced gross profit by 0.7%.

Selling and administrative expenses increased by $4.5 million to $16.8 million in 2006. Selling and administrative expenses, as a percentage of revenues for 2006 and 2005 were 12.4% and 15.1% respectively. This increase was due to the addition of $1.2 million of H.M. White selling and administrative expenses, increases in commissions and incentive compensation expenses relating to improved financial performance of $2.2 million, and increased selling and administrative wages of $1.1 million.

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

Liquidity and Capital Resources

Financing

At December 31, 2007 and December 31, 2006, cash and cash equivalents totaled $656,000 and $445,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

In May 2007, all the outstanding subordinated debt of $5.7 million and all the outstanding term notes of $7.5 million were retired using the proceeds from a secondary offering as described in Note 10. The remaining $5.6 million was applied to the revolving credit line and accrued interest.

Total bank and related debt as of December 31, 2007 was $4.7 million as compared to $10.6 million at December 31, 2006, a decrease of $5.9 million due to lower net borrowings under the Bank Facility. The cash that we borrowed was used for operating activities. Unused credit availability under the revolving line of credit of the Bank Facility at December 31, 2007 was $14.8 million.

The $5 million subordinated debt that was provided to us in connection with the Kirk & Blum transaction in December 1999 included investments of $4 million by Green Diamond, $500,000 by ICS Trustee Services, Ltd. and $500,000 by Harvey Sandler. On May 30, 2006, CECO entered into a letter agreement with Fifth Third Bank, CECO’s lender, permitting CECO to pay accrued interest and unpaid interest on, and the entire unpaid principal balance of, all of the indebtedness and other obligations owing by CECO to each of ICS Trustee

Services Ltd. and Harvey Sandler. On May 31, 2006, CECO repaid in full the ICS and Sandler Subordinated Debt using proceeds from the exercise of warrants of approximately $893,000 and advances under Fifth Third Bank loan proceeds in the aggregate approximate amount of $167,000.

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

On December 28, 2006, we and Green Diamond further amended the subordinated notes to extend the maturity date under both notes from April 1, 2007 to July 1, 2008, which was later amended to January 31, 2010 on March 27, 2007. In consideration for the extension granted in December 2006, the interest rate under the $1.3 million subordinated note was increased from 6% to 12%. As additional consideration for such extension, the Company issued warrants for 250,000 shares of common stock at an exercise price of $9.07 per share to Green Diamond on December 28, 2006. These warrants did not impact earnings in 2006. The $842,000 valuation was recorded as a reduction in the principal balance of subordinated notes and will be amortized over the remaining maturity of the notes. Green Diamond is an affiliate of Philip DeZwirek and Jason DeZwirek, both of whom are executive officers and directors of CECO. The notes and the warrants were approved by the Audit Committee, which consists solely of independent directors under NASDAQ rules.

In May 2007, all the outstanding subordinated debt of $5.7 million and all the outstanding term notes of $7.5 million were retired using the proceeds from a secondary offering as described in Note 10. The remaining $5.6 million was applied to the revolving credit line and accrued interest.

In connection with the acquisition of Fisher-Klosterman, Inc. our Bank Facility was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consists of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the two term notes of LIBOR plus 2.25%. Fees paid in connection with this amendment were $20,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2007	2006	2005
Total operating cash flow	$3,958	$(4,281)	$2,586

Purchases of property and equipment	(1,692)	(898)	(661)
Net cash paid for acquisitions	(9,955)	—	—

Net cash used in investing activities	(11,647)	(898)	(661)

Proceeds from issuance of common stock, options and exercise of warrants	18,996	3,362	—
Excess income tax benefit from share based compensation	531	131	—
Net bank (repayment) borrowing	(5,884)	3,809	(1,954)
Repayment of subordinated notes	(5,743)	(1,988)	—

Net cash provided by (used in) financing activities	7,900	5,314	(1,954)

Net increase (decrease)	$211	$135	$(29)

In 2007 $4.0 million was provided by operating activities compared to $4.3 million used by operating activities in 2006. The increase in cash provided was due primarily to significant increases in net income related to our increased level of sales as well as reduced working capital requirements resulting in part from paying sub-contractors after payment from our customers on larger projects. The major working capital accounts that provided cash were accounts payable which increased $14.7 million and accrued income taxes which increased $583,000. Cash was used by increases in accounts receivable of $15.0 million, billings in excess of costs and estimated earnings of $3.9 million and inventories of $547,000. Net income included non cash interest expense from the retirement of subordinated debt in the amount of $887,000 and non cash expenses for depreciation and amortization of $1.6 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2007 was $20.8 million as compared to $14.5 million at December 31, 2006. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will decrease somewhat as our operating income continues to increase and we begin collecting higher levels of cash from our increased level of sales reflected in accounts receivable.

$4.2 million was used by operating activities in 2006 compared to $2.6 million provided by operating activities in 2005. The decrease in cash provided was due primarily to significant increases in working capital requirements related to our increased level of sales. The major working capital accounts that used cash were accounts receivable which increased $13.8 million, costs and estimated earnings in excess of billings on uncompleted contracts which increased $6.1 million and inventory which increased $774,000. Cash was provided by increases in accounts payable of $5.9 million, billings in excess of costs and estimated earnings of $5.8 million and accrued taxes of $284,000. Net income included non cash income from the exercise of detachable stock warrants in the amount of $842,000 and non cash expenses for depreciation and amortization of $1.2 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2006 was $14.9 million as compared to $4.9 million at December 31, 2005.

In 2007 net cash used in investing activities related to acquisitions was $10.0 million compared to $0 in 2006 and the capital expenditures for property and equipment were $1.7 million compared with $898,000 for the same period in 2006. We are managing our capital expenditures by evaluating the needs of our divisions to provide the necessary equipment needed to take advantage of the current increased level of sales. Additional capital expenditures may be incurred related to the replacement facilities subject to the successful completion of the sale of our Cincinnati property.

Financing activities provided cash of $7.9 million during 2007 compared with cash provided of $5.3 million during the same period of 2006. Current year financing activities included proceeds from a secondary stock offering of $14.1 million and proceeds from the exercise of warrants and options of $4.7 million. These proceeds were used to pay off all the subordinated debt of $5.7 million, all the term debt of $2.5 million and net repayments of $3.4 million on our revolving line of credit.

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

Our backlog has decreased from $97.1 million in 2006 to $85.5 million in 2007 (which amount does not include backlog attributable to the acquisition of the Fisher-Klosterman assets of approximately $12.0 million), and the Company believes that the amount available under the revolving line of credit of the Bank Facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. We cannot assure you that we will be able to sell any of these properties. A more stable cost structure will be beneficial in future periods as revenues increase and costs do not increase proportionately. We also have access to additional financing by increasing the amount of our subordinated debt obtained through related parties or by accessing the public equity markets. We cannot assure you that such additional financing will be available on commercially acceptable terms, if at all.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to various loan documents which prevent us from paying any dividends.

Equity

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.8 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.5 million with the remaining $5.6 million being applied to the revolving credit line and accrued interest.

Debt Covenants

The Bank Facility was amended on February 28, 2007 and February 29, 2008. Terms of the Bank Facility, as amended, include financial covenants which require compliance including at December 31, 2007 and each quarter through December 31, 2010. The revised covenants increase the maximum capital expenditures financial covenant commencing with fiscal year 2008, and each year thereafter during the term of the Bank Facility from $2,000,000 to $2,500,000. The minimum Fixed Charge Coverage Ratio remains constant at 1.25 to 1.0 for each quarter during the term of the Bank Facility and the maximum funded debt to EBITDA covenant remains at 3.2 to 1.

In the future, if we cannot comply with the terms of the Bank Facility agreements it will be necessary for us obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2007, cash payments for these benefits are expected to be in the range of $650,000-$750,000 in each of the next 5 years. Based on current assumptions, estimated contributions of

$615,000 may be required in 2008 for the pension plan and $47,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of December 31, 2007 (in thousands of dollars).

	Total	1 year or less	2-3 years	4-5 years	> 5 years
Long-term debt obligations (a)	$4,429	$0	$4,429	$0	$0
Estimated interest payments	442	221	221	—	—
Estimated pension funding	6,150	615	1,230	1,230	3,075
Operating lease obligations (b)	4,555	1,344	2,354	857	0
Purchase obligations (c)	19,643	19,643	—	—	—

	$35,219	$21,823	$8,234	$2,087	$3,075

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	Primarily as described in Note 13 to the Consolidated Financial Statements.
(c)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

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

Contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and other overhead expenses. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $167,000, $79,000 and $6,000 at December 31, 2007, 2006 and 2005, respectively.

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete an annual impairment test. We have determined that we have a single reporting unit, as defined in SFAS No. 142, within our Company. We completed our impairment test during 2007 as required by this accounting standard and have not recognized an impairment charge related to the adoption of this accounting standard. The impairment test requires us to forecast our future cash flows, which requires significant judgment. As of December 31, 2007, we have $14.8 million of goodwill, $1.5 million of intangible assets—finite life, $2.1 million of indefinite life intangible assets, and $9.3 million of property, plant, and equipment recorded on the consolidated balance sheets.

In performing the tests for impairment, we made assumptions about future sales and profitability that required significant judgment. In estimating expected future cash flows for the 2007 test, we used internal forecasts that were based upon actual results assuming flat to slightly increasing revenue and modest cost and gross margin improvement. The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed. If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2007, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $191,000 and the annual pension expense by less than $20,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $12,000.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the twelve months ended December 31, 2007 was $741,000 lower and net income was $444,600 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the twelve months ended December 31, 2007 and December 31, 2006 would have been increased from $.47 to $.50 and $.45 to $.48 respectively if the Company had not adopted SFAS No. 123(R). See further discussion in Note 11.

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

Backlog

Our backlog consists of orders we have received for products and services. Our backlog, as of December 31, 2007 was $85.5 million compared to $97.1 million as of December 31, 2006. In addition, the backlog attributable to the Fisher-Klosterman assets was approximately $12 million. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Standards

New Financial Accounting Pronouncement Adopted

FIN 48—In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 included recognition of a liability for unrecognized tax obligations of $653,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest, if any, related to unrecognized tax obligations as a tax provision expense. Actual results may differ substantially from our estimates. Additional details about the adoption of FIN 48 are provided in Note 14.

SFAS 157—In September 2006 the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, the FASB delayed the effective date one year for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis (at least annually). Examples of non financial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets, and long-lived assets measured at fair value for impairment testing. The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position or cash flows.

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

SFAS 141(R)—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This Statement defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This Statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required under SFAS 141. Included in fair value are contractual contingencies to the extent that it is more likely than not that such contingencies meet the definition of assets or liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The carrying value of such contractual contingencies remains unchanged until settled or until new information is obtained indicating the value of an asset is lower than acquisition-date fair value or that a liability is higher than acquisition-date fair value. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. SFAS 141(R) will be effective prospectively for business combinations with acquisition dates on or after January 1, 2009. Management believes this Statement could have a material impact on the Company’s financial statements depending on future acquisition plans.

EITF No. 06-11—In March 2007, the FASB ratified Emerging Issues Task Force (EITF) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and therefore is effective for the Company in fiscal year 2008. The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

SAB 110—In December 2007, the SEC issued Staff Accounting Bulletin No. 110 which extends the permitted use of the “simplified” method in developing an estimate of expected terms of “plain vanilla” share options beyond December 31, 2007, until more detailed external information about exercise behavior becomes readily available to companies. Management currently utilizes the “simplified” method in calculating the fair value of stock option grants and intends to continue this method until more detailed information about exercise behavior is obtained.

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

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
($ in thousands)
Liabilities
Variable Rate Debt ($)	$278	$—	$4,429	$—	$—	$—	$4,707	$4,707
Average Interest Rate	12%	—	5.0%	—	—	—	5.0%	5.0%

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed onto to our customers, operating income will be adversely affected.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2007, 2006 and 2005 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were not effective because of the material weaknesses described below; however, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods and dates presented.

The Company’s independent auditors, Battelle & Battelle LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Battelle & Battelle have audited and reported on the Consolidated Financial Statements of CECO Environmental Corp. and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Form 10-K.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of Effox Inc. (“Effox”), which assets the Company acquired on February 28, 2007, and GMD Environmental Technologies, Inc. (“GMD”), which assets the Company acquired on October 31, 2007, would be excluded from the internal control assessment as of December 31, 2007, as permitted by the rules and regulations of the SEC. In February 2007, the assets of Effox were acquired for an aggregate purchase price of approximately $7.0 million in cash and a possible earn-out payment in cash not to exceed $1.0 million, and in October 2007 the assets of GMD were acquired for an aggregate purchase price of approximately $1.4 million in cash. Effox contributed approximately 12% of the Company’s total revenue during 2007 and accounted for approximately 13% of total assets at December 31, 2007. GMD contributed approximately 0% of the Company’s total revenue during 2007 and accounted for approximately 3% of total assets at December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements not be prevented or detected. In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2007, the Company identified the following.

Financial Close and Reporting Process

The Company did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•	The Company did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	The Company did not maintain effective controls to ensure that management oversight and review procedures were performed over accounts and disclosures in the financial statements.

•

The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Effective controls were not designed to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation, that journal entries were reviewed and approved, and that journal entries were complete and accurate.

•	The Company did not maintain effective controls to provide reasonable assurance that the detail supporting the underlying financial statement accounts were complete and accurate.

•	The Company did not maintain effective controls to ensure that reconciliations of the underlying financial statement accounts were properly performed, reviewed and approved.

Information Technology Applications and Infrastructure

The Company did not maintain effective controls over financial reporting related to information technology applications and infrastructure. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company did not maintain effective design of controls over access to financial reporting applications and data. Controls do not limit access to programs and data to only authorized users. In addition, controls lack the requirement of periodic reviews and monitoring of such access.

•

The Company did not maintain effective controls to communicate policies and procedures governing information technology security and access. Furthermore, the Company did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized.

•

The Company did not maintain effective controls designed to ensure that information technology program and data changes were authorized. In addition, the Company’s controls did not ensure that the information technology program data changes were adequately tested for accuracy before implementation.

•

The Company did not maintain effective controls over end user computing applications, such as spreadsheets, used in the Company’s financial reporting process. Specifically, controls were not designed to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented.

These deficiencies have had a pervasive impact on the Company’s information technology control environment. Additionally, these deficiencies could result in a misstatement of account balances or disclosure to substantially all accounts that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Segregation of Duties

The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls. In addition, the Company has not made assignments and delegation of authority with clear lines of communication in order to provide effective control over the Company’s financial reporting process at the Corporate or Divisional level.

Lack of segregation of duties may impair the effectiveness of other internal controls over financial reporting which could result in material misstatements in the Company’s interim and annual financial statements

Entity-level Controls

The Company did not maintain effective entity-level controls as it relates to internal control over financial reporting. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company did not maintain effective communication of and education on a control framework. In addition, the Company did not maintain effective communication regarding management’s expectations for controls, and business process owners’ accountability for controls.

•

The Company could not sufficiently evidence the performance of many of its internal control activities across the organization. This included controls over management’s assertions with regard to the validity, completeness, timeliness, cutoff and accuracy of calculations and transactions.

•	Job descriptions and the assignment of responsibilities have not been formalized.

•

The Company did not establish an adequate system for monitoring the adequacy of controls. The Company’s process did not include a sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.

•

The Company did not perform a formalized risk assessment involving the appropriate levels of management to ensure the reliability of financial reporting. A formal process does not exist to identify internal and external factors and to evaluate the impact these factors have on the preparation of the financial statements.

•

The Company did not maintain a comprehensive, centrally coordinated enterprise-wide fraud risk management program. Furthermore, the Company did not have a specific, comprehensive fraud risk management program related to internal control over financial reporting.

•

The Company lacks a formalized process for determining, monitoring, disseminating, implementing and updating accounting policies and procedures relating to initiating, authorizing, recording, processing and reporting of transactions.

•

Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

The material weakness in the Company’s entity-level controls increases the likelihood of material misstatements in the Company’s interim and annual financial statements and contributed to the existence of the other material weaknesses.

Due to the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Despite the existence of these control deficiencies, the Company notes that it did not result in any material adjustments to the fiscal 2007 financial statements.

(c) Remediation Plan for Material Weaknessess in Internal Control over Financial Reporting

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses described above. The Company has taken the following actions to improve internal control over financial reporting:

•	A new Director of Internal Audit was appointed, effective November 11, 2007.

•

Since December 30, 2007, the Finance division has been strengthened by the addition of an Assistant Controller in the Financial Analysis and General Accounting areas. The Company plans to continue to enhance the staffing and competency level within the Finance division.

•

We have engaged four third party professionals to advise the Company in connection with (1) the remediation of existing deficiencies including the conversion to a new information technology enterprise management system, (2) SEC related activities including accounting guidance and periodic reporting, (3) all tax related activities and (4) valuation of goodwill and intangibles.

In addition, the following are specific remedial actions to be taken for matters related to accounting for significant or non-routine transactions:

•

Require all significant or non-routine transactions to be thoroughly researched, analyzed, and documented by qualified accounting personnel. In addition, all major transactions will require the additional review and approval of the Chief Financial Officer.

•	In addition to the review performed by the Company’s management, implement an additional review by subject matter experts for complex accounting estimates and accounting treatments, where appropriate.

•	Develop and implement focused monitoring controls and other procedures in the Internal Audit organization.

•	Develop and implement written policies and procedures governing the financial close and reporting process.

•

Develop and implement effective communications of and education on a control framework and effectively communicate management’s expectations for controls, and business process owners’ accountability for controls.

•

Lastly, the Company has purchased and is in the process of implementing an integrated software system which includes industry standard and current best practice inherent controls. The new system is expected to address and remediate deficiencies including segregation of duties, security (through access restriction limited to job responsibilities), change control procedures, and reduced use of spreadsheets in preparing financials.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the material weaknesses identified as of December 31, 2007. However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these new controls for, at least several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited CECO Environmental Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CECO Environmental Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Financial Close and Reporting Process

The Company did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•	The Company did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	The Company did not maintain effective controls to ensure that management oversight and review procedures were performed over accounts and disclosures in the financial statements.

•

The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Effective controls were not designed to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation, that journal entries were reviewed and approved, and that journal entries were complete and accurate.

•	The Company did not maintain effective controls to provide reasonable assurance that the detail supporting the underlying financial statement accounts were complete and accurate.

•	The Company did not maintain effective controls to ensure that reconciliations of the underlying financial statement accounts were properly performed, reviewed and approved.

Information Technology Applications and Infrastructure

The Company did not maintain effective controls over financial reporting related to information technology applications and infrastructure. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company did not maintain effective design of controls over access to financial reporting applications and data. Controls do not limit access to programs and data to only authorized users. In addition, controls lack the requirement of periodic reviews and monitoring of such access.

•

The Company did not maintain effective controls to communicate policies and procedures governing information technology security and access. Furthermore, the Company did not maintain effective logging and monitoring of servers and databases to ensure that access was both appropriate and authorized.

•

The Company did not maintain effective controls designed to ensure that information technology program and data changes were authorized. In addition, the Company’s controls did not ensure that the information technology program data changes were adequately tested for accuracy before implementation.

•

The Company did not maintain effective controls over end user computing applications, such as spreadsheets, used in the Company’s financial reporting process. Specifically, controls were not designed to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented.

These deficiencies have had a pervasive impact on the Company’s information technology control environment. Additionally, these deficiencies could result in a misstatement of account balances or disclosure to substantially all accounts that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Segregation of Duties

The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls. In addition, the Company has not made assignments and delegation of authority with clear lines of communication in order to provide effective control over the Company’s financial reporting process at the Corporate or Divisional level.

Lack of segregation of duties may impair the effectiveness of other internal controls over financial reporting which could result in material misstatements in the Company’s interim and annual financial statements.

Entity-level Controls

The Company did not maintain effective entity-level controls as it relates to internal control over financial reporting. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company did not maintain effective communication of and education on a control framework. In addition, the Company did not maintain effective communication regarding management’s expectations for controls, and business process owners’ accountability for controls.

•

The Company could not sufficiently evidence the performance of many of its internal control activities across the organization. This included controls over management’s assertions with regard to the validity, completeness, timeliness, cutoff and accuracy of calculations and transactions.

•	Job descriptions and the assignment of responsibilities have not been formalized.

•

The Company did not establish an adequate system for monitoring the adequacy of controls. The Company’s process did not include a sustainable process for periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.

•

The Company did not perform a formalized risk assessment involving the appropriate levels of management to ensure the reliability of financial reporting. A formal process does not exist to identify internal and external factors and to evaluate the impact these factors have on the preparation of the financial statements.

•

The Company did not maintain a comprehensive, centrally coordinated enterprise-wide fraud risk management program. Furthermore, the Company did not have a specific, comprehensive fraud risk management program related to internal control over financial reporting.

•

The Company lacks a formalized process for determining, monitoring, disseminating, implementing and updating accounting policies and procedures relating to initiating, authorizing, recording, processing and reporting of transactions.

•

Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

The material weakness in the Company’s entity-level controls increases the likelihood of material misstatements in the Company’s interim and annual financial statements and contributed to the existence of the other material weaknesses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Effox Inc. (Effox) and GMD Environmental Technologies, Inc. (GMD). The Company acquired Effox on February 28, 2007 and acquired GMD on October 31, 2007. The assets and operations of Effox and GMD are included in the consolidated financial statements of the Company as of December 31, 2007. Effox generated approximately 12% of the Company’s total revenue during 2007 and accounted for approximately 13% of total assets at December 31, 2007. GMD generated less than 1% of the Company’s total revenue during 2007 and accounted for approximately 3% of total assets at December 31, 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Effox and GMD.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company, and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 17, 2008

Changes in Internal Control Over Financial Reporting

Except as described above in 9A, during the fourth quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached to this Form 10-K as Exhibit 14.

Item 11.    Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K; provided, however, that the disclosure required by paragraph (e)(5) of Item 407 of Regulation S-K will be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result as a result of furnishing the disclosure in this manner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2007	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	330,105	$7.93	—
2007 Equity Incentive Plan[2]	50,000	—	1,810,792
Equity compensation plans not approved by security holders[3]	750,500	$4.98	—
TOTAL	1,130,605	$5.90	1,810,792

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]

The 2007 Equity Incentive Plan was approved by shareholders on May 23, 2007. 189,208 shares of stock grants and 50,000 options were awarded to plan participants under the 2007 Equity Incentive Plan in 2007.

[3]	Includes:

(a)	a warrant to purchase 224,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 168,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(c)	a warrant to purchase 108,500 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(d)	250,000 shares of common stock that can be purchased pursuant to warrants granted to Green Diamond on December 28, 2006 for $9.07 per share prior to December 28, 2016.

Item 14.    Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules

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

2.1    Asset Purchase Agreement dated February 28, 2007 among the Company, CECO Acquisition Corp. and Effox, Inc. (Incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K dated February 27, 2007)

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

10.5    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

** 10.6    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 7, 1999)

** 10.7    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference to Exhibit 10.5 from the Company’s Form dated December 7, 1999)

** 10.8    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference to Exhibit 10.7 from the Company’s Form 8-K dated December 7, 1999)

10.9    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference to Exhibit 10.13 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

**10.10    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004. (Incorporated by reference to Exhibit 10.50 from the Company’s Form 10-K dated December 31, 2004)

** 10.11    Stock Option Agreement for Thomas J. Flaherty dated January 5, 2005. (Incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K dated December 31, 2004)

** 10.12    Stock Option Agreement for Donald A. Wright dated January 5, 2005. (Incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K dated December 31, 2004)

** 10.13    Stock Option Agreement for Ronald Krieg dated April 20, 2005. (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

** 10.14    Stock Option Agreement for Arthur Cape dated May 25, 2005. (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

10.15    Credit Agreement between the Company and its corporate affiliates and Fifth Third Bank dated December 29, 2005. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated December 28, 2005)

10.16    Transition Agreement between H.M. White, Inc., H.M. White Holding Co., Inc. and HMW, LLC dated as of January 1, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 1, 2006)

** 10.17    Amended and Restated Employment Agreement between Richard J. Blum and the Company. (Incorporated by reference to Exhibit 10.37 from the Company’s 10-K dated December 31, 2006.)

** 10.18    Amended and Restated 2006 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.38 from the Company’s 10-K dated December 31, 2006.)

10.19    First Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated June 8, 2006. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated June 8, 2006)

** 10.20    Amended and Restated Employment Agreement between David D. Blum and the Company. (Incorporated by reference to Exhibit 10.41 from the Company’s 10-K dated December 31, 2006.)

** 10.21    Stock Option Agreement of Ronald E. Krieg dated June 21, 2006. (Incorporated by reference to Exhibit 10.42 from the Company’s 10-K dated December 31, 2006.)

** 10.22    Stock Option Agreement of Arthur Cape dated June 21, 2006. (Incorporated by reference to Exhibit 10.43 from the Company’s 10-K dated December 31, 2006.)

** 10.23    Stock Option Agreement of Donald A. Wright dated June 21, 2006. (Incorporated by reference to Exhibit 10.44 from the Company’s 10-K dated December 31, 2006.)

** 10.24    Stock Option Agreement of Thomas J. Flaherty dated June 21, 2006. (Incorporated by reference to Exhibit 10.45 from the Company’s 10-K dated December 31, 2006.)

** 10.25    Stock Option Agreement of Dennis W. Blazer dated June 21, 2006. (Incorporated by reference to Exhibit 10.46 from the Company’s 10-K dated December 31, 2006.)

10.26    Warrant Agreement between the Company and Green Diamond dated December 28, 2006. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

10.27    Fourth Amended and Restated Replacement Promissory Note in the principal amount of $1,200,000 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K dated March 26, 2007) [Repaid in full in May 2007]

10.28    Sixth Amended and Restated Replacement Promissory Note in the amount of $4,542,570 dated as of March 26, 2007 made by CECO Environmental Corp. and payable to Green Diamond. (Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K dated March 26, 2007) [Repaid in full in May 2007]

10.29    Second Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated February 27, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 27, 2007)

10.30    Second Amended and Restated Revolving Credit Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.31    Second Amended and Restated Term Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.32    Term Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated February 27, 2007)

** 10.33    Consulting Agreement between Green Diamond and the Company dated March 26, 2007. (Incorporate by reference to Exhibit 10.54 from the Company’s 10-K dated December 31, 2006.)

** 10.34    CECO Environmental Corp. 2007 Equity Incentive Plan. (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed on April 20, 2007.)

** 10.35    Restricted Stock Award Agreement of Phillip DeZwirek dated July 2, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q dated September 30, 2007.)

** 10.36    Restricted Stock Award Agreement of Dennis W. Blazer dated June 5, 2007 (Incorporated by reference to Exhibit 10.2 from the Company’s Form 10-Q dated June 30, 2007.)

** 10.37    Restricted Stock Award Agreement of Richard J. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q dated June 30, 2007.)

** 10.38    Restricted Stock Award Agreement of David D. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.4 from the Company’s Form 10-Q dated June 30, 2007)

*;** 10.39    Restricted Stock Award Agreement of Thomas J. Flaherty dated July 2, 2007.

*;** 10.40    Restricted Stock Award Agreement of Donald A. Wright dated July 2, 2007.

*;** 10.41    Restricted Stock Award Agreement of Ronald Krieg dated July 2, 2007.

*;** 10.42    Restricted Stock Award Agreement of Arthur Cape dated July 2, 2007.

10.43    Asset Purchase Agreement among the Company, GMD Acquisition Corp., GMD Environmental Technologies, Inc., GMD Properties, Inc. and GMD Services, Inc. dated October 31, 2007 (Incorporated by reference to Exhibit 2.1 from the Company’s 8-K dated October 30, 2007)

10.44    Goodwill Purchase Agreement among the Company, GMD Acquisition Corp., and Gerald J. Reier dated October 31, 2007. (Incorporated by reference to Exhibit 2.2 from the Company’s 8-K dated October 30, 2007)

* 10.45    Agreement of Sale between Kirk & Blum Manufacturing Company and International Paper Company dated October 30, 2007.

*10.46    First Amendment to Agreement of Sale between Kirk & Blum Manufacturing Company and International Paper Company.

* 14    Code of Ethics

* 21    Subsidiaries of the Company

* 23.1    Consent of Battelle & Battelle LLP

* 31.1    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

* 31.2    Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

* 32.1    Certification of Chief Executive Officer (18 U.S. Section 1350)

* 32.2    Certification of Chief Financial Officer (18 U.S. Section 1350)

*	Filed herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/s/ PHILLIP DEZWIREK
Phillip DeZwirek,
Chief Executive Officer Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ PHILLIP DEZWIREK Philip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	March 17, 2008

Principal Financial and Accounting Officer

/s/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	March 17, 2008

/s/ RICHARD J. BLUM Richard J. Blum, President, Director	March 17, 2008

/s/ JASON LOUIS DEZWIREK Jason Louis DeZwirek, Director	March 17, 2008

/s/ ARTHUR CAPE Arthur Cape, Director	March 17, 2008

/s/ DONALD A. WRIGHT Donald A. Wright, Director	March 17, 2008

/s/ THOMAS J. FLAHERTY Thomas J. Flaherty, Director	March 17, 2008

/s/ RONALD E. KRIEG Ronald E. Krieg, Director	March 17, 2008

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. CECO Environmental Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, and effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” Effective for the fiscal year ended December 31, 2006, the Company also adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 17, 2008

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$656	$445
Accounts receivable, net	47,736	26,925
Costs and estimated earnings in excess of billings on uncompleted contracts	11,541	10,766
Inventories	4,694	2,755
Prepaid expenses and other current assets	2,907	1,204

Total current assets	67,534	42,095
Property and equipment, net	9,284	8,530
Goodwill, net	14,761	9,527
Intangible assets—finite life, net	1,480	576
Intangible assets—indefinite life	2,095	1,395
Deferred charges and other assets	1,381	507

	$96,535	$62,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$278	$620
Accounts payable and accrued expenses	38,012	17,879
Billings in excess of costs and estimated earnings on uncompleted contracts	8,024	9,559
Accrued income taxes	—	284

Total current liabilities	46,314	28,342
Other liabilities	2,178	1,966
Debt, less current portion	4,429	9,971
Deferred income tax liability	2,688	2,527
Related party subordinated notes	—	4,901

Total liabilities	55,609	47,707

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,927,292 and 11,622,729 shares issued in 2007 and 2006, respectively	149	116
Capital in excess of par value	40,796	20,421
Accumulated earnings (deficit)	1,674	(3,978)
Accumulated other comprehensive loss	(1,337)	(1,280)

	41,282	15,279
Less treasury stock, at cost, 137,920 shares in 2007 and 2006	(356)	(356)

Total shareholders’ equity	40,926	14,923

	$96,535	$62,630

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	Dollars in thousands, except per share data
Net sales	$235,953	$135,359	$81,521

Costs and expenses:
Cost of sales, exclusive of items shown separately below	195,548	111,261	64,521
Selling and administrative	26,148	16,822	12,308
Depreciation and amortization	1,623	1,229	1,167

	223,319	129,312	77,996

Income from operations	12,634	6,047	3,525
Other income (expense)	10	812	(900)
Interest expense (including related party interest of $1,101, $732 and $1,049, respectively)	(1,978)	(1,997)	(2,413)

Income before income taxes	10,666	4,862	212
Income tax expense	4,361	1,768	647

Net income (loss)	$6,305	$3,094	$(435)

Per share data:
Basic net income (loss)	$.47	$.27	$(.04)

Diluted net income (loss)	$.45	$.24	$(.04)

Weighted average number of common shares outstanding:
Basic	13,456,580	11,260,459	9,993,260

Diluted	14,042,324	12,890,401	9,993,260

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Accum. (Deficit) / Earnings	Accum. Other Comp. Loss	Treasury Stock			Total Comp. (Loss) Income
	Shares	Amount				Shares	Amount	Total
Balance January 1, 2005	10,168	$102	$15,017	$(6,637)	$(760)	(175)	$(473)	$7,249
Net loss for the year ended December 31, 2005				(435)				(435)	$(435)
Other comprehensive loss:
Minimum pension liability, net of tax $(22)					(33)			(33)	(33)
Translation gain					2			2	2

Balance December 31, 2005	10,168	102	15,017	(7,072)	(791)	(175)	(473)	6,783	$(466)

Net income for the year ended December 31, 2006				3,094				3,094	$3,094
Issuance of common stock	1,492	14	3,349					3,363
Stock warrants issued			842					842
Treasury stock retirement	(37)		(117)			37	117	—
Tax benefit of warrants and options exercised			1,187					1,187
Share based compensation earned			143					143
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax $(178)					(266)			(266)	(266)
Translation gain					3			3	3
Adjustment for SFAS 158 transition, net of tax $(150)					(226)			(226)

Balance December 31, 2006	11,623	116	20,421	(3,978)	(1,280)	(138)	(356)	14,923	$2,831

Net income for the year ended December 31, 2007				6,305				6,305	$6,305
Exercise of options and warrants	1,798	18	4,841					4,859
Secondary stock offering net of expenses ($386)	1,366	14	14,123					14,137
Issuance of restricted stock	140	1	(1)					—
Share based compensation earned			741					741
Tax benefit of warrants and options exercised			1,398					1,398
Adjustment to beginning balance to initially apply FIN 48			(727)	(653)				(1,380)
Other comp. income (loss)
Adjustment for minimum pension/post retirement liability, net of tax $(34)					(51)			(51)	(51)
Translation loss					(6)			(6)	(6)

Balance December 31, 2007	14,927	$149	$40,796	$1,674	$(1,337)	(138)	$(356)	$40,926	$6,248

The notes to consolidated financial statements are an integral part of the above statements.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in Stockholders’ equity:

	Translation gain / (loss)	Minimum pension liability adjustment	Accumulated other comprehensive loss
January 1, 2005	$(2)	$(758)	$(760)
2005 activity	2	(33)	(31)

Balance December 31, 2005	—	(791)	(791)
2006 activity	3	(492)	(489)

Balance December 31, 2006	3	(1,283)	(1,280)
2007 activity	(6)	(51)	(57)

Balance December 31, 2007	$(3)	$(1,334)	$(1,337)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$6,305	$3,094	$(435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623	1,229	1,167
Non cash interest expense included in net income (loss)	887	207	357
Non cash warrant valuation (income) expense included in net income (loss)	—	(842)	806
Non cash gains included in net income (loss)	—	(29)	(81)
Non cash loss from disposal of fixed assets	—	25	174
Share based compensation	741	143	—
Deferred income taxes	(489)	(160)	423
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,033)	(13,774)	904
Costs and estimated earnings in excess of billings on uncompleted contracts	(29)	(6,085)	(500)
Inventories	(547)	(774)	(292)
Prepaid expenses and other current assets	(508)	92	101
Deferred charges and other assets	(175)	101	(193)
Accounts payable and accrued expenses	14,670	5,862	(158)
Other liabilities	(186)	(503)	17
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,884)	5,793	296
Accrued income taxes	583	1,340	—

Net cash provided by (used in) operating activities	3,958	(4,281)	2,586

Cash flows from investing activities–
Acquisitions of property and equipment	(1,692)	(898)	(661)
Net cash paid for acquisitions	(9,955)	—	—

Net cash used in investing activities	(11,647)	(898)	(661)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	(3,352)	4,377	(866)
Proceeds from secondary stock offering	14,137	—	—
Proceeds from exercise of warrants and options not under plan	4,687	3,082	—
Proceeds from exercise of stock options	172	280	—
Excess income tax benefit realized from share based compensation	531	131	—
Subordinated debt repayments	(5,743)	(1,988)	—
Proceeds from term debt	5,000	—	—
Repayments of debt	(7,532)	(568)	(1,088)

Net cash provided by (used in) financing activities	7,900	5,314	(1,954)

Net increase (decrease) in cash and cash equivalents	211	135	(29)
Cash and cash equivalents at beginning of year	445	310	339

Cash and cash equivalents at end of year	$656	$445	$310

Supplemental Schedule of Non-Cash Activities:
Addition to goodwill through earn-out payable	$1,000	$—	$—

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2007	2006	2005
	Dollars in thousands
Cash paid during the year for:
Interest	$1,152	$2,950	$1,514

Income taxes	$5,244	$350	$30

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal businesses of CECO Environmental Corp. is to provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2007
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%
CECOaire, Inc (“CAI”) .	100%
H.M. White, Inc. (“White”)	100%
Effox, Inc. (“Effox”)	100%
GMD Environmental Technologies, Inc. (“GMD”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Filters India Private Limited. Minority interest in CFI is not material and is included in other liabilities in the consolidated financial statements.

All intercompany balances and transactions have been eliminated.

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

Accounts Receivable—Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date unless otherwise determined by specific contract. The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probably losses based upon an analysis of prior collection experience, specific account risks and economic conditions.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The Company has a series of actions that occur based upon the aging of past due trade receivables, including letters, statements, direct customer contact and liens. Accounts are deemed uncollectible based on past account experience and current account financial condition.

Inventories—The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) inventory costing method.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, Effox backlog, customer lists and employment contracts. The ratable amortization of the goodwill associated with acquisitions and other intangible assets with indefinite lives was replaced with periodic tests for impairment with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Other intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives, which range from 18 months to 17 years. In accordance with SFAS No. 142, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In the fourth quarter of 2007, we completed our annual tests for impairment and determined that the fair values of these net assets are in excess of the carrying values of such assets.

Cash Surrender Value of Life Insurance—We have whole life insurance policies in force on the lives of six former shareholders of certain subsidiaries. These policies were purchased by these subsidiaries prior to their acquisition by CECO Environmental, Inc. in 1999 and were originally intended to provide funding for repurchasing shares in the event of the death of a shareholder. The policies are fully paid up and the cash surrender values have been borrowed to pay premiums and interest on the policy loans, and to provide an occasional low cost source of financing for the Company. Interest on the policy loans is recorded to interest expense and the loan amounts on the cash surrender values are increased to cover payment of this expense. The net value of these policies, reported as other long term assets, was $374,000, $357,000 and $384,000 as of December 31, 2007, 2006 and 2005, respectively. The net cash surrender value approximates fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $43,000, $109,000 and $71,000 for 2007, 2006 and 2005, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We are exposed to market risk from changes in interest rates. Our policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we may enter into interest rate swaps or other hedge type arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We currently have no interest rate swap agreements.

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

Contract costs include direct material, labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. Our reserve for estimated losses on uncompleted contracts is $167,000, $79,000 and $6,000 as of December 31, 2007, 2006 and 2005, respectively.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Sales Taxes—Under Emerging Issues Task Force (EITF) Issue No. 06-03, the Company is permitted to record taxes collected from customers and remitted to governmental authorities on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The Company classifies sales taxes on a net basis in the Consolidated Statements of Operations.

Product Warranties—The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work of including installation. The change in accrued warranty expense at Effox is summarized in the following table:

(in thousands)	Balance at time of acquisition	Warranty provision	Warranty payments	Balance at end of year
Year ended 2007	$489	$249	$(182)	$556

Claims—The Company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price. Claims against customers are recognized as income by us when collectability of the claim is probable and the amount can be reasonably estimated.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $638,000, $283,000 and $157,000 in 2007, 2006 and 2005, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $12,000, $0 and $10,000 in 2007, 2006 and 2005, respectively.

Earnings per share—For the year ended December 31, 2007, basic weighted average common shares outstanding were 13,456,580, while diluted average common shares outstanding were 14,042,324. For the years ended December 31, 2006 and 2005, basic weighted average common shares outstanding were 11,260,459 and 9,993,260, respectively, and diluted weighted average common shares outstanding were 12,890,401 and 9,993,260, respectively. We consider outstanding non-vested awards in computing diluted net loss per share only when they are dilutive. Options and warrants to purchase 95,000 and 0 shares for the years ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net income (loss) for the basic or diluted earnings per share computations for any year presented.

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	2007	2006	2005
Weighted-average shares outstanding-basic	13,456,580	11,260,459	9,993,260
Effect of potentially dilutive securities	585,744	1,629,942	—

Weighted-average shares outstanding-diluted	14,042,324	12,890,401	9,993,260

Share-based compensation—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services. The Company has adopted SFAS No. 123(R) using the “modified prospective application” as defined in the Statement, and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the years ended December 31, 2007 and 2006 was $741,000 and $143,000 lower respectively and net income was $444,600 and $94,000 lower respectively than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the year ended December 31, 2007 and 2006 would have been increased from $.47 to $.50 and $.45 to $.48 respectively if the Company had not adopted SFAS No. 123(R). See further discussion in Note 11.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

If the Company had adopted the expense recognition provisions of SFAS No. 123 prior to January 1, 2006, net income and earnings per share for the twelve month period ended December 31, 2005 would have been as follows:

(In thousands except earnings per share)	Year ended 12/31/05
Net loss as reported	$(435)
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation determined under the fair value based method for all awards, net of tax effects	(39)

Proforma net loss	$(474)

Loss per common share basic and diluted
As reported	$(.04)
Pro forma	$(.05)

Foreign Currency Translation—Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation. Prepaid pension balance of $558,000 for 2006 has been reclassified from the balance sheet line “Prepaid expenses and other current assets” to the line “Other liabilities” to represent the funded status of the plan according to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The amount was considered immaterial for restatement purposes. Additional details on the Company’s pension and employee benefit plans are provided in Note 12.

New Financial Accounting Pronouncement Adopted

FIN 48—In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 included recognition of a liability for unrecognized tax obligations of $653,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The Company recognizes penalties and interest, if any, related to unrecognized tax obligations as a tax provision expense. Actual results may differ substantially from our estimates. Additional details about the adoption of FIN 48 are provided in Note 14.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Recently Issued Accounting Pronouncements

SFAS 157—In September 2006 the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, the FASB delayed the effective date one year for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis (at least annually). Examples of non financial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets, and long-lived assets measured at fair value for impairment testing. The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position or cash flows.

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

SFAS 141(R)—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This Statement defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This Statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required under SFAS 141. Included in fair value are contractual contingencies to the extent that it is more likely than not that such contingencies meet the definition of assets or liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The carrying value of such contractual contingencies remains unchanged until settled or until new information is obtained indicating the value of an asset is lower than acquisition-date fair value or that a liability is higher than acquisition-date fair value. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. SFAS 141(R) will be effective prospectively for business combinations with acquisition dates on or after January 1, 2009. Management believes this Statement could have a material impact on the Company’s financial statements depending on future acquisition plans.

EITF No. 06-11—In March 2007, the FASB ratified Emerging Issues Task Force (EITF) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share-based payment

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and therefore is effective for the Company in fiscal year 2008. The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

SAB 110—In December 2007, the SEC issued Staff Accounting Bulletin No. 110 which extends the permitted use of the “simplified” method in developing an estimate of expected terms of “plain vanilla” share options beyond December 31, 2007, until more detailed external information about exercise behavior becomes readily available to companies. Management currently utilizes the “simplified” method in calculating the fair value of stock option grants and intends to continue this method until more detailed information about exercise behavior is obtained.

2.    Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2007, 2006 and 2005 except for subordinated notes for which fair value was $0, $5,141,000 and $7,307,000 at December 31, 2007, 2006 and 2005, respectively.

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

Union Contracts:

As of December 31, 2007, the Company’s continuing operations included approximately 699 employees. Approximately 406 employees are represented by international or independent labor unions, under various contracts that expire in the years 2008 through 2010.

3.    Accounts Receivable

$ in thousands	2007	2006
Trade receivables	$2,763	$2,669
Contract receivables	45,306	24,604
Allowance for doubtful accounts	(333)	(348)

	$47,736	$26,925

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $5,451,000, $198,000 and $374,000 at December 31, 2007, 2006 and 2005, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Contract receivables unbilled amounted to $720,000, $0 and $0 as of December 31, 2007, 2006 and 2005, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Provision for doubtful accounts was approximately $210,000, $297,000 and $136,000 during 2007, 2006 and 2005, respectively, while accounts charged to the allowance were $225,000, $273,000 and $130,000 during 2007, 2006 and 2005, respectively.

4.    Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2007	2006
Costs incurred on uncompleted contracts	$161,604	$76,655
Estimated earnings	20,639	7,637

	182,243	84,292
Less billings to date	(178,726)	(83,085)

	$3,517	$1,207

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,541	$10,766
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,024)	(9,559)

	$3,517	$1,207

5.    Inventories

$ in thousands	2007	2006
Raw material and subassemblies	$3,625	$1,743
Finished goods	293	285
Parts for resale	786	727
Obsolescence allowance	(10)	—

	$4,694	$2,755

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $10,000, $0 and $0 during 2007, 2006 and 2005, respectively. Items charged to the allowance for inventory recoveries were $0, $0 and $10,000 during 2007, 2006 and 2005, respectively.

6.    Property and Equipment

$ in thousands	2007	2006
Land	$1,460	$1,460
Building and improvements	4,372	4,210
Machinery and equipment	13,722	12,031

	19,554	17,701
Less accumulated depreciation	(10,270)	(9,171)

	$9,284	$8,530

Depreciation expense was $1.2 million, $1.1 million and $1.1 million for 2007, 2006 and 2005, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

7.    Goodwill and Intangible Assets

$ in thousands	2007		2006
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$9,527	$1,395	$9,527	$1,395
Effox acquisition	3,688	700	—	—
GMD acquisition	1,546	—	—	—

	$14,761	$2,095	$9,527	$1,395

$ in thousands	2007		2006
Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,342	$844	$1,342	$766
Effox backlog	304	169	—	—
Customer lists	800	83	—	—
Employment contracts	180	50	—	—

	$2,626	$1,146	$1,342	$766

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, Effox backlog, customer lists and employment contracts. Amortization expense was $380,000, $78,000 and $79,000 for 2007, 2006 and 2005, respectively. Amortization of finite life intangible assets is on a straight line basis, and over the next five years is $433,000 in 2008, $297,000 in 2009, $247,000 in 2010, $236,000 in 2011 and $153,000 in 2012. The weighted average remaining amortization period at December 31, 2007 is 5.0 years.

8.    Accounts Payable and Accrued Expenses

$ in thousands	2007	2006
Trade accounts payable	$29,187	$13,125
Compensation and related benefits	4,583	2,897
Accrued interest	225	287
Other accrued expenses	4,017	1,570

	$38,012	$17,879

9.    Debt

$ in thousands	2007	2006
Bank credit facility	$4,707	$10,591
Less current portion	(278)	(620)

	$4,429	$9,971

We obtained a new credit facility (the “Bank Facility”) on December 29, 2005. The credit agreement was entered into by CECO Environmental Corp., the CECO group of companies and Fifth Third Bank, an Ohio banking corporation (“Fifth Third”). On June 8, 2006 we amended the Bank Facility pursuant to a First Amendment to Credit Agreement (“Amendment”). H.M. White, Inc., a wholly owned subsidiary of CECO

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Group, Inc., was added as a borrower. The Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2007 to January 31, 2009, 2) lowering the interest rate on the revolving loan and term loan from the prime rate plus 2.25% and the prime rate plus 2.0%, respectively, to either prime plus 0.5% or LIBOR plus 2.75%, at our option, and 3) establishing an incentive pricing grid pegged to performance. Fees paid in connection with this amendment were less than $10,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

We further amended the Facility pursuant to a Second Amendment to the Credit Agreement (“Second Amendment”) dated February 28, 2007. Effox, Inc., a wholly owned subsidiary of CECO Group, Inc., was added as a borrower. The Second Amendment amended the Bank Facility by, among other things 1) extending the maturity date of the Credit Agreement from January 31, 2009 to January 31, 2010, 2) increasing the maximum revolving loan commitment from $13.0 million to $20.0 million, and 3) adding a second term loan in the aggregate amount of $5.0 million. Fees paid in connection with this amendment were $30,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

In May 2007, all the outstanding subordinated debt of $5.7 million and all the outstanding term notes of $7.5 million were retired using the proceeds from a secondary offering as described in Note 11. The remaining $5.6 million was applied to the revolving credit line and accrued interest.

At December 31, 2007, the revolving credit line, permits borrowings of up to the lesser of 1) $20 million less outstanding letters of credit, or 2) borrowings which are limited to 70% of eligible accounts receivable, plus 50% of eligible inventory, minus outstanding letters of credit. Amounts unused and available under our revolving credit facility were $14.8 and $3.9 million at December 31, 2007 and 2006, respectively. Amounts borrowed were $4.4 and $8.1 million at December 31, 2007 and 2006, respectively. Amounts outstanding under letters of credit were $716,000 and $909,000 at December 31, 2007 and 2006, respectively. The line of credit matures January 31, 2010.

In connection with the acquisition of Fisher-Klosterman, Inc. our Bank Facility was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consists of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the two term notes of LIBOR plus 2.25%. Fees paid in connection with this amendment were $20,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

As of December 31, 2007, maturities of all long-term debt are estimated as follows:

December 31,	Maturities
$ in thousands
2008	$278
2009	—
2010	$4,429

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.    Subordinated Notes

$ in thousands	2007	2006
Subordinated Notes due 2008, 12%	$—	$3,876
Subordinated Note due 2008, 12%	—	1,025

	$—	$4,901

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

On December 28, 2006, the Company and Green Diamond further amended the subordinated notes to extend the maturity date under both notes from April 1, 2007 to July 1, 2008, which was later amended to January 31, 2010 on March 27, 2007. In consideration for such extension, the interest rate under Replacement Note 1 was increased from 6% to 12%. As additional consideration for the extension, the Company issued warrants for 250,000 shares of common stock to Green Diamond under a Warrant Agreement on December 28, 2006. The fair value of the warrants was determined to be $842,000 at the date of issuance and the subordinated debt was discounted by such amount. The discount was amortized as a component of interest expense over the remaining term of the notes. Green Diamond is an affiliate of Phillip DeZwirek and Jason DeZwirek, both of whom are executive officers and directors of CECO.

In May 2007, all the outstanding subordinated debt of $5.7 million was retired using the proceeds from a secondary offering as described in Note 11. The early retirement of the subordinated debt resulted in a non-cash interest charge of $740,000 to expense the remaining unamortized discount on the notes.

11.    Shareholders’ Equity

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 plan”) was approved by shareholders on May 23, 2007 and replaces the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The 2007 Plan permits the granting of stock options and awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or awards granted to non-employee directors vest in one year from the date of grant. Stock options granted to employees generally vest equally over a period of 3 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Certain stock awards are granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. Currently 109,000 shares of stock awards subject to service requirements, 30,208 stock awards subject to performance requirements, 1,000 shares without restrictions, and 50,000 stock options were granted to plan participants under the 2007 Plan in 2007. The number of shares reserved for issuance is 2.0 million, of which 1,810,792 shares were available for future grant as of December 31, 2007.

The 1997 Plan permitted the granting of stock options which were granted at a price equal to or greater than fair market value of the Company’s common stock at the date of grant. Generally, stock options granted to non-employee directors vest equally over a period of 3 years from the date of grant. Stock options granted to employees generally vest equally over a period of 3-5 years from the date of grant. The Committee, at its discretion, established other vesting periods when appropriate. The number of shares reserved for issuance was 1.5 million, of which 1,031,300 shares were left unused as of December 31, 2007.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section of Note 11 below.

Since the adoption of SFAS No. 123(R), share-based compensation expense of $741,000 and $143,000 was recorded in the years ended December 31, 2007 and 2006, respectively. No equity compensation expense has been capitalized in inventory or fixed assets. See Note 1 for accounting treatment of share based awards prior to January 1, 2006.

Stock Options

The weighted-average fair value of stock options granted during 2007, 2006 and 2005, was estimated at $8.42, $4.68, and $2.29 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

•

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2007, 2006, and 2005 the Company utilized weighted-average volatility factors of 60%, 60%, and 68%, respectively.

•

Expected Term: The Company utilizes the “plain vanilla” method of determining the expected term based on the vesting schedules and terms of the stock options. For 2007, 2006, and 2005 the Company utilized weighted-average expected term factors of 6.25 years, 6.75 years, and 10 years, respectively.

•

Risk-Free Interest Rate: The Company’s risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues with the expected term of the stock options. For 2007, 2006, and 2005 the Company utilized weighted-average risk-free interest rate factors of 4.4%, 5.2%, and 4.6%, respectively.

•	Expected Dividends: No assumptions were made for expected dividends as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2007 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/06	283	$4.51
Granted	135	13.95
Forfeitures	—
Exercised	(38)	3.85
Outstanding at 12/31/07	380	7.93	7.9 years	$1,561
Exercisable at 12/31/07	126	3.13	6.1 years	$986

The Company received $144,000 of cash from employees who exercised 38,000 options during the year ended December 31, 2007 and $281,000 of cash from employees who exercised 101,000 options during the year ended December 31, 2006. The intrinsic value of these exercised options totaled $297,000 and $610,000 respectively.

Information related to all stock awards under the 2007 plan for the year ended December 31, 2007 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	—
Granted	140	$11.81
Vested	(1)	(12.69)
Forfeited	—
Nonvested, end of year	139	$11.81

In 2007 the Company recorded expense for restricted stock awards of $396,000. At December 31, 2007 there was $1.2 million of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

The total fair value of restricted shares vested during 2007 was $12,690.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

In 2006, investors exercised warrants for 366,564 shares of our common stock. We received $1.3 million of proceeds from the exercise of such Warrants, which proceeds were used as working capital. As a result of this exercise the December 31, 2006 fair value of these warrants was reduced to $0 and $842,000 was recorded as other income in the 2006 consolidated financial statements.

Former K&B Shareholders

In December 1999, as part of their employment contracts, warrants were granted to three of the former owners of K&B to purchase a total of 1,000,000 shares of our common stock at an exercise price of $2.9375 per share which was the fair market value on the date granted. These warrants became exercisable at the rate of 25% per year over the four years following December 1999. The warrants have a term of ten years.

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The shares sold by related party stockholders included 499,500 shares from the exercise of warrants by former K&B shareholders and 1,250,000 shares from the exercise of warrants by the Chief Executive Officer. The Company received a total of $4.7 million from the exercise of these related party selling shareholder warrants. The proceeds from such exercise were used to pay off a portion of the outstanding subordinated debt.

Related Party and Other

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In May 2007, all the outstanding subordinated debt was retired using the proceeds from a secondary offering as described in this Note 11. The early retirement of the related party subordinated debt resulted in a non-cash interest charge of $740,000 to expense the remaining unamortized discount on the notes.

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

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The shares sold by related party stockholders included 499,500 shares from the exercise of warrants by former K&B shareholders and 1,250,000 shares from the exercise of warrants by the Chief Executive Officer. The Company received a total of $4.7 million from the exercise of these related party selling shareholder warrants. The proceeds were used to pay off a portion of the outstanding subordinated debt.

In July, 2007, the Compensation Committee granted, 100,000 shares of restricted stock to the Chief Executive Officer under the 2007 Equity incentive plan. These shares vest ratably over a three year period.

Common Stock

In May 2007, we completed a secondary offering and sale of CECO common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.8 million. The proceeds were used to pay off all the outstanding subordinated debt of $5.7 million and all of the outstanding term notes of $7.5 million with the remaining $5.6 million being applied to the revolving credit line and accrued interest.

Treasury Stock

In 2006 we retired 37,300 shares of our common stock previously held as treasury shares.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, totaling $226,000.

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2007 and 2006, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2007	2006	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$5,806	$5,064	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$401	$461
Service cost	148	129	—	—
Interest cost	326	285	21	24
Actuarial (gain)/loss	146	553	(95)	(12)
Benefits paid	(234)	(225)	(50)	(72)

Projected benefit obligation at end of year	6,192	5,806	277	401

Change in plan assets:
Fair value of plan assets at beginning of year	4,243	3,649	—	—
Actual return on plan assets	214	335	—	—
Employer contribution	570	483	51	72
Benefits paid	(234)	(225)	(51)	(72)

Fair value of plan assets at end of year	4,793	4,242	—	—

Funded status	$(1,399)	$(1,564)	$(277)	$(401)

Defined benefit liabilities included in accounts payable and accrued expenses	—	—	$(45)	$(60)
Defined benefit liabilities included in other liabilities	$(1,399)	$(1,564)	(232)	(341)
Deferred tax benefit/ (expense) associated with AOCL	921	849	(31)	7
AOCL, net of tax	1,381	1,273	(47)	10

Net amount recognized	$903	$558	$(355)	$(384)

Other comprehensive income:
Net loss (gain)	$329	$555	$(95)	$(12)
Prior service cost (credit)	—	—	—	—
Amortization of transition asset/(obligation)	—	—	—	—
Amortization of prior service cost	(8)	(8)	—	—
Amortization of net actuarial loss	(141)	(90)	—	—

Total recognized in other comprehensive income	$180	$457	$(95)	$(12)

Accumulated other comprehensive income:
Net loss (gain)	$2,266	$2,078	$(78)	$17
Prior service cost	36	44	—	—
Prior transition (asset)/obligation	—	—	—	—

Amount recognized in accumulated other comprehensive income	$2,302	$2,122	$(78)	$17

Weighted-average assumptions used to determine benefit Obligations for the year ended December 31:
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	N/A	N/A
Compensation increase rate	N/A	N/A	N/A	N/A

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 45% debt securities and 55% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

For the year ended December 31, 2006, the Company incorrectly recorded its transition adjustment related to the adoption of SFAS No. 158. The Company reported its transition adjustment of $226,000 as a component of 2006 other comprehensive income (loss), rather than as a direct adjustment to the ending balance of accumulated other comprehensive loss.

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

The accumulated benefit obligation for our defined benefit plans was $6.0 million and $5.5 million at December 31, 2007 and 2006, respectively. Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2007 and 2006 is as follows:

$ in thousands	2007	2006
Projected benefit obligation	$6,192	$5,806
Accumulated benefit obligation	5,953	5,537
Fair value of plan assets	4,793	4,243

Based on current assumptions, estimated contributions of $615,000 may be required in 2008 for the pension plan and $47,000 for the retiree healthcare plan.

Included in other comprehensive income, net of related tax effect, were an increase in the minimum liability of $51,000 in 2007 and an increase of $492,000 in 2006.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

$ in thousands	2007	2006	2005
Service cost	$148	$129	$131
Interest cost	326	285	277
Expected return on plan assets	(398)	(338)	(303)
Net amortization and deferral	149	99	94

Net periodic benefit cost	$225	$175	$199

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.75%	5.75%	5.75%
Expected return on assets	8.50%	8.50%	8.50%
Compensation increase rate	N/A	N/A	N/A

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The net loss, prior service cost and transition (asset)/obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $142,000, $8,000 and $0, respectively.

The net periodic benefit cost (representing interest cost only) for the healthcare plan included in the accompanying consolidated statements of operations was $21,000, $25,000 and $26,000 for the years ended December 31, 2007, 2006 and 2005 respectively. The weighted average discount rate to determine the net periodic benefit cost for 2007 and 2006 was 5.75%.

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

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2008	Percentage of Plan Assets
		2007	2006
Asset Category:
Equity Securities	55%	56%	66%
Debt Securities and cash	45%	44%	34%

Total	100%	100%	100%

Estimated pension plan cash obligations are $282,000, $303,000, $320,000, $350,000 and $386,000 for 2008 – 2012, respectively, and a total of $2,285,000 for the years 2013 through 2017.

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

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $3.6 million, $3.4 million and $1.9 million for 2007, 2006 and 2005, respectively.

During July 2006, we merged the K&B and CFI’s profit sharing and 401(k) savings retirement plans for non-union employees. The merged plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We provide matching contributions of 50% of the first 6% of employee contributions.

We also made matching contributions and discretionary contributions of $353,000 and $202,000 during 2007 and 2006, respectively. In prior years, we made matching contributions and discretionary contributions of $52,000 during 2005 to the K&B plan, and $27,000 during 2005 to the CFI plan.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2008	$1,344
2009	1,225
2010	1,129
2011	769
2012	88

$4,555

Also as disclosed in Note 18, on February 29, 2008, the Company and Fisher-Klosterman, Inc. entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the assets of Fisher-Klosterman, Inc. The future annual minimum rental commitments incurred in connection with the acquisition are $269,750 in 2008, $323,700 in 2009, $136,200 in 2010, $98,700 in 2011 and $98,700 in 2012.

Total rent expense under all operating leases for 2007, 2006 and 2005 was $1,313,000, $766,000 and $613,000, respectively.

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

In March 2007, we entered into one, two and three-year employment agreements with three executives of Effox, Inc. The agreements provide for annual salaries, retention bonuses and bonuses for each employee, based on an incentive compensation plan tied to financial performance and attainment of goals.

In October 2007, we entered into a three-year employment agreements with a key executive of GMD, Inc. The agreement provides for annual salary, a retention bonus and a bonus based on an incentive compensation plan tied to financial performance and attainment of goals.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

$ in thousands	2007	2006	2005
Current:
Federal	$4,270	$1,420	$—
State	962	539	215

	5,232	1,959	215

Deferred:
Federal	(689)	(276)	328
State	(182)	85	104

	(871)	(191)	432

	$4,361	$1,768	$647

The income tax provision (benefit) differs from the statutory rate due to the following:

$ in thousands	2007	2006	2005
Tax expense at statutory rate	$3,626	$1,653	$74
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	593	265	24
Permanent differences, principally warrants and interest	36	(320)	415
Other	106	170	134

	$4,361	$1,768	$647

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

$ in thousands	2007	2006
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$315	$105
Deferred state taxes	172	233
Reserves on assets	467	152
Inventory	24	(162)

Current deferred tax asset (included in prepaid expenses and other current assets)	978	328

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(2,341)	(2,638)
Goodwill and intangibles	(1,548)	(1,408)
Other liabilities	(9)	63
Non-compete agreement	170	196
Minimum pension and postretirement liability	1,040	856
Federal and state net operating loss carryforwards	—	337
AMT credit carryforward	—	67

Net noncurrent deferred income tax liability	(2,688)	(2,527)

Net deferred tax liability	$(1,710)	$(2,199)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Gross deferred tax assets were $2.2 and $2.0 million at December 31, 2007 and 2006, respectively. Gross deferred tax liabilities were $3.9 and $4.2 million at December 31, 2007 and 2006, respectively.

We have no Federal net operating loss carryforwards at December 31, 2007 to be utilized in future years

We file a consolidated Federal income tax return.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for uncertainty in income taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $653,000 increase in the liability for unrecognized tax expense, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

Balance as of January 1, 2007	$653,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	244,000
Reductions for tax positions of prior years	(422,000)

Balance as of December 31, 2007	$475,000

Included in the balance at December 31, 2007, is a $148,000 tax position for which the ultimate outcome is highly certain. The Company recognizes interest accrued related to unrecognized tax expenses in interest expense and penalties in operating expenses. During the year ended December 31, 2007, the Company recognized approximately $96,000 in interest and penalties.

15.     Related Party Transactions

During 2007, we reimbursed Green Diamond Oil Corp. $10,000 per month for use of the space and other office expenses of our Toronto office. In 2007, 2006 and 2005, reimbursements were $120,000, $105,000 and $60,000 respectively. During 2007, 2006 and 2005, we paid fees of $360,000, $334,000 and $340,000 respectively, to Green Diamond for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Green Diamond.

16.     Backlog of Uncompleted Contracts from Continuing Operations (unaudited)

Our backlog of uncompleted contracts from continuing operations was $85.5 million and $97.1 million at December 31, 2007 and 2006, respectively.

17.     Acquisitions

On February 28, 2007, the Company, through its wholly owned subsidiary CECO Acquisition Corp., purchased substantially all of the assets of Effox, Inc. (“Effox”). We acquired Effox to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets.

The purchase price was approximately $12.2 million, consisting of net cash paid of approximately $6.9 million and liabilities assumed of approximately $5.3 million. Additionally, the former owners of Effox were entitled to earn-out payments of up to $1.0 million upon the attainment of specified gross profit amounts through

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

December 31, 2009. These gross profit amounts were attained in 2007 and $1.0 million has been recorded as an additional component of goodwill. The amortization of goodwill and intangibles is deductible for tax. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of closing adjusted for the final determination of the net asset values (dollars in thousands):

Current Assets	$6,522
Property and equipment	278
Intangible assets – finite life	984
Intangible assets – indefinite life	700
Goodwill	2,688
Other assets	1,049

Total assets acquired	12,221
Current liabilities assumed	(4,228)
Other liabilities assumed	(1,038)

Net assets acquired	$6,955

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Twelve Months Ended December 31,
	2007	2006
Net sales	$240,049	$164,297
Net income	$6,394	$4,283
Earnings per share:
Basic	$0.48	$0.38
Diluted	$0.46	$0.33

The pro forma results have been prepared for informational purposes only and include adjustments to convert Effox from the completed contract method of accounting to the percentage of completion method of accounting for contracts for which costs can reasonably be estimated, to amortize acquired intangible assets with finite lives, to reflect additional interest expense for debt incurred to finance the acquisition, and to adjust income tax expense based on the Company’s effective income tax rates during the periods presented. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

On October 31, 2007, CECO Environmental Corp. (the “Company”), GMD Acquisition Corp. (“Acquisition”), an indirectly owned subsidiary of the Company, and GMD Environmental Technologies, Inc., GMD Properties, Inc. and GMD Services, Inc. (collectively, “GMD”) entered into an Asset Purchase Agreement (“APA”), pursuant to which Acquisition acquired, for a purchase price of $1,400,000, substantially all of the assets of GMD (the “Asset Purchase”), which relate to the business currently conducted by GMD, including the design, manufacture, and sale of its air pollution control systems and the furnishing of installation services to customers. We acquired GMD to further expand our air pollution control capabilities to include Acid Gas Treatment, Hazardous Dust Conditioning and Off-Gas Cooling plus Solid Waste Recycling.

Additionally, the Company and Acquisition also entered into a Goodwill Purchase Agreement (“GPA”) with Gerald J. Reier and Lynda Reier (the “Sellers”), pursuant to which Acquisition acquired, for a purchase price of $1,600,000, all of the Sellers’ goodwill in the business of GMD (the “Goodwill Purchase”). The amortization of goodwill and intangibles is deductible for tax.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The Sellers are also entitled to an earn-out payment up to $1,000,000, payable approximately 39 months following closing, subject to GMD meeting certain financial thresholds. The closing for the Asset Purchase and Goodwill Purchase was completed on October 31, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of closing adjusted for the final determination of the net asset values (dollars in thousands):

Current Assets	$1,777
Property and equipment	15
Goodwill	1,546
Intangibles	300

Total assets acquired	3,638
Current liabilities assumed	(638)

Net assets acquired	$3,000

18.     Subsequent Event

On February 29, 2009, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.5 million, consisting of net cash paid of approximately $15.5 million, liabilities assumed of approximately $7.0 million and restricted common stock of $1.0 million. Additionally, the former owners of FKI are entitled to earn-out payments of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

Current Assets	$6,620
Property and equipment	1,810
Inventory	577
Goodwill and other intangibles	13,534
Other assets	941

Total assets acquired	23,482
Current liabilities assumed	(6,971)

Net assets acquired	$16,511

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.

19.     Major Customers

General Motors represented 26% of our consolidated net sales and 34% of our consolidated accounts receivable in 2007. No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2006 or 2005.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

20.     Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

$ in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007
Net Sales	$43,463	$59,247	$65,257	$67,986	$235,953
Income from operations	2,494	3,307	4,050	2,783	12,634
Net income (loss)	1,144	1,147	2,196	1,818	6,305
Basic earnings (loss) per share	0.10	0.09	0.15	0.12	0.47
Diluted earnings (loss) per share .	0.08	0.08	0.14	0.12	0.45

Year ended December 31, 2006
Net Sales	$24,382	$31,745	$37,734	$41,498	$135,359
Income from operations	696	1,240	1,664	2,447	6,047
Net income (loss)	(736)	1,562	1,067	1,201	3,094
Basic earnings (loss) per share	(0.07)	0.14	0.09	0.10	0.27
Diluted earnings (loss) per share .	(0.07)	0.12	0.08	0.09	0.24