Form 10-Q
period 2008-03-31
CECO ENVIRONMENTAL CORP
filed 2008-05-12
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street, Cincinnati, Ohio 45209

(Address of principal executive offices) (Zip Code)

513-458-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at May 1, 2008 —14,900,452

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2008

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$716	$656
Accounts receivable, net	37,024	47,736
Costs and estimated earnings in excess of billings on uncompleted contracts	17,216	11,541
Inventories	5,769	4,694
Prepaid expenses and other current assets	3,619	2,907

Total current assets	64,344	67,534

Property and equipment, net	11,304	9,284
Goodwill, net	26,848	14,761
Intangibles – finite life, net	2,901	1,480
Intangibles – indefinite life	2,895	2,095
Deferred charges and other assets	1,291	1,381

	$109,583	$96,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,000	$278
Accounts payable and accrued expenses	31,824	38,012
Billings in excess of costs and estimated earnings on uncompleted contracts	8,962	8,024

Total current liabilities	41,786	46,314
Other liabilities	2,138	2,178
Debt, less current portion	21,424	4,429
Deferred income tax liability	2,688	2,688

Total liabilities	68,036	55,609

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,038,372 and 14,927,292 shares issued in 2008 and 2007, respectively	150	149
Capital in excess of par value	41,989	40,796
Accumulated earnings	1,099	1,674
Accumulated other comprehensive loss	(1,335)	(1,337)

	41,903	41,282
Less treasury stock, at cost, 137,920 shares in 2008 and 2007	(356)	(356)

Total shareholders’ equity	41,547	40,926

	$109,583	$96,535

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data
	THREE MONTHS ENDED MARCH 31,
	2008	2007
Net sales	$46,862	$43,463

Costs and expenses:
Cost of sales, exclusive of items shown separately below	40,220	35,626
Selling and administrative	6,786	5,017
Depreciation and amortization	591	326

	47,597	40,969

(Loss) income from operations	(735)	2,494

Other income	—	3

Interest expense (including related party interest of $0 and $237, respectively)	(209)	(558)

(Loss) income before income taxes	(944)	1,939

Income tax (benefit) expense	(369)	795

Net (loss) income	$(575)	$1,144

Per share data:
Basic net (loss) income	$(0.04)	$0.10

Diluted net (loss) income	$(0.04)	$0.08

Weighted average number of common shares outstanding:
Basic	14,690,212	11,494,948

Diluted	14,690,212	13,487,849

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands	THREE MONTHS ENDED MARCH 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(575)	$1,144
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	591	326
Non cash interest expense included in net (loss) income	13	78
Non cash compensation expense – stock options	255	50
Deferred income taxes	—	337
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	15,315	(3,803)
Inventories	(479)	(367)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,135)	(2,391)
Prepaid expenses and other current assets	(507)	157
Deferred charges and other assets	77	35
Accounts payable and accrued expenses	(10,913)	3,641
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,383)	(285)
Other	(38)	(30)

Net cash used in operating activities	(1,779)	(1,108)

Cash flows from investing activities:
Acquisitions of property and equipment	(574)	(411)
Net cash paid for acquisition	(15,347)	(7,005)

Net cash used in investing activities	(15,921)	(7,416)

Cash flows from financing activities:
Net borrowings on revolving credit lines	12,717	8,459
Proceeds from exercise of stock options	43	42
Term debt borrowings	5,000	—

Net cash provided by financing activities	17,760	8,501

Net increase (decrease) in cash	60	(23)
Cash and cash equivalents at beginning of the period	656	445

Cash and cash equivalents at end of the period	$716	$422

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$898	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$251	$399

Income taxes	$330	$489

The notes to consolidated financial statements are an integral part of the above statement

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements and significant accounting policies.

The accompanying unaudited consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and of cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

The Company has only partially applied the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position (FSP) SFAS 157-2 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations.

The Company does not have any financial instruments that required a cumulative-effect adjustment to beginning accumulated earnings upon adoption. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

Financial instruments and fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing assets and liabilities, including assumptions about risk. These inputs can be readily observable,

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

market corroborated, or generally unobservable inputs. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the inputs used in the valuation techniques, the Company classifies the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability. Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable and long-term debt. The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, receivables and payables arising in the ordinary course of business and certain other assets, such as cash surrender life insurance approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization. The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market interest rates. The Company does not have any other financial instruments measured at fair value on a recurring basis that require further disclosure.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are placed with high-credit quality financial institutions and the Company does not believe that there is a significant concentration of credit risk associated with cash and cash equivalents. The Company believes that its credit risk associated with trade accounts receivable is limited based on the reputation of their customers, historical collection experience, and industry and geographic diversification of their customers. Credit limits, ongoing credit evaluation, and account monitoring procedures are utilized by management to minimize the risk of loss. The Company maintains an allowance to cover estimated credit losses.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. The standard is effective for the Company as of January 1, 2008; however, the Company did not elect the fair value option for any eligible items.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

EITF No. 06-11—In March 2007, the FASB ratified Emerging Issues Task Force (EITF) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. Then amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share –based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and therefore is effective for the Company in fiscal year 2008. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

3.	Inventories

$ in thousands
	March 31, 2008	December 31, 2007
Raw materials and subassemblies	$4,207	$3,625
Finished goods	706	293
Parts for resale	918	786
Reserve for obsolescence	(62)	(10)

	$5,769	$4,694

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands
	March 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$215,954	$161,604
Estimated earnings	29,351	20,639

	245,305	182,243
Less billings to date	(237,051)	(178,726)

	$8,254	$3,517

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,216	$11,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,962)	(8,024)

	$8,254	$3,517

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Goodwill and Intangible Assets

$ in thousands

	March 31, 2008		December 31, 2007
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,761	$2,095	$9,527	$1,395
Acquisitions	12,087	800	5,234	700

	$26,848	$2,895	$14,761	$2,095

	March 31, 2008		December 31, 2007
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,406	$863	$1,342	$844
Backlog	1,204	294	304	169
Customer Lists	1,300	132	800	83
Employment contracts	350	70	180	50

	$4,260	$1,359	$2,626	$1,146

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended March 31, 2008 was $213,000. Over the next five years amortization expense is $1.3 million in 2008, $608,000 in 2009, $408,000 in 2010, $350,000 in 2011 and $257,000 in 2012.

6.	Business Segment Information

Our structure and operational integration results in one segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the consolidated financial statements herein reflect the operating results of the segment.

7.	Earnings Per Share

For the three months ended March 31, 2008 and 2007, basic weighted average common shares outstanding were 14,690,212 and 11,494,948 respectively and diluted average common shares outstanding were 14,690,212 and 13,487,849, respectively. We consider outstanding options, warrants and unvested restricted stock in computing diluted net (loss) income per share only when they are dilutive. Options, warrants and unvested restricted stock of for the three months ended March 31, 2008, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. There were no adjustments to net (loss) income for the basic or diluted earnings per share computations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

Total bank debt at March 31, 2008 was $22.4 million and $4.7 million at December 31, 2007. The bank debt consists of $17.4 million due on the revolving line of credit and a term note totaling $5.0 million. Unused credit availability under our $30.0 million revolving line of credit at March 31, 2008 was $5.0 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of Fisher-Klosterman, Inc. (“FKI”) our credit facility (the “Bank Facility”) was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the two term notes of LIBOR plus 2.25%. Fees paid in connection with this amendment were $20,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended March 31,
$ in thousands	2008	2007
Retirement plan:
Service cost	$44	$37
Interest cost	91	81
Expected return on plan assets	(105)	(99)
Amortization of prior service cost	2	2
Amortization of net actuarial loss	35	35

Net periodic benefit cost	$67	$56

Health care plan:
Interest cost	4	5
Amortization of gain	(2)	—

Net periodic benefit cost	$2	$5

We made contributions to our defined benefit plans in the first quarter of 2008 totaling $116,000. We anticipate contributing $499,000 to fund the pension plan and $47,000 for the retiree health care plan during the remainder of fiscal of 2008.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The funded status for our post-retirement health care plan is calculated based on the accumulated post-retirement benefit obligation.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $255,000 and $50,000 during the quarters ended March 31, 2008 and 2007, respectively.

11.	Acquisition

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of FKI. We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million, liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands

Current assets	$6,934
Other assets	41
Property and equipment	1,823
Intangible assets – finite life	1,634
Intangible assets – indefinite life	800
Goodwill	12,087

Total assets acquired	23,319
Current liabilities assumed	(7,074)

Net assets acquired	$16,245

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2008	2007
Net sales	$52,754	$58,893
Net (loss) income	$(455)	$1,618
Earnings per share:
Basic	$(0.03)	$.14
Diluted	$(0.03)	$.12

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Income Taxes

The Company files income tax returns in the various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for uncertainty in income taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $653,000 increase in the liability for unrecognized tax expense, which was accounted for as a reduction to the January 1, 2007 balance of accumulated earnings. For the year ended December, 31, 2007, the Company recorded additional unrecognized tax benefits of $244,000 for tax positions relating to prior years and a reduction for tax positions relating to prior years of $422,000. Therefore, the unrecognized tax benefit as of December 31, 2007, was $475,000. Included in the balance at December 31, 2007, is a $148,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of December 31, 2007.

As of March 31, 2008, there has not been a material change to the Company’s unrecognized tax benefit. Accordingly, the unrecognized tax benefit is $475,000 as of March 31, 2008.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the minimum pension liability, and translation gains and losses for foreign operations. Comprehensive loss totaled $(574,000) for the three month period ended March 31, 2008 and comprehensive income totaled $1,143,000 for the three month period ended March 31, 2007.

14.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work of including installation. The change in accrued warranty expense is summarized in the following table:

$ in thousands	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Beginning Balance	$605	$24
Provision	25	23
Payments	(52)	(15)
Acquisition	—	489

Ending Balance	$578	$521

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the three-month period ended March 31, 2008 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2008	2007
Net sales	$46.9	$43.5
Cost of sales	40.2	35.7

Gross profit (excluding depreciation and amortization)	$6.7	$7.8
Percent of sales	14.2%	18.0%

Selling and administrative expenses	$6.8	$5.0
Percent of sales	14.5%	11.5%

Operating (loss) income	$(0.7)	$2.5
Percent of sales	(1.6)%	5.7%

Consolidated net sales for the first quarter were $46.9 million, an increase of 7.8% or $3.4 million compared to the same quarter in 2007. The comparative quarter-over-quarter growth in first quarter net sales was attributable to significant growth in our equipment group sales as the result of our acquisitions of Effox, Inc. (“Effox”), GMD Environmental Technologies, Inc. (“GMD”) and FKI plus modest growth in our component parts business offset by a typical seasonal decline in sales from our contracting group.

Orders booked in the first quarter of 2008 (including $14.0 million of acquired backlog of FKI) were $52.8 million as compared to $66.2 million during the first quarter of 2007. This was a decrease of $13.4 million or 20.2%.

First quarter 2008 gross profit was $6.7 million compared to gross profit of $7.8 million during the same period in 2007. Gross profit, as a percentage of sales, decreased to 14.2% in the first quarter 2008 from 18.0% in the comparable prior year quarter. This $1.1 million decrease was primarily the result of lower margins in our contracting group including the impact of significant costs incurred on a large project caused by customer scope changes and site conditions. We anticipate that we will be reimbursed for substantially all of these project costs, however, we will not record the revenue until revenue recognition criteria have been met.

Selling and administrative expenses increased by $1.8 million or 36.0% to $6.8 million during the first quarter of 2008 from $5.0 million in the same period of 2007. This was due primarily to additional months of selling and administrative costs of our recent acquisitions in the quarter ended March 31, 2008 as compared to the same period in 2007:

Effox - acquired March 1, 2007 – 2 additional months in 2008	$629,000
GMD - acquired November 1, 2007 – 3 months in 2008	190,000
FKI - acquired March 1, 2008 – 1 month in 2008	387,000

$1,206,000

Additionally, non-cash, stock based compensation costs increased by $205,000 and we incurred increases in salary and wage expenses and legal and professional costs related to Sarbanes-Oxley requirements which were offset by lower incentive compensation accruals.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Depreciation and amortization increased to $591,000 for the three months ended March 31, 2008 compared to $326,000 for the three months ended March 31, 2007. This was due to amortization of certain definite life intangibles related to our recent acquisitions as well as depreciation on machinery and equipment additions.

Operating income decreased by $3.2 million to a loss of $735,000 in the first quarter of 2008 compared to operating income of $2.5 million during the same quarter of 2007. This decrease was due to the factors previously mentioned.

Interest expense for the three months ended March 31, 2008 decreased by $349,000 to $209,000 from $558,000 during the first quarter of 2007. This decrease was due to elimination of all subordinated debt and reduction of outstanding bank borrowings on the Company’s credit facility as the result of a secondary offering in May 2007 as well as lower interest rates during the quarter partially offset by additional borrowings on February 29, 2008 for the acquisition of FKI.

Federal and state income tax benefits totaled $369,000 during the first quarter of 2008 compared to an income tax expense of $795,000 during the first quarter of 2007. The estimated federal and state income tax rate in the first quarter of 2008 was 39%, compared to 41% in 2007. Our statutory income tax rate is affected by certain permanent differences including expenses for stock based compensation in 2008 and market valuation of warrants and non-deductible interest expense in 2007.

Net loss for the quarter ended March 31, 2008 was $575,000 compared to a net income of $1.1 million for the same period in 2007.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of March 31, 2008 was $91.4 million compared to $85.5 million as of December 31, 2007. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

At March 31, 2008 and December 31, 2007, cash and cash equivalents totaled $716,000 and $656,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at March 31, 2008 was $22.4 million and $4.7 million at December 31, 2007. The bank debt consists of $17.4 million due on the revolving line of credit and a term note totaling $5.0 million. Unused credit availability under our $30.0 million revolving line of credit at March 31, 2008 was $5.0 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of FKI, our Bank Facility was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the two term notes of LIBOR plus 2.25%. Fees paid in connection with this amendment were $20,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2008	2007
Net cash used in operating activities	$(1,779)	$(1,108)

Net cash used in investing activities	(15,921)	(7,416)

Net cash provided by financing activities	17,760	8,501

Net increase (decrease)	$60	$(23)

Net cash used in operating activities increased by $0.7 million to $1.8 million in 2008 compared to cash used in operations of $1.1 million in 2007. Cash was used for a decrease in accounts payable and accrued expenses of $10.9 million, a decrease in billings in excess of costs on uncompleted contracts of $1.4 million, an increase in costs in excess of billings of $4.1 million and an increase in inventories of $.5 million. Cash was provided by decreases in accounts receivable of $15.3 million and other changes in working capital items provided cash of $77,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2008 and December 31, 2007 was $22.8 million and $20.8 million, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $574,000 for the first three months of 2008 compared with $411,000 for the same period in 2007. We manage our capital expenditures by evaluating the needs of our divisions to provide the necessary equipment needed to take advantage of the current level of sales. Additionally, capital expenditures

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

may be incurred depending on the ultimate disposition of our Cincinnati property. We are continuing our discussions with a potential purchaser for the sale of our Cincinnati property. The proceeds from this sale would be used to finance the acquisition of a replacement property. Net cash used to acquire the assets of FKI totaled $15.3 million for the first three months of 2008 and net cash used to acquire the assets of Effox, Inc. in the first three months of 2007 totaled $7.0 million.

Financing activities provided cash of $17.8 million during the first three months of 2008 compared with cash provided of $8.5 million during the same period of 2007. Cash was provided by borrowings on the bank credit facility of $12.7 million and an additional term note of $5.0 million for the three-month period ended March 31, 2008 compared to $8.5 million for the prior years quarter. The increase in bank borrowings resulted primarily from the acquisition of FKI described in Note 11.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated statements contained in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed on to our customers, operating income will be adversely affected.

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our Financial Close and Reporting Process, Information Technology Applications and Infrastructure, Segregation of Duties, and Entity-level Controls as further disclosed in Item 9A (“Management’s Annual Report on Internal Control Over Financial Reporting”) in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). A more complete description of these material weaknesses can be found in Item 9A of the 2007 Form 10-K. We acquired the assets of FKI effective on March 1, 2008, and it represented approximately 21% of our total assets as of March 31, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include FKI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses described above. The Company has taken the following actions to improve internal control over financial reporting:

•

Since December 31, 2007, the Finance division has been strengthened by the addition of an Assistant Controller in the Financial Analysis and General Accounting areas. The Company plans to continue to enhance the staffing and competency level within the Finance division.

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

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the identified material weaknesses. However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these new controls for, at least several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

The Company is committed to continuing to improve its internal control processes and will continue to review its disclosure controls and procedures and internal control over financial reporting. As management continues to evaluate and work to improve the Company’s controls, additional control deficiencies may be identified. Further, management may determine to take additional measures to address control deficiencies.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement dated February 20, 2008 (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 3, 2008.)

10.1	Third Amendment to Credit Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2008.)

10.2	Third Amended and Restated Revolving Credit Promissory Note dated February 29, 2008 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 3, 2008.)

10.3	Term Promissory Note dated February 29, 2008 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 3, 2008.)

10.4	Registration Rights Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 3, 2008.)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: May 12, 2008