Form 10-Q
period 2008-06-30
CECO ENVIRONMENTAL CORP
filed 2008-08-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at August 4, 2008 —14,949,352

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2008

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$863	$656
Accounts receivable, net	40,712	47,736
Costs and estimated earnings in excess of billings on uncompleted contracts	15,905	11,541
Inventories	6,376	4,694
Prepaid expenses and other current assets	3,256	2,907

Total current assets	67,112	67,534

Property and equipment, net	11,601	9,284
Goodwill, net	26,791	14,761
Intangibles – finite life, net	2,508	1,480
Intangibles – indefinite life	2,895	2,095
Deferred charges and other assets	1,378	1,381

	$112,285	$96,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,000	$278
Accounts payable and accrued expenses	32,516	38,012
Billings in excess of costs and estimated earnings on uncompleted contracts	12,255	8,024

Total current liabilities	45,771	46,314
Other liabilities	2,102	2,178
Debt, less current portion	18,835	4,429
Deferred income tax liability	2,688	2,688

Total liabilities	69,396	55,609

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,087,272 and 14,927,292 shares issued in 2008 and 2007, respectively	150	149
Capital in excess of par value	42,293	40,796
Accumulated earnings	2,128	1,674
Accumulated other comprehensive loss	(1,326)	(1,337)

	43,245	41,282
Less treasury stock, at cost, 137,920 shares in 2008 and 2007	(356)	(356)

Total shareholders’ equity	42,889	40,926

	$112,285	$96,535

The notes to consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net sales	$57,446	$59,247	$104,308	$102,710

Costs and expenses:
Cost of sales, exclusive of items shown separately below	46,616	49,336	86,836	84,962
Selling and administrative	7,977	6,204	14,763	11,221
Depreciation and amortization	795	400	1,386	726

	55,388	55,940	102,985	96,909

Income from operations	2,058	3,307	1,323	5,801

Other income	—	6	—	9

Interest expense (including related party interest of $0 and $864, and $0 and $1,101, respectively)	(370)	(1,160)	(579)	(1,718)

Income from continuing operations before income taxes	1,688	2,153	744	4,092
Income tax provision	659	1,006	290	1,801

Net income	$1,029	$1,147	$454	$2,291

Per share data:
Basic net income	$0.07	$0.09	$0.03	$0.19

Diluted net income	$0.07	$0.08	$0.03	$0.18

Weighted average number of common shares outstanding:
Basic	14,780,369	13,000,124	14,735,290	12,251,694

Diluted	15,207,924	13,577,836	15,186,105	12,848,505

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities:
Net income	$454	$2,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,386	726
Non cash interest expense included in net income	31	865
Compensation expense – stock awards	558	144
Deferred income taxes	—	337
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	11,627	(1,618)
Inventories	(1,086)	(1,724)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,824)	(3,625)
Prepaid expenses and other current assets	(11)	278
Deferred charges and other assets	(101)	72
Accounts payable and accrued expenses	(10,197)	8,622
Billings in excess of costs and estimated earnings on uncompleted contracts	1,910	(2,672)
Accrued income taxes	—	(284)
Other	(90)	52

Net cash provided by operating activities	1,657	3,464

Cash flows from investing activities:
Acquisition of property and equipment	(1,274)	(583)
Net cash paid for acquisition	(15,347)	(6,955)

Net cash used in investing activities	(16,621)	(7,538)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	10,378	(8,967)
Proceeds from secondary stock offering	—	14,168
Proceeds from exercise of warrants & options not under plan	—	4,687
Proceeds from exercise of stock options	43	70
Subordinated debt repayments	—	(5,743)
Term debt borrowings	5,000	—
Term debt repayments	(250)	—

Net cash provided by financing activities	15,171	4,215

Net increase in cash and cash equivalents	207	141
Cash and cash equivalents at beginning of the period	656	445

Cash and cash equivalents at end of the period	$863	$586

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$898	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$582	$1,035

Income taxes	$447	$2,850

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements and significant accounting policies.

The accompanying unaudited consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007 and the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and of cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three-month period and six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 with the Securities and Exchange Commission

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

Financial instruments and fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing assets and liabilities, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the inputs used in the valuation techniques,

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company classifies the inputs under a fair value hierarchy that ranks the inputs based on their quality and reliability. Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

SFAS 162—In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement will have a material impact on our financial statements.

3.	Inventories

$ in thousands

	June 30, 2008	December 31, 2007
Raw materials and subassemblies	$4,437	$3,625
Finished goods	1,052	293
Parts for resale	986	786
Obsolescence allowance	(99)	(10)

	$6,376	$4,694

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	June 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$228,998	$161,604
Estimated earnings	30,900	20,639

	259,898	182,243
Less billings to date	(256,248)	(178,726)

	$3,650	$3,517

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,905	$11,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,255)	(8,024)

	$3,650	$3,517

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Goodwill and Intangible Assets

$ in thousands

	June 30, 2008		December 31, 2007
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,761	$2,095	$9,527	$1,395
Acquisitions	12,030	800	5,234	700

	$26,791	$2,895	$14,761	$2,095

	June 30, 2008		December 31, 2007
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,406	$886	$1,342	$844
Backlog	1,204	570	304	169
Customer Lists	1,300	197	800	83
Employment contracts	350	99	180	50

	$4,260	$1,752	$2,626	$1,146

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months and six months ended June 30, 2008 was $393,000 and $606,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $694,000 for the remainder of 2008, $608,000 in 2009, $408,000 in 2010, $350,000 in 2011 and $257,000 in 2012.

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

For the three months ended June 30, 2008 and 2007, basic weighted average common shares outstanding were 14,780,369 and 13,000,124, respectively, while diluted average common shares outstanding were 15,207,924 and 13,577,836, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the six months ended June 30, 2008 and 2007, basic weighted average common shares outstanding were 14,735,290 and 12,251,694, respectively while diluted average common shares outstanding were 15,186,105 and 12,848,505, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options and warrants to purchase 385,000 shares for the three months and six months ended June 30, 2008 were not included in the computation of diluted earnings per share due to their exercise price being greater than the market price of the stock.

8.	Debt

Total bank debt at June 30, 2008 was $19.8 million and $4.7 million at December 31, 2007. The bank debt at June 30, 2008 includes $15.1 million due on the revolving line of credit. Unused credit availability under our $30.0 million revolving line of credit at June 30, 2008 was $ 6.9 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of Fisher-Klosterman, Inc. (“FKI”) our credit facility (the “Bank Facility”) was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the term note of LIBOR plus 2.25%. Fees paid in connection with this amendment were $72,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2008	2007	2008	2007
Retirement plan:
Service cost	$44	$37	$88	$74
Interest cost	91	81	182	162
Expected return on plan assets	(105)	(99)	(210)	(198)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial loss	35	35	70	70

Net periodic benefit cost	$67	$56	$134	$112

Health care plan:
Interest cost	$4	$5	$8	$10
Amortization of gain	(1)	—	(3)	—

Net periodic benefit cost	$3	$5	$5	$10

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to make $615,000 in contributions to the Pension Plan during the year ending December 31, 2008. As of June 30, 2008, $254,000 has been contributed to the Pension Plan and we plan on paying the balance of $361,000 during the remainder of Fiscal Year 2008.

The funded status for our post-retirement health care plan is calculated based on the accumulated post-retirement benefit obligation.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $304,000 and $94,000 during the quarters ended June 30, 2008 and 2007, respectively and $558,000 and $144,000 for the six months ended June 30, 2008 and 2007, respectively.

During 2008, the Company awarded 40,900 shares of performance-based, restricted stock with a fair value of $6.35 per share which vest subject to attainment of predetermined Company performance goals by fiscal year end 2008. These shares will vest on March 31, 2009, if certain minimum financial targets are attained. If the minimum level of performance is not attained by the end of 2008, these stock awards will be forfeited and all expense recognized to date will be reversed. Additionally, a total of 8,000 shares of restricted stock with a fair value of $7.19 per share were granted to four independent directors. These shares vest over a one year period.

11.	Acquisition

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“ FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million, liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts beginning March 1, 2008 through February 28, 2011. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$ in thousands

Current assets	$7,064
Other assets	41
Property and equipment	1,823
Intangible assets – finite life	1,634
Intangible assets – indefinite life	800
Goodwill	11,957

Total assets acquired	23,319
Current liabilities assumed	(7,074)

Net assets acquired	$16,245

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods

Six Months Ended June 30

	2008	2007
Net sales	$110,200	$125,637
Net income	$574	$2,754

Earnings per share:
Basic	$.04	$0.22
Diluted	$.04	$0.21

12.	Income Taxes

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

As of June 30, 2008, the unrecognized tax benefit was $499,000 which includes additional interest and penalties.

13.	Comprehensive Income

Comprehensive income consists of net income, changes in the minimum pension liability, and translation gains and losses for foreign operations. Comprehensive income totaled $1,038,000 and $1,145,000 during the quarters ended June 30, 2008 and 2007, respectively and $465,000 and $2,288,000 for the six months ended June 30, 2008 and 2007, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2008	2007	2008	2007
Beginning balance	$578	$521	$605	$24
Provision	25	87	50	110
Payments	(29)	(72)	(81)	(87)
Acquisition	—	—	—	489

Ending balance	$574	$536	$574	$536

15.	Subsequent events

On August 1, 2008, CECO Environmental Corp. (the “Company”), through a subsidiary, acquired all of the stock of Flextor Inc., a Quebec company (“Flextor”), pursuant to the terms of a Stock Purchase Agreement (the “SPA”) dated August 1, 2008, among the Company, 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antandamy Investments Inc. Flextor is a provider of engineered-to-order dampers and expansion joints for the power, natural gas, cement, smelting, incineration, and other industries.

Fisher-Klosterman, Inc. (“FKI”), a subsidiary of the Company, purchased all of the assets and assumed certain liabilities of Shideler, Inc. (f/k/a/ A.V.C. Specialists, Inc.) (“AVC”) on August 1, 2008 pursuant to an Asset Purchase Agreement (the “APA”) dated August 1, 2008 by and among FKI, AVC, and Thomas J. Shideler and Barbara Shideler.

The consideration paid for Flextor and AVC is approximately $8 million cash in the aggregate, subject, with respect to Flextor, certain adjustments, including a three year earn-out.

In connection with the Flextor acquisition, the Company issued a Subordinated Convertible Promissory Note (the “Note”) on July 31, 2008 in the amount of Canadian $5,000,000 (the “Subordinated Debt”) to Phillip DeZwirek, the Chairman and CEO of the Company. The Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. Interest payments are payable semi-annually subject to the Subordination Agreement with the Lender. The holder of the Note may convert at any time, commencing August 4, 2008, the outstanding principal and accrued and unpaid interest under the Note into common stock of the Company at a per share price of $5.83, the closing consolidated bid price immediately preceding the entering into of the Note.

The Note’s maturity date is the earlier of July 31, 2010 or six (6) months after repayment of the Bank Facility. The Note also matures in the event of (i) a merger or reorganization of the Company that results in a change of control, (ii) the sale of 50% of the assets of the Company, or (iii) any sale of any division of the Company in excess of $5 million.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The acquisitions were financed with the proceeds of such subordinated debt and from the Company’s Bank Facility.

CECO ENVIRONMENTAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2.	Results of Operations

Our consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2008	2007	2008	2007
Net sales	$57.4	$59.2	$104.3	$102.7
Cost of sales	46.6	49.3	86.8	85.0

Gross profit (excluding depreciation)	$10.8	$9.9	$17.5	$17.7
Percent of sales	18.8%	16.7%	16.8%	17.3%

Selling and administrative expenses	$8.0	$6.2	$14.8	$11.2
Percent of sales	13.9%	10.5%	14.2%	10.9%

Operating income	$2.1	$3.3	$1.3	$5.8
Percent of sales	3.7%	5.6%	1.2%	5.6%

Consolidated net sales for the second quarter decreased 3.0% or $1.8 million to $57.4 million in 2008 compared to $59.2 million in 2007. Consolidated net sales for the first six months of 2008 were $104.3 million, an increase of $1.6 million or 1.6% compared to $102.7 million in 2007. The decrease in revenues for the three months ended June 30, 2008 was due primarily to a decrease in contracting revenues which was substantially offset by increases in parts sales and equipment sales. The equipment sales increases were the result of additional sales from our recently acquired companies, Fisher Klosterman, Inc. (“FKI”) which was acquired on February 29, 2008 and GMD Environmental (“GMD”) which was acquired on October 1, 2007. Sales at Effox, Inc. (“Effox”), acquired February 28, 2007, also increased significantly on a quarter over quarter basis. The comparative six month growth in net sales was also attributable to significant increases in our equipment group sales as the result of our acquisitions of Effox, GMD and FKI plus increases in our component parts business offset by a typical first quarter seasonal decline in sales from our contracting group.

Orders booked were $54.1 million during the second quarter of 2008 and $106.9 million for the first six months of 2008, as compared to $63.3 million during the second quarter of 2007 and $129.5 million in the first half of 2007.

Second quarter 2008 gross profit was $10.8 million. This compares to gross profit of $9.9 million during the same period in 2007. Gross profit as a percentage of revenues for the three-month period ended June 30, 2008 increased 2.1% to 18.8% compared with 16.7% for the comparable period in 2007. This anticipated increase was primarily the result of increased sales of higher margin equipment and component parts offset by reduced margins in our contracting business group including the impact of significant ongoing costs incurred on a large project caused by customer scope changes and site conditions. We continue to anticipate that we will be reimbursed for substantially all of these project costs; however, we will not record the revenue until all revenue recognition criteria have been met.

Gross profit was $17.5 million for the first six months of 2008, a decrease of $.2 million compared to $17.7 million for the same period in 2007. Gross profit as a percentage of revenues for the first six months of 2008 decreased to 16.8 % compared to 17.3% for the same period in 2007. This decrease was the result of the same factors described for the second quarter further offset when combined with the typical first quarter seasonal decline in sales from our contracting group.

CECO ENVIRONMENTAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Selling and administrative expenses increased by $1.8 million or 29.0% from $6.2 million to $8.0 million during the second quarter and increased by $3.6 million, or 32.1% from $11.2 million to $14.8 million during the first six months of 2008 compared to 2007. Selling and administrative expense as a percentage of sales increased from 10.5% to 13.9% for the quarter ended June 30, 2008 and increased from 10.9% to 14.2% for the six months ended June 30, 2008. The increase for the quarter was due primarily to the addition of administrative costs from our new FKI and GMD divisions coupled with increases in selling and administrative wages, non-cash incentive compensation and Sarbanes-Oxley compliance costs. The increase for the six months ended June 30, 2008 was due to these same factors plus six months of selling and administrative costs from Effox for the six month period compared to four months of expenses for the same period in 2007.

Depreciation and amortization expense increased by $395,000 to $795,000 during the second quarter of 2008 from $400,000 in the same period of 2007 and increased by $660,000 to $1.4 million in the first six months of 2008 from $726,000 in the same period of 2007. These increases were the result of additional depreciation for machinery and equipment additions as well as amortization of definite life intangibles related to recent acquisitions.

Operating income was $2.1 million in the second quarter of 2008, a decrease of $1.2 million compared to operating income of $3.3 million during the same quarter of 2007. Operating income as a percent of sales in the second quarter of 2008 was 3.7% compared to 5.6% for the same period in 2007.

Operating income for the first six months of 2008 was $1.3 million, a decrease of $4.5 million compared to operating income of $5.8 million during the same period of 2007. Operating income as a percent of sales for the six months ended June 30, 2008 was1.2% compared to 5.6% for the same period in 2007.

Higher administrative costs was the primary factor for the decreases in operating income and operating margin percentages.

Interest expense decreased by $.8 million from $1.2 million in the second quarter of 2007 to $.4 million during the second quarter of 2008. Interest expense decreased by $1.1 million to $.6 million during the first six months of 2008 compared to $1.7 million during the first six months of 2007. The decrease for the quarter and six months ended June 30, 2008 was due primarily to the fact that the second quarter of 2007 included a non-cash interest charge of $740,000 to expense the remaining discount on the subordinated notes that were retired using the proceeds from our secondary stock offering in May 2007 and the resulting elimination of all subordinated debt and a reduction of outstanding bank borrowings on the Company’s credit facility. This reduction was partially offset by additional borrowings on February 29, 2008 for the acquisition of FKI.

Federal and state income tax provision was $.7 million during the second quarter of 2008 compared to $1.0 million during the second quarter of 2007. Federal and state income tax expense was $.3 million for the first six months of 2008 compared to a tax expense of $1.8 million in 2007. The federal and state income tax provision for the first six months of 2008 was 39%, which reflects the estimated effective tax rate for 2008. Our statutory income tax rate is affected by certain permanent differences including income or expense for market valuation of warrants, non-deductible interest expense related to the subordinated debt and non-deductible expense related to incentive stock options.

CECO ENVIRONMENTAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Net lncome for the quarter ended June 30, 2008 was $1.0 million compared with net income of $1.1million for the same period in 2007. Net income for the six months ended June 30, 2008 was $.5 million compared with a net income of $2.3 million for the same period in 2007.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of June 30, 2008 was $88.1 million compared to $85.5 million as of December 31, 2007. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. The Company’s principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2008 and December 31, 2007, cash and cash equivalents totaled $863,000 and $656,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at June 30, 2008 was $19.8 million and $4.7 million at December 31, 2007. The bank debt at June 30, 2008 includes $15.1 million due on the revolving line of credit. Unused credit availability under our $30.0 million revolving line of credit at June 30, 2008 was $6.9 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of Fisher-Klosterman, Inc. (“FKI”) our credit facility (the “Bank Facility”) was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of LIBOR plus 2% and rates for the term note of LIBOR plus 2.25%. Fees paid in connection with this amendment were $72,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

CECO ENVIRONMENTAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2008	2007
Net cash provided by operating activities	$1,657	$3,464
Net cash used in investing activities	(16,621)	(7,538)
Net cash provided by financing activities	15,171	4,215

Net increase	$207	$141

Cash provided by operating activities was $1.7 million in 2008 compared to cash provided by operating activities in 2007 of $3.5 million. Cash provided by operating activities for the first six months of 2008 was primarily the result of net income of $.5 million, non cash depreciation expense of $1.4 million, non cash compensation expense for stock awards of $558,000, a decrease of $11.6 million in accounts receivable and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.9 million offset by an decrease in accounts payable of $10.2 million, a decrease in costs and estimated earnings in excess of billings and estimated earnings of $2.8 million and an increase in inventories of $1.1 million. Other changes in working capital items provided cash of $ 191,000. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2008 and December 31, 2007 was $21.5 million and $20.8 million, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $1.3 million for the first six months of 2008 compared with $583,000 for the same period in 2007. Net cash used for the acquisition of FKI, which was financed by additional borrowings on the Company’s credit facility, amounted to $15.3 million. We are managing our capital expenditure spending in light of the current level of sales. We anticipate increased capital spending in 2008 which will be funded with cash provided by operating activities and additional borrowings on our revolving credit facility.

Financing activities provided cash of $15.2 million during the first six months of 2008 compared with cash provided by financing activities of $4.2 million during the same period of 2007. This consisted of additional borrowing on the credit facility of $10.4 million and new term debt of $5.0 million offset by debt repayments of $250,000.

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

CECO ENVIRONMENTAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

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

CECO ENVIRONMENTAL CORP

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

The remaining amount of loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed on to our customers, operating income will be adversely affected.

CECO ENVIRONMENTAL CORP

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our Financial Close and Reporting Process, Information Technology Applications and Infrastructure, Segregation of Duties, and Entity-level Controls as further disclosed in Item 9A (“Management’s Annual Report on Internal Control Over Financial Reporting “) in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). A more complete description of these material weaknesses can be found in Item 9A of the 2007 Form 10-K. We acquired the assets of FKI on February 29, 2008, and it represented approximately 21% of our total assets as of June 30, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include FKI. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP

PART II -OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting on May 21, 2008, the shareholders of CECO Environmental Corp. took the following actions:

1. Elected the following seven directors, constituting the entire Board of Directors, for terms to expire at the 2009 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Votes For	Votes Withheld
Richard J. Blum	10,110,897	3,474,355
Arthur Cape	10,172,976	3,412,276
Jason DeZwirek	10,038,477	3,546,775
Phillip DeZwirek	9,678,030	3,907,222
Thomas J. Flaherty	11,604,007	1,981,245
Ronald E. Krieg	10,172,676	3,412,576
Donald A. Wright	10,173,576	3,411,676

2. Ratified the appointment of Battelle and Battelle, LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2008 as follows:

Votes for:	13,531,401
Votes against:	41,138
Abstain:	12,710

ITEM 6.	EXHIBITS

10.1	Restricted Stock Award Agreement of Thomas J. Flaherty dated May 21, 2008

10.2	Restricted Stock Award Agreement of Arthur Cape dated May 21, 2008

10.3	Restricted Stock Award Agreement of Ronald E. Krieg dated May 21, 2008

10.4	Restricted Stock Award Agreement of Donald A. Wright dated May 21, 2008

10.5	Restricted Stock Award Agreement of David D. Blum dated May 29, 2008

10.6	Restricted Stock Award Agreement of Richard J. Blum dated May 29, 2008

10.7	Restricted Stock Award Agreement of Dennis W. Blazer dated May 29, 2008

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ DENNIS W. BLAZER
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: August 11, 2008