Form 10-Q
period 2008-09-30
CECO ENVIRONMENTAL CORP
filed 2008-11-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at November 3, 2008 – 14,323,231

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2008

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419	$656
Accounts receivable, net	42,033	47,736
Costs and estimated earnings in excess of billings on uncompleted contracts	16,146	11,541
Inventories	6,486	4,694
Prepaid expenses and other current assets	3,431	2,907

Total current assets	68,515	67,534
Property and equipment, net	12,079	9,284
Goodwill, net	32,505	14,761
Intangibles – finite life, net	2,155	1,480
Intangibles – indefinite life	2,895	2,095
Deferred charges and other assets	1,830	1,381

	$119,979	$96,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$19,265	$4,707
Accounts payable and accrued expenses	31,786	38,012
Billings in excess of costs and estimated earnings on uncompleted contracts	10,556	8,024
Accrued income taxes	102	—

Total current liabilities	61,709	50,743
Other liabilities	2,013	2,178
Debt, less current portion	4,400	—
Deferred income tax liability	2,688	2,688
Related party subordinated note	4,816	—

Total liabilities	75,626	55,609
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,087,272 and 14,927,292 shares issued in 2008 and 2007, respectively	150	149
Capital in excess of par value	42,581	40,796
Accumulated earnings	3,324	1,674
Accumulated other comprehensive loss	(1,346)	(1,337)

	44,709	41,282
Less treasury stock, at cost, 137,920 shares in 2008 and 2007	(356)	(356)

Total shareholders’ equity	44,353	40,926

	$119,979	$96,535

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Net sales	$55,238	$65,257	$159,546	$167,967

Costs and expenses:
Cost of sales, exclusive of items shown separately below	43,288	54,095	130,124	139,057
Selling and administrative	8,720	6,739	23,483	17,960
Depreciation and amortization	801	373	2,187	1,099

	52,809	61,207	155,794	158,116

Income from operations	2,429	4,050	3,752	9,851
Other income	—	—	—	9
Interest expense (including related party interest of $81 and $0, and $81 and $1,101, respectively)	(467)	(125)	(1,046)	(1,843)

Income from continuing operations before income taxes	1,962	3,925	2,706	8,017
Income tax provision	766	1,729	1,056	3,530

Net income	$1,196	$2,196	$1,650	$4,487

Per share data:
Basic net income	$.08	$.15	$.11	$.34

Diluted net income	$.08	$.14	$.11	$.33

Weighted average number of common shares outstanding:
Basic	14,821,253	14,633,479	14,764,154	13,054,347

Diluted	15,593,959	15,211,538	15,304,657	13,634,829

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,650	$4,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,187	1,099
Non cash interest expense included in net income	56	876
Compensation expense – stock awards	846	437
Deferred income taxes	—	337
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,312	(6,905)
Inventories	(1,046)	(756)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,621)	(2,316)
Prepaid expenses and other current assets	947	123
Deferred charges and other assets	(605)	(31)
Accounts payable and accrued expenses	(14,356)	10,946
Billings in excess of costs and estimated earnings on uncompleted contracts	140	(4,023)
Accrued income taxes	(243)	704
Other	(197)	32

Net cash provided by operating activities	1,070	5,010

Cash flows from investing activities:
Acquisitions of property and equipment	(1,589)	(1,187)
Net cash paid for acquisitions	(23,535)	(6,955)

Net cash used in investing activities	(25,124)	(8,142)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	14,558	(9,834)
Proceeds from secondary stock offering	—	14,137
Proceeds from exercise of warrants & options not under plan	—	4,687
Proceeds from exercise of stock options	43	172
Subordinated debt borrowing (repayments)	4,816	(5,743)
Term debt borrowings	5,000	—
Term debt repayments	(600)	—

Net cash provided by financing activities	23,817	3,419

Net (decrease) increase in cash and cash equivalents	(237)	287
Cash and cash equivalents at beginning of the period	656	445

Cash and cash equivalents at end of the period	$419	$732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$940	$1,106

Income taxes	$717	$3,484

Stock based consideration for acquisition	$898	$—

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007 and the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and of cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three-month period and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 with the Securities and Exchange Commission.

2.	New Accounting Standards

Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

The Company has only partially applied the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position (“FSP”) SFAS 157-2 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations.

The Company does not have any financial instruments that required a cumulative-effect adjustment to beginning accumulated earnings upon adoption. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the partial adoption of SFAS 157.

Financial instruments and fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

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

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. The standard was effective for the Company as of January 1, 2008; however, the Company did not elect the fair value option for any eligible items.

SFAS 141(R)—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required under SFAS 141. Included in fair value are contractual contingencies to the extent that it is more likely than not that such contingencies meet the definition of assets or liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The carrying value of such contractual contingencies remains unchanged until settled or until new information is obtained indicating the value of an asset is lower than acquisition-date fair value or that a liability is higher than acquisition-date fair value. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. SFAS 141(R) will be effective prospectively for business combinations with acquisition dates on or after January 1, 2009. Management believes this Statement could have a material impact on the Company’s financial statements depending on future acquisition plans.

EITF No. 06-11—In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share–based payment awards. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 and therefore is effective for the Company in fiscal year 2008. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

During June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is effective for fiscal years beginning after December 15, 2008. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This Issue does not address that second part of the scope exception in paragraph 11(a) of Statement 133. We are currently evaluating the impact this statement will have on our financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Inventories

$ in thousands

	September 30, 2008	December 31, 2007
Raw materials and subassemblies	$4,656	$3,625
Finished goods	966	293
Parts for resale	1,011	786
Obsolescence allowance	(147)	(10)

	$6,486	$4,694

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	September 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$208,006	$161,604
Estimated earnings	29,911	20,639

	237,917	182,243
Less billings to date	(232,327)	(178,726)

	$5,590	$3,517

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,146	$11,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,556)	(8,024)

	$5,590	$3,517

5.	Goodwill and Intangible Assets

$ in thousands

	September 30, 2008		December 31, 2007
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,761	$2,095	$9,527	$1,395
Acquisitions	17,744	800	5,234	700

	$32,505	$2,895	$14,761	$2,095

	September 30, 2008		December 31, 2007
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,406	$908	$1,342	$844
Backlog	1,204	829	304	169
Customer Lists	1,300	262	800	83
Employment contracts	350	128	180	50
Other	129	107	—	—

	$4,389	$2,234	$2,626	$1,146

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives of 17 years for patents, 12 to 18 months for backlog, 5 years for customer lists and 3 years for employment contracts. Amortization expense of finite life intangibles for the three months and nine months ended September 30, 2008 was $376,000 and $982,000, respectively. Over the next five years amortization expense for these finite life intangible assets will be $338,000 for the remainder of 2008, $618,000 in 2009, $417,000 in 2010, $351,000 in 2011 and $257,000 in 2012.

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

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. Options and warrants to purchase 490,000 shares for the three months and nine months ended September 30, 2008 were not included in the computation of diluted earnings per share due to their exercise price being greater than the market price of the stock. Additionally, the dilutive effect of convertible debt has been reflected by application of the if-converted method pursuant to SFAS No. 128, “Earnings per Share”. Accordingly, the numerator has been adjusted to add back or deduct the net-of-tax impact of related interest charges and foreign exchange gains totaling $8,000 for the three and nine month periods ended September 30, 2008.

8.	Debt

Total bank debt at September 30, 2008 was $23.7 million and $4.7 million at December 31, 2007. The bank debt at September 30, 2008 consists of $19.3 million due on the revolving line of credit and $4.4 million due on the term note. Unused credit availability under our $30.0 million revolving line of credit at September 30, 2008 was $4.7 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of Fisher-Klosterman, Inc. (“FKI”) our credit facility (the “Bank Facility”) was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of prime or LIBOR plus 2% and rates for the term note of prime or LIBOR plus 2.25%. Fees paid in connection with this amendment were $72,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

In connection with the acquisitions of Flextor, Inc. and AVC Specialists (“AVC”) the Bank Facility was amended again on August 1, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI and Fifth Third Bank, an Ohio banking corporation. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of prime or LIBOR plus 2% and rates for the term note of prime or LIBOR plus 2.25%. At September 30, 2008, we had elected the option to use the prime rate of 5%. Fees paid in connection with this amendment were $10,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the periods ended June 30, 2008, the Company determined that the outstanding borrowings under its revolving line of credit should be classified as current in accordance with FASB Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Accordingly, the accompanying balance sheet as of September 30, 2008 reflects all such borrowings ($18.3 million) as current obligations. Additionally, the accompanying December 31, 2007 balance sheet also presents such borrowings ($4.4 million) as a current obligation although such borrowings had previously been reflected as long-term obligations in the Company’s Form 10-K filed on March 17, 2008. Similarly, $16.4 million and $14.1. million of such borrowings should have been reflected as additional current obligations in the Company’s Form 10-Qs for the periods ended March 31, 2008, filed on May 12, 2008, and June 30, 2008, filed on August 11, 2008, respectively.

These reclassifications have no impact on debt covenant compliance, net income, cash flows or net shareholders’ equity as of and for the periods indicated above. The Company has started discussions with its lender with the intent to amend the Bank Facility in such a way that outstanding revolving line of credit borrowings will not be subject to EITF 95-22 and, if so amended, the requirement to classify this long-term debt as current may no longer apply. The Company can make no assurances that it will ultimately enter into such an amendment with its lender.

Additionally, on July 31, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Note”) in the amount of Canadian $5,000,000 (the “Subordinated Debt”) to Phillip DeZwirek, the Chairman and CEO of the Company. On August 14, 2008, the Company refinanced the Note. The Company repaid all outstanding principal and unpaid interest under the Note and cancelled the Note. On August 14, 2008, the Company issued a new Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 (the “Subordinated Debt”) to Icarus Investment Corp., a Canadian company which is controlled by Phillip DeZwirek and Jason DeZwirek, the Secretary and a Director of the Company. The Canadian $5,000,000 proceeds received by the Company were used to repay the Note. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. Since it is our intention to pay off the Note as quickly as possible, we are accruing interest at the rate of 10% per annum. Interest payments are payable semi-annually subject to the Subordination Agreement with Fifth Third Bank. The holder of the Note may convert at any time the outstanding principal and accrued and unpaid interest there under into common stock of the Company at a per share price of $4.75, a price greater than the closing consolidated bid price immediately preceding the issuance of the Note. The Note’s maturity date is the earlier of July 31, 2010 or six (6) months after repayment of the Bank Facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Subordinated Debt, provided that the Company is not in default under the Bank Facility.

9.	Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We also sponsor a post retirement health care plan for office employees retiring before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2008	2007	2008	2007
Retirement plan:
Service cost	$44	$37	$132	$111
Interest cost	91	81	273	243
Expected return on plan assets	(105)	(99)	(315)	(297)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial loss	35	35	105	105

Net periodic benefit cost	$67	$56	$201	$168

Health care plan:
Interest cost	$4	$5	$12	$15
Amortization of gain	(2)	—	(5)	—

Net periodic benefit cost	$2	$5	$7	$15

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to make $615,000 in contributions to the pension plan during the year ending December 31, 2008. As of September 30, 2008, $420,000 has been contributed to the pension plan and we plan on paying the balance of $195,000 during the remainder of Fiscal Year 2008.

The funded status for our post-retirement health care plan is calculated based on the accumulated post retirement benefit obligation.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $288,000 and $294,000 during the quarters ended September 30, 2008 and 2007, respectively, and $846,000 and $437,000 for the nine months ended September 30, 2008 and 2007, respectively.

During 2008, the Company awarded 40,900 shares of performance-based, restricted stock with a fair value of $6.89 per share which vest subject to attainment of predetermined Company performance goals by fiscal year end 2008. These shares will vest on March 31, 2009, if certain minimum financial targets are attained. If the minimum level of performance is not attained by the end of 2008, these stock awards will be forfeited and all expense

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

recognized to date will be reversed. Additionally, a total of 8,000 shares of restricted stock with a fair value of $7.19 per share were granted to four independent directors. These shares vest over a one year period.

During the quarter ended September 30, 2008, approximately $41,000 of previously recorded expense related to performance based grants was reversed due to the expectation that the related financial objectives will not be met.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48 (“Interpretation 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $653,000 increase in the liability for unrecognized tax expense, which was accounted for as a reduction to the January 1, 2007 balance of accumulated earnings. For the year ended December, 31, 2007, the Company recorded additional unrecognized tax benefits of $244,000 for tax positions relating to prior years and a reduction for tax positions relating to prior years of $422,000. Therefore, the unrecognized tax benefit as of December 31, 2007, was $475,000. The Company includes interest and penalties in the unrecognized tax benefit liability.

As of September 30, 2008, the unrecognized tax benefit was $495,000 which includes additional interest and penalties of $20,000.

12.	Acquisitions

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“ FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million (funded under the amended Bank Facility), liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands

Current assets	$6,934
Other assets	41
Property and equipment	1,823
Intangible assets – finite life	1,634
Intangible assets – indefinite life	800

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Goodwill	12,087

Total assets acquired	23,319
Current liabilities assumed	(7,074)

Net assets acquired	$16,245

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods.

	Nine Months Ended September 30
	2008	2007
Net sales	$165,438	$199,254
Net income	$1,770	$4,575
Earnings per share:
Basic	$0.12	$0.35
Diluted	$0.12	$0.33

On August 1, 2008, the Company, through a subsidiary, acquired all of the stock of Flextor Inc., a Quebec company (“Flextor”), pursuant to the terms of a Stock Purchase Agreement dated August 1, 2008, among the Company, 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antandamy Investments Inc. Additionally, the former owners are entitled to earn-out payments of up to $.5 million upon the attainment of specified gross profit amounts through July 31, 2011.

Flextor is a provider of engineered-to-order dampers and expansion joints for the power, natural gas, cement, smelting, incineration, and other industries. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands

Current assets	$5,247
Property and equipment	286
Intangible assets – finite life	16
Goodwill	5,058

Total assets acquired	10,607
Current liabilities assumed	(3,769)

Net assets acquired	$6,838

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

FKI, purchased all of the assets and assumed certain liabilities of Shideler, Inc. (f/k/a/ A.V.C. Specialists, Inc.) (“AVC”) on August 1, 2008 pursuant to an Asset Purchase Agreement dated August 1, 2008 by and among FKI, AVC, and Thomas J. Shideler and Barbara Shideler. Additionally, the former owners are entitled to earn-out payments of up to $.4 million upon the attainment of specified gross profit amounts through July 31, 2010. AVC is a provider of electrostatic precipitator components for the power, refining, petrochemical, pulp and paper, cement, and other industries.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands

Current assets	$486
Property and equipment	302
Goodwill	636

Total assets acquired	1,424
Current liabilities assumed	(74)

Net assets acquired	$1,350

These two acquisitions, which were not considered significant subsidiaries, were financed with a combination of the proceeds of the Subordinated Debt described in Note 8 and the Bank Facility.

13.	Comprehensive Income

Comprehensive income consists of net income, changes in the minimum pension liability, and translation gains and losses for foreign operations. Comprehensive income totaled $1,175,000 and $2,195,000 during the quarters ended September 30, 2008 and 2007, respectively and $1,640,000 and $4,483,000 for the nine months ended September 30, 2008 and 2007, respectively. The accumulated comprehensive loss balance as of September 30, 2008 was $1,346,000.

14.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. The change in accrued warranty expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2008	2007	2008	2007
Beginning balance	$574	$536	$605	$24
Provision	59	84	109	193
Payments	(29)	(68)	(110)	(154)
Acquisition	77	—	77	489

Ending balance	$681	$552	$681	$552

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	Subsequent Events

On October 9, 2008, the Company purchased 626,121 shares of its common stock for an aggregate amount of $1,565,303 from an institutional investor. The stock repurchase was financed with our Bank Facility.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($’s in millions)	2008	2007	2008	2007
Net sales	$55.2	$65.3	$159.5	$168.0
Cost of sales	43.2	54.1	130.1	139.1

Gross profit (excluding depreciation and amortization)	$12.0	$11.2	$29.4	$28.9
Percent of sales	21.7%	17.1%	18.4%	17.2%

Selling and administrative expenses	$8.7	$6.7	$23.5	$18.0
Percent of sales	15.8%	10.3%	14.7%	10.7%

Operating income	$2.4	$4.1	$3.8	$9.9
Percent of sales	4.3%	6.3%	2.4%	5.9%

Consolidated net sales for the third quarter were $55.2 million, a decrease of $10.1 million or 15.5% compared to $65.3 million for the same quarter in 2007. Consolidated net sales for the first nine months of 2008 were $159.5 million, a decrease of $8.5 million or 5.1% compared to the same period in 2007. This decline in sales for both the three month and nine month periods was due primarily to a decrease in sales for our contracting divisions partially offset by increases in sales of component parts and equipment. New acquisitions provided $11.1 million of additional revenues for the quarter and $32.2 million for the nine month period. New orders booked were $54.0 million (including acquired backlog of $3.8 million) during the third quarter of 2008 and $160.9 million (including acquired backlog of $17.8 million) for the first nine months of 2008, as compared to $35.7 million during the third quarter of 2007 and $165.2 million in the first nine months of 2007. The increase in bookings for the quarter is not necessarily indicative of an increase in demand for our products and services because types and sizes of orders vary from quarter to quarter and the flow of orders is not consistent.

Third quarter 2008 gross profit increased by $0.8 million or 7.1% to $12.0 million compared to a gross profit of $11.2 million during the same period in 2007. Gross profit for the quarter as a percentage of sales increased by 4.6 percentage points to 21.7% from 17.1% due to changes in product mix driven primarily by higher margin equipment sales. For the first nine months of 2008, gross profit increased by $0.5 million or 1.7% to $29.4 million compared to $28.9 million for the same period in 2007. Gross profit as a percentage of sales increased by 1.2 percentage points to 18.4% from 17.2% in 2007. This increase was also due to the same changes in product mix as discussed for the three month period.

Selling and administrative expenses increased by $2.0 million or 29.4% to $8.7 million during the third quarter of 2008 from $6.7 million in the same period of 2007. The increase was due primarily to additional selling and administrative expenses of $1.9 million from our latest 2008 acquisitions: Fisher Klosterman, Inc. (“FKI”), Flextor, Inc. and AVC Specialists as well as $0.2 million for three additional months of GMD Environmental (acquired November 1, 2007) expenses for the current

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(unaudited)

quarter compared to none last year. Selling and administrative expenses as a percent of sales increased by 5.5 percentage points from 10.3% in the 2007 quarter to 15.8% in the 2008 quarter. Selling and administrative expenses increased by $5.5 million or 30.6% to $23.5 million during the first nine months of 2008 from $18.0 million in the same period of 2007. This nine month increase consisted of two additional months of Effox, (acquired March 1, 2007), selling and administrative expenses in 2008 totaling $0.7 million, plus additional selling and administrative expenses of $4.6 million for the 2008 acquisitions discussed previously. Selling and administrative expenses as a percent of sales increased by 4.0 percentage points from 10.7% in the 2007 nine month period compared to 14.7% for the nine months ended September 30, 2008.

Depreciation and amortization increased from $0.4 million in the 2007 third quarter to $0.8 million during the third quarter of 2008 and in the first nine months from $1.1 million in 2007 to $2.2 million in 2008. Amortization of finite life intangibles resulting from acquisitions amounted to $376,000 and $982,000, respectively for the quarter and nine month periods.

Operating income decreased by approximately $1.7 million or 41.5% to $2.4 million in the third quarter of 2008 compared to operating income of $4.1 million during the same quarter of 2007. The impact of lower revenues offset by higher margins due to changing product mix in the third quarter, accompanied by related additions from acquisitions of selling and administrative expenses, were the primary factors for the decrease in operating income. Operating income for the first nine months of 2008 decreased by $6.1 million or 61.6% to $3.8 million compared to operating income of $9.9 million during the same period of 2007. This decrease was also due to the impact of decreased revenues and higher margins due to changing product mix in the nine month period, offset by related increases in selling and administrative expenses.

Interest expense for the three months ended September 30, 2008 increased by $0.4 million to $0.5 million compared to $0.1 million during the third quarter of 2007. This increase was due to higher outstanding loan balances on the Company’s credit facility and the addition of subordinated debt used to finance acquisitions in 2008.

Interest expense for the nine months ended September 30, 2008 decreased by $0.8 million to $1.0 million compared to $1.8 million during the first nine months of 2007. The 2007 interest expense included a non-cash charge of $0.7 million to expense the remaining discount on the subordinated notes that were retired using the proceeds from our secondary stock offering in May 2007.

Federal and state income tax provision was $0.8 million during the third quarter of 2008 compared to $1.7 million during the third quarter of 2007. Federal and state income tax expense was $1.1 million for the first nine months of 2008 compared to a tax expense of $3.5 million in 2007.

The federal and state income tax expense for the three months and nine months ended September 30, 2008 was 39% of income from operations before income taxes. Our effective income tax rate is affected by certain permanent timing differences including non-deductible compensation expense related to the issuance of incentive stock options. The federal and state income tax expense for the three months ended September 30, 2007 was 44% of income from operations before income taxes.

Net income for the quarter ended September 30, 2008 was $1.2 million compared with net income of $2.2 million for the same period in 2007. Net income for the nine months ended September 30, 2008 was $1.7 million compared with a net income of $4.5 million for the same period in 2007. This decrease in net income for the quarter and for the nine months ended September 30, 2008 was the result of the previously discussed factors.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(unaudited)

Backlog

Our backlog consists of the amount of revenues we expect from full performance of orders we have received that have not been completed for products and services we expect to substantially ship and deliver within the next 12 months. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future.

Our backlog, as of September 30, 2008 was $86.9 million compared to $85.5 million as of December 31, 2007. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the projects, weather, and labor availability also can have an affect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, available borrowings under our revolving credit facility and secondary equity offerings. Our principal uses of cash are operating costs, debt service, capital expenditures, working capital and other general corporate requirements.

At September 30, 2008 and December 31, 2007, cash and cash equivalents totaled $419,000 and $656,000 respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our debt.

Total bank debt at September 30, 2008 was $23.7 million and $4.7 million at December 31, 2007. The bank debt at September 30, 2008 consists of $19.3 million due on the revolving line of credit and $4.4 million due on the term note. Unused credit availability under our $30.0 million revolving line of credit at September 30, 2008 was $4.7 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

In connection with the acquisition of Fisher-Klosterman, Inc. (“FKI”) our credit facility (the “Bank Facility”) was amended on February 29, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI Acquisition Corp. and Fifth Third Bank, an Ohio banking corporation. The Bank Facility, as amended, consisted of a new term loan in the amount of $5.0 million and an increased revolving line of credit of up to $30.0 million. Credit availability is determined under our revolver on an asset based calculation which is determined by multiplying qualified accounts receivable times a factor of 70% and raw material inventories by a factor of 50%. This resulting availability is then reduced by outstanding letters of credit. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of prime or LIBOR plus 2% and rates for the term note of prime or LIBOR plus 2.25%. Fees paid in connection with this amendment were $72,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(unaudited)

In connection with the acquisitions of Flextor, Inc. and AVC Specialists (“AVC”) the Bank Facility was amended again on August 1, 2008. The amended agreement was entered into by CECO Environmental Corp., the CECO group of companies, FKI and Fifth Third Bank, an Ohio banking corporation. Terms of the agreement, which runs through January 31, 2010, include a continuation of the current borrowing rates for the credit line of prime or LIBOR plus 2% and rates for the term note of prime or LIBOR plus 2.25%. At September 30, 2008, we had elected the option to use the prime rate at a rate of 5%. Fees paid in connection with this amendment were $10,000 and we deferred these fees and began amortizing them as an adjustment to interest expense over the remaining term of the arrangement.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the periods ended June 30, 2008, the Company determined that the outstanding borrowings under its revolving line of credit should be classified as current in accordance with FASB Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Accordingly, the accompanying balance sheet as of September 30, 2008 reflects all such borrowings ($18.3 million) as current obligations. Additionally, the accompanying December 31, 2007 balance sheet also presents such borrowings ($4.4 million) as a current obligation although such borrowings had previously been reflected as long-term obligations in the Company’s Form 10-K filed on March 17, 2008. Similarly, $16.4 million and $14.1. million of such borrowings should have been reflected as additional current obligations in the Company’s Form 10-Qs for the periods ended March 31, 2008, filed on May 12, 2008, and June 30, 2008, filed on August 11, 2008, respectively.

These reclassifications have no impact on debt covenant compliance, net income, cash flows or net shareholders’ equity as of and for the periods indicated above. The Company has started discussions with its lender with the intent to amend the Bank Facility in such a way that outstanding revolving line of credit borrowings will not be subject to EITF 95-22 and, if so amended, the requirement to classify this long-term debt as current may no longer apply. The Company can make no assurances that it will ultimately enter into such an amendment with its lender.

Additionally, on July 31, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Note”) in the amount of Canadian $5,000,000 (the “Subordinated Debt”) to Phillip DeZwirek, the Chairman and CEO of the Company. On August 14, 2008, the Company refinanced the Note. The Company repaid all outstanding principal and unpaid interest under the Note and cancelled the Note. On August 14, 2008, the Company issued a new Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 (the “Subordinated Debt”) to Icarus Investment Corp., a Canadian company which is controlled by Phillip DeZwirek and Jason DeZwirek, the Secretary and a Director of the Company. The Canadian $5,000,000 proceeds received by the Company were used to repay the Note. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. Since it is our intention to pay off the Note as quickly as possible, we are accruing interest at the rate of 10% per annum. Interest payments are payable semi-annually subject to the Subordination Agreement with Fifth Third Bank. The holder of the Note may convert at any time the outstanding principal and accrued and unpaid interest there under into common stock of the Company at a per share price of $4.75, a price greater than the closing consolidated bid price immediately preceding the issuance of the Note. The Note’s maturity date is the earlier of July 31, 2010 or six (6) months after repayment of the Bank Facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Subordinated Debt, provided that the Company is not in default under the Bank Facility.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2008	2007
Net cash provided by operating activities	$1,070	$5,010
Net cash used in investing activities	(25,124)	(8,142)
Net cash provided by financing activities	23,817	3,419

Net (decrease) increase	$(237)	$287

Cash provided by operating activities was $1.1 million in 2008 compared to cash provided in 2007 of $5.0 million. Cash provided by operating activities for the first nine months of 2008 was the result of net income of $1.7 million plus non-cash charges for depreciation and amortization of $2.2 million, non cash charges for stock based compensation of $0.8 million, a decrease in accounts receivable of $14.3 million and a decrease in prepaid expenses of $0.9 million offset by decreases in accounts

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(unaudited)

payable and accrued expenses of $14.4 million, an increase in costs and estimated earnings in excess of billings of $2.6 million, an increase in inventory of $1.0 million and an increase in deferred charges and other assets of $0.6 million. Other changes in working capital items used cash of $0.2 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2008 and December 31, 2007 was $25.7 million and $20.8 million, respectively.

Net cash used in investing activities related to capital expenditures for property and equipment of $1.6 million compared with $1.2 million for the same period in 2007 and new business acquisitions of $23.5 million for the first nine months of 2008 compared with $7.0 for 2007. We are managing our capital expenditure spending in light of the current level of sales. Additionally, capital expenditures may be incurred depending on the ultimate disposition of our Cincinnati property.

Financing activities provided cash of $23.8 million during the first nine months of 2008 compared with cash provided of $3.4 million during the same period of 2007. The 2008 cash flows consisted primarily of additional borrowing on the credit facility of $14.6 million, new term debt of $5.0 million and new subordinated debt of $4.8 million offset by term debt repayments of $600,000.

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

Interest Rate Management

We may use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. The Company has not entered into any interest rate swap contracts as of September 30, 2008.

The remaining amount of loans outstanding under the Bank Facility bear interest at the floating rates as described in Note 8.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed on to our customers, operating income will be adversely affected.

CECO ENVIRONMENTAL CORP.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our Financial Close and Reporting Process, Information Technology Applications and Infrastructure, Segregation of Duties, and Entity-level Controls as further disclosed in Item 9A (“Management’s Annual Report on Internal Control Over Financial Reporting ”) in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). A more complete description of these material weaknesses can be found in Item 9A of the 2007 Form 10-K.

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

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting including our disclosure controls and procedures and will, over time, address the identified material weaknesses. However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these new controls for at least several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

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

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6.	EXHIBITS

2.1	Stock Purchase Agreement dated August 1, 2008 among CECO Environmental Corp., 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antandamy Investments Inc. (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 4, 2008.)

2.2	Asset Purchase Agreement dated as of August 1, 2008 by and among Fisher-Klosterman, Inc., Shideler, Inc. (f/k/a A.V.C. Specialists, Inc.), and Thomas J. Shideler and Barbara Shideler (Incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on August 4, 2008.)

10.1	Fourth Amendment to Credit Agreement dated August 1, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2008.)

10.2	Subordinated Convertible Promissory Note of CECO Environmental Corp. in the principal amount of Canadian $5,000,000 dated as of July 31, 2008 in favor of Phillip DeZwirek (repaid August 14, 2008)

10.3	Subordinated Convertible Promissory Note of CECO Environmental Corp. in the principal amount of Canadian $5,000,000 dated as of August 14, 2008 in favor of Icarus Investment Corp., an Ontario corporation

10.4	Security Agreement dated as of August 14, 2008 by the Company and its United States subsidiaries in favor of Icarus Investment Corp., an Ontario corporation

10.5	Registration Rights Agreement dated as of August 14, 2008 between CECO Environmental Corp. and Icarus Investment Corp., an Ontario corporation

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: November 10, 2008