Form 10-K
period 2008-12-31
CECO ENVIRONMENTAL CORP
filed 2009-03-16
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2008): $53,740,925

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,323,231 shares of common stock, par value $0.01 per share, as of March 13, 2009.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2009 are incorporated by reference into Part III.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: the affect of the unfavorable global, national and local economic conditions on our customers and our businesses, the affect of the current banking crisis on our ability to effect our business plans and strategies, the changing political conditions in the United States and other countries, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors”, which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

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

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, “K&B Duct”, “H.M. White”, “Effox”, “GMD Environmental”, “FKI”, “Flextor”, and “A.V.C.” to multiple end markets, a broad group of customers and for a wide range of applications.

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

•

Acquired the assets of Effox, Inc., or Effox, a leading producer of dampers and expansion joints, on February 28, 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Acquired the assets of GMD Environmental Technologies, or GMD Environmental, on October 31, 2007 to further expand our air pollution control capabilities to include Acid Gas Treatment, Hazardous Dust Conditioning and Off-Gas Cooling plus Solid Waste Recycling.

•

Acquired on February 29, 2008, the assets of Fisher-Klosterman, Inc., or FKI, which produces air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China.

•

Acquired on August 1, 2008, Flextor, Inc., or Flextor, of Montreal, Canada. Flextor, like Effox, is a producer of dampers and expansion joints. The addition of Flextor gives us a greater international presence in that market, especially in Latin America.

•

Acquired on August 1, 2008, the assets of A.V.C. Specialists, or A.V.C. A.V.C. produces replacement parts for electrostatic precipitators. Their primary markets are the refining and power industries. A.V.C.’s operations fit well as a division of FKI.

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

Diversified End Markets and Customer Base. The diversity of our end markets and customer base provides us with multiple growth opportunities. As of December 31, 2008, we had a diversified customer base of more than 3,000 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, foundry, ethanol, power and metals companies, including General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., America Honda Motor Co., Inc., The Boeing Company, Corning Incorporated, Toyota North America, Inc., The Babcock & Wilcox Company, Alcoa, Inc., Valero, and Alstom. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular client. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of approximately 20 years of experience in the air pollution control and industrial ventilation industry. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 151 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complementary product or service offerings into our family of companies. In February 2006, we integrated H.M. White, which provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. In February 2007, we acquired Effox, Inc., which has granted us access to the multi-billion dollar energy, power and utility markets. In October 2007, we acquired

GMD Environmental which we believe will further expand our air pollution control capabilities in additional markets, particularly cupola emission control systems and gas treatment equipment. More recently, in February 2008, we acquired FKI, which we believe will give us expanded access to the petroleum and power industries and will give us a manufacturing presence in China. In August 2008, we acquired Flextor which added an international scope to Effox’s business. In that same month we also acquired A.V.C., which added more parts capability to FKI. We believe that the breadth and diversity of our products and services and our ability to deliver a turnkey solution to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry.

Industry Overview

We serve a large industry that has grown steadily over the last several years. The market for air pollution control and industrial ventilation products is a multi-billion dollar market that has grown rapidly and is highly fragmented. Today, more so than ever, people demand to live in a world of clean air and water and an environment that is free of industrial pollutants.

We believe demand for air pollution control and industrial ventilation products in the U.S. and abroad has recently and will continue to be driven by several key factors:

•

Favorable Regulatory Environment. The adoption of increasingly stringent environmental regulations in the U.S. and abroad forces businesses to pay strict attention to environmental protection. Businesses and industries of all types—from aerospace, brick, cement, ceramics, and metalworking to ethanol, automobile, food, foundries, power plants, woodworking, printing, tobacco and pharmaceuticals—must comply with these various international, federal, state and local government environmental regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Regulations range from the air quality standards promulgated by the Environmental Protection Agency (“EPA”) to Occupational Safety and Health Administrative Agency (“OSHA”) standards regulating allowable contaminants in workplace environments.

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

•

Worldwide Industrialization. Global trade has increased significantly over the last couple of years driven by growth in emerging markets, including China and India as well as other developing nations in Asia and Latin America. Furthermore, as a result of globalization, manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues and we expect more rigorous environmental regulations will be introduced to create a cleaner and safer working environment and reduce environmental emissions as these economies evolve.

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

Expand Customer Base and Penetrate End Markets. We constantly look for opportunities to penetrate new customers, geographic locations and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the formation of a CECO Energy Management Team, or CEMT, the strategic integration of H.M. White in February 2006, the strategic acquisition of Effox in February 2007, and the strategic acquisition of GMD Environmental in October 2007. CEMT ties together all of the pollution control specialties of the CECO family of companies and offers customers a complete plant-wide energy reduction strategy, which allows us to cross-sell our complete solution of products and services to both existing and new customers and create synergies between our many specialties. Our strategic integration of H.M. White provided us valuable access to the automotive market with a complete turnkey engineering, design, manufacturing and installation of air pollution control systems. We believe that our strategic acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets. The acquisition of Flextor in August 2008 expanded Effox’s business internationally. Our strategic acquisition of GMD Environmental will allow us access to additional air pollution control markets, especially in foundries which are now under a new area source emissions rule as of December 2007. Our acquisition of FKI will, we believe, expand our access to the petroleum and power markets and also provides us with a manufacturing facility in China. The acquisition of A.V.C. in August 2008 added additional parts sales to FKI’s business. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities both domestically and abroad, including international projects in China, Mexico and India.

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

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,000 active customers as of December 31, 2008, across a broad base of industries, including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, wood working, chemicals, tobacco, glass, automotive and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

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

The air pollution control and industrial ventilation industry is highly fragmented, which may present acquisition opportunities, particularly companies that produce types of pollution control equipment that we do not currently manufacture or companies that have system expertise in a particular industry that we do not currently serve or feel that we under serve, or who, by integrating into our existing family of companies would make us a dominant player in that particular market. In short we are looking to expand into horizontal markets that will strategically broaden our product and service offering and gain access to new customers and end markets. We believe that there is an ongoing trend among customers to utilize fewer suppliers in order to simplify procurement, increase manufacturing efficiency and generally reduce costs. We believe our reputation as an established, reliable and responsible provider of complete turnkey solutions makes us an attractive acquirer. However, our ability to expand through acquisition may be limited in the near future due to the worsening economic climate, and in particular the tightening of credit markets.

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

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Contracting
	• Turnkey Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

	• Turnkey Design, Build, Install: - Airhouses - Conveyors - Dust Collectors • Custom Sheet Metal Fabrication	• Automotive • Electronic • Metal Finishing	• Washing • Paint/Finishing Booths • Ovens • Process Ventilation • Dust Collection

Equipment
	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

	• Design and manufacture: - Dampers - Expansion Joints • Aftermarket service	• Coal-Fired Power Plants • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
	• Design and manufacture: - Dampers - Expansion Joints • Aftermarket Service	• Coal-Fired Power Plants • Chemical Processing • Refining • International Customers	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

	• Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap • Venturi Scrubbers • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/ Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers • General Ventilation

	• Turnkey Design, Build, Install: - Pulsejet Baghouses - Reverse Air Baghouses - Pulsejet Cartridge Filters	• Cement • Lime • Steel • Foundry	• Collection: - Dust - Dry Particulate Matter - Kiln Exhaust - Raw Mill Exhaust - Electric Furnace

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
	• Pulsejet Fabric Filters (Baghouses) • Shaker Dust Collectors • Cartridge Dust Collectors • Flue Gas Coolers • Exhaust (In-Line) Treatment Systems • Foundry Sand Reclamation Equipment	• Foundry • Steel • Cement • Secondary Aluminum	• Cupola Emission Control • Foundry Ventilation • Furnace Exhaust

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

-   Baghouse Fabric Filters

-   Cartridge Collectors

•     Pneumatic Conveying and Industrial Ventilation

• Refiners • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•     Air Pollution Control

•     Product Recovery and Capture

•     Petroleum Refining

•     Catalyst Recovery

•     Manufactured Sand

•     Protection of Downstream Process and Pollution Control Equipment

•     Flyash Beneficiation

	• Electrostatic Precipitator Parts • Electrostatic Precipitator Service	• Utilities • Refiners	• Air Pollution Control

Components/Parts

	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Kirk & Blum Parts

	• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments: - Dust Particles - Fumes - Oil Mist

Engineering/Design
	• Air Flow and Contaminant Engineering and Design • Ventilation System Testing and Balancing • Emission Testing for Regulatory Compliance	• Automotive • Food • Furniture • Glass • Metals • Plastics • Smelters	• Emission Testing and Compliance • Systems Analysis • Industrial Ventilation: - Engineering - Design

	• Eliminates Waste • Ventilation System Efficiencies • Reducing Energy Expenses	• Automotive • Electronic • Foundry • Steel	• Energy Waste • Exhaust System Inefficiency • Ventilation System Energy Expense

Contracting

Our contracting business unit is comprised of our Kirk & Blum division and H.M. White. Under the Kirk & Blum trade name we have four principal lines of business. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with nine strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Honda Motor Co., Inc., Toyota Motor North America, Inc., The Boeing Company, Lafarge, Corning Incorporated, RR Donnelley, and Alcoa Inc. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain overseas markets. We have completed several major contracts in Mexico and are currently executing large projects in China. We also do projects in Japan, Taiwan, and Korea.

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

Equipment

Our equipment business unit is comprised of CECO Filters, Busch International, CECO Abatement, CECOaire, Effox, GMD, FKI, Flextor, and A.V.C. We added the CECO Abatement Systems division in 2001 to extend our penetration into the thermal oxidation market. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

We acquired the damper and expansion joint assets of Effox in Cincinnati, Ohio on February 28, 2007, to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification. Flextor is quite similar to Effox but its business is more international with an emphasis on Latin America.

We acquired the assets of GMD Environmental Technologies on October 31, 2007, to further expand our air pollution control capabilities to include Shaker Dust Collectors, Cupola Emission Control Systems, Flue Gas Coolers, Thermal Sand Reclaimers, and totally enclosed systems for the treatment of heavy metals, acid gases, volatile organic compounds, dioxins and furans.

In February 2008, we acquired the assets of FKI, to further expand our access to the petrochemical, petroleum and power markets. FKI produces cyclones, classifiers, electrostatic precipitator parts and service, air filtration equipment and scrubbers. A.V.C., acquired in August 2008, added to FKI’s parts business.

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

We design and build air handling equipment and systems for filtering, cooling, heating, and capture of emissions in the metal industries under the Busch International name. Our fume exhaust systems with industry recognized hood designs provide high efficiency control of oil mist and fumes, removing liquid particles and vapor phase emissions from rolling mill, machining, and other oil mist generating processes. We also provide systems for corrosion protection, fugitive emissions control, evaporative cooling, and other ventilation and air handling applications. We also market a strip cooler under the JET*STAR name that is designed to cool metal strip coatings even at high strip speeds. This equipment is globally marketed to the steel and aluminum industries.

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

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products, which are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2008, 2007, and 2006, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

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

We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in the U.S., Mexico, Canada, Asia, Europe and South America. We have direct employees in India and in China. We intend to expand our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2008 and we do not believe that the loss of any of our customers would have a material adverse effect on us and our subsidiaries, taken as a whole. In 2007, General Motors Corporation, with which we had one contract for $50.0 million and several others which when aggregated, comprised 26% of our consolidated revenues for 2007.

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

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of uncompleted signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. The Company’s customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $68.0 million and $85.5 million at the end of the fiscal years 2008 and 2007, respectively. Substantially all 2007 backlog was completed in 2008. Approximately 90% of the 2008 backlog is expected to be completed in 2009. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodology used by other companies.

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

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. In 1997, we purchased, among other assets, three patents from Busch Co. that relate to the JET*STAR systems. We hold a US patent for our N-SERT and X-SERT prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2008, 2007 and 2006, sales to customers outside the United States, including export sales, accounted for approximately 11%, 9% and 5%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March 2008, we acquired Fisher-Klosterman, Inc. which leases a 40,000 square foot facility in Shanghai, China and in August 2008 we acquired Flextor Inc. which leases a 15,000 square foot facility in Montreal, Canada. We currently are not materially reliant on any of our foreign operations. We anticipate that our sales to customers outside of the United States will continue to rise.

Employees

We had 843 full-time employees and 2 part-time employees as of December 31, 2008. The facilities acquired with the acquisition of Kirk & Blum and H.M. White are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 413 employees are represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 1, 2009. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2009.

Name	Age	Position with CECO
Phillip DeZwirek	71	Chief Executive Officer; Chairman of the Board of Directors
Richard J. Blum	62	President; Chief Operating Officer; Director
Dennis W. Blazer	61	Vice President-Finance and Administration; Chief Financial Officer; Assistant Secretary
David D. Blum	53	Senior Vice President; President of Kirk & Blum
Jason DeZwirek	38	Secretary; Director

Phillip DeZwirek became a director, the Chairman of the Board and the Chief Executive Officer of the Company in August 1979. Mr. DeZwirek also serves as a member of the boards of directors of the Company’s subsidiaries. In addition to serving as our Chief Executive Officer, Chairman and Treasurer, Mr. DeZwirek’s principal occupations during the past five years have been serving as President of Icarus Investment Corp., an Ontario corporation formerly known as Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (“Icarus Ontario”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Electronics Group Corp. (since May 2002) and a director and the Chairman of its parent, API Nanotronics Corp. (since November 2006), a publicly traded company (OTCBB:APIA) engaged in the manufacture of electronic components and systems for the defense and communications industries. Mr. DeZwirek is also involved in private investment activities. Mr. DeZwirek is the father of Mr. Jason DeZwirek.

Richard J. Blum became the President and a director of the Company on July 1, 2000, the Chief Operating Officer in May 2008, and the Chief Executive Officer and President of CECO Group, Inc. on December 10, 1999. Mr. Blum has been a director of The Kirk & Blum Manufacturing Company (“Kirk & Blum”) since February 28, 1975. Mr. Blum also serves as Chief Executive Officer of the Company’s subsidiaries Effox, GMD Environmental and Flextor, and Chairman of the Board of FKI. Mr. Richard Blum also serves on the boards of directors of the Company’s subsidiaries. Mr. Blum is also a director of The Factory Power Company, a company of which CECO owns a minority interest and that provided steam energy to various companies, including CECO. Mr. Richard Blum is the brother of Mr. David Blum.

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

David D. Blum has served as Senior Vice President since March 2002. From July 2000 through March 2000 he served as our Senior Vice President-Sales and Marketing. He also has served as President of Kirk & Blum since November 12, 2002, Vice President of CECO Group, Inc. since November 2001, Chief Executive Officer of H. M. White since March 2006, and Chief Executive Officer of our Mexico subsidiaries since November 2007. Mr. David Blum is the brother of Mr. Richard Blum.

Jason DeZwirek, the son of Phillip DeZwirek, became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. He also serves as a member of the boards of directors of the Company’s subsidiaries. Mr. DeZwirek’s principal occupation since October 1999 has been as an officer and director of Kaboose Inc., an online media company servicing the children and family markets that trades on the Toronto Stock Exchange (TSX:KAB). Mr. DeZwirek currently serves as Chairman and Chief Executive Officer of Kaboose Inc. Mr. DeZwirek also is a director and the Secretary of API Nanotronics Corp. (OTCBB:APIA), a publicly traded company engaged in the manufacture of electronic components and systems for the defense and communications industries.

Available Information

Our Internet website is www.cecoenviro.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission (“SEC”). You also can obtain these reports, free of charge, by contacting Investor Relations, CECO Environmental, 3120 Forrer Street, Cincinnati, Ohio 45209, Phone: 1-800-606-2326. You can also obtain these reports and other information, at the SEC’s Internet website at www.sec.gov. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

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

Risks Related to Our Business and Industry

Global economic conditions have created turmoil in the credit and general industrial markets that could have a significant adverse impact on our operations.

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates, particularly since the bankruptcy of Lehman Brothers in the third quarter of 2008. These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world. The current adverse conditions have spread to markets other than the financial and credit markets, including the industrial and labor markets.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial markets. Demand in these markets fluctuates in response to overall economic conditions, although the replacement nature of our products helps mitigate the effects of these changes. The weakened economy has resulted in decreased demand for our services, and the current economic uncertainties may cause our customers or prospective customers to continue to defer or reduce spending on the air pollution control products and services that we provide, which could reduce future earnings and cash flow.

Furthermore, the current recession (or depression) may cause some of our customers or vendors to reduce or discontinue operations, which may adversely affect our operations. If, as a result of adverse economic conditions, one or more of our customers enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be materially adversely affected.

If the current economic conditions persist or deteriorate, they could also have a significant adverse impact on our operations by:

•	Decreasing our customers’ demand for or ability to pay for capital improvements;

•	Adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payments on our contracts;

•	Increasing our interest expense and, unless these conditions abate, making it more difficult for us to refinance or extend our Credit Facility at its maturity on January 31, 2010; and

•	Limiting our ability to expand through acquisitions due to the tightening of the credit markets.

•	Increasing the possibility that the Company may incur losses in the future.

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

Our annual revenue has grown in each of the last five years increasing from $69.4 million in 2004 to $217.9 million in 2008. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our accounting systems and other operational, administrative and financial resources. For example, we are in the process of upgrading our accounting and operational computer software systems. In addition, we will be expanding and otherwise improving our internal systems, including our other management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. We may also need to hire additional staff. This effort has required, and if it continues, will continue to require, us to make significant capital expenditures and incur significant expenses. These efforts may also divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods.

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

As of March 6, 2009, the aggregate amount of our (i) outstanding indebtedness under our credit facility with Fifth Third Bank (the “Bank Facility”) and (ii) subordinated debt was approximately $18.7 million. Our outstanding indebtedness could have important consequences for you, including the following:

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

Our backlog has decreased from approximately $85.5 million at December 31, 2007 to approximately $68.0 million at December 31, 2008. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Although we reported net income of $5.0 million, $6.3 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, we have incurred net losses for each prior fiscal year since 1999. We cannot assure you that we will continue to be profitable in the future. Even if we maintain profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

Percentage-of-completion method of accounting for contract revenue may result in material adjustments that would adversely affect our operating results.

We recognize contract revenue using the percentage-of-completion method on all fixed price contracts over $50,000. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management, or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

A significant portion of our accounts receivable are related to large contracts, which increases our exposure to credit risk.

We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. If any of these customers enter bankruptcy or liquidation it may have a material adverse affect on our revenues and accounts receivable. We frequently attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However, the current economic crisis and other unanticipated events that affect our customers could have a materially adverse impact on our operating results.

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

Customers may cancel or delay projects for reasons beyond our control, including due to current economic conditions. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year long project there is more time for the customer to have some business downturn causing him to cancel than there is in a three-month project.

Our gross margins are affected by shifts in our product mix.

Certain of our products have higher gross profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins. For example, in the fourth quarter of 2008, we experienced an increase in gross margin as a percent of net sales due to a change in product mix. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross margins. In addition, contracts with a higher percentage of subcontracted work or equipment purchases may result in lower gross profit margins.

If our goodwill or intangibles becomes impaired, we may be required to recognize charges that would reduce our net income or increase our net loss.

As of December 31, 2008, goodwill and intangibles represented approximately $36.5 million, or 30.4% of our total assets. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets, are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials comprise the largest component of our costs, representing over 61% of the costs of our net sales in fiscal 2008. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Our operating strategy involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. We have acquired, and may selectively acquire, other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve numerous risks, including:

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2008, as evidenced by the material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal controls.

Our management reported material weaknesses in our internal control over financial reporting at the end of 2007 and 2008. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Exchange Act was recorded, processed, summarized and reported accurately. See “Management’s Annual Report on Internal Control Over Financial Reporting.”

Although we have remediated certain material weaknesses identified as of December 31, 2007, we have commenced plans to remediate the material weakness identified as of December 31, 2008, and will continue to execute plans to remediate the material weakness reported as of December 31, 2008, there can be no assurance as to when the remediation plans will be fully implemented, nor can there be any assurance that additional material weaknesses will not be identified in the future. We have additional work remaining to remediate our material weaknesses in internal control over financial reporting. Until our remediation efforts are fully completed, we will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

In addition, our report on internal controls over financial reporting for the fiscal year ended December 31, 2008 did not include an assessment of the internal controls of Fisher Klosterman, Inc., Flextor, Inc. or A.V.C., which we are not required to include in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 31, 2009. Unanticipated factors may hinder the effectiveness or delay the integration of our combined internal control systems post-acquisition.

Failure to maintain adequate internal controls could adversely affect our business.

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

In connection with management’s review of our disclosure controls and procedures as of December 31, 2008, management concluded that our controls and procedures are not effective as of the end of such period, in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. The conclusion was based on the existence of the material weakness in our internal control over financial reporting pertaining to entity level controls.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant. The material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with the Section 404 requirements, each of which could negatively impact our business, profitability and financial condition.

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

In 2008, approximately 11% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

As of February 28, 2009, 331 of our 745 employees are represented by international or independent labor unions under various union contracts that expire from May 2009 to August 2011. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

As of March 10, 2009, our executive officers and directors beneficially own approximately 34.3% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We have engaged in the past, and continue to engage, in related party transactions and such transactions present possible conflicts of interest.

We have engaged in the past, and continue to engage, in several related party transactions, including issuance of subordinated debt, management consulting services, and office space and other expenses related to our Toronto office. All such transactions were approved by the Audit Committee of our Board of Directors, which believed that the transactions were in our best interest. Transactions of this nature present the possibility of a conflict of interest whereby the other party may advance its economic or business interests or objectives that may conflict with or be contrary to our best interests. Any such conflict could have a material adverse effect on our financial conditions and results of operations.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of March 10, 2009, we had 14,323,231 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended February 27, 2009 was approximately 33,000 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended February 27, 2009, the sale prices of our common stock on The NASDAQ Global Market has ranged from a low of $1.66 to a high of $9.49 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	the relatively low float of our common stock caused, among other reasons, by the holdings of our principal shareholders;

•

adverse general economic conditions, such as those currently being experienced, including withdrawals of investments in the stock markets generally and a tightening of credit available to potential acquirers of businesses, that result in a lower average prices being paid for public company shares and lower valuations being placed on businesses;

•	other domestic and international macroeconomic factors unrelated to our performance;

•	our failure to meet the expectations of the investment community;

•	industry trends and the business success of our customers;

•	loss of key customers;

•	announcements of technological advances by us or our competitors;

•	current events affecting the political and economic environment in the United States;

•	conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;

•	litigation involving or affecting us; and

•	additions or departures of our key personnel.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2008, 408,108 shares of stock or restricted stock have been issued under the 2007 Plan. We had outstanding options to purchase 312,605 shares of our common stock as of December 31, 2008 under our 1997 Stock Option Plan. The shares under both plans are registered for resale on currently effective registration statements. We also have additional outstanding options and warrants to purchase 750,000 shares, which were not issued under either of the plans, as of December 31, 2008, and a subordinated promissory note issued to Icarus Ontario that may be converted into approximately 846,890 shares of our common stock (calculated using exchange rates as of February 11, 2009). Icarus Ontario, an affiliate of Phillip DeZwirek and Jason DeZwirek, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future. Icarus Ontario also has such piggy-back registration rights with respect to the shares issuable under the subordinated note.

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

We own a 33,000 square foot manufacturing facility in Indianapolis, Indiana, a 35,000 square foot manufacturing facility in Louisville, Kentucky and a 33,000 square foot facility in Lexington, Kentucky.

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration	Type
Cincinnati, Ohio	96,400	$411,700	November 2011	Mfg.
Columbia, Tennessee	34,800	$127,000	August 2010	Mfg.
Greensboro, North Carolina	30,000	$122,400	August 2011	Mfg.
Detroit, Michigan	38,590	$116,000	April 2009	Mfg.
Defiance, Ohio	10,000	$36,000	October 2012	Mfg.
Pittsburgh, Pennsylvania	4,000	$55,000	May 2011	Sales
Chicago, Illinois	1,250	$24,800	January 2012	Sales
Conshohocken, Pennsylvania	30,000	$198,300	April 2011	Mfg.
Canton Mississippi	20,100	$35,900	July 2010	Mfg.
Coimbatore, India	11,300	$21,250	December 2011	Mfg.
Greenville, South Carolina	500	$5,600	August 2010	Sales
Fort Worth, Texas	19,325	$61,740	October 2013	Mfg.
Louisville, Kentucky	61,095	$98,700	March 2013	Mfg.
Shanghai, China	40,000	$225,000	February 2010	Mfg.
Salt Lake City, Utah	13,600	$45,600	March 2010	Mfg.
Lebanon, Pennsylvania	8,200	$51,600	Sept. 2011	Office
Montreal, Canada	15,000	$132,500	July 2011	Mfg.

It is anticipated that all leases coming due in the near future will be renewed at expiration.

All properties owned are subject to collateral mortgages to secure the amounts owed under the Bank Facility.

In February 2008 we increased our leased space by 101,000 feet through the acquisition of FKI, which leases properties in Louisville, Kentucky and Shanghai, China and in August 2008 we increased our leased space by 15,000 square feet through the acquisition of Flextor, Inc. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which our Company or any of our subsidiaries is a party or to which any of our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of the shareholders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CECE.” The following table sets forth the high and low common stock sales prices as reported by the NASDAQ Global Market during the periods indicated.

2007	High	Low	2008	High	Low
1st Quarter	18.14	9.50	1st Quarter	11.40	6.77
2nd Quarter	15.08	10.90	2nd Quarter	9.49	5.20
3rd Quarter	16.25	10.59	3rd Quarter	6.31	3.85
4th Quarter	16.29	9.60	4th Quarter	4.11	1.66

Holders

The approximate number of registered shareholders of record of our common stock as of March 4, 2009 was 222, although there is a larger number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to certain loan documents which prevent us from paying any dividends.

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

The line graph below compares the annual percentage change in CECO’s cumulative total shareholder return on its Common Stock with the cumulative total return of the Russell 2000 Stock Index (a broad-based market index) and the Dow Jones Waste and Disposal Services Index for the five-year period ending December 31, 2008. The graph and table assumes $100 invested on January 1, 2004 in CECO’s Common Stock, the Russell 2000 Stock Index and the Dow Jones Waste and Disposal Services Index and that all dividends were reinvested. The Dow Jones Waste and Disposal Services Index total return is weighted by market capitalization.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
CECO Environmental Corp.	100.00	208.48	347.88	543.64	665.45	146.67
Pollution Control	100.00	103.45	109.71	134.81	140.98	132.39
Russell 2000 Index	100.00	117.49	121.40	142.12	135.10	88.09

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the fourth quarter of fiscal year 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	626,121	$2.50	—	—
November 1, 2008 – November 30, 2008	—	—	—	—
December 1, 2008 – December 31, 2008	—	—	—	—

Total	626,121	$2.50

(1)

Represents shares of our common stock that were purchased from two stockholders, who are affiliates of one another, in a private transaction pursuant to an unsolicited offer from the stockholders to sell their shares.

Item 6.    Selected Financial Data

The following table sets forth our selected financial information. The financial information as of and for the years ended December 31, 2008, 2007 and 2006 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The financial information as of and for the years ended December 31, 2005 and 2004 has been derived from our audited consolidated financial statements not included in this Annual Report. This historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2008[1]	2007	2006	2005	2004
	(in thousands, except per share amount)
Statement of income information:
Net sales	$217,890	$235,953	$135,359	$81,521	$69,366
Gross profit	43,391	39,189	22,972	15,934	12,022
Amortization	1,551	391	90	91	180
Operating income	8,195	12,634	6,047	3,525	1,185
Net income (loss)	5,010	6,305	3,094	(435)	(928)
Basic net income (loss) per share[2]	.31	.47	.27	(.04)	(.09)
Diluted net income (loss) per share	.30	.45	.24	(.04)	(.09)
Weighted average shares outstanding (in thousands)
Basic	14,633	13,457	11,260	9,993	9,993
Diluted	15,276	14,042	12,890	9,993	9,993

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance sheet information:
Working capital	$24,843	$16,791	$5,694	$(80)	$(2,639)
Total assets	120,017	96,535	63,188	42,900	43,441
Short-term debt	1,474	4,707	8,679	5,250	8,737
Long-term debt	25,200	—	7,655	9,165	7,345
Shareholders’ equity	44,513	40,926	14,923	6,783	7,249

[1]	Selected financial data for 2008 includes the results of FKI which was acquired on March 1, 2008 and Flextor which was acquired on August 1, 2008.
[2]	Basic earnings (loss) per common share are calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, “Fisher Klosterman”, “Flextor”, “A.V.C.” and “H.M. White” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

Our return to profitability in 2006, 2007 and 2008 after several years of losses is directly related to an increase in the level of pollution control capital expenditures which is being driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our independence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal.

We continue to focus on increasing revenues and profitability. Our operating strategy has involved horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, CECOaire, K&B Duct, CECO Filters, India, H.M. White, CECO Energy Management, Effox, GMD, FKI, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing corporate structure without increasing costs proportionally.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories.

Recent Developments

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates, particularly since the bankruptcy of Lehman Brothers in the third quarter of 2008. These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and governments throughout the world. The current adverse conditions have affected financial, general industrial and labor markets.

In October 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 under which up to $700 billion has been made available to stabilize U.S. banks and enable the government to purchase devalued financial instruments held by banks and other financial institutions. The Federal Reserve continues to take other measures to stabilize the U.S. financial system and encourage lending. In February 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, which provides up to $787 billion in broad based relief to stimulate economic activity, including $288 billion in tax relief, $148 billion for healthcare, $91 billion for education, $83 billion for worker benefits, job training and unemployment relief, and $81 billion in infrastructure development.

Management has been closely monitoring the economic conditions and government responses. Furthermore, some of our customers have announced that they are facing financial distress which may adversely affect our revenues and accounts receivable. In a weak economy customers tend to lengthen the time between inquiry and order or may defer purchase. If these conditions persist or deteriorate, they could potentially have a significant adverse impact on our operations in future periods.

See “Risk Factors-Global economic conditions have created turmoil in the credit and general industrial markets that could have a significant adverse impact on our operations” in Item 1A of this Annual Report.

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

CECO Filters secures international sales through the efforts of its operation in India and also through a network or sales representatives around the globe. System sales, such as those secured by Busch and Kirk & Blum, are secured through relationships built up over the years in various industries. Some of these relationships are at American companies building plants overseas and some are through the global reputation of Busch. Kirk & Blum and H.M. White have both long done business in Mexico. In March of 2007 a full time salesperson was hired in Mexico and we formed Mexican subsidiaries in November 2007. We believe that we will be able to build a Mexican operation eventually that mirrors Kirk & Blum’s satellite plants.

Cost of sales include approximately 61.1% material and 16.1% labor, plus subcontracting costs and factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including SG&A and factory overhead.

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

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 reflect our operations consolidated with the operations of our subsidiaries.

2008 vs. 2007

	For the year ended December 31,
($’s in millions)	2008	2007
Sales	$217.9	$235.9
Cost of goods sold	174.5	196.7

Gross profit	$43.4	$39.2
Percent of sales	19.9%	16.6%
Selling and administrative expenses	$33.6	$26.2
Percent of sales	15.4%	11.1%
Operating income	$8.2	$12.6
Percent of sales	3.8%	5.3%

Consolidated sales in 2008 were $217.9 million, a decrease of $18.0 million or 7.6% compared to 2007. This decrease was primarily due to decreased demand for our products and services created by weakening industrial sectors including ethanol production, steel production, construction and automotive related sectors. In 2007, General Motors represented $61.6 million of consolidated sales compared to $16.7 million in 2008. This decrease was offset by $33.7 million in new equipment sales revenues attributed to the addition of FKI, Inc. which was acquired in 2008 and $5.1 million attributed to the addition of Flextor which was also acquired in 2008. Demand for our products and services was created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards (“MACT”) and OSHA established Threshold Limit Values (“TLV”), as well as existing pollution control and energy legislation.

Orders booked in 2008 were $182.6 million plus acquired backlog from FKI and Flextor of $17.8 million for a total of $200.4 million, compared with $224.3 million in 2007. The decrease in bookings was due primarily to weakening industrial demand and general economic conditions, as described previously. We continue to experience an active level of customer inquiry and quoting activities.

Gross profit increased by 10.7% or $4.2 million to $43.4 million in 2008 compared with $39.2 million in 2007. Gross profit as a percentage of sales, was 19.9% in 2008 compared to 16.6% in 2007. The net increase in the gross profit percentage of 3.3 percentage points was partially due to changes in product mix with a larger portion of gross profit coming from our expanding equipment group, which includes the recent acquisitions of FKI and Flextor. The increase in gross profit from the equipment group was reduced by lower margins in the contracting group due primarily to a loss on a large automotive contract.

Selling and administrative expenses increased by $7.4 million to $33.6 million in 2008 and selling and administrative expenses, as a percentage of revenues increased from 11.1% in 2007 to 15.4% in 2008. This increase was due primarily to selling and administrative expenses acquired in 2008 through the acquisitions of FKI and Flextor, which amounted to $4.9 million and $0.6 million, respectively. Additionally, we incurred a full year of selling and administrative expense for Effox and GMD in 2008 compared to ten months, and two months, respectively, in 2007 when they were acquired. This accounted for an additional increase of $.7 million. General increases in selling and administrative wages of $0.4 million also contributed to the overall increase.

Depreciation for 2008 was $1.6 million, the majority of which is included in cost of goods sold. This is an increase of $0.4 million from $1.2 million in 2007. This was due to 2008 machinery & equipment additions as well as additional depreciation expense from assets obtained in our 2008 acquisitions.

Amortization, which is primarily related to acquisition intangibles, increased from $0.4 million in 2007 to $1.6 million in 2008. This $1.2 million increase was due primarily to additional intangibles related to 2008 acquisitions and a full year of amortization from our 2007 acquisitions.

Operating income was $8.2 million in 2008 and $12.6 million in 2007. This decrease in operating income resulted from the various factors previously mentioned. Inflation and changing prices did not have a material effect on our revenues or income from operations.

Other income for the year ended December 31, 2008 increased to $920,000 from $10,000 during the same period in 2007. This increase was the result of unrealized foreign currency transaction gains related to our subordinated debt, which is denominated in Canadian currency.

Interest expense decreased to $1.5 million in 2008 compared to $2.0 million for the same period of 2007. This was partially due to a non-recurring charge of $740,000 in 2007 to expense the remaining discount on subordinated notes offset by an increase in interest expense on outstanding debt in 2008.

Federal and state income tax provision was $2.6 million during 2008 compared with a tax provision of $4.4 million for the same period in 2007. The effective income tax rate for 2008 was 34% compared with 41% for the same period of 2007. The effective tax rate during 2008 was affected by certain permanent differences including non-deductible incentive stock based compensation and income from foreign operations.

Net income was $5.0 million in 2008 compared to a net income of $6.3 million in 2007.

2007 vs. 2006

	For the year ended December 31,
($’s in millions)	2007	2006
Sales	$235.9	$135.4
Cost of sales	196.7	112.4

Gross profit	$39.2	$23.0
Percent of sales	16.6%	16.9%
Selling and administrative expenses	$26.2	$16.8
Percent of sales	11.1%	12.4%
Operating income	$12.6	$6.0
Percent of sales	5.3%	4.5%

Consolidated sales in 2007 were $235.9 million, an increase of $100.5 million or 74.2% compared to 2006. This increase was primarily due to increased demand for our products and services created by the fundamental strength of many industrial sectors including ethanol production, steel production, coal fired power plant construction and automotive related sectors. This increase also included $27.5 million in new equipment sales revenues attributed to the addition of Effox, Inc. which was acquired in 2007 and $48.1 million in contracting revenues from a large automotive project at H.M. White, Inc. Additional demand for our products and services was created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards (“MACT”) and OSHA established Threshold Limit Values (“TLV”), as well as existing pollution control and energy legislation.

Orders booked in 2007 were $199.7 million plus acquired backlog from Effox and GMD of $24.6 million for a total of $224.3 million compared with $203.6 million in 2006. The increase in bookings was due primarily to our access to new markets provided by the addition of Effox and GMD Environmental. We continue to experience an active level of customer inquiry and quoting activities.

Gross profit increased by 70.4% or $16.2 million to $39.2 million in 2007 compared with $23.0 million in 2006. Gross profit as a percentage of sales, was 16.6% in 2007 compared to 16.9% in 2006. The decrease in the gross profit as a percentage of sales of 0.3% was due primarily to changes in product mix and lower margins on a large automotive project.

Selling and administrative expenses, as a percentage of revenues decreased from 12.4% in 2006 to 11.1% in 2007. This decrease in percentage is the result of leveraging the primarily fixed selling and administrative expenses with the 74.2% increase in revenues from growth and acquisitions. Selling and administrative expenses increased by $9.4 million to $26.2 million in 2007. This increase was due primarily to the addition of $4.4 million of Effox selling and administrative expenses, additional H.M. White selling and administrative expenses of $1.0 million relating to a full year in 2007 compared to eight months in 2006, increases in commissions and incentive compensation expenses of $750,000 relating to superior financial performance, increased selling and administrative wages of $2.2 million and costs of approximately $575,000 related to auditors and outside consultants’ review of internal controls for compliance with Sarbanes-Oxley.

Depreciation and amortization increased $100,000 to $1.2 million. This was due primarily to an increase in capital expenditures.

Operating income was $12.6 million in 2007 and $6.0 million in 2006. This 110% increase in operating income resulted from the various factors previously mentioned.

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

Liquidity and Capital Resources

Financing

At December 31, 2008 and December 31, 2007, cash and cash equivalents totaled $1.2 million and $656,000, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at December 31, 2008 was $22.6 million and $4.7 million at December 31, 2007. The bank debt at December 31, 2008 consists of $18.4 million due on the revolving line of credit and $4.2 million due on the term note. Unused credit availability under our $30.0 million revolving line of credit at December 31, 2008 was $8.1 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

We entered into a new credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on June 8, 2006, February 28, 2007, February 29, 2008 and August 1, 2008 in conjunction with certain business acquisitions at those dates. Fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

As of December 31, 2008, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. Amounts outstanding under the revolver were $18.4 million and $4.4 million at December 31, 2008 and 2007, respectively. Certain term loans previously available under the Bank Facility were fully retired with proceeds from our May 2007 secondary stock offering described in Note 11. At December 31, 2008, $4.2 million of a remaining $5.0 million term note is still outstanding. Interest on the outstanding borrowings is charged at the prime rate or the LIBOR rate plus 2% for the revolver and the prime rate or the LIBOR rate plus 2.25% on the term note. Based on our election to use the LIBOR rate at December 31, 2008, the weighted average interest rate under the Bank Facility was 2.56%.

We further amended the Bank Facility pursuant to a Fifth Amendment to the Credit Agreement (“Fifth Amendment”) dated December 31, 2008. The Fifth Amendment amended the Bank Facility by removing the mandatory lock box provision, which had created a requirement to classify our outstanding credit line to be recorded as a current liability.

On July 31, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Note”) in the amount of Canadian $5,000,000 to Phillip DeZwirek, the Chairman and CEO of the Company. On August 14, 2008, the Company issued a new Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Ontario, a Canadian company which is controlled by Phillip DeZwirek and Jason DeZwirek, the Secretary and a Director of the Company. The Canadian $5,000,000 proceeds received by the Company were used to repay the Note in full. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. Interest payments are payable semi-annually subject to the Subordination Agreement with Fifth Third Bank. The holder of the Subdebt Note may convert at any time the outstanding principal and accrued and unpaid interest there under into common stock of the Company at a per share price of $4.75, a price greater than the closing consolidated bid price immediately preceding the issuance of the Subdebt Note. The Subdebt Note’s maturity date is the earlier of July 31, 2010 or six (6) months after repayment of the Bank Facility. The Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Subdebt Note, provided that the Company is not in default under the Bank Facility. The outstanding balance of the Subdebt Note at December 31, 2008, as translated into U.S. dollars was $4,089,000.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2008	2007	2006

Total operating cash flow	$5,077	$3,958	$(4,281)
Purchases of property and equipment	(2,249)	(1,692)	(898)
Net cash paid for acquisitions	(23,535)	(9,955)	—

Net cash used in investing activities	(25,784)	(11,647)	(898)

Proceeds from issuance of common stock, options and exercise of warrants	43	18,996	3,362
Excess income tax benefit from share based compensation	—	531	131
Net bank (repayment) borrowing	17,879	(5,884)	3,809
Subordinated debt borrowings (repayments)	4,884	(5,743)	(1,988)
Purchase of treasury shares	(1,586)	—	—

Net cash provided by financing activities	21,220	7,900	5,314

Net increase (decrease)	$513	$211	$135

In 2008, $5.1 million was provided by operating activities compared to $4.0 million provided by operating activities in 2007. The increase in cash provided by operating activities was due primarily to an increase in non-cash expenses reduced by lower net income and an increase in working capital requirements. The major working capital accounts that provided cash in 2008 were accounts receivable which decreased $8.8 million, prepaid expenses and other current assets which decreased $1.8 million and accrued income taxes which increased $1.9 million. Cash was used in 2008 by decreases in accounts payable of $13.1 million, billings in excess of costs and estimated earnings of $2.4 million and other liabilities of $1.4 million as well as an increase in inventories of $.7 million. Net income in 2008 included $3.2 million of non cash expenses for depreciation and amortization and $1.2 million for non cash stock awards. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2008 was $25.1 million as compared to $20.8 million at December 31, 2007. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

In 2007, $4.0 million was provided by operating activities compared to $4.3 million used by operating activities in 2006. The increase in cash provided was due primarily to significant increases in net income related to our increased level of sales as well as reduced working capital requirements resulting in part from paying sub-contractors after payment from our customers on larger projects. The major working capital accounts that provided cash in 2007 were accounts payable which increased $14.7 million and accrued income taxes which increased $583,000. Cash in 2007 was used by increases in accounts receivable of $15.0 million, billings in excess of costs and estimated earnings of $3.9 million and inventories of $547,000. Net income included non cash interest expense from the retirement of subordinated debt in the amount of $887,000 and non cash expenses for depreciation and amortization of $1.6 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2007 was $20.8 million as compared to $14.5 million at December 31, 2006.

In 2008, net cash used in investing activities related to acquisitions was $23.5 million compared to $10.0 million in 2007 and the capital expenditures for property and equipment were $2.2 million compared with $1.7 million for the same period in 2007. We are managing our capital expenditures in light of the current level of sales.

In 2008, financing activities provided cash of $21.2 million during 2008, compared with cash provided of $7.9 million during the same period of 2007. Current year financing activities included net borrowings of $17.9 million from our bank, subordinated debt borrowings of $4.9 million and the repurchase of common stock for $1.6 million.

In 2007, financing activities included proceeds from a secondary stock offering of $14.1 million and proceeds from the exercise of warrants and options of $4.7 million. These proceeds were used to pay off all the subordinated debt of $5.7 million, all the term debt of $2.5 million and net repayments of $3.4 million on our revolving line of credit.

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

Our backlog has decreased from $85.5 million in 2007 to $68.0 million in 2008 and the Company believes that the amount available under the revolving line of credit of the Bank Facility, together with cash flows from operations, will be sufficient to meet its short-term needs for liquidity over the next twelve months. Additionally, in the longer term, we have real estate with market values significantly in excess of debt which may be sold to generate cash flow. We cannot assure you that we will be able to sell any of these properties. We cannot assure you that if required additional financing will be available on commercially acceptable terms, if at all.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We are party to various loan documents which prevent us from paying any dividends.

Debt Covenants

The Bank Facility was amended on February 28, August 1, 2008 and December 31, 2008. Terms of the Bank Facility, as amended, include financial covenants which require compliance including at December 31, 2008 and each quarter through December 31, 2010. The revised covenants increase the maximum capital expenditures financial covenant commencing with fiscal year 2008, and each year thereafter during the term of the Bank Facility from $2,000,000 to $2,500,000. The minimum Fixed Charge Coverage Ratio remains constant at 1.25 to 1.0 for each quarter during the term of the Bank Facility and the maximum funded debt to EBITDA covenant remains at 3.2 to 1. The Company was in compliance with all debt covenants at December 31, 2008.

In the future, if we cannot comply with the terms of the Bank Facility agreements it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2008, cash payments for these benefits are expected to be in the range of $300,000 – $400,000 in each of the next 5 years. Based on current assumptions, estimated contributions of

$404,000 may be required in 2009 for the pension plan and $45,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of December 31, 2008 (in thousands of dollars).

	Total	Less than 1 year	1-3 years	4-5 years	>5 years
Long-term debt obligations (a)	$26,674	$1,474	$25,200	$—	$—
Estimated interest payments	1,119	1,032	87	—	—
Estimated pension funding	4,153	295	657	793	2,408
Operating lease obligations (b)	4,617	1,847	2,572	198	—
Purchase obligations (c)	14,607	14,607	—	—	—

	$51,170	$19,255	$28,516	$991	$2,408

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	As described in Note 13 to the Consolidated Financial Statements.
(c)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared to estimated total contract costs to be the best available measure of progress on these contracts. Contract costs include direct material and labor costs related to contract performance. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods.

The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. For contracts that are less than 50% complete, a maximum of 10% to 25% of gross profit will be recognized depending on the division and the type of contract.

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $35,000, $167,000 and $79,000 at December 31, 2008, 2007 and 2006 respectively.

Impairment of Long-Lived Assets, including Goodwill

We review the carrying value of our long-lived assets held for use and assets to be disposed of periodically when events or circumstances indicate a potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. For all assets excluding goodwill and intangible assets with indefinite lives, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this accounting standard, we no longer amortize our goodwill and intangible assets with an indefinite life and are required to complete at least an annual impairment test.

As of December 31, 2008 we have $31.1 million of goodwill, $2.2 million of intangible assets—finite life, $3.2 million of indefinite life intangible assets, and $12.2 million of property, plant, and equipment recorded on the consolidated balance sheets.

As required by current accounting rules, we complete annual (or more often if circumstances require) impairment tests for our indefinite life intangible assets and goodwill. Those tests in 2008, 2007 and 2006 did not indicate any impairment. A primary factor in our tests includes assumptions about future cash flows expected to be generated from the use of our indefinite life intangible assets and by our various reporting units. In particular to our goodwill testing, we primarily considered that the future performance of our reporting units would approximate their respective 2008 results and therefore considered a reasonable multiple of 2008 pre-tax earnings before interest, depreciation and amortization to estimate our reporting units’ fair values. Such estimates indicated that the carrying values of our reporting units were lower than their respective fair values, in many cases, significantly lower. While management, based on current forecasts and outlooks for our various operating units, believes that the estimated fair values are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic slump could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations.

In our goodwill assessment at the end of 2008, management considered that the Company’s market capitalization as of December 31, 2008 was $34.7 million based on our stock price at that date. Our consolidated book value at that date was $44.5 million. We note that our reporting units that carry goodwill do not represent 100% of the operations of our Company and that the market capitalization figure reflects the impact of us having nearly $25 million of outstanding debt as of December 31, 2008. The goodwill assessment of our reporting units does not include an allocation of our debt to those reporting units. We also note that while our operating results declined from 2007 to 2008, that decline was not nearly as significant as the decline of our stock price, suggesting that our year end stock price is suffering more from the general economic downturn and overall stock market dynamics than it is from the Company’s actual performance.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2008, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $180,000 and the annual pension expense by less than $15,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $10,000.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” effective January 1, 2006. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services, based on the fair value of the award at the date of the grant.

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

Backlog

Our backlog consists of orders we have received for products and services. Our backlog, as of December 31, 2008 was $68.0 million compared to $85.5 million as of December 31, 2007. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Standards

New Financial Accounting Pronouncement Adopted

SFAS 157—Effective January 1, 2008, the Company partially adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

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

Level 1—Quoted market prices in active markets for identical assets or liabilities.

Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3—Unobservable inputs that are not corroborated by market data.

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

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. The standard was effective for the Company as of January 1, 2008; however, the Company did not elect the fair value option for any eligible items.

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

Recently Issued Accounting Pronouncements

EITF No. 07-05—During June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is effective for fiscal years beginning after December 15, 2008. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This Issue does not address that second part of the scope exception in paragraph 11(a) of Statement 133. We are currently evaluating the impact this statement will have on our financial statements.

FSP 142-3—In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 provides guidance on the determination of useful lives of intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Rather the Company must consider its own historical experience in renewing or extending similar arrangements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our financial statements.

FSP EITF 03-6-1—In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those years. The Company is currently evaluating the impact this statement will have on its financial statements.

FSP 132(R)-1—In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP 132(R)-1 amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by FSP 132(R)-1 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

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

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
($ in millions)
Liabilities
Variable Rate Debt ($)	$1.5	$21.1	$—	$—	$—	$—	$22.6	$22.6
Average Interest Rate	3.9%	3.9%	—	—	—	—

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed onto to our customers, operating income will be adversely affected.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2008, 2007 and 2006 and other data are included in this Report following the signature page of this Report:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective because of the material weakness described below; however, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

For purposes of evaluating our internal controls over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fisher-Klosterman, Inc., Flextor Inc., or A.V.C. Specialists, Inc. (collectively the “Acquired Entities”), which were acquired on February 29, 2008, August 1, 2008, and August 1, 2008, respectively, and which are included in the consolidated balance sheets of the Company as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. The Acquired Entities constituted 31% of total assets as of December 31, 2008, and 17% and 27% of revenues and operating income, respectively, for the year then ended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements not be prevented or detected. In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2008, the Company identified the following weakness.

Entity-level Controls

As of December 31, 2008, the Company did not maintain effective entity-level controls as it relates to internal control over financial reporting. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company lacks appropriate resources within the accounting function. This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting;

•

The Company does not have a fully adequate system for identifying, documenting and testing its key controls. The Company’s process did not include a sustainable process for identifying and documenting key controls at operating locations throughout the Company and periodically evaluating control design and operating effectiveness across the Company on an ongoing basis;

•

The Company did not maintain effective controls over end user computing applications, such as spreadsheets, used in the Company’s financial reporting process. Specifically, controls were not designed to ensure that unauthorized modification of the data or formulas within spreadsheets was prevented;

•

The Company did not maintain effective design of controls over access to programs and data. In addition, controls lack the requirement of periodic reviews and monitoring of such access. The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls;

•	The Company did not establish appropriate compensating controls to mitigate segregation of duties and system / database access risks identified at an operating location;

•	The Company does not have an appropriate policy in place to evidence Board of Director approval of significant agreements and contracts;

•	The Company does not have a formal process in place for management’s review of sales contracts less than $50,000 and not all such contracts are supported by a formal customer purchase order; and,

•	The Company did not contemporaneously document certain significant accounting positions.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company is in the process of developing and implementing a remediation plan to address the material weakness described above. The Company has taken the following actions to improve internal control over financial reporting:

The Company plans to continue to enhance the staffing and competency level within the Accounting and Finance department.

We have engaged three third party professionals to advise the Company in connection with (1) the remediation of existing deficiencies including the conversion to a new information technology enterprise management system, (2) SEC related activities including accounting guidance and periodic reporting, and (3) all tax related activities.

In addition, the following are specific remedial actions to be taken for matters related to accounting for significant or non-routine transactions:

Require all significant or non-routine transactions to be thoroughly researched, analyzed, approved at the appropriate level, and documented by qualified accounting personnel. In addition, all major transactions will require the additional review and approval of the Chief Financial Officer.

In addition to the review performed by the Company’s management, implement an additional review by subject matter experts for complex accounting estimates and accounting treatments, where appropriate.

Continued development and implementation of focused monitoring controls and other procedures in the Internal Audit organization.

Develop and implement effective communications of and education on a control framework and effectively communicate management’s expectations for controls, and business process owners’ accountability for controls.

The company has developed and implemented an approval policy requiring Board of Directors approval of all major agreements and contracts prior to acceptance. Additionally, improved methods of documentation, including minutes and transcripts, and retention of such documentation has been established.

The company will develop a formal policy requiring proper approval for sales contracts less than $50,000.

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

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the material weakness identified as of December 31, 2008. However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these new controls for at least several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited CECO Environmental Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and described in management’s assessment:

As of December 31, 2008, the Company did not maintain effective entity-level controls as it relates to internal control over financial reporting. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•

The Company lacks appropriate resources within the accounting function. This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting;

•

The Company does not have a fully adequate system for identifying, documenting and testing its key controls. The Company’s process did not include a sustainable process for identifying and documenting key controls at operating locations throughout the Company and periodically evaluating control design and operating effectiveness across the Company on an ongoing basis;

•

The Company did not maintain effective controls over end user computing applications, such as spreadsheets, used in the Company’s financial reporting process. Specifically, controls were not designed to ensure that unauthorized modification of the data or formulas within spreadsheets was prevented;

•

The Company did not maintain effective design of controls over access to programs and data. In addition, controls lack the requirement of periodic reviews and monitoring of such access. The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls;

•	The Company did not establish appropriate compensating controls to mitigate segregation of duties and system / database access risks identified at an operating location;

•	The Company does not have an appropriate policy in place to evidence Board of Director approval of significant agreements and contracts;

•	The Company does not have a formal process in place for management’s review of sales contracts less than $50,000 and not all such contracts are supported by a formal customer purchase order; and,

•	The Company did not contemporaneously document certain significant accounting positions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

As indicated in the accompanying Item 9A. Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fisher-Klosterman, Inc., Flextor Inc., or A.V.C. Specialists, Inc. (collectively the “Acquired Entities”), which were acquired on February 29, 2008, August 1, 2008, and August 1, 2008, respectively, and which are included in the consolidated balance sheets of the Company as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. The Acquired Entities constituted 31% of total assets as of December 31, 2008, and 17% and 27% of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Entities.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 13, 2009

Changes in Internal Control Over Financial Reporting

Except as described above in item 9A, during the fourth quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached to this Form 10-K as Exhibit 14.

Item 11.	Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K; provided, however, that the disclosure required by paragraph (e)(5) of Item 407 of Regulation S-K will be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result as a result of furnishing the disclosure in this manner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2008	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	312,605	$6.92	—
2007 Equity Incentive Plan[2]	220,000	—	1,591,892
Equity compensation plans not approved by security holders[3]	750,500	$4.98
TOTAL	1,283,105	$6.32	1,591,892

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]	The 2007 Equity Incentive Plan was approved by shareholders on May 23, 2007. 48,900 shares of stock were awarded to plan participants under the 2007 Equity Incentive Plan in 2008.
[3]	Includes:

(a)	a warrant to purchase 224,000 shares of Common Stock for $2.9375 per share granted to Mr. Richard Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic;
(b)	a warrant to purchase 168,000 shares of Common Stock for $2.9375 per share granted to Mr. David Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic; and
(c)	a warrant to purchase 108,500 shares of Common Stock for $2.9375 per share granted to Mr. Larry Blum on December 7, 1999, in connection with the acquisition of Kirk & Blum and kbd/Technic.

Item 14.    Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

2.2    Asset Purchase Agreement dated February 20, 2008 (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report of Form 8-K filed on March 3, 2008)

2.3    Stock Purchase Agreement dated August 1, 2008 among CECO Environmental Corp., 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antadamy Investments Inc. (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 4, 2008.)

2.4    Asset Purchase Agreement dated as of August 1, 2008 by and among Fisher-Klosterman, Inc., Shideler, Inc. (f/k/a A.V.C. Specialists, Inc.), and Thomas J. Shideler and Barbara Shideler (Incorporated by reference from Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on August 4, 2008.)

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

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation. (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC. (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.5    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO Filters, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

** 10.6    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Richard J. Blum. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 7, 1999)

** 10.7    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to Lawrence J. Blum. (Incorporated by reference to Exhibit 10.5 from the Company’s Form 8-K dated December 7, 1999)

** 10.8    Stock Purchase Warrant, dated as of December 7, 1999, granted by CECO Environmental Corp. to David D. Blum. (Incorporated by reference to Exhibit 10.7 from the Company’s Form 8-K dated December 7, 1999)

10.9    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee. (Incorporated by reference to Exhibit 10.13 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.10    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004. (Incorporated by reference to Exhibit 10.50 from the Company’s Form 10-K dated December 31, 2004)

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

10.26    Warrant Agreement between the Company and Icarus Ontario dated December 28, 2006. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

10.27    Second Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated February 27, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 27, 2007)

10.28    Second Amended and Restated Revolving Credit Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.29    Second Amended and Restated Term Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated February 27, 2007)

10.30    Term Promissory Note dated February 28, 2007. (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated February 27, 2007)

** 10.31    Consulting Agreement between Icarus Ontario and the Company dated March 26, 2007. (Incorporated by reference to Exhibit 10.54 from the Company’s 10-K dated December 31, 2006.)

** 10.32    CECO Environmental Corp. 2007 Equity Incentive Plan. (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed on April 20, 2007.)

** 10.33    Restricted Stock Award Agreement of Phillip DeZwirek dated July 2, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q dated September 30, 2007.)

** 10.34    Restricted Stock Award Agreement of Dennis W. Blazer dated June 5, 2007 (Incorporated by reference to Exhibit 10.2 from the Company’s Form 10-Q dated June 30, 2007.)

** 10.35    Restricted Stock Award Agreement of Richard J. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q dated June 30, 2007.)

** 10.36    Restricted Stock Award Agreement of David D. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.4 from the Company’s Form 10-Q dated June 30, 2007)

** 10.37    Restricted Stock Award Agreement of Thomas J. Flaherty dated July 2, 2007. (Incorporated by reference to Exhibit 10.39 from the Company’s form 10-K for the year ended December 31, 2007)

** 10.38    Restricted Stock Award Agreement of Donald A. Wright dated July 2, 2007. (Incorporated by reference to Exhibit 10.40 from the Company’s form 10-K for the year ended December 31, 2007)

** 10.39    Restricted Stock Award Agreement of Ronald Krieg dated July 2, 2007. (Incorporated by reference to Exhibit 10.41 from the Company’s form 10-K for the year ended December 31, 2007)

** 10.40    Restricted Stock Award Agreement of Arthur Cape dated July 2, 2007. (Incorporated by reference to Exhibit 10.42    from the Company’s form 10-K for the year ended December 31, 2007)

*; ** 10.41    Form of Restricted Stock Award Agreement.

10.42    Asset Purchase Agreement among the Company, GMD Acquisition Corp., GMD Environmental Technologies, Inc., GMD Properties, Inc. and GMD Services, Inc. dated October 31, 2007 (Incorporated by reference to Exhibit 2.1 from the Company’s 8-K dated October 30, 2007)

10.43    Goodwill Purchase Agreement among the Company, GMD Acquisition Corp., and Gerald J. Reier dated October 31, 2007. (Incorporated by reference to Exhibit 2.2 from the Company’s 8-K dated October 30, 2007)

10.44    Agreement of Sale between Kirk & Blum Manufacturing Company and International Paper Company dated October 30, 2007. (Incorporated by reference to Exhibit 10.45 from the Company’s form 10-K for the year ended December 31, 2007.)

10.45    First Amendment to Agreement of Sale between Kirk & Blum Manufacturing Company and International Paper Company. (Incorporated by reference to Exhibit 10.46 from the Company’s form 10-K for the year ended December 31, 2007.)

10.46    Third Amendment to Credit Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

10.47    Third Amended and Restated Revolving Credit Promissory Note dated February 29, 2008 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

10.48    Term Promissory Note dated February 29, 2008 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

10.49    Registration Rights Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

** 10.50    Restricted Stock Award Agreement of Thomas J. Flaherty dated May 21, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

** 10.51    Restricted Stock Award Agreement of Arthur Cape dated May 21, 2008 (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

**10.52    Restricted Stock Award Agreement of Ronald E. Krieg dated May 21, 2008 (Incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

**10.53    Restricted Stock Award Agreement of Donald A. Wright dated May 21, 2008 (Incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

**10.54    Restricted Stock Award Agreement of David D. Blum dated May 29, 2008 (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

**10.55    Restricted Stock Award Agreement of Richard J. Blum dated May 29, 2008 (Incorporated by reference from Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

**10.56    Restricted Stock Award Agreement of Dennis W. Blazer dated May 29, 2008 (Incorporated by reference from Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008)

    10.57    Fourth Amendment to Credit Agreement dated August 1, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2008)

    10.58    Subordinated Convertible Promissory Note of CECO Environmental Corp. in the principal amount of Canadian $5,000,000 dated as of July 31, 2008 in favor of Phillip DeZwirek (repaid August 14, 2008) (Incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

    10.59    Subordinated Convertible Promissory Note of CECO Environmental Corp. in the principal amount of Canadian $5,000,000 dated as of August 14, 2008 in favor of Icarus Investment Corp., an Ontario corporation (Incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

    10.60    Security Agreement dated as of August 14, 2008 by the Company and its United States subsidiaries in favor of Icarus Investment Corp., an Ontario corporation (Incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

    10.61    Registration Rights Agreement dated as of August 14, 2008 between CECO Environmental Corp. and Icarus Investment Corp., an Ontario corporation (Incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

  *10.62    Fifth Amendment to Credit Agreement dated December 30, 2008

  *14         Code of Ethics

  *21         Subsidiaries of the Company

  *23.1      Consent of BDO Seidman, LLP

  *23.2      Consent of Battelle & Battelle LLP

  *31.1      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

  *31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

  *32.1      Certification of Chief Executive Officer (18 U.S. Section 1350)

  *32.2      Certification of Chief Financial Officer (18 U.S. Section 1350)

*	Filed herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/s/ PHILLIP DEZWIREK
Phillip DeZwirek,
Chief Executive Officer Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ PHILLIP DEZWIREK Philip DeZwirek, Chairman of the Board, Director and Chief Executive Officer	March 16, 2009

Principal Financial and Accounting Officer

/s/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	March 16, 2009

/s/ RICHARD J. BLUM Richard J. Blum, President, Director	March 16, 2009

/s/ JASON DEZWIREK Jason DeZwirek Director	March 16, 2009

/s/ ARTHUR CAPE Arthur Cape, Director	March 16, 2009

/s/ DONALD A. WRIGHT Donald A. Wright, Director	March 16, 2009

/s/ THOMAS J. FLAHERTY Thomas J. Flaherty, Director	March 16, 2009

/s/ RONALD E. KRIEG Ronald E. Krieg, Director	March 16, 2009

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. as of December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of CECO Environmental Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. CECO Environmental Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. Effective for the fiscal year ended December 31, 2006, the Company also adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 17, 2008

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	Dollars in thousands except per share data
ASSETS
Current assets:
Cash and cash equivalents	$1,169	$656
Accounts receivable, net	47,574	47,736
Costs and estimated earnings in excess of billings on uncompleted contracts	12,687	11,541
Inventories	6,169	4,694
Prepaid expenses and other current assets	2,220	2,907

Total current assets	69,819	67,534
Property and equipment, net	12,205	9,284
Goodwill	31,116	14,761
Intangible assets—finite life, net	2,190	1,480
Intangible assets—indefinite life	3,165	2,095
Deferred charges and other assets	1,522	1,381

	$120,017	$96,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,474	$4,707
Accounts payable and accrued expenses	33,153	38,012
Billings in excess of costs and estimated earnings on uncompleted contracts	8,058	8,024
Accrued income taxes	2,291	—

Total current liabilities	44,976	50,743
Other liabilities	3,017	2,178
Debt, less current portion	21,111	—
Deferred income tax liability	2,311	2,688
Related party subordinated note	4,089	—

Total liabilities	75,504	55,609

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 15,087,272 and 14,927,292 shares issued in 2008 and 2007, respectively	150	149
Capital in excess of par value	42,924	40,796
Accumulated earnings	6,684	1,674
Accumulated other comprehensive loss	(3,303)	(1,337)

	46,455	41,282
Less treasury stock, at cost, 764,041 and 137,920 shares in 2008 and 2007, respectively	(1,942)	(356)

Total shareholders’ equity	44,513	40,926

	$120,017	$96,535

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	Dollars in thousands, except per share data
Net sales	$217,890	$235,953	$135,359
Cost of sales	174,499	196,764	112,387

Gross profit	43,391	39,189	22,972
Selling and administrative	33,645	26,164	16,835
Amortization	1,551	391	90

Income from operations	8,195	12,634	6,047
Other income, net	920	10	812
Interest expense (including related party interest of $185, $1,101 and $732, respectively)	(1,479)	(1,978)	(1,997)

Income before income taxes	7,636	10,666	4,862
Income tax expense	2,626	4,361	1,768

Net income	$5,010	$6,305	$3,094

Per share data:
Basic net income	$.34	$.47	$.27

Diluted net income	$.30	$.45	$.24

Weighted average number of common shares outstanding:
Basic	14,633,209	13,456,580	11,260,459

Diluted	15,275,690	14,042,324	12,890,401

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Accum. (Deficit) / Earnings	Accum. Other Comp. Loss	Treasury Stock		Total	Total Comp. (Loss) Income
	Shares	Amount				Share	Amount
	Dollars in thousands
Balance January 1, 2006	10,168	$102	$15,017	$(7,072)	$(791)	(175)	$(473)	$6,783
Net income for the year ended December 31, 2006				3,094				3,094	$3,094
Exercise of options and warrants	1,492	14	3,349					3,363
Stock warrants issued			842					842
Treasury stock retirement	(37)		(117)			37	117	—
Tax benefit of warrants and options exercised			1,187					1,187
Share based compensation earned			143					143
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax $(178)					(266)			(266)	(266)
Translation gain					3			3	3
Adjustment for SFAS 158 transition, net of tax $(150)					(226)			(226)

Balance December 31, 2006	11,623	116	20,421	(3,978)	(1,280)	(138)	(356)	14,923	$2,831

Net income for the year ended December 31, 2007				6,305				6,305	$6,305
Exercise of options and warrants	1,798	18	4,841					4,859
Secondary stock offering net of expenses $(386)	1,366	14	14,123					14,137
Issuance of restricted stock	140	1	(1)					—
Share based compensation earned			741					741
Tax benefit of warrants and options exercised			1,398					1,398
Adjustment to beginning balance to initially apply FIN 48			(727)	(653)				(1,380)
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax $(34)					(51)			(51)	(51)
Translation loss					(6)			(6)	(6)

Balance December 31, 2007	14,927	149	40,796	1,674	(1,337)	(138)	(356)	40,926	$6,248

Net income for the year ended December 31, 2008				5,010				5,010	$5,010
Exercise of options	12		42					42
Issued due to acquisition	99	1	897					898
Issuance of restricted stock	49
Share based compensation earned			1,189					1,189
Purchase of treasury shares						(626)	(1,586)	(1,586)
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax $(431)					(646)			(646)	(646)
Translation loss					(1,320)			(1,320)	(1,320)

Balance December 31, 2008	15,087	$150	$42,924	$6,684	$(3,303)	(764)	$(1,942)	$44,513	$3,044

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in Shareholders’ equity:

Dollars in thousands	Translation gain / loss	Minimum pension/post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2006	$—	$(791)	$(791)
2006 activity	3	(492)	(489)

Balance December 31, 2006	3	(1,283)	(1,280)
2007 activity	(6)	(51)	(57)

Balance December 31, 2007	(3)	(1,334)	(1,337)
2008 activity	(1,320)	(646)	(1,966)

Balance December 31, 2008	$(1,323)	$(1,980)	$(3,303)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	Dollars in thousands
Cash flows from operating activities:
Net income	$5,010	$6,305	$3,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,176	1,623	1,229
Non cash interest expense included in net income	85	887	207
Non cash warrant valuation income included in net income	—	—	(842)
Non cash gain on remeasurement of subordinated debt	(795)	—	—
Non cash gains included in net income	—	—	(29)
Non cash loss from disposal of fixed assets	84	—	25
Compensation expense—stock awards	1,189	741	143
Deferred income tax expense (benefit)	265	(489)	(160)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,771	(15,033)	(13,774)
Inventories	(729)	(547)	(774)
Costs and estimated earnings in excess of billings on uncompleted contracts	838	(29)	(6,085)
Prepaid expenses and other current assets	1,829	(508)	92
Deferred charges and other assets	189	(175)	101
Accounts payable and accrued expenses	(13,065)	14,670	5,862
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,358)	(3,884)	5,793
Accrued income taxes	1,946	583	1,340
Other liabilities	(1,358)	(186)	(503)

Net cash provided by (used in) operating activities	5,077	3,958	(4,281)

Cash flows from investing activities—
Acquisitions of property and equipment	(2,249)	(1,692)	(898)
Net cash paid for acquisitions	(23,535)	(9,955)	—

Net cash used in investing activities	(25,784)	(11,647)	(898)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit lines	13,629	(3,352)	4,377
Proceeds from secondary stock offering	—	14,137	—
Proceeds from exercise of warrants and options not under plan	—	4,687	3,082
Proceeds from exercise of stock options	43	172	280
Excess income tax benefit realized from share based compensation	—	531	131
Purchase of treasury shares	(1,586)	—	—
Subordinated debt borrowings (repayments)	4,884	(5,743)	(1,988)
Proceeds from term debt	5,000	5,000	—
Repayments of debt	(750)	(7,532)	(568)

Net cash provided by financing activities	21,220	7,900	5,314

Net increase in cash and cash equivalents	513	211	135
Cash and cash equivalents at beginning of year	656	445	310

Cash and cash equivalents at end of year	$1,169	$656	$445

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$898	$—	$—

Addition to goodwill through earn-out payable	$59	$1,000	$—

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2008	2007	2006
	Dollars in thousands
Cash paid (received) during the year for:
Interest	$1,197	$1,152	$2,950

Income taxes	$(429)	$5,244	$350

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of business—The principal business of CECO Environmental Corp. and its subsidiaries (the “Company”) is to provide innovative solutions to industrial ventilation and air quality problems through dust, mist and fume control systems and particle and chemical technologies to industrial and commercial customers, primarily in the United States.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2008
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”) .	100%
CECOaire, Inc (“CAI”) .	100%
H.M. White, Inc. (“White”)	100%
EFFOX, Inc. (“Effox”)	100%
GMD Environmental Technologies, Inc. (“GMD”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Filters India Private Limited. Minority interest in CFI is not material and is included in other liabilities in the consolidated financial statements. FKI includes the wholly owned subsidiary, A.V.C., Inc. (“A.V.C.”).

All intercompany balances and transactions have been eliminated.

Business Segment Information—Our structure and operational integration results in one reportable segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the consolidated financial statements herein reflect the operating results of the reportable segment.

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

Accounts Receivable—Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date unless otherwise determined by specific contract, generally due to retainage provisions. The Company’s estimate of the allowance for doubtful accounts

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks and economic conditions. The Company has a series of actions that occur based upon the aging of past due trade receivables, including letters, statements, direct customer contact and liens. Accounts are deemed uncollectible based on past account experience and current account financial condition.

Inventories—The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) inventory costing method.

Accounting for long-lived assets—Our policy is to assess the recoverability of long-lived assets when there are indications of potential impairment and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets. Indefinite lived intangible assets are assessed at least annually.

Property and equipment—Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 12 to 40 years for building and improvements and 3 to 10 years for machinery and equipment.

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. Other intangible assets with finite lives are being amortized on a basis over their estimated useful lives, which range from 18 months to 17 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In the fourth quarter of 2008, we completed our annual tests for impairment of our tradenames and goodwill and determined that they were not impaired.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $85,000, $43,000 and $109,000 for 2008, 2007 and 2006, respectively.

Financial Instruments—On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS” No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. Under this guidance all derivative instruments, including those embedded in other contracts are recognized as either assets or liabilities and those financial instruments are measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. We are exposed to market risk from changes in interest rates. Our policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we may enter into interest rate swaps or other hedge type arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not use derivative instruments for speculative purposes. We currently have no interest rate swap agreements.

Revenue recognition—Revenues from contracts, representing the majority of our revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. Contract costs include direct material and labor costs related to contract performance. This method is used because management considers contract costs to be the best available measure of progress on these contracts. Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Selling and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. Our reserve for estimated losses on uncompleted contracts is $35,000 and $167,000 as of December 31, 2008 and 2007, respectively.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Sales Taxes—Under Emerging Issues Task Force (“EITF”) Issue No. 06-03, the Company is permitted to record taxes collected from customers and remitted to governmental authorities on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The Company classifies sales taxes on a net basis in the Consolidated Statements of Operations.

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

$ in thousands	2008	2007
Beginning balance	$605	$24
Provision	148	249
Payments	(256)	(182)
Acquisition	77	514

Ending balance	$574	$605

Claims—The Company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, internal transfer costs and depreciation. Customer freight charges are included in sales and actual freight expenses are included in cost of sales.

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

Selling and administrative expenses—Selling and administrative expenses include sales and administrative wages and associated benefits, selling and office expenses, bad debt expense, changes in life insurance cash surrender value and depreciation.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $985,000, $638,000 and $283,000 in 2008, 2007 and 2006, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $50,000, $12,000 and $0 in 2008, 2007 and 2006, respectively.

Earnings per share— The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	2008	2007	2006
Weighted-average shares outstanding-basic	14,633,209	13,456,580	11,260,459
Effect of potentially dilutive securities	642,481	585,744	1,629,942

Weighted-average shares outstanding-diluted	15,275,690	14,042,324	12,890,401

Options and warrants to purchase 1,103,000 and 95,000 shares for the years ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Pursuant to the if converted method, diluted earnings per share for 2008 includes the adjusting of net income for the net impact related to the convertible Subdebt Note described in Note 10 ($372,000). There were no adjustments to net income for the 2008 basic earnings per share computation or for the basic or diluted earnings per share computations for 2007 and 2006

Foreign Currency—Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

A $920,000 transaction gain was recognized by the Company in 2008 principally due to the translation of a $5 million subordinated note denominated in Canadian dollars due a related party. The transaction gain is recorded on the “Other income” line of the Statement of Income. Additional details on the subordinated note are provided in Note 10.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the periods ended December 31, 2007, the Company determined that the outstanding borrowings under its revolving line of credit should be classified as current in accordance with FASB Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Accordingly, the accompanying December 31, 2007 balance sheet presents such borrowings ($4.4 million) as a current obligation although such borrowings had previously been reflected as long-term obligations in the Company’s Form 10-K filed on March 17, 2008. This reclassification has no impact on debt covenant compliance, net income, cash flows or net shareholders’ equity for the periods of the reclassification. The Company amended in December 2008 the Bank Facility with its lenders with terms resulting in it no longer being subject to EITF 95-22.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Depreciation expense reported on the income statement line “Depreciation and amortization” in prior years has been reclassed between the “Cost of sales” and “Selling and administrative” lines. The “Depreciation and amortization” line has been shortened to “Amortization” to report only the amortization of intangible assets.

New Financial Accounting Pronouncements Adopted

SFAS 157—Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

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

Level 1—Quoted market prices in active markets for identical assets or liabilities.

Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3—Unobservable inputs that are not corroborated by market data.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value in an effort to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. The standard was effective for the Company as of January 1, 2008; however, the Company did not elect the fair value option for any eligible items.

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

EITF No. 06-11—In March 2007, the FASB ratified EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share–based payment awards. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 and therefore was effective for the Company in fiscal year 2008. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

SFAS 162—In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement became effective on November 15, 2008 and did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements

EITF No. 07-05—During June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is effective for fiscal years beginning after December 15, 2008. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19,

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This Issue does not address that second part of the scope exception in paragraph 11(a) of Statement 133. We are currently evaluating the impact this statement will have on our financial statements.

FSP 142-3— In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 provides guidance on the determination of useful lives of intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Rather the Company must consider its own historical experience in renewing or extending similar arrangements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our financial statements.

FSP EITF 03-6-1— In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those years. The Company is currently evaluating the impact this statement will have on its financial statements.

FSP 132(R)-1— In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP 132(R)-1 amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by FSP 132(R)-1 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

2.     Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at December 31, 2008, 2007 and 2006 except for related party subordinated notes for which fair value was $3,748,000 and $0 at December 31, 2008 and 2007, respectively as compared to recorded values of $4,089,000 and $0, respectively.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

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

Union Contracts:

As of December 31, 2008, the Company’s continuing operations included approximately 845 employees. Approximately 413 employees are represented by international or independent labor unions, under various contracts that expire in the years 2009 through 2011.

3.     Accounts Receivable

$ in thousands	2008	2007
Trade receivables	$3,055	$2,763
Contract receivables	44,816	45,306
Allowance for doubtful accounts	(297)	(333)

	$47,574	$47,736

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $5,445,000 and $5,451,000 at December 31, 2008 and 2007, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Contract receivables unbilled amounted to $0, $720,000 and $0 as of December 31, 2008, 2007 and 2006, respectively.

Provision for doubtful accounts was approximately $185,000, $210,000 and $297,000 during 2008, 2007 and 2006, respectively, while accounts charged to the allowance were $221,000, $225,000 and $273,000 during 2008, 2007 and 2006, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

4.     Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2008	2007
Costs incurred on uncompleted contracts	$203,500	$161,604
Estimated earnings	28,450	20,639

	231,950	182,243
Less billings to date	(227,321)	(178,726)

	$4,629	$3,517

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,687	$11,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,058)	(8,024)

	$4,629	$3,517

5.     Inventories

$ in thousands	2008	2007
Raw material and subassemblies	$4,272	$3,625
Finished goods	932	293
Parts for resale	965	786
Obsolescence allowance	—	(10)

	$6,169	$4,694

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0, $10,000 and $0 during 2008, 2007 and 2006, respectively. Items charged to the allowance for inventory recoveries were $10, $0 and $0 during 2008, 2007 and 2006, respectively.

6.     Property and Equipment

$ in thousands	2008	2007
Land	$1,460	$1,460
Building and improvements	5,612	4,372
Machinery and equipment	17,038	13,722

	24,110	19,554
Less accumulated depreciation	(11,905)	(10,270)

	$12,205	$9,284

Depreciation expense was $1.6 million, $1.2 million and $1.1 million for 2008, 2007 and 2006, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

7.     Goodwill and Intangible Assets

$ in thousands	2008		2007
	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,761	$2,095	$9,527	$1,395
Acquisitions	16,355	1,070	5,234	700

	$31,116	$3,165	$14,761	$2,095

$ in thousands	2008		2007
Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,412	$932	$1,342	$844
Backlog	1,451	1,249	304	169
Customer lists	1,595	352	800	83
Employment contracts	410	163	180	50
Other	111	93	—	—

	$4,979	$2,789	$2,626	$1,146

Amortization expense was $1,551,000, $391,000 and $90,000 for 2008, 2007 and 2006, respectively. Amortization of finite life intangible assets is on a straight line basis, and over the next five years is $750,000 in 2009, $494,000 in 2010, $424,000 in 2011, $316,000 in 2012 and $130,000 in 2013. The weighted average remaining amortization period at December 31, 2008 is 3.8 years.

8.     Accounts Payable and Accrued Expenses

$ in thousands	2008	2007
Trade accounts payable	$22,886	$29,187
Compensation and related benefits	3,499	4,583
Accrued interest	422	225
Other accrued expenses	6,346	4,017

	$33,153	$38,012

9.     Debt

$ in thousands	2008	2007
Bank credit facility	$22,585	$4,707
Less current portion	(1,474)	(4,707)

	$21,111	$—

We entered into a new credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on June 8, 2006, February 28, 2007, February 29, 2008 and August 1, 2008 in conjunction with certain business acquisitions at those dates. Fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility. The maturity of the Bank Facility is January 31, 2010.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

We further amended the Bank Facility pursuant to a Fifth Amendment to the Credit Agreement (“Fifth Amendment”) dated December 31, 2008. The Fifth Amendment amended the Bank Facility by removing the mandatory lock box provision, which had created a requirement to classify our outstanding credit line as a current liability.

As of December 31, 2008, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. Amounts outstanding under the revolver were $18.4 million and $4.4 million at December 31, 2008 and 2007, respectively. Certain term loans previously available under the Bank Facility were fully retired with proceeds from our May 2007 secondary stock offering described in Note 11. At December 31, 2008, $4.2 million of a remaining $5.0 million term note is still outstanding. Interest on the outstanding borrowings is charged at the prime rate or the LIBOR rate plus 2% for the revolver and the prime rate or the LIBOR rate plus 2.25% on the term note. Based on our election to use the LIBOR rate at December 31, 2008, the weighted average interest rate under the Bank Facility was 2.56%.

As of December 31, 2008, maturities of all long-term bank debt are estimated as follows:

December 31,	Maturities
$ in thousands
2009	$1,474
2010	$21,111

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.    Related Party Subordinated Notes

On July 31, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Note”) in the amount of Canadian $5,000,000 to Phillip DeZwirek, the Chairman and CEO of the Company. On August 14, 2008, the Company issued a new Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Ontario, a Canadian company which is controlled by Phillip DeZwirek and Jason DeZwirek, the Secretary and a Director of the Company. The Canadian $5,000,000 proceeds received by the Company were used to repay the Note in full. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. Interest payments are payable semi-annually subject to the Subordination Agreement with Fifth Third Bank. The holder of the Subdebt Note may convert at any time the outstanding principal and accrued and unpaid interest there under into common stock of the Company at a per share price of $4.75, a price greater than the closing consolidated bid price immediately preceding the issuance of the Subdebt Note. The Subdebt Note’s maturity date is the earlier of July 31, 2010 or six (6) months after repayment of the Bank Facility. The Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Subdebt Note, provided that the Company is not in default under the Bank Facility. The outstanding balance of the Subdebt Note at December 31, 2008, as translated into U.S. dollars was $4,089,000.

Upon issuance, the Company valued the embedded conversion option in the Subdebt Note and recorded that value as separate liability with an offsetting debt discount. The debt discount is being amortized over the term of the debt. Due to a decrease in the Company’s stock price since the issuance of the debt, the value of the conversion option has decreased to $409,000 as of December 31, 2008. Included in the $4,089,000 carrying value

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

of the Subdebt Note is its Canadian $5,000,000 face amount converted into U.S. dollars at the December 31, 2008 exchange rate, the remaining unamortized amount of the debt discount and the $409,000 value of the conversion option.

Other related party subordinated notes issued from 1999 to 2004 to Icarus Ontario, an affiliate of Phillip and Jason DeZwirek, were retired with $5.7 million of proceeds raised in our May 2007 secondary stock offering described in Note 11. These notes were accruing interest at a rate of 6% during 2006 and 12% during 2007. Additionally, in compensation for certain extensions and amendments, the Company issued Icarus Ontario warrants in December 2006 to purchase 250,000 shares of our common stock. These warrants were valued at $842,000 based on a Black-Sholes valuation. The related debt discount was amortizing through the May 2007 retirement date when $740,000 was written off as a non-cash charge to interest expense.

11.     Shareholders’ Equity

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 plan”) was approved by shareholders on May 23, 2007 and replaces the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Like the 1997 Plan, the 2007 Plan permits the granting of stock options and awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or awards granted to non-employee directors vest in one year from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Certain stock awards are granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. Currently 8,000 shares of stock awards subject to service requirements, 40,900 stock awards subject to performance requirements, and 170,000 stock options were granted to plan participants under the 2007 Plan in 2008. The number of shares reserved for issuance under the 2007 Plan is 2.0 million, of which 1,591,892 shares were available for future grant as of December 31, 2008. The number of shares reserved under the 1997 Plan for issuance was 1.5 million, of which 1,031,300 shares were left unused as of December 31, 2008.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section of Note 11 below.

Since the adoption of SFAS No. 123(R), share-based compensation expense of $1.2 million, $741,000 and $143,000 was recorded in the years ended December 31, 2008, 2007 and 2006, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Stock Options

The weighted-average fair value of stock options granted during 2008, 2007 and 2006, was estimated at $1.85, $8.42, and $4.68 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

•

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2008, 2007, and 2006 the Company utilized weighted-average volatility factors of 62.5%, 60%, and 60%, respectively.

•

Expected Term: The Company utilizes the “plain vanilla” method of determining the expected term based on the vesting schedules and terms of the stock options. For 2008, 2007, and 2006 the Company utilized weighted-average expected term factors of 6.40 years, 6.25 years, and 6.75 years, respectively.

•

Risk-Free Interest Rate: The Company’s risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues with the expected term of the stock options. For 2008, 2007, and 2006 the Company utilized weighted-average risk-free interest rate factors of 3.1%, 4.4%, and 5.2%, respectively.

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

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2008 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/07	380	$7.93	7.9 years	$1,561
Granted	170	3.00
Forfeitures	(5)	—
Exercised	(12)	3.35

Outstanding at 12/31/08	533	6.39	5.7 years	3,403
Exercisable at 12/31/08	210	8.20	6.1 years	1,724

The Company received $42,000 of cash from employees who exercised 12,500 options during the year ended December 31, 2008, $144,000 of cash from employees who exercised 38,000 options during the year ended December 31, 2007 and $281,000 of cash from employees who exercised 101,000 options during the year ended December 31, 2006. The intrinsic value of these exercised options totaled $74,000, $297,000 and $610,000, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Information related to all stock awards under the 2007 plan for the year ended December 31, 2008 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	139	$11.81
Granted	49	6.94
Vested	(60)	11.90
Forfeited	—

Nonvested, end of year	128	9.88

In 2008 the Company recorded expense for restricted stock awards of $600,000, and $396,000 for 2007. At December 31, 2008 there was $706,000 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of 1.45 years.

The total fair value of restricted shares vested was $708,000 and $12,690 during 2008 and 2007, respectively.

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods. Fair value of warrants is determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards. Outstanding warrants include the following:

Issuance date	Number of shares	Exercise Price	Expiration date
December 7, 1999	500,500	$2.9375	December 7, 2009
December 26, 2006	250,000	$9.0700	December 26, 2016

In 2006, investors exercised warrants for 366,564 shares of our common stock. We received $1.3 million of proceeds from the exercise of such Warrants, which proceeds were used as working capital. As a result of this exercise, the December 31, 2006 fair value of these warrants was reduced to $0 and $842,000 was recorded as other income in the 2006 consolidated financial statements.

In May 2007, we completed a secondary offering and sale of our common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The shares sold by related party stockholders included 499,500 shares from the exercise of warrants by former K&B shareholders and 1,250,000 shares from the exercise of warrants by the Chief Executive Officer. The Company received a total of $4.7 million from the exercise of these related party selling shareholder warrants. The proceeds from such exercise were used to pay off a portion of the outstanding subordinated debt.

As described in Note 10, on December 28, 2006, the Company issued warrants to purchase 250,000 shares to a related party at an exercise price of $9.07 and an expiration date of December 26, 2016.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

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

In December 2001, Icarus Ontario exercised warrants to purchase 800,000 shares at a price of $2.25 per share as previously disclosed.

On January 6, 2006, our Chief Executive Officer elected to exercise warrants for 1,000,000 shares of common stock for an aggregate amount of $1,718,750 paid to us. Proceeds from these exercises were used by us to pay accrued interest on the Icarus Ontario subordinated notes.

Common Stock

In May 2007, we completed a secondary offering and sale of our common stock which consisted of 1.4 million shares of newly issued stock and 2.3 million shares sold by related party selling stockholders. The initial closing was on May 17, 2007 and the overallotment closing was on May 29, 2007. The Company received $14.2 million from this offering for the newly issued shares and $4.7 million from the exercise of 1.7 million related party selling shareholder warrants for a total of $18.8 million. The proceeds were used to pay off all the outstanding subordinated debt under the 1999 and 2003 Subordinated Notes of $5.7 million and all of the outstanding term notes of $7.5 million with the remaining $5.6 million being applied to the revolving credit line and accrued interest.

Treasury Stock

In October 2008, two shareholders, who were affiliates of one another, and who owned in the aggregate at such time in excess of 5% of our issued and outstanding common stock, approached the Company with an unsolicited offer to sell 626,121 shares of CECO common stock for $1.6 million. We completed the purchase in October 2008 for a price of $2.50 per share plus brokerage costs.

In 2006, we retired 37,300 shares of our common stock previously held as treasury shares.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2008 and 2007, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2008	2007	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,192	$5,806	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$277	$401
Service cost	176	148	—	—
Interest cost	363	326	15	21
Amendments	9	—	—	—
Actuarial (gain)/loss	(262)	146	2	(95)
Benefits paid	(232)	(234)	(49)	(50)

Projected benefit obligation at end of year	6,246	6,192	245	277

Change in plan assets:
Fair value of plan assets at beginning of year	4,793	4,243	—	—
Actual return on plan assets	(1,052)	214	—	—
Employer contribution	420	570	49	51
Benefits paid	(232)	(234)	(49)	(51)

Fair value of plan assets at end of year	3,929	4,793	—	—

Funded status	$(2,317)	$(1,399)	$(245)	$(277)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(44)	$(45)
Defined benefit liabilities included in other liabilities	(2,317)	(1,399)	(201)	(232)
Deferred tax benefit/ (expense) associated with AOCL	1,349	921	(28)	(31)

AOCL, net of tax	2,023	1,381	(42)	(47)

Net amount recognized	$1,055	$903	$(315)	$(355)

Other comprehensive income:
Net loss (gain)	$1,211	$329	$2	$(95)
Prior service cost (credit)	9	—	—	—
Amortization of transition asset/(obligation)	—	—	—	—
Amortization of prior service cost	(8)	(8)	—	—

Amortization of net actuarial loss	(142)	(141)	—	—

Total recognized in other comprehensive income	$1,070	$180	$2	$(95)

Accumulated other comprehensive income:
Net loss (gain)	$3,334	$2,266	$(70)	$(78)
Prior service cost	38	36	—	—

Prior transition (asset)/obligation	—	—	—	—

Amount recognized in accumulated other comprehensive income	$3,372	$2,302	$(70)	$(78)

Weighted-average assumptions used to determine benefit Obligations for the year ended December 31:
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected long-term rate of return on assets	8.50%	8.50%	N/A	N/A
Compensation increase rate	N/A	N/A	N/A	N/A

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 50% debt securities and 50% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

Information with respect to our plans which have accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2007 is as follows:

$ in thousands	2008	2007
Projected benefit obligation	$6,246	$6,192
Accumulated benefit obligation	6,038	5,953
Fair value of plan assets	3,929	4,793

Based on current assumptions, estimated contributions of $404,000 may be required in 2009 for the pension plan and $45,000 for the retiree healthcare plan.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were an increase in the minimum liability of $646,000 in 2008, an increase of $51,000 in 2007 and an increase of $492,000 in 2006.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

$ in thousands	2008	2007	2006
Service cost	$176	$148	$129
Interest cost	363	326	285
Expected return on plan assets	(421)	(398)	(338)
Net amortization and deferral	150	149	99

Net periodic benefit cost	$268	$225	$175

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.00%	5.75%	5.75%
Expected return on assets	8.50%	8.50%	8.50%
Compensation increase rate	N/A	N/A	N/A

The net loss, prior service cost and transition (asset)/obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $243,000, $9,000 and $0, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

The net periodic benefit cost (representing interest cost only) for the healthcare plan included in the accompanying consolidated statements of operations was $10,000, $21,000 and $25,000 for the years ended December 31, 2008, 2007 and 2006 respectively. The weighted average discount rate to determine the net periodic benefit cost for 2008 and 2007 was 6.00% and 5.75% respectively.

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

	Target Allocation 2009	Percentage of Plan Assets
		2008	2007
Asset Category:
Equity securities	50%	45%	56%
Debt securities	50%	55%	44%

Total	100%	100%	100%

Estimated pension plan cash obligations are $295,000, $312,000, $345,000, $382,000 and $411,000 for 2009 – 2013, respectively, and a total of $2,408,000 for the years 2014 through 2018.

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

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $3.2 million, $3.6 million and $3.4 million for 2008, 2007 and 2006, respectively.

During July 2006, we merged the K&B and CFI’s profit sharing and 401(k) savings retirement plans for non-union employees. The merged plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We increased effective January 1, 2008 the matching contributions to 100% of the 1st 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made matching contributions and discretionary contributions of $627,000, $353,000 and $202,000 during 2008, 2007 and 2006, respectively

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

13.    Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2009	$1,847
2010	1,530
2011	1,043
2012	177
2013	20

$4,617

Total rent expense under all operating leases for 2008, 2007 and 2006 was $1,765,000, $1,313,000 and $766,000, respectively.

Employment Agreements

In December 1999, we entered into five-year employment agreements with three of the former owners of K&B. In 2001, these agreements were amended by extending the term one additional year. In December 2005 these agreements expired and new agreements were entered into with two of the three former owners in May and June of 2006. The new agreements provide for annual salaries and a bonus, for each of the next three years, based on an incentive compensation plan tied to financial performance and attainment of goals. The agreements automatically renew for one year periods, unless otherwise terminated.

In March 2007, we entered into one, two and three-year employment agreements with three executives of Effox, Inc. The agreements provide for annual salaries, retention bonuses and bonuses for each employee, based on an incentive compensation plan tied to financial performance and attainment of goals.

In October 2007, we entered into a three-year employment agreements with a key executive of GMD Environmental Technologies, Inc. The agreement provides for annual salary, a retention bonus and a bonus based on an incentive compensation plan tied to financial performance and attainment of goals.

In March 2008, we entered into three-year employment agreements with six executives of Fisher-Klosterman, Inc. The agreements provide for annual salaries, retention bonuses and bonuses for each employee, based on an incentive compensation plan tied to financial performance and attainment of goals.

In August 2008, we entered into three-year employment agreements with three executives of Flextor, Inc. The agreements provide for annual salaries, retention bonuses and bonuses for each employee, based on an incentive compensation plan tied to financial performance and attainment of goals.

In August 2008, we entered into a three-year employment agreement with an executive of Fisher-Klosterman, Inc. The agreement provide for annual salary, retention bonus and a bonus, based on an incentive compensation plan tied to financial performance and attainment of goals.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

14.    Income Taxes

Income tax provision (benefit) consisted of the following for the years ended December 31:

$ in thousands	2008	2007	2006
Current:
Federal	$1,938	$4,270	$1,420
State	217	962	539
Foreign	206	—	—

	2,361	5,232	1,959

Deferred:
Federal	211	(689)	(276)
State	54	(182)	85

	265	(871)	(191)

	$2,626	$4,361	$1,768

The income tax provision (benefit) differs from the statutory rate due to the following:

$ in thousands	2008	2007	2006
Tax expense at statutory rate	$2,598	$3,626	$1,653
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	403	593	265
Permanent differences	(581)	36	(320)
Foreign tax expense	206	106	170

	$2,626	$4,361	$1,768

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

$ in thousands	2008	2007
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$534	$315
Deferred state taxes	206	172
Reserves on assets	121	467
Inventory	22	24
Prepaid expenses	(233)	—

Current deferred tax asset (included in prepaid expenses and other current assets)	650	978

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(2,035)	(2,341)
Goodwill and intangibles	(1,395)	(1,378)
Other liabilities	(335)	(9)
Minimum pension and postretirement liability	1,454	1,040

Net noncurrent deferred income tax liability	(2,311)	(2,688)

Net deferred tax liability	$(1,661)	$(1,710)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

Gross deferred tax assets were $2.9 million and $2.2 million at December 31, 2008 and 2007, respectively. Gross deferred tax liabilities were $4.5 million and $3.9 million at December 31, 2008 and 2007, respectively.

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

Balance as of January 1, 2008	$475,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	41,000
Reductions for tax positions of prior years	(96,000)

Balance as of December 31, 2008	$420,000

Included in the balance at December 31, 2008, is a $148,000 tax position for which the ultimate outcome is highly certain. The Company recognizes interest accrued related to unrecognized tax expenses and penalties in income tax expense. During the year ended December 31, 2008, the Company recognized approximately $41,000 in interest and penalties. Tax years going back to 2005 remain open.

15.    Related Party Transactions

During 2008, we reimbursed Icarus Ontario $10,000 per month for use of the space and other office expenses of our Toronto office. In 2008, 2007 and 2006, reimbursements were $120,000, $120,000 and $105,000 respectively. During 2008, 2007 and 2006, we paid fees of $360,000, $360,000 and $334,000 respectively, to Icarus Ontario for management consulting services. These services were provided by Phillip DeZwirek, the Chief Executive Officer and Chairman of our Board, through Icarus Ontario.

16.    Backlog of Uncompleted Contracts from Continuing Operations (unaudited)

Our backlog of uncompleted contracts from continuing operations was $68.0 million and $85.5 million at December 31, 2008 and 2007, respectively. This decrease was due primarily to the completion of a large contract and a lower level of bookings.

17.    Acquisitions

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“ FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million (funded under the amended Bank Facility), liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011, $59,000 of which was earned in 2008. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

$ in thousands
Current assets	$6,934
Other assets	41
Property and equipment	1,823
Intangible assets—finite life	1,634
Intangible assets—indefinite life	800
Goodwill	12,087

Total assets acquired	23,319
Current liabilities assumed	(7,074)

Net assets acquired	$16,245

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods.

	(Unaudited)
	Year ended December 31,
$ in thousands	2008	2007
Net sales	$223,782	$275,372
Net income	$5,139	$6,543
Earnings per share:
Basic	$0.35	$0.48
Diluted	$0.31	$0.46

On August 1, 2008 for $6.8 million in cash, the Company, through a subsidiary, acquired all of the stock of Flextor Inc., a Quebec company (“Flextor”), pursuant to the terms of a Stock Purchase Agreement dated August 1, 2008, among the Company, 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antandamy Investments Inc. Additionally, the former owners are entitled to earn-out payments of up to $.5 million upon the attainment of specified gross profit amounts through July 31, 2011, none of which was earned in 2008.

Flextor is a provider of engineered-to-order dampers and expansion joints for the power, natural gas, cement, smelting, incineration, and other industries. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$5,247
Property and equipment	286
Intangible assets—finite life	16
Goodwill	5,058

Total assets acquired	10,607
Current liabilities assumed	(3,769)

Net assets acquired	$6,838

FKI purchased for $1.4 million in cash all of the assets and assumed certain liabilities of Shideler, Inc. (f/k/a/ A.V.C. Specialists, Inc.) (“A.V.C.”) on August 1, 2008 pursuant to an Asset Purchase Agreement dated August 1, 2008 by and among FKI, A.V.C., and Thomas J. Shideler and Barbara Shideler. Additionally, the

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2008, 2007 and 2006

former owners are entitled to earn-out payments of up to $.4 million upon the attainment of specified gross profit amounts through July 31, 2010, none of which was earned in 2008. A.V.C. is a provider of electrostatic precipitator components for the power, refining, petrochemical, pulp and paper, cement, and other industries.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$486
Property and equipment	302
Goodwill	636

Total assets acquired	1,424
Current liabilities assumed	(74)

Net assets acquired	$1,350

These two acquisitions, which were not considered significant subsidiaries, were financed with a combination of the proceeds of the Subdebt Note issued in 2008 described in Note 10 and the Bank Facility.

18.    Major Customers and Foreign Sales

General Motors represented 8% and 26% of our consolidated net sales in 2008 and 2007, respectively, and 12% and 34% of our consolidated accounts receivable as of December 31, 2008 and 2007, respectively. No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2006.

In February 2009 the Company collected from General Motors substantially all amounts owed to date.

For 2008, 2007 and 2006, sales to customers outside the United States, including export sales, accounted for approximately 11%, 9% and 5%, respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

19.    Quarterly Financial Data (unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results, which are subject to significant seasonal variations.

$ in thousands except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2008
Net Sales	$46,862	$57,446	$55,238	$58,344	$217,890
Income (loss) from operations	(735)	2,058	2,429	4,443	8,195
Net income (loss)	(575)	1,029	1,196	3,360	5,010
Basic earnings (loss) per share	(0.04)	0.07	0.08	0.24	0.34
Diluted earnings (loss) per share .	(0.04)	0.07	0.08	0.19	0.30

Year ended December 31, 2007
Net Sales	$43,463	$59,247	$65,257	$67,986	$235,953
Income from operations	2,494	3,307	4,050	2,783	12,634
Net income	1,144	1,147	2,196	1,818	6,305
Basic earnings per share	0.10	0.09	0.15	0.12	0.47
Diluted earnings per share .	0.08	0.08	0.14	0.12	0.45