Form 10-Q
period 2009-03-31
CECO ENVIRONMENTAL CORP
filed 2009-05-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232, 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    ☐  Yes    ☐  No

* The registrant has not yet been phased into the interactive data requirements.

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

Class: Common, par value $.01 per share outstanding at May 1, 2009 – 14,282,331

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2009

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2009	DECEMBER 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077	$1,169
Accounts receivable, net	30,499	47,574
Costs and estimated earnings in excess of billings on uncompleted contracts	9,667	12,687
Inventories, net	6,005	6,169
Prepaid expenses and other current assets	2,352	2,220

Total current assets	49,600	69,819

Property and equipment, net	12,295	12,205
Goodwill	31,044	31,116
Intangibles – finite life, net	1,867	2,190
Intangibles – indefinite life	3,159	3,165
Deferred charges and other assets	1,476	1,522

	$99,441	$120,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$1,000	$1,474
Accounts payable and accrued expenses	21,790	33,153
Billings in excess of costs and estimated earnings on uncompleted contracts	8,292	8,058
Accrued income taxes	606	2,291

Total current liabilities	31,688	44,976
Other liabilities	2,990	3,017
Debt, less current portion	16,463	21,111
Deferred income tax liability	2,311	2,311
Related party subordinated note	1,020	4,089

Total liabilities	54,472	75,504

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,046,372 and 15,087,272 shares issued in 2009 and 2008, respectively	150	150
Capital in excess of par value	43,158	42,924
Accumulated earnings	7,053	6,684
Accumulated other comprehensive loss	(3,450)	(3,303)

	46,911	46,455
Less treasury stock, at cost, 764,041 shares in 2009 and 2008	(1,942)	(1,942)

Total shareholders’ equity	44,969	44,513

	$99,441	$120,017

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Net sales	$39,751	$46,862
Cost of sales	31,084	40,567

Gross profit	8,667	6,295
Selling and administrative	7,513	6,816
Amortization	313	214

Income (loss) from operations	841	(735)
Other income, net	89	—
Interest expense (including related party interest of $109 and $0, respectively)	(362)	(209)

Income (loss) before income taxes	568	(944)

Income tax expense (benefit)	199	(369)

Net income (loss)	$369	$(575)

Per share data:
Basic net income (loss)	$0.03	$(0.04)

Diluted net income (loss)	$0.03	$(0.04)

Weighted average number of common shares outstanding:
Basic	14,322,777	14,690,212

Diluted	14,332,929	14,690,212

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$369	$(575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	740	591
Non cash interest expense included in net income (loss) .	26	13
Non cash gain on remeasurement of subordinated debt	(69)	—
Compensation expense – stock awards	234	255
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	17,075	15,315
Inventories	164	(479)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,020	(4,135)
Prepaid expenses and other current assets	(132)	(507)
Deferred charges and other assets	20	77
Accounts payable and accrued expenses	(11,357)	(10,913)
Billings in excess of costs and estimated earnings on uncompleted contracts	234	(1,383)
Accrued income taxes	(1,685)	—
Other liabilities	(91)	(38)

Net cash provided by (used in) operating activities	8,548	(1,779)

Cash flows from investing activities:
Acquisitions of property and equipment	(517)	(574)
Net cash paid for acquisition	—	(15,347)

Net cash used in investing activities	(517)	(15,921)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit lines	(4,873)	12,717
Proceeds from exercise of stock options	—	43
Subordinated debt repayment	(3,000)	—
Proceeds from term debt	—	5,000
Repayment of term debt	(250)	—

Net cash (used in) provided by financing activities	(8,123)	17,760

Net (decrease) increase in cash	(92)	60
Cash and cash equivalents at beginning of the period	1,169	656

Cash and cash equivalents at end of the period	$1,077	$716

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$—	$898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$505	$251

Income taxes	$1,943	$330

The notes to consolidated financial statements are

an integral part of the above statement.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and of cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

New Financial Accounting Pronouncements Adopted

SFAS 141(R)—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required under SFAS 141. Included in fair value are contractual contingencies to the extent that it is more likely than not that such contingencies meet the definition of assets or liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The carrying value of such contractual contingencies remains unchanged until settled or until new information is obtained indicating the value of an asset is lower than acquisition-date fair value or that a liability is higher than acquisition-date fair value. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. SFAS 141(R) will be effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 141(R). However, management believes this statement could have a material impact on the Company’s financial statements depending on future acquisition plans.

In April 2009, the FASB released FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The FSP amends Statement No. 141R related to the accounting for assets and liabilities arising from contingencies in a business combination. The FSP requires that

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, for liabilities and an amount using similar criteria for assets. The FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 141(R)-1. However, management believes this statement could have a material impact on the Company’s financial statements depending on future acquisition plans.

EITF No. 07-05—During June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” became effective for the Company on January 1, 2009. This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This Issue did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows upon its effective date.

FSP 142-3— In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 provides guidance on the determination of useful lives of intangible assets in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Rather the Company must consider its own historical experience in renewing or extending similar arrangements. FSP 142-3 became effective on January 1, 2009 and did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

FSP EITF 03-6-1— In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. FSP EITF 03-6-1 became effective for the Company on January 1, 2009. Because the Company’s Restricted Share awards contain non-forfeitable dividend rights, the provisions of this FSP must be applied. Upon adoption, the Company is required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this FSP. Due to the net loss incurred for the quarter ended March 31, 2008, the Company’s previously-reported basic and diluted weighted average shares outstanding, and earnings (loss) per share, for this period is not

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

affected by the adoption of this FSP. There is no impact on previously reported basic and diluted earnings (loss) per share for any reported period during 2008 or for the year ended December 31, 2007. Periods prior to 2007 were not impacted as the Company had not issued Restricted Share awards in such periods. The impact on basic and diluted weighted average shares outstanding for the remaining quarters and year to date periods in 2008 and for the year ended December 31, 2007 is as follows:

	Basic Weighted Average Common Shares Outstanding		Diluted Weighted Average Common Shares Outstanding
	Previously Reported	Adjusted upon adoption of FSP EITF 03-6-1	Previously Reported	Adjusted upon adoption of FSP EITF 03-6-1
Quarter ended June 30, 2008	14,780,369	14,918,888	15,207,924	15,299,944

Six months ended June 30, 2008	14,735,290	14,873,554	15,186,105	15,274,513

Quarter ended September 30, 2008	14,821,253	14,949,352	15,593,959	15,722,058

Nine months ended September 30, 2008	14,764,154	14,899,005	15,304,657	15,434,682

Quarter ended December 31, 2008	14,243,221	14,370,871	15,242,537	15,370,187

Year ended December 31, 2008	14,633,209	14,766,250	15,275,690	15,405,221

Year ended December 31, 2007	13,456,580	13,512,963	14,042,324	14,087,992

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

The Company had only partially applied the provisions of SFAS 157 as management elected the deferral provisions of FASB Staff Position (“FSP”) SFAS 157-2 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for the Company. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157 for non-financial assets and liabilities.

Recently Issued Accounting Pronouncements

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

FSP FAS 107-1 and APB 28-1—In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions. The Company did not elect early adoption in the quarter ended March 31, 2009 and, therefore, will apply the provisions of this FSP for the quarter ending June 30, 2009.

3.	Inventories

$ in thousands

	March 31, 2009	December 31, 2008
Raw materials and subassemblies	$4,247	$4,272
Finished goods	868	932
Parts for resale	927	965
Reserve for obsolescence	(37)	—

	$6,005	$6,169

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	March 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$201,532	$203,500
Estimated earnings	28,647	28,450

	230,179	231,950
Less billings to date	(228,804)	(227,321)

	$1,375	$4,629

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,667	$12,687
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,292)	(8,058)

	$1,375	$4,629

Revenues from contracts, representing the majority of our revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product. Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed by year end.

5.	Goodwill and Intangible Assets

$ in thousands

	March 31, 2009		December 31, 2008
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$31,116	$3,165	$14,761	$2,095
Acquisitions	—	—	16,355	1,070
Foreign currency adjustments	(72)	(6)	—	—

	$31,044	$3,159	$31,116	$3,165

	March 31, 2009		December 31, 2008
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,412	$955	$1,412	$932
Backlog	1,445	1,420	1,451	1,249
Customer lists	1,589	431	1,595	352
Employment contracts	409	197	410	163
Other	109	94	111	93

	$4,964	$3,097	$4,979	$2,789

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts.

Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended March 31, 2009 was $313,000. Over the next five years amortization expense is $750,000 in 2009, $494,000 in 2010, $424,000 in 2011, $316,000 in 2012 and $130,000 in 2013.

6.	Business Segment Information

Our structure and operational integration results in one reportable segment that focuses on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. Accordingly, the consolidated financial statements herein reflect the operating results of the reportable segment.

7.	Earnings Per Share

For the three months ended March 31, 2009 and 2008, basic weighted average common shares outstanding were 14,322,777 and 14,690,212 respectively and diluted average common shares outstanding were 14,332,929 and 14,690,212, respectively.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” As a result of the adoption of FSP EITF 03-6-1, non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. Losses are only allocable to participating securities if the holder has a contractual obligation to share in the losses of the Company as further defined in EITF 03-6, “Participating

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Securities and the Two-Class Method under FASB Statement No. 128.” The Company’s restricted stock awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted earnings per share. During periods of net loss, these shares are excluded from both basic and diluted earnings per share. For the three month period ended March 31, 2009, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 127,128. For the three month period ended March 31, 2008, 138,009 restricted share awards were excluded from the computation of basic weighted average common shares outstanding due to the reported net loss for the period.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three month periods ended March 31, 2009 and 2008, 1,098,000 and 1,130,605 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the convertible Subdebt Note (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the convertible Subdebt Note for the three month period ended March 31, 2009 was income of approximately $27,000. Because of an anti-dilutive effect, net income was not adjusted for this net impact for the three month period ended March 31, 2009. The convertible Subdebt Note was not outstanding during the three month period ended March 31, 2008 and, accordingly, there was no adjustment to the net loss for the diluted earnings per share computation for the three months ended March 31, 2008.

8.	Debt

Total bank debt at March 31, 2009 was $17.5 million and $22.6 million at December 31, 2008. The bank debt at March 31, 2009 consists of $13.5 million due on the revolving line of credit and a term note totaling $4.0 million. Unused credit availability under our $30.0 million revolving line of credit at March 31, 2009 was $3.1 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

We entered into a new credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on June 8, 2006, February 28, 2007, February 29, 2008, August 1, 2008 and December 31, 2008. Fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to Credit Agreement effective as of March 31, 2009. The Amendment amends the Credit Agreement to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Credit Agreement, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp. in an amount not to exceed U.S. $3,000,000, and consent to an extension fee of CAD $38,220 payable to Icarus.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2009, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. The loan covenants currently require a ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not greater than 3.2 to 1.0, a ratio of fixed charges to adjusted EBITDA of not less than 1.25 to 1.0 and a requirement to attain $5.0 million of loan availability on or before June 1, 2009. As of March 31, 2009 the Company is in compliance with all covenants.

Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of March 31, 2009 was 2.74%.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., a company which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and will be deferred and amortized over the remaining term of the Subdebt. The Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Subdebt Note, provided that the Company is not in default under the Bank Facility. We repaid Canadian $3,726,000 (U.S. $3.0 million) under the Subdebt Note on March 31, 2009. The outstanding balance of the Subdebt Note at March 31, 2009, as translated into U.S. dollars was $1.0 million.

9.	Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

We also sponsor a postretirement health care plan for office employees retiring before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31,
	2009	2008
Retirement plan:
Service cost	$44	$44
Interest cost	95	91
Expected return on plan assets	(80)	(105)
Amortization of prior service cost	2	2
Amortization of net actuarial loss	61	35

Net periodic benefit cost	$122	$67

Health care plan:
Interest cost	$4	$4
Amortization of gain	(1)	(2)

Net periodic benefit cost	$3	$2

We made contributions to our defined benefit plans in the first quarter of 2009 totaling $164,000. We anticipate contributing $322,000 to fund the pension plan and $45,000 for the retiree health care plan during the remainder of fiscal of 2009.

The funded status for our postretirement health care plan is calculated based on the projected postretirement benefit obligation.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $234,000 and $255,000 during the quarters ended March 31, 2009 and 2008, respectively. During the quarter ended March 31, 2009, 40,900 outstanding restricted share awards subject to performance objectives were cancelled as the performance objectives were not met.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for uncertainty in income taxes, on January 1, 2007. As of March 31, 2009 and December 31, 2008, the liability for unrecognized tax expense totaled approximately $420,000. Included in this balance is a $148,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of March 31, 2009 and December 31, 2008.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension liability that do not directly impact net earnings and translation gains and losses for foreign operations. Comprehensive income of $222,000 included net income of $369,000 and a translation loss of $(147,000) for the three month period ended March 31, 2009 and comprehensive loss of $(574,000) for the three month period ended March 31, 2008 included a net loss of $(575,000) and a translation gain of $1,000.

13.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work of including installation and testing. The change in accrued warranty expense is summarized in the following table:

$ in thousands	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Beginning Balance	$574	$605
Provision	38	25
Payments	(59)	(52)

Ending Balance	$553	$578

14.	Acquisitions

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“FKI”). The Company acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refining, power production, petrochemicals, and manufacturing. The acquisition also expands operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million (funded under the amended Bank Facility), liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at March 31, 2009 and December 31, 2008, except for the Subdebt Note for which fair value was $1.0 million and $4.1 million, respectively.

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

The Company’s consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 reflect the operations of the Company consolidated with the operations of its subsidiaries.

	For the three months ended March 31,
($’s in millions)	2009	2008
Net sales	$39.8	$46.9
Cost of sales	31.1	40.6

Gross profit	$8.7	$6.3
Percent of sales	21.9%	13.4%

Selling and administrative expenses	$7.5	$6.8
Percent of sales	18.8%	14.5%

Operating income (loss)	$0.8	$(0.7)
Percent of sales	2.0%	(1.5)%

Consolidated net sales for the first quarter were $39.8 million, a decrease of 15.1% or $7.1 million compared to the same quarter in 2008. The decline in first quarter net sales was attributable in part to a drop in our contracting group sales and a modest decline in our parts group sales both of which were offset by an increase in our equipment group sales. Contracting and parts group sales have been negatively impacted by a slowing economy.

Additionally, H.M. White, which is a unit in our contracting group, has seen a significant reduction in revenues in conjunction with the recent decline in the automotive industry and the workforce at that location has been scaled back. We do not anticipate any write offs or impairment of assets.

Orders booked in the first quarter of 2009 were $35.0 million as compared to $52.8 million (including $14.0 million of acquired backlog of FKI) during the first quarter of 2008, a decrease of $17.8 million or 33.7%.

First quarter 2009 gross profit was $8.7 million compared to gross profit of $6.3 million during the same period in 2008. Gross profit, as a percentage of sales, increased to 21.9% in the first quarter 2009 from 13.4% in the comparable prior year quarter. This $2.4 million increase was the result of a change in product mix with a larger percentage of our sales coming from the equipment group which typically has higher margins. Equipment group revenues, before intercompany eliminations, comprised 55% of our current quarterly revenues compared to 34% for the same period last year. Additionally, the first quarter of 2008 was negatively affected by lower margins in our contracting group due to the impact of significant costs incurred on a large project.

Selling and administrative expenses increased by $0.7 million or 10.7% to $7.5 million during the first quarter of 2009 from $6.8 million in the same period of 2008. This was due primarily to an additional two months of FKI expenses in 2009 (acquired March 1, 2008) as well as an additional three months of Flextor expenses in 2009 (acquired August 1, 2008) which together amounted to a $1.3 million increase. These increases were partially offset by reductions in wages and fringes of $0.4 million and professional services of $0.3 million. We have reduced staffing levels and various selling and administrative costs throughout the Company in response to the slowing economy and will continue to monitor these costs as we move forward.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Amortization expense increased to $313,000 for the three months ended March 31, 2009 compared to $214,000 for the three months ended March 31, 2008. This increase was due to additional amortization of certain definite life intangibles related to our recent acquisitions.

Operating income increased by $1.5 million to $0.8 million in the first quarter of 2009 compared to an operating loss of $0.7 million during the same quarter of 2008. This increase was due to the factors previously mentioned.

Interest expense for the three months ended March 31, 2009 increased by $153,000 to $362,000 from $209,000 during the first quarter of 2008. This increase was due to a higher level of outstanding borrowings during the current quarter. This higher level of borrowing was the result of two acquisitions in 2008. FKI was acquired on March 1, 2008 and Flextor was acquired on August 1, 2008.

Federal and state income tax expense totaled $199,000 during the first quarter of 2009 compared to an income tax benefit of $369,000 during the first quarter of 2008. The estimated federal and state income tax rate in the first quarter of 2009 was 35% compared to 39% in 2008. Our statutory income tax rate is affected by certain permanent differences including foreign income, expenses for stock based compensation and domestic manufacturing deductions.

Net income for the quarter ended March 31, 2009 was $369,000 compared to a net loss of $575,000 for the same period in 2008.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of March 31, 2009, was $63.2 million compared to $68.0 million as of December 31, 2008. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, working capital and other general corporate requirements.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

At March 31, 2009 and December 31, 2008, cash and cash equivalents totaled $1.1 million and $1.2 million respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at March 31, 2009 was $17.5 million and $22.6 million at December 31, 2008. The bank debt at March 31, 2009 consists of $13.5 million due on the revolving line of credit and a term note totaling $4.0 million. Unused credit availability under our $30.0 million revolving line of credit at March 31, 2009 was $3.1 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

We entered into a new credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on June 8, 2006, February 28, 2007, February 29, 2008, August 1, 2008 and December 31, 2008. Fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to Credit Agreement effective as of March 31, 2009. The Amendment amends the Credit Agreement to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Credit Agreement, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp. in an amount not to exceed U.S. $3,000,000, and consent to an extension fee of CAD $38,220 payable to Icarus.

As of March 31, 2009, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. The loan covenants currently require a ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not greater than 3.2 to 1.0, a ratio of fixed charges to adjusted EBITDA of not less than 1.25 to 1.0 and a requirement to attain $5.0 million of loan availability on or before June 1, 2009. As of March 31, 2009 the Company is in compliance with all covenants.

Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% on the term note. The weighted average interest rate under the Bank Facility was 2.74% as of March 31, 2009.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., a company which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010. The Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and will be deferred and amortized over the remaining term of the Subdebt. The Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

amounts in excess of the $10 million are required to be used to repay the Subdebt Note, provided that the Company is not in default under the Bank Facility. We repaid Canadian $3,726,000 (U.S. $3.0 million) under the Subdebt Note on March 31, 2009. The outstanding balance of the Subdebt Note at March 31, 2009, as translated into U.S. dollars was $1.0 million.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2009	2008
Net cash provided by (used in) operating activities	$8,548	$(1,779)

Net cash used in investing activities	(517)	(15,921)

Net cash (used in) provided by financing activities	(8,123)	17,760

Net (decrease) increase in cash	$(92)	$60

Net cash provided by operating activities increased by $10.3 million to $8.5 million in 2009 compared to cash used in operations of $1.8 million in 2008. Cash was provided by a decrease in accounts receivable of $17.1 million, a decrease in costs in excess of billings on uncompleted contracts of $3.0 million, an increase in billings in excess of cost of $0.2 million and a decrease in inventories of $0.2 million. Cash was used in payment of accrued income taxes of $1.9 million and accounts payable and expenses of 11.4 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at March 31, 2009 and December 31, 2008 was $17.8 million and $25.1 million, respectively.

Net cash used in investing activities related to the acquisition of property and equipment was $0.5 million for the first three months of 2009 compared with $0.6 million for the same period in 2008. We manage our capital expenditures by evaluating the needs of our divisions to provide the necessary equipment needed to function at the current level of sales. Net cash used to acquire the assets of FKI totaled $15.3 million for the first three months of 2008.

Financing activities used cash of $8.1 million during the first three months of 2009 compared with cash provided of $17.8 million during the same period of 2008. Cash was used for net payments on the bank credit facility of $4.9 million and a payment on the subordinated debt of $3.0 million for the three-month period ended March 31, 2009 compared to borrowings of $17.7 million for the prior year’s quarter. The payment of bank borrowings and a portion of our subordinated debt in 2009 was made using cash provided by operating activities.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will," “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Interest Rate Management

We may use interest rate swap contracts to adjust the proportion of our total debt that is subject to variable interest rates. The Company has not entered into any interest rate swap contracts as of March 31, 2009.

Loans outstanding under the Credit Agreement bear interest at the floating rates as described in Note 8.

Raw Materials

The profitability of our manufactured products is affected by changing purchase prices of steel and other materials. If higher steel or other material prices cannot be passed on to our customers, operating income will be adversely affected.

CECO ENVIRONMENTAL CORP.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of a material weakness in our Entity-level Controls as further disclosed in Item 9A (“Management’s Annual Report on Internal Control Over Financial Reporting ”) in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

The Company is in the process of developing and implementing a remediation plan to address the material weakness described above. The Company has taken and/or plans on taking the following actions to improve internal control over financial reporting:

The Internal Audit division, with senior management input, is in the process of identifying, documenting, and testing key controls. An on-going, sustainable process is currently being developed which will encompass significant operating units throughout the Company.

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

Continue to develop and implement focused monitoring controls and other procedures in the Internal Audit organization.

Continue to develop and implement effective communications of and education on a control framework and effectively communicate management’s expectations for controls, and business process owners’ accountability for controls.

Require all significant or non-routine transactions to be thoroughly researched, analyzed, approved at the appropriate level, and documented by qualified accounting personnel. In addition, all major transactions will require the additional review and approval of the Chief Financial Officer.

The Company has developed and implemented an approval policy requiring Board of Directors approval of all major agreements and contracts prior to acceptance. Additionally, improved methods of documentation, including minutes and transcripts, and retention of such documents has been established.

The Company will develop a formal policy requiring proper approval for sales contracts less than $50,000.

Lastly, we are in the process of implementing an integrated IT system, which is expected to be operational during the current year. Effective controls over end user computing applications are inherent in the system. Access to programs will be designed in the system with access privileges to be consistent with job responsibilities. System database access will also be restricted to mitigate segregation of duties issues. When segregation of duties issues cannot be addressed systematically, compensating controls will be designed and implemented.

CECO ENVIRONMENTAL CORP.

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

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 6.	EXHIBITS

10.1	First Amendment to Subordinated Convertible Promissory Note between the Company and Icarus Investment Corp. dated February 13, 2009

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: May 11, 2009