Form 10-Q
period 2009-06-30
CECO ENVIRONMENTAL CORP
filed 2009-08-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232, 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at August 3, 2009 – 14,289,331

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2009

CECO ENVIRONMENTAL CORP.

Part I. Financial Information

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2009	DECEMBER 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,121	$1,169
Accounts receivable, net of allowance for doubtful accounts of $550 and $251 respectively	18,257	47,574
Costs and estimated earnings in excess of billings on uncompleted contracts	9,818	12,687
Inventories, net	5,521	6,169
Prepaid expenses and other current assets	2,283	2,220

Total current assets	37,000	69,819

Property and equipment, net	12,155	12,205
Goodwill	31,323	31,116
Intangibles – finite life, net	1,727	2,190
Intangibles – indefinite life	3,180	3,165
Deferred charges and other assets	1,458	1,522

	$86,843	$120,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$1,021	$1,474
Accounts payable and accrued expenses	15,686	33,153
Billings in excess of costs and estimated earnings on uncompleted contracts	6,925	8,058
Accrued income taxes	59	2,291

Total current liabilities	23,691	44,976
Other liabilities	3,036	3,017
Debt, less current portion	8,567	21,111
Deferred income tax liability	2,311	2,311
Related party subordinated notes	4,162	4,089

Total liabilities	41,767	75,504

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,045,372 and 15,087,272 shares issued in 2009 and 2008, respectively	150	150
Capital in excess of par value	43,397	42,924
Accumulated earnings	6,414	6,684
Accumulated other comprehensive loss	(2,943)	(3,303)

	47,018	46,455
Less treasury stock, at cost, 764,041 shares in 2009 and 2008	(1,942)	(1,942)

Total shareholders’ equity	45,076	44,513

	$86,843	$120,017

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Net sales	$33,547	$57,446	$73,298	$104,308
Cost of sales	25,952	46,989	57,036	87,556

Gross profit	7,595	10,457	16,262	16,752
Selling and administrative	7,803	8,007	15,316	14,823
Amortization	166	392	479	606

(Loss) income from operations	(374)	2,058	467	1,323
Other expense, net	(261)	—	(172)	—
Interest expense (including related party interest of $78 and $0, and $187 and $0, respectively)	(347)	(370)	(709)	(579)

(Loss) income before income taxes	(982)	1,688	(414)	744

Income tax (benefit) expense	(343)	659	(144)	290

Net (loss) income	$(639)	$1,029	$(270)	$454

Per share data:
Basic net (loss) income	$(0.04)	$0.07	$(0.02)	$0.03

Diluted net (loss) income	$(0.04)	$0.07	$(0.02)	$0.03

Weighted average number of common shares outstanding:

Basic	14,204,447	14,918,888	14,200,072	14,873,554

Diluted	14,204,447	15,299,944	14,200,072	15,274,513

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(270)	$454
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,336	1,386
Non cash interest expense included in net (loss) income	6	31
Non cash loss on remeasurement of subordinated debt	73	—
Compensation expense – stock awards	473	558
Bad debt expense	300	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	29,017	11,627
Inventories	648	(1,086)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,869	(2,824)
Prepaid expenses and other current assets	(63)	(11)
Deferred charges and other assets	58	(101)
Accounts payable and accrued expenses	(17,455)	(10,197)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,133)	1,910
Accrued income taxes	(2,232)	—
Other liabilities	130	(90)

Net cash provided by operating activities	13,757	1,657

Cash flows from investing activities:
Acquisition of property and equipment	(807)	(1,274)
Net cash paid for acquisition	—	(15,347)

Net cash used in investing activities	(807)	(16,621)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines	(11,498)	10,378
Proceeds from exercise of stock options	—	43
Subordinated debt borrowings	3,000	—
Subordinated debt repayments	(3,000)	—
Proceeds from term debt	—	5,000
Repayment of term debt	(1,500)	(250)

Net cash (used in) provided by financing activities	(12,998)	15,171

Net (decrease) increase in cash and cash equivalents	(48)	207
Cash and cash equivalents at beginning of the period	1,169	656

Cash and cash equivalents at end of the period	$1,121	$863

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$—	$898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$862	$582

Income taxes	$2,209	$447

The notes to consolidated financial statements are

an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited, condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008 and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and of cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the three-month period and six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has evaluated subsequent events through August 10, 2009, the date these financial statements were issued.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008 with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

New Financial Accounting Pronouncements Adopted

Statement of Financial Accounting Standard (“SFAS”) 165 – In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FSP FAS 107-1 and APB 28-1—In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions. The Company did not elect early adoption in the quarter ended March 31, 2009 and, therefore, has applied the provisions of this FSP for the quarter ending June 30, 2009. See Note 14.

SFAS 141(R)—In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

141(R)”). This statement defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required under SFAS 141. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. SFAS 141(R) is effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 141(R). However, management believes this statement could have a material impact on the Company’s future financial statements depending on its acquisition plans.

In April 2009, the FASB released FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The FSP amends Statement No. 141R related to the accounting for assets and liabilities arising from contingencies in a business combination. The FSP requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, for liabilities and an amount using similar criteria for assets. The FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 141(R)-1. However, management believes this statement could have a material impact on the Company’s future financial statements depending on its acquisition plans.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

FSP EITF 03-6-1— In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. FSP EITF 03-6-1 became effective for the Company on January 1, 2009. Because the Company’s Restricted Share awards contain non-forfeitable dividend rights, the provisions of this FSP must be applied. Upon adoption, the Company was required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this FSP. Due to the net loss incurred for the quarter ended March 31, 2008, the Company’s previously-reported basic and diluted weighted average shares outstanding, and earnings (loss) per share, for this period were not affected by the adoption of this FSP. There is no impact on previously reported basic and diluted earnings (loss) per share for any reported period during 2008 or for the year ended December 31, 2007. Periods prior to 2007 were not impacted as the Company had not issued Restricted Share awards in such periods. The impact on basic and diluted weighted average shares outstanding for the remaining quarters and year to date periods in 2008 and for the year ended December 31, 2007 is as follows:

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Recently Issued Accounting Pronouncements

SFAS 167—On June 12, 2009, the Financial Accounting Standards Board (FASB) published two new accounting standards (Statement of Financial Accounting Standard [SFAS] 166 and SFAS 167) that determine whether securitizations and other transfers of financial instruments are given off-balance sheet treatment. The revisions to the standards, expected to be effective January 1, 2010 for issuers with calendar year ends, will result in many existing off-balance sheet securitizations being treated as secured financing and returning on-balance sheet. SFAS 166, “Accounting for Transfers of Financial Assets,” will amend SFAS 140 and SFAS 167, “Amendments to FASB Interpretation (FIN) No. 46(R),” will amend FIN 46(R). The adoption of SFAS 167 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 168—In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. SFAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP are disclosed in our consolidated financial statements.

FSP 132(R)-1—In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP 132(R)-1 amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by FSP 132(R)-1 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by SFAS 157. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

3.	Inventories

$ in thousands

	June 30, 2009	December 31, 2008
Raw materials and subassemblies	$4,011	$4,272
Finished goods	818	932
Parts for resale	767	965
Reserve for obsolescence	(75)	—

	$5,521	$6,169

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	June 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$108,077	$203,500
Estimated earnings	23,963	28,450

	132,040	231,950
Less billings to date	(129,147)	(227,321)

	$2,893	$4,629

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,818	$12,687
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,925)	(8,058)

	$2,893	$4,629

5.	Goodwill and Intangible Assets

$ in thousands	Six months ended June 30, 2009		Year ended December 31, 2008
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$31,116	$3,165	$14,761	$2,095

Acquisitions	—	—	16,355	1,070

Foreign currency adjustments	207	15	—	—

	$31,323	$3,180	$31,116	$3,165

	As of June 30, 2009		As of December 31, 2008
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,412	$978	$1,412	$932

Backlog	565	565	1,451	1,249

Customer Lists	1,612	515	1,595	352

Employment contracts	414	233	410	163

Other	118	103	111	93

	$4,121	$2,394	$4,979	$2,789

Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended June 30, 2009 and 2008 was $166,000 and $393,000 respectively and for the six months ended June 30, 2009 and 2008 was $479,000 and $606,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $271,000 for the remainder of 2009, $494,000 in 2010, $424,000 in 2011, $316,000 in 2012 and $130,000 in 2013.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” As a result of the adoption of FSP EITF 03-6-1, non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. Losses are only allocable to participating securities if the holder has the contractual obligation to share in the losses of the Company as further defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The Company’s restricted stock awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted earnings per share. During periods of net loss, these shares are excluded from both basic and diluted earnings per share. For the three and six month periods ended June 30, 2009, 102,022 non-vested restricted share awards were excluded from the computation of basic and diluted weighted average common shares outstanding due to the reported net loss for the periods. For the three and six month periods ended June 30, 2008, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 138,519 and 138,264, respectively. We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three and six month periods ended June 30, 2009, 1,283,105 and 485,000, respectively, outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Convertible Subdebt Note (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the convertible Subdebt Note for the three and six month periods ended June 30, 2009 was income of approximately $73,000 and $99,000, respectively. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for the three and six month periods ended June 30, 2009. The convertible Subdebt Note was not outstanding during the three and six month periods ended June 30, 2008 and, accordingly, there was no adjustment to net income for the diluted earnings per share computation for those periods.

8.	Debt

Total bank debt at June 30, 2009 was $9.6 million and $22.6 million at December 31, 2008. The bank debt at June 30, 2009 includes $6.8 million due on the revolving line of credit. Unused credit availability under our $30.0 million revolving line of credit at June 30, 2009 was $1.6 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We entered into our current credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to the Bank Facility effective as of March 31, 2009. The Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp. in an amount not to exceed $3,000,000, and consent to an extension fee of CAD $38,000 payable to Icarus.

As of June 30, 2009, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. The loan covenants currently require a ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not greater than 3.2 to 1.0, a ratio of fixed charges to adjusted EBITDA of not less than 1.25 to 1.0 and a requirement to attain $5.0 million of loan availability on or before June 1, 2009. As of June 30, 2009, we are in compliance with all covenants.

Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2009 was 3.95%.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., an Ontario corporation (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The holder of the Convertible Subdebt Note may convert at any time, the outstanding principal and accrued interest under the Convertible Subdebt Note into common stock of the Company at a per share price of $4.75, which was the closing consolidated bid price immediately preceding the entering into of the Convertible Subdebt Note. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and are being deferred and amortized over the remaining term of the Subdebt. The Convertible Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to repay the Convertible Subdebt Note, provided that the Company is not in default under the Bank Facility. We repaid Canadian $3,726,000 under the Convertible Subdebt Note on March 31, 2009 and the outstanding balance of the Convertible Subdebt Note at June 30, 2009, as translated into U.S. dollars was $1.1 million. A foreign exchange translation loss of $82,550 was recognized during the quarter as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3,000,000. The Note, which is subordinated to the Company’s Facility with Fifth Third, bears interest at 12% per annum with interest payable monthly. The maturity date of the note is the earlier of May 15, 2012 or six months after repayment of the Bank Facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amount in excess of the $10 million is required to be used to repay the Note, provided that the Company is not in default under its Bank Facility. At the option of Icarus, the note is repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3,536,700, representing the conversion rate at the issuance date of the Note. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, this option has been bifurcated and recorded at fair value. The liability of $0.1 million is included in the corresponding debt balance in the Company’s condensed consolidated balance sheet as of June 30, 2009. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the condensed consolidated statements of operations.

The Company may repay the Note at any time with no prepayment penalty. The outstanding balance of the Note at June 30, 2009, was $3.1 million in U.S. dollars and the total subordinated debt was $4.2 million in U.S. dollars.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Retirement plan:
Service cost	$44	$44	$88	$88
Interest cost	95	91	190	182
Expected return on plan assets	(80)	(105)	(160)	(210)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial loss	61	35	122	70

Net periodic benefit cost	$122	$67	$244	$134

Health care plan:
Interest cost	$4	$4	$8	$8
Amortization of gain	(1)	(1)	(2)	(3)

Net periodic benefit cost	$3	$3	$6	$5

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2009 we have made contributions to our defined benefit plans totaling $255,000. We anticipate contributing $231,000 to fund the pension plan during the remainder of fiscal 2009.

10.	Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $239,000 and $304,000 during the quarters ended June 30, 2009 and 2008, respectively and $473,000 and $558,000 for the six months ended June 30, 2009 and 2008, respectively.

During 2009, the Company awarded 138,400 shares of performance-based, restricted stock with a fair value of $3.50 per share which vest subject to attainment of predetermined Company performance goals by fiscal year end 2009. These shares will vest on March 31, 2010, if certain minimum financial targets are attained. If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and any expense recognized to date will be reversed. Currently no expense has been recorded due to the expectation that the related financial objectives will not be met.

Additionally, on May 21, 2009, a total of 8,000 shares of restricted stock with a fair value of $3.50 per share were granted to four independent directors. These shares vest over a one year period.

On May 21, 2009, at the 2009 Annual Meeting (the “Annual Meeting”) of Stockholders of CECO Environmental Corp. (the “Company”), the Company’s stockholders approved the CECO Environmental Corp. Employee Stock Purchase Plan (the “ESPP”). The ESPP is administered by the Compensation Committee. The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is one million five hundred shares over the ten year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. The plan will become effective on August 1, 2009.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2009 and December 31, 2008, the liability for uncertain tax benefits totaled approximately $432,000 and $420,000 respectively. Included in these balances is a $178,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of June 30, 2009 and December 31, 2008.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension liability that do not directly impact net earnings, if any during the period, and translation gains and losses for foreign operations.

Comprehensive loss of $(132,000) included net loss of $(639,000) and a translation gain of $507,000 for the three month period ended June 30, 2009, and comprehensive income of $1,038,000 for the three month period ended June 30, 2008 included net income of $1,029,000 and a translation gain of $9,000.

Comprehensive income of $90,000 included net loss of $(270,000) and a translation gain of $360,000 for the six month period ended June 30, 2009, and comprehensive income of $465,000 for the six month period ended June 30, 2008 included net income of $454,000 and a translation gain of $11,000.

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

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$553	$578	$574	$605
Provision	43	25	81	50
Payments	(85)	(29)	(144)	(81)

Ending balance	$511	$574	$511	$574

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at June 30, 2009 and December 31, 2008, except for subordinated notes for which fair value was $4.2 million.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

15.	Acquisitions

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

16.	Related Party Transactions

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., an Ontario corporation (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note was amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. We repaid Canadian $3,726,000 under the Convertible Subdebt Note on March 31, 2009 and the outstanding balance on the Convertible Subdebt Note at June 30, 2009, was $1.1 million in U.S. dollars.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3,000,000. The Company may repay the Convertible Subdebt Note and the Note at any time with no prepayment penalty. The Convertible Subdebt Note and the Note are secured by a second lien on the Company and its U.S. subsidiaries’ assets, which lien is subordinate to Fifth Third Bank. The outstanding balance of the Note at June 30, 2009, was $3.1 million in U.S. dollars. See Note 8.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 reflect our operations consolidated with the operations of our subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2009	2008	2009	2008
Net sales	$33.5	$57.4	$73.3	$104.3
Cost of sales	26.0	46.9	57.0	87.5

Gross profit	$7.6	$10.5	$16.3	$16.8
Percent of sales	22.7%	18.3%	22.2%	16.1%

Selling and administrative expenses	$7.8	$8.0	$15.3	$14.8
Percent of sales	23.3%	13.9%	20.9%	14.2%

Operating (loss) income	$(0.4)	$2.1	$0.5	$1.3
Percent of sales	(1.2)%	3.7%	0.7%	1.2%

Consolidated net sales for the second quarter decreased 41.6% or $23.9 million to $33.5 million in 2009 compared to $57.4 million in 2008. Consolidated net sales for the first six months of 2009 were $73.3 million, a decrease of $31.0 million or 29.7% compared to $104.3 million in 2008. The decrease in revenues for the three months ended June 30, 2009 was due to the weak economy which resulted in a 57% decrease in contracting revenues, a 34% decrease in equipment revenues and a 27% decrease in parts sales. The comparative six month decrease in net sales was also attributable to significant decreases in all groups although to a lesser degree because of an increase in equipment sales in the first quarter of 2009 as compared to the same quarter in 2008. Equipment group customers in power and refining have not been as adversely affected by the weak economy.

Orders booked were $32.7 million during the second quarter of 2009 and $67.7 million for the first six months of 2009, as compared to $54.1 million during the second quarter of 2008 and $106.9 million in the first half of 2008.

Second quarter 2009 gross profit was $7.6 million. This compares to gross profit of $10.5 million during the same period in 2008. Gross profit as a percentage of revenues for the three-month period ended June 30, 2009, increased by 4.4 percentage points to 22.7% compared with 18.3% for the comparable period in 2008. This anticipated increase was primarily the result of an increase in the proportion of sales of higher margin equipment and component parts to total sales. The equipment group sales, before intercompany eliminations, were 57.5% of total sales for the second quarter of 2009 compared to 49.2% of total sales for the second quarter of 2008 and the component parts sales, before intercompany eliminations, were 9.2% of total sales for the second quarter of 2009 compared to 7.1% sales for the second quarter of 2008. Additionally, gross margin percentages in equipment sales, contracting and parts sales also increased in the second quarter of 2009 compared to the second quarter of 2008.

Gross profit was $16.3 million for the first six months of 2009, a decrease of $.5 million compared to $16.8 million for the same period in 2008. Gross profit as a percentage of revenues for the first six months of 2009 increased to 22.2% compared to 16.1% for the same period in 2008. This increase was the result of the same factors described for the second quarter as well as the fact that the six month 2008 gross profit percentage was lower due to the impact of significant ongoing costs incurred on a large project caused by customer scope changes and site conditions.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Selling and administrative expenses decreased by $0.2 million, or 2.5%, from $8.0 million to $7.8 million during the second quarter and increased by $0.5 million, or 3.3%, from $14.8 million to $15.3 million during the first six months of 2009 compared to 2008. The three and six month periods ended June 30, 2009 reflect additional selling and administrative expenses of entities acquired during 2008, approximating $0.4 million and $1.8 million, respectively, and a $300,000 non-cash charge to increase the allowance for bad debts during the second quarter of 2009. These increases were offset by significant reductions in selling and administrative wages and fringes due to staff reductions of $0.7 million for the second quarter of 2009 and $1.0 million for the six months ended June 30, 2009 as compared to the same periods in 2008. The addition to the allowance for bad debts was due to an increase in the percentage of past due accounts as a percentage of the total receivables. None of these past due accounts relate to the automotive industry and our outstanding receivables related to the auto industry have been significantly reduced through collection.

Selling and administrative expense as a percentage of sales increased from 13.9% to 23.3% for the quarter ended June 30, 2009 and increased from 14.2% to 20.9% for the six months ended June 30, 2009. The increase in selling and administrative expenses as a percentage of sales is primarily due to the overall decline in sales volume as well as the increase to the allowance for bad debts during the second quarter of 2009.

Amortization expense decreased by $226,000 to $166,000 during the second quarter of 2009 from $392,000 in the same period of 2008 and decreased by $127,000 to $479,000 in the first six months of 2009 from $606,000 in the same period of 2008. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating loss was $(0.4) million in the second quarter of 2009, a decrease of $2.5 million compared to operating income of $2.1 million during the same quarter of 2008. Operating loss as a percent of sales in the second quarter of 2009 was (1.2%) compared to operating income of 3.7% for the same period in 2008.

Operating income for the first six months of 2009 was $0.5 million, a decrease of $0.8 million compared to operating income of $1.3 million during the same period of 2008. Operating income as a percent of sales for the six months ended June 30, 2009 was 0.7% compared to 1.2% for the same period in 2008.

Low sales volume was the primary factor for the decreases in operating income and operating margin percentages.

Other expense of $261,000 for the three months ended June 30, 2009 consists of losses on foreign currency translations and revaluation of the embedded derivative on the subordinated debt. For the six months ended June 30, 2009, other expense of $172,000 consisted of foreign currency translation losses and revaluation of the embedded derivative on the subordinated debt.

Interest expense decreased by $0.1 million from $0.4 million in the second quarter of 2008 to $0.3 million during the second quarter of 2009. Interest expense increased slightly to $0.7 million during the first six months of 2009 compared to $0.6 million during the first six months of 2008. The decrease for the quarter was due primarily to lower borrowings on the Company’s credit facility offset by higher interest rates on the facility which was amended effective March 31, 2009 and an additional $0.1million charge to interest expense resulting from a state sales tax audit. The six month period was affected by the same factors.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Federal and state income tax benefit was $0.3 million during the second quarter of 2009 compared to expense of $0.7 million during the second quarter of 2008. Federal and state income tax benefit was $0.1 million for the first six months of 2009 compared to a tax expense of $0.3 million in 2008. The federal and state income tax provision for the first six months of 2009 was 35%, which reflects the estimated effective tax rate for 2009. Our statutory income tax rate is affected by certain permanent differences including income or expense for market valuation of warrants, non-deductible interest expense related to the subordinated debt and non-deductible expense related to incentive stock options.

Net loss for the quarter ended June 30, 2009 was $0.6 million compared with net income of $1.0 million for the same period in 2008. Net loss for the six months ended June 30, 2009 was $0.3 million compared with a net income of $0.5 million for the same period in 2008.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog, as of June 30, 2009, was $62.4 million compared to $68.0 million as of December 31, 2008. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2009 and December 31, 2008, cash and cash equivalents totaled $1.1million and $1.2 million respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit.

Total bank debt at June 30, 2009 was $9.6 million versus $22.6 million at December 31, 2008. The bank debt at June 30, 2009 includes $6.8 million due on the revolving line of credit. Unused credit availability under our $30.0 million revolving line of credit at June 30, 2009 was $1.6 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement.

On May 1, 2009, the Company entered into a Sixth Amendment to Credit Agreement effective as of March 31, 2009. The Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp. in an amount not to exceed $3,000,000, and consent to an extension fee of CAD $38,000 payable to Icarus.

As of June 30, 2009, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. The loan covenants currently require a ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not greater than 3.2 to 1.0, a ratio of fixed charges to adjusted EBITDA of not less than 1.25 to 1.0 and a requirement to attain $5.0 million of loan availability on or before June 1, 2009. As of June 30, 2009, we are in compliance with all covenants.

Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolving credit line and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2009 was 3.95%.

On August 14, 2008, the Company issued the Convertible Subdebt Note in the amount of Canadian $5,000,000 to Icarus. The Convertible Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The holder of the Convertible Subdebt Note may convert at any time, the outstanding principal and accrued interest under the Note into common stock of the Company at a per share price of $4.75, which was the closing consolidated bid price immediately preceding the entering into of the Convertible Subdebt Note. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and are being deferred and amortized over the remaining term of the subdebt. The Convertible Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Convertible Subdebt Note, provided that the Company is not in default under the Bank Facility. The outstanding balance of the Convertible Subdebt Note at June 30, 2009, as translated into U.S. dollars, was $1.1 million.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3,000,000. The Note, which is subordinated to the Company’s Bank Facility with Fifth Third, bears interest at 12% per annum with interest payable monthly. The maturity date of the note is the earlier of May 15, 2012 or six months after repayment of the facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amount in excess of the $10 million is required to be used to repay the Note, provided that the Company is not in default under its Bank Facility with its senior lender. At the option of Icarus, the note is repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3,536,700, representing the conversion rate at the issuance date of the Note. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, this option has been bifurcated and recorded at fair value. The liability of $0.1 million is included in the corresponding debt balance in the Company’s

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

condensed consolidated balance sheet as of June 30, 2009. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the condensed consolidated statements of operations.

The Company may repay the note at any time with no prepayment penalty. The outstanding balance of the Note at June 30, 2009, was $3.1 million in U.S. dollars and the total subordinated debt was $4.2 million in U.S. dollars.

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2009	2008
Net cash provided by operating activities	$13,757	$1,657

Net cash used in investing activities	(807)	(16,621)

Net cash (used in) provided by financing activities	(12,998)	15,171

Net (decrease) increase	$(48)	$207

Net cash provided by operating activities was $13.8 million in 2009 compared to cash provided by operating activities in 2008 of $1.7 million. Cash provided by operating activities for the first six months of 2009 was primarily the result of a net loss of $0.3 million, non cash depreciation and amortization expense of $1.3 million, non cash compensation expense for stock awards of $0.5 million, non cash bad debt expense of $0.3 million, a decrease of $29.0 million in accounts receivable, decrease in costs and estimated earnings in excess of billings and estimated earnings of $2.9 million and a decrease in inventories of $0.6 million offset by an decrease in accounts payable of $17.5 million, a decrease in accrued income taxes of $2.2 million and a decrease in billings in excess of costs and estimated earnings of $1.1 million. Other changes in working capital items provided cash of $0.1 million. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at June 30, 2009 and December 31, 2008 was $13.3 million and $25.1 million, respectively.

Net cash used in investing activities was $0.8 million for the first six months of 2009 compared with $16.6 million for the same period in 2008. For the six months ended June 30, 2008, net cash used for the acquisition of FKI, which was financed by additional borrowings on the Company’s credit facility, amounted to $15.3 million. We are managing our capital expenditure spending in light of the current level of sales. We anticipate lower capital spending in 2009, which will be funded with cash provided by operating activities and additional borrowings on our revolving credit facility.

Financing activities used cash of $13.0 million during the first six months of 2009 compared with cash provided by financing activities of $15.2 million during the same period of 2008. This consisted of repayments on the credit facility of $11.5 million and payments on term debt of $1.5 million.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should,” and similar expressions to identify forward-looking statements.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(unaudited)

Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state, or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

CECO ENVIRONMENTAL CORP.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of a material weakness in our Entity-level Controls as further disclosed in Item 9A (“Management’s Annual Report on Internal Control Over Financial Reporting “) in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Require all significant or non-routine transactions to be thoroughly researched, analyzed, approved at the appropriate level, and documents by qualified accounting personnel. In addition, all major transactions will require the additional review and approval of the Chief Financial Officer.

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

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting on May 21, 2009, the shareholders of CECO Environmental Corp. took the following actions:

1. Elected the following seven directors, constituting the entire Board of Directors, for terms to expire at the 2010 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Votes For	Votes Withheld
Richard J. Blum	10,830,524	2,185,291
Arthur Cape	11,824,755	1,191,060
Jason DeZwirek	10,524,933	2,490,882
Phillip DeZwirek	10,496,636	2,519,179
Thomas J. Flaherty	12,019,421	996,394
Ronald E. Krieg	11,828,216	1,187,599
Donald A. Wright	11,682,718	1,333,097

2. Approved the CECO Environmental Corp. Employee Stock Purchase Plan as follows:

Votes for:	9,182,157
Votes against:	82,480
Abstain:	19,670
Broker non-votes:	3,731,508

3. Approved an amendment to the CECO Environmental Corp. 2007 Equity Incentive Plan to permit option repricing as follows;

Votes for:	6,513,041
Votes against:	2,746,796
Abstain:	24,496
Broker non-votes:	3,731,509

4. Ratified the appointment of BDO Seidman, LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2009 as follows:

Votes for:	12,950,825
Votes against:	56,547
Abstain:	8,441

ITEM 6.	EXHIBITS

10.1	Second Amendment to Subordinated Convertible Promissory Note between the Company and Icarus Investment Corp. dated May 1, 2009.

10.2	Sixth Amendment to Credit Agreement dated May 1, 2009, effective date March 31, 2009. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 7, 2009.)

10.3	Fourth Amended and Restated Revolving Credit Promissory Note, effective date March 31, 2009 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2009.)

10.4	Amended and Restated Term Promissory Note, effective date March 31, 2009 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 7, 2009.)

10.5	Promissory Note between the Company and Icarus Investment Corp. dated May 15, 2009.

10.6	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009.)

10.7	First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009.)

10.8	Restricted Stock Award Agreement of Dennis W. Blazer dated May 21, 2009.

10.9	Restricted Stock Award Agreement of David D. Blum dated May 21, 2009.

10.10	Restricted Stock Award Agreement of Richard J. Blum dated May 21, 2009.

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: August 10, 2009