Form 10-K/A
period 2008-12-31
CECO ENVIRONMENTAL CORP
filed 2009-09-25
CIK 3197

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2008): $53,740,925.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,323,231 shares of common stock, par value $0.01 per share, as of March 13, 2009.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to amend Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 30, 2008 (the “Form 10-K”) filed with the Securities and Exchange Commission by CECO Environmental Corp. (the “Company”) on March 16, 2009. This Amendment No. 1 is being filed solely for the purpose of (i) including a clear definitive statement disclosing management’s conclusion on the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal year, and (ii) correcting an inadvertent omission of the statement that our registered public accounting firm had issued an attestation report on the Company’s internal controls over financial reporting.

Further, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Except as noted above, the amendment does not modify or update the disclosures contained in the original Form 10-K to reflect events that occurred at a later date. Accordingly, this Amendment should be read in conjunction with the Company’s SEC filings made subsequent to the original filing.

PART II

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the material weakness described below.

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

The Company’s independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009	CECO ENVIRONMENTAL CORP.

	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chairman and Chief Executive Officer

	By:	/s/ Dennis W. Blazer
Dennis W. Blazer
Chief Financial Officer and Vice President-Finance and Administration

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002