Form 10-Q
period 2009-09-30
CECO ENVIRONMENTAL CORP
filed 2009-11-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at November 3, 2009 – 14,289,331

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2009

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$851	$1,169
Accounts receivable, net of allowance for doubtful accounts of $644 and $251, respectively	22,639	47,574
Costs and estimated earnings in excess of billings on uncompleted contracts	8,374	12,687
Inventories, net	5,049	6,169
Prepaid expenses and other current assets	3,201	2,220

Total current assets	40,114	69,819

Property and equipment, net	11,915	12,205
Goodwill	31,563	31,116
Intangibles – finite life, net	1,605	2,190
Intangibles – indefinite life	3,199	3,165
Deferred charges and other assets	1,603	1,522

	$89,999	$120,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,080	$1,474
Accounts payable and accrued expenses	17,621	33,153
Billings in excess of costs and estimated earnings on uncompleted contracts	7,559	8,058
Accrued income taxes	–	2,291

Total current liabilities	26,260	44,976
Other liabilities	3,119	3,017
Debt, less current portion	8,829	21,111
Deferred income tax liability	2,311	2,311
Related party subordinated notes	4,429	4,089

Total liabilities	44,948	75,504

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,053,372 and 15,087,272 shares issued in 2009 and 2008, respectively	150	150
Capital in excess of par value	43,635	42,924
Accumulated earnings	5,736	6,684
Accumulated other comprehensive loss	(2,528)	(3,303)

	46,993	46,455
Less treasury stock, at cost, 764,041 shares in 2009 and 2008	(1,942)	(1,942)

Total shareholders’ equity	45,051	44,513

	$89,999	$120,017

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
Net sales	$33,203	$55,238	$106,501	$159,546
Cost of sales	26,185	43,683	83,221	131,239

Gross profit	7,018	11,555	23,280	28,307
Selling and administrative	7,222	8,750	22,538	23,573
Amortization	139	376	618	982

(Loss) income from operations	(343)	2,429	124	3,752
Other income (expense), net	(375)	–	(547)	–
Interest expense (including related party interest of $122 and $81, and $309 and $81, respectively)	(326)	(467)	(1,035)	(1,046)

(Loss) income before income taxes	(1,044)	1,962	(1,458)	2,706

Income tax (benefit) provision	(366)	766	(510)	1,056

Net (loss) income	$(678)	$1,196	$(948)	$1,650

Per share data:
Basic net (loss) income	$(.05)	$.08	$(.07)	$.11

Diluted net (loss) income	$(.05)	$.08	$(.07)	$.11

Weighted average number of common shares outstanding:
Basic	14,241,594	14,949,352	14,214,065	14,899,005

Diluted	14,241,594	15,722,058	14,214,065	15,434,682

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(948)	$1,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,905	2,187
Non cash interest expense included in net (loss) income	20	56
Non cash loss on remeasurement of subordinated debt	340	–
Compensation expense – stock awards	711	846
Bad debt expense	392	–
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	24,543	14,312
Inventories	1,120	(1,046)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,313	(2,621)
Prepaid expenses and other current assets	(981)	947
Deferred charges and other assets	(101)	(605)
Accounts payable and accrued expenses	(15,514)	(14,356)
Billings in excess of costs and estimated earnings on uncompleted contracts	(499)	140
Accrued income taxes	(2,291)	(243)
Other liabilities	345	(197)

Net cash provided by operating activities	13,355	1,070

Cash flows from investing activities:
Acquisitions of property and equipment	(997)	(1,589)
Net cash paid for acquisitions	–	(23,535)

Net cash used in investing activities	(997)	(25,124)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines	(10,926)	14,558
Proceeds from exercise of stock options	–	43
Subordinated debt borrowings	3,000	4,816
Subordinated debt repayments	(3,000)	–
Proceeds from term debt	–	5,000
Repayment of term debt	(1,750)	(600)

Net cash (used in) provided by financing activities	(12,676)	23,817

Net decrease in cash and cash equivalents	(318)	(237)
Cash and cash equivalents at beginning of the period	1,169	656

Cash and cash equivalents at end of the period	$851	$419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,230	$940

Income taxes	$2,407	$717

Stock based consideration for acquisition	$–	$898

The notes to condensed consolidated financial statements

are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited, condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008 and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and of cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations for the three-month period and nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended by the 10-K/A filed on September 25, 2009, for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

The Company has evaluated subsequent events through November 9, 2009, the date these financial statements were issued.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended by the 10-K/A filed on September 25, 2009, filed for the fiscal year ended December 31, 2008 with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

New Financial Accounting Pronouncements Adopted

Accounting Standards Codification (“ASC”) 855 – In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual reporting periods ended after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ASC 825—In April 2009, the FASB issued ASC 825-10-65-1 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for interim and annual periods ended after March 15, 2009 subject to certain restrictions. The Company did not elect early adoption in the quarter ended March 31, 2009 and, therefore, began applying the provisions of this guidance for the quarter ended June 30, 2009. See Note 15.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 805—In December 2007, the FASB issued transition guidance ASC 805-10-65-1, “Transition Related to FASB Statement No. 141 (revised 2007), Business Combinations.” This guidance defines the acquirer in a business combination as the entity that obtains control of one or more businesses, and establishes the acquisition date as the date the acquirer achieves this control. This statement also refines the application of the purchase method by requiring the acquirer to recognize assets acquired and liabilities assumed at fair value and replacing the cost-allocation process previously required. Furthermore, acquisition-related costs and restructuring costs that are expected but not obligatory are required to be recognized separately from the business combination. This guidance is effective prospectively for business combinations with acquisition dates on or after January 1, 2009. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of adoption. However, management believes this statement could have a material impact on the Company’s future financial statements depending on its acquisition plans.

ASC 805—In April 2009, the FASB amended its guidance related to the accounting for assets and liabilities arising from contingencies in a business combination. The amended guidance requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, an asset or liability is to be recognized at the amount that would be recognized in accordance with ASC 450, “Contingencies” for liabilities and an amount using similar criteria for assets. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of this guidance. However, management believes this statement could have a material impact on the Company’s future financial statements depending on its acquisition plans.

ASC 815 —During June 2008, the FASB issued 815-10-65-3, “Transition Related to EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, which became effective for the Company on January 1, 2009. This guidance addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815, “Derivatives and Hedging”. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). This guidance did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows upon its effective date.

ASC 350— In April 2008, the FASB issued ASC 350-30-65-1, “Transition Related to FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets.” ASC 350-30-65-1 provides guidance on the determination of useful lives of intangible assets. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Rather the Company must consider its own historical experience in renewing or extending similar arrangements. This guidance became effective on January 1, 2009 and did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

ASC 260— In June 2008, the FASB issued ASC 260-10-65-2 “Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, “Earnings per Share”, when computing basic and diluted EPS. This guidance became effective for the Company on January 1, 2009. Because the Company’s Restricted Share awards contain non-forfeitable dividend rights, the provisions of this guidance must be applied. Upon adoption, the Company was required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this guidance. Due to the net loss incurred for the quarter ended March 31, 2008, the Company’s previously-reported basic and diluted weighted average shares outstanding, and earnings (loss) per share, for this period were not affected by the adoption of this FSP. There is no impact on previously reported basic and diluted earnings (loss) per share for any reported period during 2008 or for the year ended December 31, 2007. Periods prior to 2007 were not impacted as the Company had not issued Restricted Share awards in such periods. The impact on basic and diluted weighted average shares outstanding for the remaining quarters and year to date periods in 2008 and for the year ended December 31, 2007 is as follows:

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

ASC 820—Effective January 1, 2008, the Company partially adopted ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2” as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for the Company. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

ASC 105—In June 2009, the FASB issued ASC 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Accounting Standards Codification will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ended after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP are disclosed in our consolidated financial statements.

Recently Issued Accounting Pronouncements

ASC 715—In December 2008, the FASB issued ASC 715-20-65-2, “Transition Related to FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”. ASC 715-20-65-2 amends ASC 715, Compensation - Retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by ASC 715-20-65-2 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by ASC 715. This guidance is effective for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 605-25—In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

3.	Inventories

$ in thousands

	September 30, 2009	December 31, 2008

Raw materials and subassemblies	$3,699	$4,272
Finished goods	885	932
Parts for resale	649	965
Obsolescence allowance	(184)	–

	$5,049	$6,169

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	September 30, 2009	December 31, 2008

Costs incurred on uncompleted contracts	$93,175	$203,500
Estimated earnings	20,131	28,450

	113,306	231,950
Less billings to date	(112,491)	(227,321)

	$815	$4,629

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,374	$12,687
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,559)	(8,058)

	$815	$4,629

5.	Goodwill and Intangible Assets

$ in thousands

	Nine months ended September 30, 2009		Year ended December 31, 2008

Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$31,116	$3,165	$14,761	$2,095

Acquisitions	–	–	17,039	1,122

Foreign currency adjustments	447	34	(684)	(52)

	$31,563	$3,199	$31,116	$3,165

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30, 2009		December 31, 2008
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,412	$1,001	$1,412	$932

Backlog	582	582	1,451	1,249

Customer lists	1,633	600	1,595	352

Employment contracts	418	269	410	163

Other	125	113	111	93

	$4,170	$2,565	$4,979	$2,789

As required by accounting rules, we no longer amortize our goodwill and intangible assets with an indefinite life.

We complete an annual (or more often if circumstances require) impairment test for our indefinite life intangible assets. Those tests in 2008, 2007 and 2006 did not indicate any impairment. In performing these assessments, the carrying value of the asset is considered impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Also as required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill. Those tests in 2008, 2007 and 2006 did not indicate any impairment. In performing these assessments, the carrying value of the reporting unit is compared to its estimated fair value, as calculated by the multiple of pre-tax EBITDA method. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

Major factors that influence our cash flow analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses.

In particular to our goodwill testing at December 31, 2008, we based our assessment on our projection of future operating performance of our reporting units, which was assumed to approximate the 2008 operating results. To determine the fair value of each of the reporting units, we applied a reasonable multiple to 2008 pre-tax earnings before interest, depreciation and amortization to estimate our reporting units’ fair values. The multiple applied to pre-tax earnings before interest, depreciation and amortization was based on available market data related to recent transactions of comparable companies. Our analysis indicated that the carrying value of our reporting units was significantly lower than their fair values.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

While management, based on current forecasts and outlooks, believes that the estimated fair value is still reasonable, the current economic slump has had an impact on our recent operating results, and we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. We believe that the decline in operating income is not indicative of full year 2009 results, as we anticipate that the fourth quarter, which is typically our strongest quarter, will be profitable and our projection for 2010 anticipates significant improvement over 2009 results. Additionally, as of September 30, 2009, our market capitalization was $56.4 million compared to a consolidated book value of $45.1 million. Accordingly, management has not tested goodwill for impairment on an interim basis, but rather intends to test goodwill for impairment as of December 31, 2009. However, a prolonged continuation of the current economic slump could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations and our goodwill may be considered impaired as of the annual testing date in December 2009.

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. No impairment of amortizable intangible assets was indicated and no remaining useful lives were changed as of September 30, 2009.

Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives of 17 years for patents, 12 to 18 months for backlog, 5 years for customer lists and 3 years for employment contracts. Amortization of finite life intangibles for the three months ended September 30, 2009 and 2008 was $139,000 and $376,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $618,000 and $982,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $132,000 for the remainder of 2009, $494,000 in 2010, $424,000 in 2011, $316,000 in 2012 and $130,000 in 2013.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Earnings Per Share

Effective January 1, 2009, the Company adopted ASC 260-10-65-2, Transition Related to FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” As a result of the adoption of this accounting guidance, non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method when computing basic and diluted EPS. Losses are only allocable to participating securities if the holder has the contractual obligation to share in the losses of the Company. Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month and nine months periods ended September 30, 2009, 46,085 and 83,171 non-vested restricted share awards were excluded from the computation of basic and diluted weighted average common shares outstanding due to the reported net loss for the periods. For the three and nine month periods ended September 30, 2008, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 128,099 and 134,851, respectively.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three and nine month periods ended September 30, 2009, 1,283,105 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2008, 490,000 outstanding options and warrants were not included in the computation of diluted earnings per share due to their exercise price being greater than the market price of the stock. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Convertible Subdebt Note (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the convertible Subdebt Note for the three and nine month periods ended September 30, 2009 was a net expense of approximately $203,000 and $294,000, respectively. Because of an anti-dilutive effect, the net loss was not adjusted for this net impact for the three and nine month periods ended September 30, 2009. The numerator was adjusted to add back or deduct the net-of-tax impact of related interest charges and foreign currency exchange gains totaling $8,000 for the three and nine month periods ended September 30, 2008 and 169,474 shares were added to the denominator.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

We entered into our current credit facility (the “Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to the Bank Facility effective as of March 31, 2009. The Sixth Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp. in an amount not to exceed $3,000,000, and consent to an extension fee of CAD $38,000 payable to Icarus.

Total bank debt at September 30, 2009 was $9.9 million and $22.6 million at December 31, 2008. The Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. Amounts outstanding under the revolver were $7.4 million and $18.4 million at September 30, 2009 and December 31, 2008, respectively. Unused credit availability under our $30.0 million revolving line of credit at September 30, 2009 was $4.5 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement. At September 30, 2009, $2.5 million of a remaining $5.0 million term note is still outstanding. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of September 30, 2009 was 3.44%.

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

Terms of the Bank Facility, as amended, include financial covenants which require compliance including at September 30, 2009 and each quarter through March 31, 2011. The covenants increase the maximum capital expenditures financial covenant commencing with fiscal year 2008, and each year thereafter during the term of the Bank Facility from $2,000,000 to $2,500,000. The minimum Fixed Charge Coverage Ratio remains constant at 1.25 to 1.0 for each quarter during the term of the Bank Facility and the maximum funded debt to EBITDA covenant is 3.2 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility.

As of September 30, 2009, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., an Ontario corporation (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The holder of the Convertible Subdebt Note may convert at any time, the outstanding principal and accrued interest under the Convertible Subdebt Note into common stock of the Company at a per share price of $4.75 which was the closing consolidated bid price immediately preceding the issuance of the Subdebt. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and are being deferred and amortized over the remaining term of the Convertible Subdebt Note. The Convertible Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Convertible Subdebt Note, provided that the Company is not in default under the Bank Facility. We repaid Canadian $3,726,000 under the Convertible Subdebt Note on March 31, 2009 and the outstanding balance of the Convertible Subdebt Note at September 30, 2009, as translated into U.S. dollars was $1.2 million. A foreign exchange translation loss of $71,000 and $84,000 were recognized during the quarter and the nine months ended September 30, 2009, respectively, as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3,000,000. The Note, which is subordinated to the Company’s Bank Facility, bears interest at 12% per annum with interest payable monthly. The maturity date of the note is the earlier of May 15, 2012 or six months after repayment of the Bank Facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amount in excess of the $10 million is required to be used to repay the Note, provided that the Company is not in default under its Bank Facility. At the option of Icarus, the note is repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3,536,700, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option has been bifurcated and recorded at fair value. The liability of $0.3 million is included in the corresponding debt balance in the Company’s condensed consolidated balance sheet as of September 30, 2009. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the condensed consolidated statements of operations and were losses of $197,000 and $256,000 for the quarter and nine months ended September 30, 2009, respectively.

On August 17, 2009, the Company entered into a First Amendment to Security Agreement and a First Amendment to Promissory Note with Icarus, effective May 15, 2009. The amendments clarify that the Note is secured by the assets of the Company and its U.S. subsidiaries to the same extent as the Convertible Subdebt Note.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company may repay the Note at any time with no prepayment penalty. The Convertible Subdebt Note and the Note are secured by a second lien on the Company and its U.S. subsidiaries’ assets, which lien is subordinate to Fifth Third Bank. The outstanding balance of the Note at September 30, 2009, was $3.3 million in U.S. dollars and the total subordinated debt was $4.4 million in U.S. dollars.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2009	2008	2009	2008
Retirement plan:
Service cost	$44	$44	$132	$132
Interest cost	95	91	285	273
Expected return on plan assets	(80)	(105)	(240)	(315)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial loss	61	35	183	105

Net periodic benefit cost	$122	$67	$366	$201

Health care plan:
Interest cost	$4	$4	$12	$12
Amortization of gain	(1)	(2)	(3)	(5)

Net periodic benefit cost	$3	$2	$9	$7

As of September 30, 2009 we have made contributions to our defined benefit plans totaling $308,000. We anticipate contributing $178,000 to fund the pension plan during the remainder of fiscal 2009.

10.	Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $239,000 and $288,000 during the quarters ended September 30, 2009 and 2008, respectively, and $711,000 and $846,000 for the nine months ended September 30, 2009 and 2008, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On May 21, 2009, at the 2009 Annual Meeting (the “Annual Meeting”) of Stockholders of CECO Environmental Corp. (the “Company”), the Company’s stockholders approved the CECO Environmental Corp. Employee Stock Purchase Plan (the “ESPP”). The ESPP is administered by the Compensation Committee. The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is one million five hundred shares over the ten year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. The plan became effective on August 1, 2009 and compensation expense in the amount of $1,500 was recorded in the quarter ended September 30, 2009.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.

As of September 30, 2009 and December 31, 2008, the liability for uncertain tax benefits totaled approximately $438,000 and $420,000, respectively. Included in these balances is a $178,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of September 30, 2009 and December 31, 2008.

12.	Acquisitions

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million (funded under the amended Bank Facility), liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011. No earn–out payments are accrued as of September 30, 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 1, 2008, the Company, through a subsidiary, acquired all of the stock of Flextor Inc., a Quebec company (“Flextor”), pursuant to the terms of a Stock Purchase Agreement dated August 1, 2008, among the Company, 9199-3626 Quebec Inc., Michael dos Santos, The Dos Santos Family Trust, Thierry Allegrucci, The Allegrucci Family Trust, Francois Rouviere and Antandamy Investments Inc. Additionally, the former owners are entitled to earn-out payments of up to $.5 million upon the attainment of specified gross profit amounts through July 31, 2011. No earn–out payments are accrued as of September 30, 2009.

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

Comprehensive loss of $(263,000) included net loss of $(678,000) and a translation gain of $415,000 for the three month period ended September 30, 2009, and comprehensive income of $1,175,000 for the three month period ended September 30, 2008 included net income of $1,196,000 and a translation loss of $(21,000).

Comprehensive loss of $(173,000) included net loss of $(948,000) and a translation gain of $775,000 for the nine month period ended September 30, 2009, and comprehensive income of $1,640,000 for the nine month period ended September 30, 2008 included net income of $1,650,000 and a translation loss of $(10,000).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2009	2008	2009	2008
Beginning balance	$511	$574	$574	$605
Provision	138	59	219	109
Payments	(158)	(29)	(302)	(110)
Acquisition	–	77	–	77

Ending balance	$491	$681	$491	$681

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at September 30, 2009 and December 31, 2008, except for subordinated notes for which fair value was $4.4 million at September 30, 2009.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($’s in millions)	2009	2008	2009	2008
Net sales	$33.2	$55.2	$106.5	$159.5
Cost of sales	26.2	43.6	83.2	131.2

Gross profit	$7.0	$11.6	$23.3	$28.3
Percent of sales	21.1%	21.0%	21.9%	17.7%

Selling and administrative expenses	$7.2	$8.7	$22.5	$23.5
Percent of sales	21.7%	15.8%	21.1%	14.7%

Operating (loss) income	$(0.3)	$2.4	$0.1	$3.8
Percent of sales	(0.9)%	4.3%	0.1%	2.4%

Consolidated net sales for the third quarter decreased 39.9% or $22.0 million to $33.2 million in 2009 compared to $55.2 million in 2008. Consolidated net sales for the first nine months of 2009 were $106.5 million, a decrease of $53.0 million or 33.2% compared to $159.5 million in 2008. The decrease in revenues for the three months ended September 30, 2009 was due to the continuing weak economy which resulted in a 66% decrease in contracting revenues, a 26% decrease in equipment revenues and an 11% decrease in parts sales. The comparative nine month decrease in net sales was also attributable to significant decreases in all groups although to a lesser degree because of an increase in equipment sales in the first quarter of 2009 as compared to the same quarter in 2008.

New orders booked were $26.9 million during the third quarter of 2009 and $94.6 million for the first nine months of 2009, as compared to $54.0 million during the third quarter of 2008 and $160.9 million in the first nine months of 2008. The decrease in bookings for the quarter is due to reduced demand for our products in the current weak economy. We believe that bookings activity will increase in the fourth quarter.

Third quarter 2009 gross profit decreased by $4.6 million or 39.7% to $7.0 million compared to a gross profit of $11.6 million during the same period in 2008. Gross profit for the quarter as a percentage of sales increased slightly to 21.1% from 21.0%. For the first nine months of 2009, gross profit decreased by $5.0 million or 17.7% to $23.3 million compared to $28.3 million for the same period in 2008. Gross profit as a percentage of sales for the nine month period increased by 4.2 percentage points to 21.9% from 17.7% in 2008. This increase was primarily the result of an increase in the proportion of sales of higher margin equipment and component parts to total sales. The equipment group sales, before intercompany eliminations, were 58.7% of total sales for the nine months of 2009 compared to 45.1% of total sales for the same period in 2008 and the component parts sales, before intercompany eliminations, were 10.5% of total sales for the third quarter of 2008 compared to 6.9% sales for the third quarter of 2008.

Selling and administrative expenses decreased by $1.5 million, or 18.2%, from $8.7 million to $7.2 million during the third quarter and decreased by $1.0 million, or 4.7%, from $23.5 million to $22.5 million during the first nine months of 2009 compared to 2008. The three and nine month periods ended September 30, 2009 reflect additional selling and administrative expenses of entities acquired during 2008 of approximately $0.3 million and $2.1 million, respectively. The nine month period also includes a $392,000 non-cash charge to increase the allowance for bad debts. These increases were offset by significant reductions in selling and administrative wages & fringes due to staff reductions and reduced commissions and incentive pay of $0.9 million for the third quarter of 2009 and $1.7 million for the nine months ended September 30, 2009 as compared to the same periods in 2008. Professional fees & service expenses were also reduced by $0.2 million for the quarter and $0.5 million for the nine month period ended September 30, 2009.

Selling and administrative expense as a percentage of sales increased from 15.8% to 21.7% for the quarter ended September 30, 2009 and increased from 14.7% to 21.1% for the nine months ended September 30, 2009. The increase in selling and administrative expenses as a percentage of sales is primarily due to the overall decline in sales volume.

Amortization expense decreased by $237,000 to $139,000 during the third quarter of 2009 from $376,000 in the same period of 2008 and decreased by $364,000 to $618,000 in the first nine months of 2009 from $982,000 in the same period of 2008. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income decreased by approximately $2.7 million to an operating loss of $0.3 million in the third quarter of 2009 compared to operating income of $2.4 million during the same quarter of 2008. The impact of lower revenues offset by higher margins due to changing product mix in the third quarter were the primary factors for the decrease in operating income. Operating income for the first nine months of 2009 decreased by $3.7 million to $0.1 million compared to operating income of $3.8 million during the same period of 2008. This decrease was also due to the impact of decreased revenues offset by higher margins due to changing product mix in the nine month period, further reduced by related decreases in selling and administrative expenses.

Other expense of $375,000 for the three months ended September 30, 2009 consists primarily of losses on foreign currency transactions and revaluation of the embedded derivative on the subordinated debt. For the nine months ended September 30, 2009, other expense of $547,000 also consisted primarily of foreign currency transaction losses and revaluation of the embedded derivative on the subordinated debt.

Interest expense for the three months ended September 30, 2009 decreased by $0.2 million to $0.3 million compared to $0.5 million during the third quarter of 2008. This increase was due to lower outstanding balances on the Company’s credit facility offset by higher interest rates.

Interest expense for the nine months ended September 30, 2009 remained constant at $1.0 million during the first nine months of 2009 which was also the net result of lower outstanding balances on the Company’s credit facility offset by higher interest rates.

Federal and state income tax benefit was $0.4 million during the third quarter of 2009 compared to an expense of $0.8 million during the third quarter of 2008. Federal and state income tax benefit was $0.5 million for the first nine months of 2009 compared to a tax expense of $1.1 million in 2008.

The federal and state income tax expense for the three months and nine months ended September 30, 2009 was 35% of income from operations before income taxes. Our effective income tax rate is affected by certain permanent timing differences including non-deductible compensation expense related to the issuance of incentive stock options. The federal and state income tax expense for the three months ended September 30, 2008 was 39% of income from operations before income taxes. Net loss for the quarter ended

September 30, 2009 was $0.7 million compared with net income of $1.2 million for the same period in 2008. Net loss for the nine months ended September 30, 2009 was $0.9 million compared with a net income of $1.7 million for the same period in 2008. This decrease in net income for the quarter and for the nine months ended September 30, 2009 was the result of the previously discussed factors.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of orders we have received that have not been completed for products and services we expect to substantially ship and deliver within the next 12 months. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future.

Our backlog, as of September 30, 2009 was $56.1 million compared to $68.0 million as of December 31, 2008. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the projects, weather, and labor availability also can have an affect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, available borrowings under our revolving credit facility and secondary equity offerings. Our principal uses of cash are operating costs, debt service, capital expenditures, working capital and other general corporate requirements.

At September 30, 2009 and December 31, 2008, cash and cash equivalents totaled $0.9 and $1.2 million, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our debt.

Total bank debt at September 30, 2009 was $9.9 million and $22.6 million at December 31, 2008. The bank debt at September 30, 2009 includes $7.4 million due on the revolving line of credit. Unused credit availability under our $30.0 million revolving line of credit at September 30, 2009 was $4.5 million compared to $8.1 million at December 31, 2008 due mainly to the decrease in eligible accounts receivable. Availability is limited as determined by a borrowing base formula contained in the credit agreement as follows:

$ in millions	9/30/09	12/31/08
Eligible accounts receivable at 70%	$12.0	$23.7
Net unbilled revenues at 50% up to $1.0 million	0.3	1.0
Eligible inventory at 50% up to $7.5 million	2.3	2.9
Borrowing base reserves required by lender	0.5	0.0

Borrowing base	$15.1	$27.6
Revolving loan principal amount	(7.3)	(17.9)
Letters of credit	(3.3)	(1.6)

Loan availability	$4.5	$8.1

Based on our historical results, management’s experience, our current business strategy and current cash flows, we believe that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, as necessary, we believe that we will be able to adjust operating expenses in order to maintain positive operating cash flow. Nevertheless, if we generate insufficient cash flows from operations or are unable to draw the amounts needed from our Bank Facility to meet our short-term liquidity needs, we may borrow additional funds. Although management believes that we will be able to fund our operations from current resources, there is no guarantee that we will be able to do so, however, alternative sources of funding are potentially available in the form of additional term debt to be provided by our lender, which may be collateralized by our real estate and equipment, as well as subordinated debt to be provided by a related party. However, we cannot provide any assurances that such financing will be available to us on favorable terms or at all.

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

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

As of September 30, 2009, the Bank Facility, as amended, includes a revolving line of credit of up to $30 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. The loan covenants currently require a ratio of funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not greater than 3.2 to1.0, and a ratio of fixed charges to adjusted EBITDA of not less than 1.25 to 1.0. As of September 30, 2009, we were in full compliance with all covenants and expect continued compliance.

Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of September 30, 2009 was 3.44%.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5,000,000 to Icarus Investment Corp., an Ontario corporation (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provides for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The holder of the Subordinated Subdebt Note may convert at any time the outstanding principal and accrued interest under the Convertible Subdebt Note into common stock of the Company at a per share price of $4.75 which was the closing consolidated bid price immediately preceding the issuance of the Subdebt. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus Investment Corp. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and are being deferred and amortized over the remaining term of the Subdebt. The Convertible Subdebt Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amounts in excess of the $10 million are required to be used to repay the Convertible Subdebt Note, provided that the Company is not in default under the Bank Facility. We repaid Canadian $3,726,000 under the Convertible Subdebt Note on March 31, 2009 and the outstanding balance of the Convertible Subdebt Note at September 30, 2009, as translated into U.S. dollars, was $1.2 million. A foreign exchange translation loss of $71,000 was recognized during the quarter and $84,000 was recognized for the nine month period as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3,000,000. The Note, which is subordinated to the Company’s Facility with Fifth Third, bears interest at 12% per annum with interest payable monthly. The maturity date of the note is the earlier of May 15, 2012 or six months after repayment of the Bank Facility. The Note also matures in the event of a merger or reorganization of the Company that results in a change of control, upon the sale of 50% of the assets of the Company, or any sale of any division of the Company in excess of $5 million. To the extent that the Company completes an equity financing in excess of $10 million, 25% of the amount in excess of the $10 million is required to be used to repay the Note, provided that the Company is not in default under its Bank Facility. At the option of Icarus, the note is repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3,536,700, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815, “Derivatives and Hedging”, this option has been bifurcated and recorded at fair value. The liability of $0.3 million is included in the corresponding debt balance in the Company’s condensed consolidated balance sheet as of September 30, 2009. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the condensed consolidated statements of operations and were losses of $197,000 and $256,000 for the quarter and nine months ended September 30, 2009, respectively.

On August 17, 2009, the Company entered into a First Amendment to Security Agreement and a First Amendment to Promissory Note with Icarus, effective May 15, 2009. The amendments clarify that the Note is secured by the assets of the Company and its U.S. subsidiaries to the same extent as the Convertible Subdebt Note.

The Company may repay the Note at any time with no prepayment penalty. The outstanding balance of the Note at September 30, 2009, was $3.3 million in U.S. dollars and the total subordinated debt was $4.4 million in U.S. dollars.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2009	2008
Net cash provided by operating activities	$13,355	$1,070
Net cash used in investing activities	(997)	(25,124)
Net cash (used in) provided by financing activities	(12,676)	23,817

Net decreases	(318)	$(237)

For the nine months ended September 30, 2009, $13.4 million in cash was provided by operating activities compared to $1.1 million provided by operating activities in 2008. The increase in cash provided by operating activities was due primarily to a net decrease in working capital requirements. Compared to working capital changes, net of acquisitions, in 2008, 2009 working capital changes provided additional cash of $10.2 million from accounts receivable, $6.9 million from costs in excess of billings and $2.2 million from inventory. These positive changes were offset by working capital changes that used more cash in 2009 of $2.0 million from accrued taxes and $1.2 million from accounts payable and $0.6 million from billings in excess of costs. The decrease in accounts receivable and costs in excess of billings was mainly the result of a decline in our contracting group revenues in 2009 compared to 2008. Billings in excess of costs and accounts payable both declined as a result contracting projects nearing completion or being completed in 2009 without being replaced by an equal or greater volume of new contracts. Accrued taxes declined due to the current net loss position in 2009 compared to net income for the same period in 2008.

Net loss for the nine months ended in 2009 included $1.9 million of non cash expenses for depreciation and amortization compared to $2.2 million for depreciation and amortization for the same period in 2008. This decrease was due primarily to decreased amortization of definite life intangibles from recent acquisitions. Additionally, 2009 net loss included $0.7 million for non cash stock awards compared to $0.8 million in 2008 and $0.3 million for non cash remeasurement of subordinated debt compared to $0 in 2008. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at September 30, 2009 was $14.1 million as compared to $25.1 million at December 31, 2008. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

Cash of $1.0 million was used in investing activities for the acquisition of property and equipment in 2009 compared to cash used of $1.6 million in 2008. Additionally, $23.5 million of cash was used in 2008 acquisitions.

Cash was used in 2009 financing activities for repayments on the revolving credit line of $10.9 million and repayments on the term-debt of $1.8 million compared to cash provided by revolving credit line borrowing of $14.6 million, term-debt borrowings of $5.0 million and subordinated debt borrowings of $4.8 million in 2008.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,”

“estimate,” “forecast,” “project,” “will,” “plan,” “should,” and similar expressions to identify forward-looking statements. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed or implied in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state, or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Risk Management Activities

In the normal course of business, we are exposed to market risk including changes in interest rates, foreign currencies and raw material commodity prices. We may use derivative instruments to manage our interest rate exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we may enter into hedging relationships such that changes in the fair values of cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. There are currently no derivatives in place.

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

Foreign currency fluctuations

We have subsidiaries that have assets and liabilities denominated in foreign currencies that are subject to fluctuation based on exchange rates with the United States dollar.

CECO ENVIRONMENTAL CORP.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

We have engaged two third party professionals to advise the Company in connection with (1) SEC related activities including accounting guidance and periodic reporting, and (2) all tax related activities.

In addition, the following are specific remedial actions that have been taken or are to be taken for matters related to accounting for significant or non-routine transactions:

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

The Company has developed a formal policy requiring proper approval for sales contracts of less than $50,000.

Lastly, we have implemented an integrated IT system. Effective controls over end user computing applications are inherent in the system. Access to programs is designed in the system with access privileges to be consistent with job responsibilities. System database access is also restricted to mitigate segregation of duties issues. When segregation of duties issues cannot be addressed systematically, compensating controls will are being designed and implemented.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the material weakness identified as of December 31, 2008. The Company is committed to continuing to improve its internal control processes and will continue to review its disclosure controls and procedures and internal control over financial reporting. As management continues to evaluate and work to improve the Company’s controls, additional control deficiencies may be identified. Further, management may determine to take additional measures to address control deficiencies. Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Seventh Amendment to Credit Agreement dated August 17, 2009, effective date May 15, 2009

10.2	First Amendment to Promissory Note between the Company and Icarus Investment Corp. executed as of August 17, 2009, effective May 15, 2009

10.3	First Amendment to Security Agreement by the Company and its United States subsidiaries in favor of Icarus Investment Corp., an Ontario corporation, executed as of August 17, 2009, effective May 15, 2009

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/S/ DENNIS W. BLAZER
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: November 9, 2009