Form 10-K
period 2009-12-31
CECO ENVIRONMENTAL CORP
filed 2010-03-29
CIK 3197

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Forrer Street Cincinnati, Ohio	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act. (check one)

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2009): $41,461,781

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,300,047 shares of common stock, par value $0.01 per share, as of March 4, 2010.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 20, 2010 are incorporated by reference into Part III.

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

General

CECO Environmental Corp. (“CECO”) was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services through four principal product groups: our Contracting/Services Group, which produces air pollution control and industrial ventilation systems, our Equipment Group, which produces various types of air pollution control equipment, our Parts Group, which manufactures products used by us and other air pollution control companies and contractors, and our Engineering Group, which provides industrial ventilation engineering and source emission testing services. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

Unless the context indicates otherwise, the terms “CECO”, “Company”, “we”, “us”, and “our”, as used herein refer to CECO Environmental Corp. and its subsidiaries.

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum”, “kbd/Technic”, “CECO Filters”, “Busch International”, “CECO Abatement Systems”, “CECOaire”, “K&B Duct”, “Effox”, “GMD Environmental”, “Fisher-Klosterman”, “Buell”, “A.V.C.” “FKI”, and “Flextor”, to multiple end markets, a broad group of customers and for a wide range of applications.

We have created a family of companies, each playing a specialized role in the creation of clean air solutions. In December 1999, we acquired Kirk & Blum, one of the largest sheet metal fabricators in the country. This major acquisition significantly changed our focus and capabilities by transforming the Company from a manufacturing operation to a full-service product, engineering and design service provider of air pollution control solutions. We have built upon this end-to-end platform strategy by broadening our offerings through both acquisitions and the creation of new service offerings. Other important developments include the following:

•

Organized our marketing group CECO Energy Management Team in 2006 to assist customers in developing plant wide energy reduction strategies in addition to eliminating waste and raising the efficiency of ventilation systems.

•

Acquired the assets of Effox, Inc., (“Effox”) a leading producer of dampers and expansion joints, on February 28, 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Acquired the assets of GMD Environmental Technologies, (“GMD”), on October 31, 2007 to further expand our air pollution control capabilities to include Acid Gas Treatment, Hazardous Dust Conditioning and Off-Gas Cooling plus Solid Waste Recycling.

•

Acquired on February 29, 2008, the assets of Fisher-Klosterman, Inc., (“FKI”), which produces air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 40,000 square foot facility in Shanghai, China.

•

Acquired on August 1, 2008, Flextor, Inc., (“Flextor”), of Montreal, Canada. Flextor, like Effox, is a producer of dampers and expansion joints. The addition of Flextor gives us a greater international presence in that market, especially in Latin America.

•

Acquired on August 1, 2008, the assets of A.V.C. Specialists, (“A.V.C.”). A.V.C. produces replacement parts for electrostatic precipitators. Their primary markets are the refining and power industries. A.V.C.’s operations fit well as a division of FKI.

•	Closed the H.M. White division due to a significant decline in their Detroit customer base.

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

Long standing experience and customer relationships in growing industry. We have serviced the environmental needs of the industrial workplace for over 100 years and we believe our extensive experience and expertise in providing a turnkey solution for the air pollution control and industrial ventilation industry further enhances our overall customer relationships and provides us a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by our strong customer relationships with blue chip customers. We believe that no single competitor has the resources to offer a similar portfolio of product and service capabilities. Our family of companies offers the depth of a large organization while our lean organizational structure keeps us close to our customers and markets, allowing us to offer fast responses to each unique situation.

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2009, we had a diversified customer base of more than 3,000 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, refining, chemical, foundry, ethanol, power and metals companies, including General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Houston Refining, Ecopetrol, The Boeing Company, Corning Incorporated, Toyota North America, Inc., The Babcock & Wilcox Company, Alcoa, Inc., Valero, and Alstom. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular client. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of approximately 18 years of experience in the air pollution control and industrial ventilation industry. In addition, in February 2010, we hired a new Chief Executive Officer, Jeff Lang, who has more than 30 years of executive operating management experience. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 143 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complementary product or service offerings into our family of companies. In February 2007, we acquired Effox, Inc., which has granted us access to the multi-billion dollar energy, power and utility markets. In October 2007, we acquired GMD Environmental which we believe will further expand our air pollution control capabilities in additional markets, particularly cupola emission control systems and gas treatment equipment. More recently, in February 2008, we acquired FKI, which we believe has given us expanded access to the petroleum and power industries and gives us a manufacturing presence in China. In August 2008, we acquired Flextor which added an international scope to Effox’s business. In that same month we also acquired A.V.C., which added more parts capability to FKI. We believe that the breadth and diversity of our products and services and our ability to deliver a turnkey solution to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry.

Industry Overview

We serve a large industry that has grown steadily over the last several years. The market for air pollution control and industrial ventilation products is a multi-billion dollar market that has grown rapidly and is highly fragmented. Today, more so than ever, people demand to live in a world of clean air and water and an environment that is free of industrial pollutants.

We believe demand for air pollution control and industrial ventilation products in the U.S. and globally has recently and will continue to be driven by several key factors:

•

Favorable Regulatory Environment. The adoption of increasingly stringent environmental regulations in the U.S. and globally forces businesses to pay strict attention to environmental protection. Businesses and industries of all types—from aerospace, brick, cement, ceramics, and metalworking to ethanol, automobile, food, foundries, power plants, woodworking, printing, tobacco and pharmaceuticals—must comply with these various international, federal, state and local government environmental regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Regulations range from the air quality standards promulgated by the Environmental Protection Agency (“EPA”) to Occupational Safety and Health Administrative Agency (“OSHA”) standards regulating allowable contaminants in workplace environments.

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

Recent Industry and Company Developments

During 2009, our operations continued to be impacted by the global economic recession resulting in difficult year-over-year comparisons of our operations results. In response to these conditions, we have significantly reduced overhead expenses across all business units but more severely in our contracting business which has suffered the largest down turn.

Strategy and Vision

Significant Growth, Operational Excellence, Developing our Employees, Customer Service—Quality Excellence, Market Coverage, and Safety are core principals driving our strategies and execution in creating long-term shareholder value.

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

Expand Customer Base and Penetrate End Markets through Global Market Coverages. We constantly look for opportunities to penetrate new customers, geographic locations and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the formation of a CECO Energy Management Team, or CEMT, the strategic acquisition of Effox in February 2007, and the strategic acquisition of GMD Environmental in October 2007. CEMT ties together all of the pollution control specialties of the CECO family of companies and offers customers a complete plant-wide energy reduction strategy, which allows us to cross-sell our complete solution of products and services to both existing and new customers and create synergies between our many specialties. Our strategic acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets. The acquisition of Flextor in August 2008 expanded Effox’s business internationally. Our strategic acquisition of GMD Environmental has allowed us to access additional air pollution control markets, especially in foundries, which are now under a new area source emissions rule as of December 2007. Our acquisition of FKI has expanded our access to the petroleum and power markets and also provides us with a manufacturing facility in China. The acquisition of A.V.C. in August 2008 added additional parts sales to FKI’s business. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities both domestically and abroad, including international projects in China, Latin America, the Middle East, and India.

Develop Innovative Solutions. We intend to continue to leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by taking into account projected demand for the product or service, price point and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near-term. Recent examples of our new product development include our development of the CECO Abatement Rotary Regenerative Thermal Oxidizer, which is used for ethanol emission applications and other industries. In addition, we continually improve our traditional technologies and adapt them to new industries and processes.

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,000 active customers as of December 31, 2009, across a broad base of industries, including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, refineries, wood working, chemicals, tobacco, glass, automotive and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Pursue Selective Acquisitions. We will continue to explore selective acquisition opportunities that:

•	Further broaden the breadth of our product and service offering;

•	Allow us to enter new end markets or strengthen our presence in an existing end market; and

•	Extend our industry leadership position.

The air pollution control and industrial ventilation industry is highly fragmented, which may present acquisition opportunities, particularly companies that produce types of pollution control equipment that we do not currently manufacture or companies that have system expertise in a particular industry that we do not currently serve or feel that we under serve, or who, by integrating into our existing family of companies would make us a dominant player in that particular market. In short we are looking to expand into horizontal markets that will strategically broaden our product and service offering and gain access to new customers and end markets. We believe that there is an ongoing trend among customers to utilize fewer suppliers in order to simplify procurement, increase manufacturing efficiency and generally reduce costs. We believe our reputation as an established, reliable and responsible provider of complete turnkey solutions makes us an attractive acquirer. However, our ability to expand through acquisition may be limited in the near future due to the continuing poor economic climate, and in particular the sustained tightening of credit markets.

Products and Services

We believe that we are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We now market these turnkey pollution control services through all our companies with Kirk & Blum providing project management. With a diversified base of more than 3,000 active customers, we provide services to a myriad of industries including aerospace, brick, cement, ceramics, metalworking, printing, paper, food, foundries, utilities, metal plating, woodworking, chemicals, glass, automotive, ethanol, pharmaceuticals, and refining. The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Contracting/Services
	• Turnkey Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

Equipment
	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
	• Design and manufacture: - Dampers - Expansion Joints • Aftermarket service	• Coal-Fired Power Plants • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

	• Design and manufacture: - Dampers - Expansion Joints • Aftermarket Service	• Coal-Fired Power Plants • Chemical Processing • Refining • International Customers	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

	• Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap Venturi Scrubbers • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers • General Ventilation

	• Turnkey Design, Build, Install: - Pulsejet Baghouses - Reverse Air Baghouses - Pulsejet Cartridge Filters	• Cement • Lime • Steel • Foundry	• Collection: - Dust - Dry Particulate Matter - Kiln Exhaust - Raw Mill Exhaust - Electric Furnace

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

	• Pulsejet Fabric Filters (Baghouses) • Shaker Dust Collectors • Cartridge Dust Collectors • Flue Gas Coolers • Exhaust (In-Line) Treatment Systems • Foundry Sand Reclamation Equipment	• Foundry • Steel • Cement • Secondary Aluminum	• Cupola Emission Control • Foundry Ventilation • Furnace Exhaust

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

-   Baghouse Fabric Filters

-   Cartridge Collectors

•  Pneumatic Conveying and Industrial Ventilation

• Refiners • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•  Air Pollution Control

•  Product Recovery and Capture

•  Petroleum Refining

•  Catalyst Recovery

•  Manufactured Sand

•  Protection of Downstream Process and Pollution Control Equipment

•  Flyash Beneficiation

	•Electrostatic Precipitator Parts •Electrostatic Precipitator Service	•Utilities •Refiners	•Air Pollution Control

Components/Parts

	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Kirk & Blum Parts

	• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments: - Dust Particles - Fumes - Oil Mist

Engineering/Design

	• Air Flow and Contaminant Engineering and Design • Ventilation System Testing and Balancing • Emission Testing for Regulatory Compliance	• Automotive • Food • Furniture • Glass • Metals • Plastics • Smelters	• Emission Testing and Compliance • Systems Analysis • Industrial Ventilation: - Engineering - Design

	• Eliminates Waste • Ventilation System Efficiencies • Reducing Energy Expenses	• Automotive • Electronic • Foundry • Steel	• Energy Waste • Exhaust System Inefficiency • Ventilation System Energy Expense

Contracting/Services

Our contracting/services business unit is comprised of the contracting/services operations of our Kirk & Blum divisions. Under the Kirk & Blum trade name we have four principal lines of business. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with seven strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Honda Motor Co., Inc., Toyota Motor North America, Inc., The Boeing Company, Lafarge, Corning Incorporated, RR Donnelley, and Alcoa Inc. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain global markets. We have completed several major contracts in Mexico and are currently executing large projects in China. We also do projects in Japan, Taiwan, and Korea.

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

We acquired the assets of Effox in Cincinnati, Ohio in February 2007, to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification. Flextor is quite similar to Effox but its business is more international with an emphasis on Latin America.

We acquired the assets of GMD Environmental Technologies in October 2007, to further expand our air pollution control capabilities to include Shaker Dust Collectors, Cupola Emission Control Systems, Flue Gas Coolers, Thermal Sand Reclaimers, and totally enclosed systems for the treatment of heavy metals, acid gases, volatile organic compounds, dioxins and furans.

In February 2008, we acquired the assets of FKI, to further expand our access to the petrochemical, petroleum and power markets. FKI produces cyclones, classifiers, electrostatic precipitator parts and service, air filtration equipment and scrubbers. A.V.C., acquired in August 2008, added to FKI’s parts business.

Our fiber bed filter technology is marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants, and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt and pharmaceutical products. In February 2004, we established CECO Filters India Pvt. Ltd. in Chennai, India to market filtering equipment under the CECO Filters trade name to extend our penetration into Asia. We manufacture fiber beds in Philadelphia, India, and in China.

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

In 2006, we formed CECO Energy Management, which is a joint effort involving Kirk & Blum and kbd/Technic, to assist customers in developing plant wide energy reduction strategies in addition to eliminating waste and raising the efficiency of ventilation systems. By using Life Cycle Cost Analysis, we are able to build efficiency into the design of fans, motors, and collectors that delivers substantial cost savings over the life of the exhaust system.

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products, which are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2009 and 2008, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

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

Sales, Marketing and Support

Our selling strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control products and services. This involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. We believe this provides a discernable competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source responsibility. Our value proposition to customers is to provide competitively priced, customized turnkey solutions. Our combined industry-specific knowledge base, accompanied by our product and service offerings, provides valuable synergies for design innovation.

We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in the U.S., Mexico, Canada, Asia, Europe and South America. We have direct employees in India, Mexico and China. We intend to expand our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Quality Assurance

In engineered systems, quality is defined as system performance. We carefully review with our customers, before the contract is signed, the level of contaminant capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that guarantees will be met. Standard project management and production management tools are used to ensure that all work is done to specification, that project schedules are met, and that the system is started up in the proper manner. Equipment is tested at the site to ensure it is functioning properly. Every fiber bed filter we build is tested at the factory, whether built in China, India or the US. Historically, warranty expense is very low.

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2008 or 2009 and we do not believe that the loss of any of our customers would have a material adverse effect on us and our subsidiaries, taken as a whole.

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

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of uncompleted signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog from continuing operations was approximately $66.5 million and $64.3 million at the end of the fiscal years 2009 and 2008, respectively. Substantially all 2008 backlog was completed in 2009. Approximately 90% of the 2009 backlog is expected to be completed in 2010. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

Seasonality

Our business is subject to seasonal fluctuations. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter, although due to the weak economy in 2009 our fourth quarter was not the strongest . This is due to a combination of factors. First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the Christmas holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

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

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold three patents that relate to the Busch International JET*STAR systems. We hold a US patent for our N-SERT and X-SERT prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2009 and 2008, sales from continuing operations to customers outside the United States, including export sales, accounted for approximately 12% and 8% respectively, of consolidated net sales. Sales were made in 40 countries in 2009. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March 2008, we acquired Fisher-Klosterman, Inc. which leases a 40,000 square foot facility in Shanghai, China and in August 2008 we acquired Flextor Inc. which leases a 15,000 square foot facility in Montreal, Canada. We currently are not materially reliant on any of our foreign operations. We anticipate that our sales to customers outside of the United States will continue to rise.

Employees

We had 658 full-time employees and 2 part-time employees as of December 31, 2009. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, approximately 287 employees are represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 1, 2010. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2010.

Name	Age	Position with CECO
Phillip DeZwirek	72	Chairman of the Board of Directors
Jeffrey Lang	53	Chief Executive Officer
Richard J. Blum	63	President; Chief Operating Officer and Director
Dennis W. Blazer	62	Vice President-Finance and Administration;
		Chief Financial Officer; Assistant Secretary
David D. Blum	54	Senior Vice President; President of Kirk & Blum
Jason DeZwirek	39	Secretary; Director

Phillip DeZwirek became a director and the Chairman of the Board in August 1979. Mr. DeZwirek also served as Chief Executive Officer from August 1979 through February 15, 2010. Mr. DeZwirek also serves as a member of the boards of directors of the Company’s subsidiaries. In addition to serving as our Chairman, Mr. DeZwirek’s principal occupations during the past five years have been serving as President of Icarus Investment Corp. (since 1990) and a director and the Chairman of API Technologies Corp. (since November 2006), a publicly traded company (OTCBB:ATNY) that is a prime contractor in electronics, highly engineered systems, secure communications and electronic components and sub-systems for the defense and aerospace industries. Mr. DeZwirek is also involved in private investment activities. Mr. DeZwirek is the father of Mr. Jason DeZwirek.

Jeffrey Lang has served as our Chief Executive Officer since February 15, 2010. Prior to joining the Company, Mr. Lang was the Executive Vice President, Operating Officer of McJunkin Red Man Corporation from 2007 to 2009, a $4.5 billion distributor of pipes, valves and fittings and related services serving the petrochemical, petroleum refining, pulp and paper, oil industry and utilities. He was the Senior Vice President and Operating Officer of Red Man Pipe and Supply Company from 2006 to 2007, a $1.8 billion pipe distribution company, which merged with McJunkin Corporation to form McJunkin Red Man Corporation. Mr. Lang was employed by Ingersoll Rand Company, a global industrial company, for twenty-five years from 1980 to 2005. He started out as a sales engineer in 1980, became a Sales and Service Branch Manager in 1985, the Southeast U. S. Area Manager, Air Solutions in 1995, and by 1999 was the Director and General Manager, North American Distributor Division and from 2002 to 2005 served as the Director and General Manager, North American industrial Air Solutions, reporting directly to the President of the Air Solutions Group.

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

David D. Blum has served as Senior Vice President since March 2002. From July 2000 through March 2002 he served as our Senior Vice President-Sales and Marketing. He also has served as President of Kirk & Blum since November 12, 2002, Vice President of CECO Group, Inc. since November 2001 and Chief Executive Officer of our Mexico subsidiaries since November 2007. Mr. David Blum is the brother of Mr. Richard Blum.

Jason DeZwirek became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. He also serves as a member of the boards of directors of the Company’s subsidiaries. He was the founder (1999), Chairman and CEO of Kaboose Inc. (TSX:KAB), the largest independent family focused online media company in the world which was sold to Disney and Barclays Private Equity in 2009. Mr. DeZwirek also is a director and of API Technologies Corp. (OTCBB:ATNY), a prime contractor in secure communications, electronic components and subsystems to the global defense and aerospace industries.

Item 1A.	Risk Factors

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

The current economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world. Although the American Recovery and Reinvestment Act of 2009 was enacted to provide broad-based relief to stimulate economic activity, some economists predict that additional stimulus funds will be needed to prevent a prolonging or a recurrence of the recession.

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

If the current economic conditions persist or deteriorate, they could also have a significant adverse impact on our operations by:

•	Decreasing our customers’ demand for or ability to pay for capital improvements;

•	Adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payments on our contracts;

•	Increasing our interest expense and, unless these conditions abate, making it more difficult for us to refinance or extend our Bank Facility at its maturity on April 1, 2011; and

•	Limiting our ability to expand through acquisitions due to the tightening of the credit markets.

•	Increasing the possibility that we may incur losses in the future.

Changes in current environmental legislation could have an adverse impact on the sale of our environmental control systems and products and on our operating results.

Our environmental systems business is primarily driven by capital spending by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource

Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

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

Our annual revenue from continuing operations has grown from $81.5 million in 2005 to $139.0 million in 2009. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our accounting systems and other operational, administrative and financial resources. For example, we are in the process of upgrading our accounting and operational computer software systems. In addition, we will be expanding and otherwise improving our internal systems, including our other management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. We may also need to hire additional staff. This effort has required, and if it continues, will continue to require, us to make significant capital expenditures and incur significant expenses. These efforts may also divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in future periods.

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

We have indebtedness, which may adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

As of March 6, 2010, the aggregate amount of our (i) outstanding indebtedness under our credit facility with Fifth Third Bank (the “Bank Facility”) was approximately $2.7 million and (ii) convertible debt was approximately $10.8 million. Our outstanding indebtedness could have important consequences for investors, including the following:

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

Our ability to obtain financing for future growth opportunities may be limited.

Our ability to execute our growth strategies may be limited by our ability to secure and retain additional financing at terms reasonably acceptable to us or at all. Some of our competitors are larger companies that may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog from continuing operations has decreased from approximately $64.3 million at December 31, 2008 to approximately $66.5 million at December 31, 2009. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Due to the current weak economy, we have incurred a net loss in 2009 of $15.0 million, which includes a pre-tax goodwill impairment charge of $17.1 million. Although we reported net income of $5.0 million, $6.3 million and $3.1 million for the years ended December 31, 2008, 2007, and 2006 respectively, we incurred a net loss for each prior fiscal year since 1999. We cannot assure you that we will be profitable in the future. Even if we attain profitability, we may experience significant fluctuations in our revenues and we may incur additional net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

Percentage-of-completion method of accounting for contract revenue may result in material adjustments that would adversely affect our operating results.

We recognize contract revenue using the percentage-of-completion method on all fixed price contracts over $50,000. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management or our historical experience, could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

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

Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control, including due to current economic conditions. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year- long project there is more time for the customer to have some business downturn causing it to cancel than there is in a three-month project.

Our gross margins are affected by shifts in our product mix.

Certain of our products have higher gross profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins. For example, in the fourth quarter of 2009, we experienced an increase in gross margin as a percent of net sales due to a change in product mix. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross margins. In addition, contracts with a higher percentage of subcontracted work or equipment purchases may result in lower gross profit margins.

If our goodwill or intangibles becomes further impaired, we may be required to recognize charges that would reduce our net income or increase our net loss.

As of December 31, 2009, goodwill and intangibles represented approximately $19.3 million, or 25.1% of our total assets. Goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. In 2009, we wrote down goodwill by $17.1 million as described in Note 7 of our financial statements included in this Form 10-K. Major factors that influence our analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic slump could continue to have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials comprise the largest component of our costs, representing over 55% of the costs of our net sales in fiscal 2009. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our annual reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate. Although we have remediated the material weakness identified as of December 31, 2007 and December 31, 2008, there can be no assurance that additional material weaknesses will not be identified in the future.

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

In 2009, approximately 12% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

As of February 28, 2010, 233 of our 627 employees are represented by international or independent labor unions under various union contracts that expire from May 2010 to August 2011. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

We may incur material costs as a result of product liability claims, or other claims and litigation which could adversely affect our business, results of operations and financial condition and cash flows; and our insurance coverage may not cover all claims or may in insufficient to cover the claims.

Despite our quality assurance measures, we may be exposed to product liability claims, other claims and litigation in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. For example, we are currently a defendant in a wrongful death case (see Item 3 of this Form 10- K). While we maintain insurance coverage with respect to certain product liability and other claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability and other claims. Any future damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition and results of operations. In addition, product liability and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.

An unsuccessful defense of a product liability or other claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.

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

Our use of subcontractors could harm our profitability and business reputation.

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

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America. The use of subcontractors decreases our control over the performance of these functions and could result in project delays, escalated costs and substandard quality. These risks could adversely affect our profitability and business reputation. In addition, many of our competitors, who have greater financial resources and greater bargaining power than we have, use the same subcontractors that we use and could potentially influence our ability to hire these subcontractors. If we were to lose relationships with key subcontractors, our business could be adversely impacted.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

A portion of our consolidated revenues are generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

As of March 1, 2010, our executive officers and directors beneficially own approximately 33% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Our common stock is relatively illiquid. As of March 4, 2010, we had 14,300,047 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 3, 2010 was approximately 15,000 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 3, 2010, the sale prices of our common stock on The NASDAQ Global Market have ranged from a low of $1.80 to a high of $4.51 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2009, 440,208 options or restricted stock have been issued under the 2007 Plan. In February 2010, we issued an additional 600,000 options under the 2007 Plan to Jeffrey Lang, our Chief Executive Officer. Icarus, an affiliate of Phillip DeZwirek and Jason DeZwirek, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase 312,605 shares of our common stock as of December 31, 2009 under our 1997 Stock Option Plan and outstanding options to purchase 285,000 shares under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements. We also have subordinated promissory notes issued to several private investors that may be converted into approximately 2.7 million shares of our common stock.

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

Issuance of shares under our stock incentive plan, under our convertible debentures or in connection with financing transactions will dilute current stockholders.

Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon exercise of any outstanding stock awards. In addition, we have issued convertible debentures that may be converted into approximately 2.7 million shares, the conversion of which will cause you to incur dilution. If we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

We have an executive office in Toronto, Canada, at facilities maintained by an affiliate of our Chairman of the Board and our Secretary, who work at the Toronto office. We reimburse such affiliate $10,000 per month for the use of the space and other office expenses.

We own a 33,000 square foot manufacturing facility in Indianapolis, Indiana, a 35,000 square foot manufacturing facility in Louisville, Kentucky and a 33,000 square foot facility in Lexington, Kentucky.

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration	Type
Cincinnati, Ohio	96,400	$411,700	November 2011	Mfg.
Columbia, Tennessee	34,800	$127,000	August 2010	Mfg.
Greensboro, North Carolina	30,000	$122,400	August 2011	Mfg.
Pittsburgh, Pennsylvania	4,000	$55,000	May 2011	Sales
Chicago, Illinois	1,250	$24,800	January 2012	Sales
Conshohocken, Pennsylvania	30,000	$198,300	April 2011	Mfg.
Canton Mississippi	20,100	$35,900	July 2010	Mfg.
Coimbatore, India	11,300	$21,250	December 2011	Mfg.
Greenville, South Carolina	500	$5,600	August 2010	Sales
Fort Worth, Texas	19,325	$61,740	October 2013	Mfg.
Louisville, Kentucky	61,095	$98,700	March 2013	Mfg.
Shanghai, China	40,000	$234,000	February 2010	Mfg.
Salt Lake City, Utah	13,600	$45,600	March 2010	Mfg.
Lebanon, Pennsylvania	8,200	$51,600	Sept. 2011	Sales
Montreal, Canada	15,000	$132,500	July 2011	Mfg.

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

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim has been made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants include CECO and its subsidiaries, The Kirk & Blum Manufacturing Company, kbd/Technic, Inc., and CECO Abatement Systems, Inc. The complaint contains causes of action for negligence and a cause of action for breach of implied warranties, and the complainant is asking for unspecified compensatory damages and costs. The Company’s insurance carriers have agreed to defend the claims, pursuant to reservation of rights letters, and have retained counsel to defend the Company. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery and accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. At this time, we believe that the claims are without merit and we intend to vigorously defend this suit.

There are no other material pending legal proceedings to which the Company or any of our subsidiaries is a party or to which any of our properties is subject.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CECE.” The following table sets forth the high and low common stock sales prices as reported by the NASDAQ Global Market during the periods indicated.

2008	High	Low	2009	High	Low
1st Quarter	11.68	6.64	1st Quarter	3.25	1.80
2nd Quarter	9.59	5.00	2nd Quarter	4.51	2.92
3rd Quarter	6.45	3.60	3rd Quarter	4.21	2.63
4th Quarter	4.19	1.60	4th Quarter	4.25	3.10

Holders

The approximate number of registered shareholders of record of our common stock as of March 4, 2010 was 219, although there is a larger number of beneficial owners.

Dividends

We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement contains provisions which may prevent us from paying any dividends to our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12—Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the year ended December 31, 2009 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any shares of our common stock during the fourth quarter of 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, “Fisher Klosterman”, “Flextor” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a myriad of industries including aerospace, brick, cement, ceramics, metalworking, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

We believe that as economic conditions improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our independence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States.

We continue to focus on increasing revenues and profitability. Our operating strategy has involved horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, CECOaire, K&B Duct, CECO Filters, India, CECO Energy Management, Effox, GMD, FKI, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing corporate structure without increasing costs proportionally.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories.

Recent Developments

On February 15, 2010, we appointed Jeffrey Lang as our new Chief Executive Officer. Mr. Lang has more than 30 years of executive operating management experience.

Current United States and worldwide economic conditions continue to create an extraordinary tightening of credit markets coupled with higher interest rates. These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and governments throughout the world. The current adverse conditions have affected financial, general industrial and labor markets. Economists remain divided on the question of whether the broad economy is recovering.

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

In the fourth quarter of 2009, we wrote down goodwill by $17.1 million as described in Note 7 of our financial statements included in this Form 10-K. As required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill and those tests in 2009 indicated an impairment. In performing this assessment, the carrying value of each reporting unit was compared to its estimated fair value, as calculated by the discounted present value of future cash flows method. The estimated fair value of several reporting units was less than their carrying value and consequently an impairment charge was recorded for the amount by which the carrying value of the goodwill exceeded its calculated implied fair value. See “Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets, including Goodwill” in this Item 7.

We are also continuing our efforts to contain or reduce our general and administrative expenses by staff reductions and further integration of our acquired companies’ finance, accounting and human resource functions.

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. The Company terminated its facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner. The results of H.M. White are presented as discontinued operations for all periods presented.

On November 26, 2009, we issued $10.8 million of convertible promissory notes, of which $4.5 million proceeds were used to repay all prior existing subordinated debt. The balance of the proceeds were used to repay outstanding amounts under the Company’s line of credit.

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

CECO Filters secures international sales through the efforts of its operation in India and also through a network or sales representatives around the globe. System sales, such as those secured by Busch and Kirk & Blum, are secured through relationships built up over the years in various industries. Some of these relationships are at American companies building plants overseas and some are through the global reputation of Busch. Kirk & Blum has long done business in Mexico. In March 2008, we acquired Fisher-Klosterman/Buell, a Louisville, Kentucky based company which has, among other locations, a facility in Shanghai, China which gives us a platform for developing business in this vast market. In August of 2008, we acquired Flextor, a Montreal based maker of dampers and expansion joints that has significant international sales experience in South America.

Cost of sales includes approximately 55.2% material and 17.2% labor, plus subcontracting costs and factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including SG&A and factory overhead.

We break down costs of sales into four categories. They are:

•	Labor- Our direct labor both in the shop and in the field;

•	Material- Raw material, mostly steel, that we buy to build our products;

•	Equipment- Fans, motors, control panels, etc. necessary for turnkey systems; and

•	Subcontracts- Electrical work, concrete work, etc. necessary for turnkey systems.

In general, labor is the factor we are able to mark up the most followed by material and equipment and subcontracts. Across our various product lines the relative relationships of these factors change thus causing variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage. The important factor is that gross margin dollars increase as do operating margin dollars and percentages.

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

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2009 and 2008, reflect our operations consolidated with the operations of our subsidiaries.

2009 vs. 2008

	For the year ended December 31,
($’s in millions)	2009	2008
Sales from continuing operations	$139.0	$183.2
Cost of goods sold from continuing operations	108.0	140.9

Gross profit from continuing operations	$31.0	$42.3
Percent of sales	22.3%	23.1%
Selling and administrative expenses from continuing operations	$28.9	$31.6
Percent of sales	20.8%	17.2%
Goodwill impairment charge	$17.1	$—
Percent of sales	12.3%	0.0%
Operating (loss) income from continuing operations	$(15.8)	$9.1
Percent of sales	11.4%	5.0%

Consolidated sales from continuing operations in 2009 were $139.0 million, a decrease of $44.2 million or 24.1% compared to 2008. This decrease was primarily due to decreased demand for our products and services created by continuing weak industrial sectors including ethanol production, steel production, construction and power sectors, offset by an additional two months of revenue from FKI in the amount of $5.9 million and an additional seven months of revenue from Flextor in the amount of $4.0 million.

Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards (“MACT”) and OSHA established Threshold Limit Values (“TLV”), as well as existing pollution control and energy legislation.

Orders booked in 2009 were $141.5 million compared with $178.0 million in 2008. The decrease in bookings was due primarily to weakening industrial demand and general economic conditions, as described previously. We continue to experience an active level of customer inquiry and quoting activities.

Gross profit from continuing operations decreased by 26.7% or $11.3 million to $31.0 million in 2009 compared with $42.3 million in 2008. Gross profit from continuing operations as a percentage of sales, was 22.3% in 2009 compared to 23.1% in 2008. The net decrease in the gross profit margin from continuing operations was primarily due to lower margins in the contracting/services group due to extremely competitive pricing in a weak economy and lower than expected margins on several larger contracts. This decrease was partially offset by changes in product mix with a larger portion of gross profit coming from our expanding equipment group, which includes the 2008 acquisitions of FKI and Flextor. FKI and Flextor contributed $8.0 million and $1.8 million respectively in 2009.

Selling and administrative expenses from continuing operations decreased by $2.7 million to $28.9 million in 2009 and selling and administrative expenses, as a percentage of revenues increased from 17.2% in 2008 to 20.8% in 2009. This decrease in spending was due primarily to reductions in wages and benefits of $1.9 million and reductions in professional services of $0.4 million offset by increases in bad debt expense of $0.3 million. These decreases were also offset by an additional two months of expense in 2009 from FKI, which was acquired on March 1, 2008, and an additional seven months of expense in 2009 from Flextor which was acquired on August 1, 2008. These increases were $1.2 million and $0.7 million respectively. The increase in the percentage of selling and administrative expenses relative to revenue was due to the significant decline in revenue and was offset by the reduction in spending.

Depreciation for 2009 was $1.8 million, the majority of which is included in cost of goods sold. This is an increase of $0.2 million from $1.6 million in 2008. This increase was due to 2009 machinery and equipment additions as well as additional depreciation expense from assets obtained in our 2008 acquisitions.

Amortization, which is primarily related to acquisition intangibles, decreased from $1.6 million in 2008 to $0.8 million in 2009. This $0.8 million decrease was due primarily to intangibles related to 2007 and 2008 acquisitions becoming fully amortized in 2009. This decrease was offset by two additional months of FKI amortization and seven additional months of Flextor amortization totaling $279,000.

Goodwill impairment charges were $17.1 million in 2009 compared to no impairment expenses in 2008. As required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill and those tests in 2009 indicated an impairment. In performing this assessment, the carrying value of each reporting unit was compared to its estimated fair value, as calculated by the discounted present value of future cash flows method. The estimated fair value of several reporting units was less than their carrying value and consequently an impairment charge was recorded for the amount by which the carrying value of the goodwill exceeded the calculated implied fair value. Major factors that influence our cash flow analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions.

Operating loss from continuing operations, which included the goodwill impairment charge of $17.1 million, was $15.8 million in 2009 compared to an operating income from continuing operations of $9.1 million in 2008. This decrease in operating results from continuing operations resulted from the various factors previously mentioned, particularly the $17.1 million, non-cash goodwill impairment charge. Inflation and changing prices did not have a material effect on our revenues or results of operations.

Other (expense) income from continuing operations for the year ended December 31, 2009 was ($760,000) compared to $960,000 during the same period in 2008. This change was primarily the result of unrealized foreign currency transaction losses related to our recently retired subordinated debt, which was denominated in Canadian currency.

Interest expense decreased to $1.3 million in 2009 compared to $1.5 million for the same period of 2008. This was primarily due to lower outstanding balances on our credit facility.

Federal and state income tax benefit from continuing operations was $3.1 million in 2009 compared with a tax provision of $3.0 million for the same period in 2008. The effective income tax rate for 2009 was 17.6% compared with 34.3% for the same period of 2008. The effective tax rate during 2009 was affected by certain permanent differences including non-deductible incentive stock based compensation, goodwill impairment charges and tax credits from foreign operations.

Net loss from continuing operations was $14.8 million in 2009 compared to a net income from continuing operations of $5.7 million in 2008.

Net loss from the discontinued operations of H. M. White, Inc. was $265,000 in 2009 compared to a net loss from discontinued operations in 2008 of $666,000. These losses represent the net after tax results of our H.M. White unit which has been closed. The decrease in the loss is due to the reduced activity and lower expenses in 2009 compared to 2008.

Liquidity and Capital Resources

Financing

Our principal sources of liquidity are cash flow from operations, available borrowings under our revolving credit facility and convertible subordinated debt. At December 31, 2009 and December 31, 2008, cash and cash equivalents totaled $1.4 million and $1.1 million, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit or other indebtedness.

Total bank debt at December 31, 2009 was $2.7 million and at December 31, 2008 was $22.6 million. The Bank Facility, as amended, includes a revolving line of credit of up to $20 million, including letters of credit. Amounts outstanding under the revolver were $0 and $17.9 million at December 31, 2009 and December 31, 2008, respectively. Unused credit availability under our $20.0 million revolving line of credit at December 31, 2009 was $10.8 million. At December 31, 2009, $2.3 million of a remaining $5.0 million term note is still outstanding. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of December 31, 2009 was 4.0%. Availability is limited as determined by a borrowing base formula contained in the credit agreement as follows:

$ in millions	12/31/09	12/31/08
Eligible accounts receivable at 70%	$13.0	$23.7
Net unbilled revenues at 50% up to $1.0 million	0.0	1.0
Eligible inventory at 50% up to $7.5 million	2.2	2.9
Borrowing base reserves required by lender	0.5	0.0

Borrowing base	$15.7	$27.6
Revolving loan principal amount outstanding	(0.0)	(17.9)
Letters of credit open	(4.9)	(1.6)

Loan availability	$10.8	$8.1

We entered into our current credit facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to the Bank Facility effective as of March 31, 2009. The Sixth Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp., (“Icarus”) in an amount not to exceed $3.0 million, and consent to an extension fee of CAD $38,000 payable to Icarus.

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

On November 26, 2009, the Company entered into an Eighth Amendment to Credit Agreement to the Bank Facility effective as of November 26, 2009. The Eighth amendment obtained the Bank’s consent to subordinated loans, in an aggregate amount not to exceed $11.4 million to be made by subordinated creditors to the Company and consent to the payment in full of the subordinated debt outstanding on the effective date, in an aggregate amount equal to $4.5 million, to be made by the Company to Icarus on the effective date.

On February 12, 2010, the Company entered into a Ninth Amendment to Credit Agreement to the Bank Facility effective as of December 31, 2009. The Ninth Amendment decreased the maximum loan commitment from $30.0 million to $20.0 million, decreased the monthly required term loan payment from $83,333 to $26,886 increased the minimum fixed charge coverage ratio financial covenant from 1.25 : 1.0 to 2.5 : 1.0, and permitted the addition of $6.3 million of net funding received from the private placement of subordinated debt to the adjusted EBITDA calculation.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at December 31, 2009 and each quarter through March 31, 2011. The maximum capital expenditures financial covenant is $2,500,000. The minimum Fixed Charge Coverage Ratio is 2.5 : 1.0 for each quarter through the quarter ended June 30, 2010 and 1.25 : 1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2009, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus, which is controlled by Phillip DeZwirek, our Chairman and former CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under The Convertible Subdebt Note was convertible at any time into common stock of the Company at a per share price of $4.75 which was the closing price immediately preceding the issuance of the Subdebt. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus. The Convertible

Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and were being deferred and amortized over the remaining term of the Convertible Subdebt Note. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009. Foreign exchange translation losses of $37,000 and $121,000 were recognized during the three and the twelve months ended December 31, 2009, respectively, as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option has been bifurcated and recorded at fair value. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the consolidated statements of operations and were losses of $103,000 for the quarter and $359,008 for the year ended December 31, 2009, respectively. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

On August 17, 2009, the Company entered into a First Amendment to Security Agreement and a First Amendment to Promissory Note with Icarus, effective May 15, 2009. The amendments clarified that the Note was secured by the assets of the Company and its U.S. subsidiaries to the same extent as the Convertible Subdebt Note.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. The Company used the proceeds of the Investor Notes to repay all of its previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for this private placement and are being amortized over the remaining term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of the Investor Note agreement. Following three years from the date of the notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes.

The Investor Notes are secured by a second lien on the Company and its U.S. subsidiaries’ assets, which lien is subordinate to Fifth Third Bank. The outstanding balance of the Investor Notes at December 31, 2009, was $10.8 million.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2009	2008

Total operating cash flow from continuing operations	$12,584	$5,677
Purchases of property and equipment	(999)	(2,209)
Net cash paid for acquisitions	—	(23,535)

Net cash used in investing activities from continuing operations	(999)	(25,744)

Proceeds from issuance of common stock, options and exercise of warrants	—	43
Net bank (repayment) borrowing	(19,878)	17,879
Net subordinated debt borrowings	6,231	4,884
Purchase of treasury shares	—	(1,586)

Net cash (used in) provided by financing activities	(13,647)	21,220

Net increase in cash and cash equivalents from continuing operations	$(2,062)	$1,153

In 2009, $12.6 million was provided by continuing operating activities compared to $5.7 million provided by continuing operating activities in 2008. The increase in cash provided by continuing operating activities was due primarily to a net decrease in working capital requirements. Compared to working capital changes, net of acquisitions in 2008, 2009 working capital changes from continuing operations provided additional cash of $18.3 million from accounts receivable, $4.7 million from costs in excess of billings, $2.8 million from billings in excess of cost and estimated earnings and $1.8 million from other liabilities. These positive changes were offset by working capital from continuing operations changes that used more cash in 2009 of $4.9 million by accounts payable, $4.5 million by accrued income taxes and accrued expenses, $3.0 million by inventory and $2.8 million by prepaid expenses. The changes in accounts receivable, costs in excess of billings, inventory and other liabilities were mainly the result of a significant decline in our contracting group revenues in 2009 compared to 2008, due to declining economic conditions. The decrease in accrued taxes was due to a net loss in 2009 which created a tax benefit compared to a tax liability in 2008.

Net income from continuing operations in 2009 included $14.3 million (net of tax benefit) of non cash charges for goodwill impairment compared to $0.0 in 2008. Additionally, depreciation and amortization amounted to $2.5 million in 2009 compared to $3.2 million for depreciation and amortization in 2008. This decrease in depreciation and amortization was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized. 2009 net income from continuing operations also included $1.0 million for non cash stock awards compared to $1.2 million in 2008. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2009 was $14.5 million as compared to $25.2 million at December 31, 2008. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income or make additional acquisitions.

In 2009, net cash used in investing activities related to acquisitions was $0 compared to $23.5 million in 2008 and the capital expenditures for property and equipment were $1.0 million in 2009 compared with $2.2 million for the same period in 2008. We are managing our capital expenditures in light of the current level of sales.

In 2009, financing activities used cash of $13.6 million, compared to cash provided of $21.2 million in 2008. Current year financing activities included net repayments of $19.9 million of our bank debt and $6.2 million of subordinated debt borrowings. Net bank borrowings in 2008 of $17.9 million primarily funded our acquisitions.

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

Debt Covenants

The Bank Facility was amended throughout 2009 and again in February 2010. Terms of the Bank Facility, as amended, include financial covenants which require compliance at December 31, 2009, and each quarter through March 31, 2011. The covenants include a maximum capital expenditures financial covenant during the term of the Bank Facility of $2,500,000. The minimum Fixed Charge Coverage Ratio is 2.5 to 1.0 for each quarter through the quarter ended June 30, 2010 and 1.25 to 1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility.

As of December 31, 2009, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance.

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

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2009, cash payments for these benefits are expected to be in the range of $356,000 to $462,000 in each of the next 5 years. Based on current assumptions, estimated contributions of

$267,000 may be required in 2010 for the pension plan and $39,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

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

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $30,000 and $33,000 at December 31, 2009, and 2008 respectively.

Property, Plant and Equipment

Property plant and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and fair values.

As of December 31, 2009 we have $11.4 million of net property, plant, and equipment recorded on the consolidated balance sheet. No indications of impairment were noted as of December 31, 2009.

Impairment of Long-Lived Assets, including Goodwill

Our indefinite life intangible assets are reviewed for potential impairment at least annually. Goodwill is also tested at least annually for any indication of impairment on a reporting unit level.

For management purposes, the Company is organized into four divisions, including a contracting/services division, an equipment division, a component and parts division and an engineering and design division. Each of these divisions meets the criteria for treatment as an operating segment. Each of these operating segments is comprised of one or more components on which discrete financial information is available and on which operating results are regularly reviewed by segment management and each of these components is considered to be a reporting unit for purposes of our goodwill impairment analysis.

As of December 31, 2009, we have $14.6 million of goodwill, $1.5 million of amortizable intangible assets and $3.2 million of indefinite life intangible assets recorded on the consolidated balance sheet.

For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life at each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

As required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our indefinite life intangible assets. We utilize the relief from royalty method to determine the fair value of these assets. In performing these assessments, the carrying value of the asset is considered impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. The test in 2009 indicated no impairment to our indefinite life intangible assets.

As required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill and those tests in 2009 indicated an impairrment. In performing this assessment, the carrying value of each reporting unit was compared to its estimated fair value, as calculated by the discounted present value of future cash flows method. The estimated fair value of several reporting units was less than their carrying value and consequently an impairment charge was recorded for the amount by which the carrying value of the goodwill exceeded the calculated implied fair value. Major factors that influence our cash flow analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. As a result of our test in 2009, goodwill impairment charges of $17.1 million were recorded in 2009 compared to no impairment charges in 2008.

In our goodwill assessment at the end of 2009, management considered that the Company’s market capitalization as of December 31, 2009 was $56.4 million based on our stock price at that date. Our consolidated book value at that date was $31.7 million. We note that our reporting units that carry goodwill do not represent 100% of the operations of our Company. The goodwill assessment of our reporting units does not include an allocation of our debt to those reporting units.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We recognize penalties and interest related to unrecognized tax benefits in income tax expense.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2009, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $188,000 and the annual pension expense by less than $17,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $12,000.

Stock Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services, based on the fair value of the award at the date of the grant.

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, share based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Backlog

Our backlog consists of orders we have received for products and services. Our backlog from continuing operations was $66.5 million at December 31, 2009 and $64.3 at December 31, 2008. Our total backlog, as of December 31, 2009 was $66.9 million compared to $68.0 million as of December 31, 2008. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

New Financial Accounting Pronouncements Adopted

Accounting Standards Codification (“ASC”) 855—In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual reporting periods ended after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ASC 815—During June 2008, the FASB issued 815-10-65-3, “Transition Related to EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, which became effective for the Company on January 1, 2009. This guidance addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815, “Derivatives and Hedging”. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in shareholders’ equity (or would be classified in shareholder’s equity if it were a freestanding instrument). Other applicable authoritative accounting literature provides guidance for determining whether an instrument (or an embedded feature) is classified in shareholder’s equity (or would be classified in shareholder’s equity if it were a freestanding instrument). This guidance did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows upon its effective date.

ASC 350—In April 2008, the FASB issued ASC 350-30-65-1, “Transition Related to FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets.” ASC 350-30-65-1 provides guidance on the determination of useful lives of intangible assets. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Rather the Company must consider its own historical experience in renewing or extending similar arrangements. This guidance became effective on January 1, 2009 and did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

ASC 260—In June 2008, the FASB issued ASC 260-10-65-2 “Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, “Earnings per Share”, when computing basic and diluted EPS. This guidance became effective for the Company on January 1, 2009. Because the Company’s Restricted Share awards contain non-forfeitable dividend rights, the provisions of this guidance must be applied. Upon adoption, the Company was required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this guidance. Due to the net loss incurred for the year ended December 31, 2009, the Company’s basic and diluted weighted average shares outstanding and loss per share for this period were not affected by the adoption of this FSP. The impact on basic and diluted weighted average shares outstanding for the year ended December 31, 2008 is as follows:

	Basic Weighted Average Common Shares Outstanding		Diluted Weighted Average Common Shares Outstanding
	Previously Reported	Adjusted upon adoption of FSP EITF 03-6-1	Previously Reported	Adjusted upon adoption of FSP EITF 03-6-1
Year ended December 31, 2008	14,633,209	14,766,250	15,275,690	15,405,221

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

ASC 105—In June 2009, the FASB issued ASC 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Accounting Standards Codification will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ended after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our consolidated financial statements.

ASC 715—In December 2008, the FASB issued ASC 715-20-65-2, “Transition Related to FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”. ASC 715-20-65-2 amends ASC 715, Compensation—Retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by ASC 715-20-65-2 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by ASC 715. This guidance became effective for the Company for the fiscal year ended December 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements

ASC 605-25—In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2009 and 2008 and other data are included in this Report following the signature page of this Report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As previously noted in the Company’s Annual Report on Form 10-K as of December 31, 2008, and Quarterly Reports on Form 10-Q for the quarterly periods in 2009, we noted a material weakness related to entity-level controls as it relates to internal control over financial reporting. In addition to the implementation of an integrated software system which includes industry standard and current best practice inherent controls during the year, we implemented additional internal controls surrounding the accounting for significant or non-routine transactions.

We have monitored the operating effectiveness of these controls during 2009 in the newly upgraded environment and have determined the material weakness was remediated at December 31, 2009.

There were no changes in our internal control over financial reporting, other than described above, during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Item 5.02(c). As of March 24, 2010, the Company and Richard Blum have mutually agreed that Mr. Blum will continue his role as President and Jeffrey Lang, our Chief Executive Officer, will begin to assume the duties (formerly Mr. Blum’s) of Chief Operating Officer that tie into Mr. Lang’s position as Chief Executive Officer.

Item 5.02(e) It also was determined on March 24, 2010 that the Amended and Restated Employment Agreement dated March 26, 2007 between Richard Blum and the Company will not automatically renew as of the end of 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). The Code of Ethics is posted on our website at www.cecoenviro.com on the Investor Information section. We will post on our website any amendments to or waivers of the Code of Ethics for executive officers or directors in accordance with applicable laws and regulations.

Item 11.	Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2009	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	312,605	$6.92	—
2007 Equity Incentive Plan[2]	285,000	$5.27	1,559,792
Employee Stock Purchase Plan[3]	—	—	1,500,000
Equity compensation plans not approved by security holders	None	None
TOTAL	597,605	$6.13	3,059,792

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]	The 2007 Equity Incentive Plan was approved by the shareholders on May 23, 2007. 65,000 options were awarded to plan participants under the 2007 Equity Incentive Plan in 2009.
[3]	The Employee Stock Purchase Plan was approved by the shareholders on May 21, 2009.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2010 Proxy Statement.

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

3(i)    Certificate of Incorporation (Incorporated by reference to Exhibit 3.I from Form 10-K dated December 31, 2001)

3(ii)    Bylaws (Incorporated by reference to Exhibit 3.II from Form 10-K dated December 31, 2001)

** 10.1    CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference to CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

** 10.2    CECO Environmental Corp. 1997 Stock Option Plan and Amendment (Incorporated by reference to Exhibit 4 from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.5    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO Filters, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

10.6    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee (Incorporated by reference to Exhibit 10.13 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

** 10.7    Stock Option Agreement for Dennis W. Blazer dated December 13, 2004 (Incorporated by reference to Exhibit 10.50 from the Company’s Form 10-K dated December 31, 2004)

** 10.8    Stock Option Agreement for Thomas J. Flaherty dated January 5, 2005 (Incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K dated December 31, 2004)

** 10.9    Stock Option Agreement for Donald A. Wright dated January 5, 2005 (Incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K dated December 31, 2004)

** 10.10    Stock Option Agreement for Ronald Krieg dated April 20, 2005 (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

** 10.11    Stock Option Agreement for Arthur Cape dated May 25, 2005 (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K dated December 31, 2005)

10.12    Credit Agreement between the Company and its corporate affiliates and Fifth Third Bank dated December 29, 2005 (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated December 28, 2005)

** 10.13    Amended and Restated Employment Agreement between Richard J. Blum and the Company. (Incorporated by reference to Exhibit 10.37 from the Company’s 10-K dated December 31, 2006)

** 10.14    Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 from the Company’s 10-K dated December 31, 2006)

10.15    First Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated June 8, 2006 (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated June 8, 2006)

** 10.16    Amended and Restated Employment Agreement between David D. Blum and the Company. (Incorporated by reference to Exhibit 10.41 from the Company’s 10-K dated December 31, 2006)

** 10.17    Stock Option Agreement of Ronald E. Krieg dated June 21, 2006 (Incorporated by reference to Exhibit 10.42 from the Company’s 10-K dated December 31, 2006.)

** 10.18    Stock Option Agreement of Arthur Cape dated June 21, 2006 (Incorporated by reference to Exhibit 10.43 from the Company’s 10-K dated December 31, 2006)

** 10.19    Stock Option Agreement of Donald A. Wright dated June 21, 2006 (Incorporated by reference to Exhibit 10.44 from the Company’s 10-K dated December 31, 2006)

** 10.20    Stock Option Agreement of Thomas J. Flaherty dated June 21, 2006 (Incorporated by reference to Exhibit 10.45 from the Company’s 10-K dated December 31, 2006)

** 10.21    Stock Option Agreement of Dennis W. Blazer dated June 21, 2006 (Incorporated by reference to Exhibit 10.46 from the Company’s 10-K dated December 31, 2006)

10.22    Warrant Agreement between the Company and Icarus dated December 28, 2006. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

10.23    Second Amendment to Credit Agreement among the Company, its corporate affiliates and Fifth Third Bank dated February 27, 2007. (Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K dated February 27, 2007)

** 10.24    Consulting Agreement between Icarus and the Company dated March 26, 2007 (Incorporated by reference to Exhibit 10.54 from the Company’s Form 10-K dated December 31, 2006)

** 10.25    CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed on April 20, 2007)

** 10.26    Restricted Stock Award Agreement of Phillip DeZwirek dated July 2, 2007 (Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q dated September 30, 2007)

** 10.27    Restricted Stock Award Agreement of Dennis W. Blazer dated June 5, 2007 (Incorporated by reference to Exhibit 10.2 from the Company’s Form 10-Q dated June 30, 2007)

** 10.28    Restricted Stock Award Agreement of Richard J. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q dated June 30, 2007)

** 10.29    Restricted Stock Award Agreement of David D. Blum dated June 5, 2007 (Incorporated by reference to Exhibit 10.4 from the Company’s Form 10-Q dated June 30, 2007)

** 10.30    Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.41 from the Company’s Form 10-K for the year ended December 31, 2008)

10.31    Goodwill Purchase Agreement among the Company, GMD Acquisition Corp., and Gerald J. Reier dated October 31, 2007. (Incorporated by reference to Exhibit 2.2 from the Company’s 8-K dated October 30, 2007)

10.32    Third Amendment to Credit Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

10.33    Registration Rights Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

**10.34    Restricted Stock Award Agreement of David D. Blum dated May 21, 2009 (Incorporated by reference from Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009)

**10.35    Restricted Stock Award Agreement of Richard J. Blum dated May 21, 2009 (Incorporated by reference from Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009)

**10.36    Restricted Stock Award Agreement of Dennis W. Blazer dated May 21, 2009 (Incorporated by reference from Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009)

10.37    Fourth Amendment to Credit Agreement dated August 1, 2008 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2008)

10.38    Fifth Amendment to Credit Agreement dated December 30, 2008 (Incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K for the year ended December 31, 2008)

10.39    Sixth Amendment to Credit Agreement dated May 1, 2009, effective March 31, 2009 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 7, 2009)

10.40    Fourth Amended and Restated Revolving Credit Promissory Note, effective date March 31, 2009 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 7, 2009)

10.41    Amended and Restated Term Promissory Note effective date March 31, 2009 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 7, 2009)

10.42    First Amendment to Subordinated Convertible Promissory Note dated February 13, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q filed May 11, 2009)

10.43    Second Amendment to Subordinated Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.44    Promissory Note dated May 15, 2009 (Incorporated by reference to Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

**10.45    CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

**10.46    First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

**10.47    Change in Control Agreement dated October 16, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed October 16, 2009)

10.48    Form of Investor Note (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed December 1, 2009)

10.49    Seventh Amendment to Credit Agreement dated August 17, 2009, effective May 15, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q filed November 9, 2009)

10.50    First Amendment to Promissory Note dated August 17, 2009, effective May 15, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q filed November 9, 2009)

10.51    First Amendment to Security Agreement dated August 17, 2009, effective May 15, 2009 (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q filed November 9, 2009)

*10.52    Eighth Amendment to Credit Agreement dated November 26, 2009

10.53    Ninth Amendment to Credit Agreement dated February 12, 2010, effective December 31, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed February 19, 2010)

10.54    Fifth Amended and Restated Revolving Credit Promissory Note, effective date December 31, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K filed February 19, 2010)

10.55    Amended and Restated Term Promissory Note, effective date December 31, 2009 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K filed February 19, 2010)

* 21    Subsidiaries of the Company

* 23.1    Consent of BDO Seidman, LLP

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

CECO ENVIRONMENTAL CORP.

By:	/S/ JEFFREY LANG
Jeffrey Lang Chief Executive Officer Dated: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ JEFFREY LANG Jeffrey Lang Chief Executive Officer	March 29, 2010

Principal Financial and Accounting Officer

/S/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	March 29, 2010

/S/ PHILLIP DEZWIREK Philip DeZwirek Chairman of the Board, Director	March 29, 2010

/S/ RICHARD J. BLUM Richard J. Blum President, Director	March 29, 2010

/S/ JASON DEZWIREK Jason DeZwirek Director	March 29, 2010

/S/ ARTHUR CAPE Arthur Cape Director	March 29, 2010

/S/ DONALD A. WRIGHT Donald A. Wright Director	March 29, 2010

/S/ THOMAS J. FLAHERTY Thomas J. Flaherty Director	March 29, 2010

/S/ RONALD E. KRIEG Ronald E. Krieg Director	March 29, 2010

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CECO Environmental Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company retroactively changed its method of calculating basic and diluted net income (loss) per common share pursuant to revised guidance regarding whether instruments granted in share-based payment transactions are participating securities.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 29, 2010

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	Dollars in thousands, except per share data
ASSETS
Current assets:
Cash and cash equivalents	$1,393	$1,147
Accounts receivable, net	23,751	38,360
Costs and estimated earnings in excess of billings on uncompleted contracts	10,681	10,985
Inventories, net	4,877	6,068
Prepaid expenses and other current assets	2,969	2,045
Current assets of discontinued operations	1,877	11,214

Total current assets	45,548	69,819
Property and equipment, net	11,362	12,123
Goodwill, net	14,591	31,116
Intangible assets—finite life, net	1,470	2,190
Intangible assets—indefinite life	3,209	3,165
Deferred income tax asset, net	348	—
Deferred charges and other assets	930	1,522
Non-current assets of discontinued operations	57	82

	$77,515	$120,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$836	$1,474
Accounts payable and accrued expenses	18,622	26,290
Billings in excess of costs and estimated earnings on uncompleted contracts	10,373	7,373
Accrued income taxes	—	2,402
Current liabilities of discontinued operations	648	7,437

Total current liabilities	30,479	44,976
Other liabilities	2,605	3,017
Debt, less current portion	1,871	21,111
Deferred income tax liability, net	—	2,311
Subordinated notes (including related parties notes of $3,800 and $4,089, respectively)	10,800	4,089

Total liabilities	45,755	75,504

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,427,251 and 15,087,272 shares issued in 2009 and 2008, respectively	144	150
Capital in excess of par value	42,341	42,924
Accumulated (deficit) earnings	(8,348)	6,684
Accumulated other comprehensive loss	(2,021)	(3,303)

	32,116	46,455
Less treasury stock, at cost, 137,920 and 764,041 shares in 2009 and 2008, respectively	(356)	(1,942)

Total shareholders’ equity	31,760	44,513

	$77,515	$120,017

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	Dollars in thousands, except per share data
Net sales	$138,985	$183,249
Cost of sales	108,043	140,946

Gross profit	30,942	42,303
Selling and administrative	28,903	31,588
Amortization	759	1,551
Goodwill impairment	17,110	—

(Loss) income from operations	(15,830)	9,164
Other (expense) income	(760)	960
Interest expense (including related parties interest of $456 and $185, respectively)	(1,321)	(1,479)

(Loss) income from continuing operations before income taxes	(17,911)	8,645
Income tax (benefit) expense	(3,144)	2,969

Net (loss) income from continuing operations	(14,767)	5,676
Net loss from discontinued operations (see Note 19), net of tax	(265)	(666)

Net (loss) income	$(15,032)	$5,010

Per share data:
Basic net (loss) income from continuing operations	$(1.04)	$.39
Basic net loss from discontinued operations	(.02)	(.05)

Basic net (loss) income	$(1.06)	$.34

Diluted net (loss) income from continuing operations	$(1.04)	$.34
Diluted net loss from discontinued operations	(.02)	(.04)

Diluted net (loss) income	$(1.06)	$.30

Weighted average number of common shares outstanding:
Basic	14,221,095	14,766,250

Diluted	14,221,095	15,405,221

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Capital in excess of par value	Accum. (Deficit) Earnings	Accum. Other Comp. Loss	Treasury Stock		Total	Total Comp. (Loss) Income
	Shares	Amount				Shares	Amount
Balance January 1, 2008	14,927	$149	$40,796	$1,674	$(1,337)	(138)	$(356)	$40,926
Net income for the year ended December 31, 2008				5,010				5,010	$5,010
Exercise of options	12		42					42
Issued due to acquisition	99	1	897					898
Issuance of restricted stock	49
Share based compensation earned			1,189					1,189
Purchase of treasury shares						(626)	(1,586)	(1,586)
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax of $(431)					(646)			(646)	(646)
Translation loss					(1,320)			(1,320)	(1,320)

Balance December 31, 2008	15,087	150	42,924	6,684	(3,303)	(764)	(1,942)	44,513	$3,044

Net loss for the year ended December 31, 2009				(15,032)				(15,032)	$(15,032)
Share based compensation earned	(34)	—	997					997
Retirement of treasury shares	(626)	(6)	(1,580)			626	1,586	—
Other comp. income (loss):
Adjustment for minimum pension/post retirement liability, net of tax of $192					288			288	288
Translation gain					994			994	994

Balance December 31, 2009	14,427	$144	$42,341	$(8,348)	$(2,021)	(138)	$(356)	$31,760	$(13,750)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

Dollars in thousands	Translation (loss) gain	Minimum pension/post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2008	$(3)	$(1,334)	$(1,337)
2008 activity	(1,320)	(646)	(1,966)

Balance December 31, 2008	(1,323)	(1,980)	(3,303)
2009 activity	994	288	1,282

Balance December 31, 2009	$(329)	$(1,692)	$(2,021)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	Dollars in thousands
Cash flows from operating activities:
Net (loss) income	$(15,032)	$5,010
Net loss from discontinued operations	(265)	(666)

Net (loss) income from continuing operations	(14,767)	5,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,519	3,156
Non cash interest expense included in net (loss) income	30	85
Non cash loss (gain) on remeasurement of subordinated debt	480	(795)
Non cash gain on forfeit of land sale deposit included in net loss	(175)	—
Non cash loss from disposal of fixed assets	—	84
Non cash loss on goodwill impairment	17,110	—
Share based compensation expense	997	1,189
Bad debt expense	491	183
Deferred income tax (benefit) expense	(2,848)	265
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,118	(4,163)
Inventories	1,191	4,170
Costs and estimated earnings in excess of billings on uncompleted contracts	304	(4,395)
Prepaid expenses and other current assets	(928)	1,851
Deferred charges and other assets	562	189
Accounts payable and accrued expenses	(7,527)	(2,675)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,000	158
Accrued income taxes	(2,402)	2,057
Other liabilities	429	(1,358)

Net cash provided by continuing operating activities	12,584	5,677
Net cash provided by (used in) discontinued operating activities	2,308	(570)

Net cash provided by operating activities	14,892	5,107

Cash flows from investing activities:
Acquisitions of property and equipment	(999)	(2,209)
Net cash paid for acquisitions	—	(23,535)

Net cash used in continuing operating activities	(999)	(25,744)
Net cash used in discontinued operating activities	—	(40)

Net cash used in investing activities	(999)	(25,784)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit line	(17,878)	13,629
Proceeds from exercise of stock options	—	43
Purchase of treasury shares	—	(1,586)
Subordinated debt borrowings	13,800	4,884
Subordinated debt repayments	(7,569)	—
Proceeds from term debt	—	5,000
Repayments of term debt	(2,000)	(750)

Net cash (used in) provided by financing activities	(13,647)	21,220

Net increase in cash and cash equivalents	246	543
Cash and cash equivalents at beginning of year	1,147	604

Cash and cash equivalents at end of year	$1,393	$1,147

Supplemental Schedule of Non-Cash Activities:
Stock based consideration for acquisition	$—	$898

Addition to goodwill through earn-out payable	$—	$59

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2009	2008
	Dollars in thousands
Cash paid (received) during the year for:
Interest	$1,412	$1,197

Income taxes	$2,433	$(429)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 2009 and 2008

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

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2008
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”)	100%
CECOaire, Inc (“CAI”)	100%
H.M. White, Inc. (“White”)	100%
EFFOX, Inc. (“Effox”)	100%
GMD Environmental Technologies, Inc. (“GMD”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Filters India Private Limited. Non-controlling interest in CFI is not material. FKI includes the wholly owned subsidiary, A.V.C., Inc. (“A.V.C.”).

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. (“H.M. White”). The Company terminated its facility lease in Detroit, Michigan, and all property and equipment held by H.M. White was sold at net book value to its former owner as of January 1, 2010. In accordance with the provisions of FASB ASC Subtopic 205-20, the results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White – see Footnote 19 for additional details.

All intercompany balances and transactions have been eliminated.

Business Segment Information—Our structure and operational integration results in four operating segments that collectively focus on engineering, designing, building and installing systems that remove airborne contaminants from industrial facilities, as well as equipment that controls emissions from such facilities. However, our operating segments qualify for aggregation, and accordingly the consolidated financial statements herein reflect the operating results of our single reportable segment.

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

For the Years Ended December 2009 and 2008

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

Property and equipment— Property and equipment are stated at cost and reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, backlog, customer lists and employment contracts. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 17 years for patents, 12 to 18 months for backlog, 5 years for customer lists and 3 years for employment contracts.

For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

As required by current accounting rules, we ceased amortization of indefinite life intangible assets effective January 1, 2002 and now complete an annual (or more often if circumstances require) impairment assessment. In performing this assessment, the carrying value of the asset is considered impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Goodwill—As required by current accounting rules, we ceased amortization of goodwill effective January 1, 2002 and now complete an annual (or more often if circumstances require) impairment assessment on a reporting unit level. For management purposes, the Company is organized into four divisions, including a contracting division, an equipment division, a component and parts division and an engineering and design division. Each of these divisions meets the criteria for treatment as an operating segment. Each of these operating segments is comprised of one or more components on which discrete financial information is available and on which operating results are regularly reviewed by segment management and each of these components is considered to be a reporting unit for purposes of our impairment analysis.

In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $95,000 and $85,000 for 2009 and 2008, respectively.

Financial Instruments—All derivative instruments, including those embedded in other contracts are recognized as either assets or liabilities and those financial instruments are measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. We are exposed to market risk from changes in interest rates. Our policy is to manage interest rate costs using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we may enter into interest rate swaps or other hedge type arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We do not use derivative instruments for speculative purposes. We currently have no interest rate swap agreements.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $30,000 and $3,000 at December 31, 2009 and 2008, respectively.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, internal transfer costs and depreciation. Customer freight charges are included in sales and actual freight expenses are included in cost of sales.

Claims—Change orders arise when the scope of the original project is modified for a variety of reasons. The Company will negotiate the extent of the modifications, their expected costs and recovery with the customer.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Costs related to change orders are recognized in the period they are incurred and added to the expected total cost of the project. To the extent such costs are probable of being recovered from the customer, estimated total contract revenues are also adjusted up to the amount of change order costs incurred. In cases where contract revenues are assured beyond a reasonable doubt to be increased in excess of the expected costs of the change order, incremental profit also is recognized on the contract. Such assurance is generally only achieved when the customer approves in writing the scope and pricing of the change order. Change orders that are in dispute are effectively handled as claims.

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price. Costs attributable to claims are treated as contract costs as incurred.

The Company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. In such circumstances revenues are recognized only to the extent of the cost with no increase in the estimated profit margin and no additional profit is recognized until such time as the customer or other parties agree in writing to the amount of the claim to be recovered by the Company. At that point, the amount of the claim becomes contractual and is accounted for as an increase in the contract’s total estimated revenue and estimated cost. As actual costs are incurred and revenues are recognized under percentage-of-completion accounting, a corresponding percentage of the revised total estimated profit will therefore be recognized.

Should it become probable that the claim will not result in additional contract revenue, the Company removes the related contract revenues from its previous estimate of total revenues, which effectively reduces the estimated profit margin on the job and negatively impacts profit for the period.

Pre-contract costs—Pre-contract costs are not significant. The Company expenses all pre-contract costs as incurred regardless of whether or not the bids are successful. A majority of our business is obtained through a bidding process and this activity is on-going with multiple bids in process at any one time. These costs consist primarily of engineering, sales and project manager wages, fringes and general corporate overhead and it is deemed impractical to track activities related to any one specific contract.

Selling and administrative expenses—Selling and administrative expenses include sales and administrative wages and associated benefits, selling and office expenses, bad debt expense, changes in life insurance cash surrender value and depreciation. Selling and administrative expenses are charged to expense as incurred.

Sales Taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Operations on the Cost of Sales line.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

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

$ in thousands	2009	2008
Beginning balance	$574	$605
Provision	335	148
Payments	(413)	(256)
Acquisition	—	77

Ending balance	$496	$574

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $606,000 and $940,000 in 2009 and 2008, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $22,000 and $50,000 in 2009 and 2008, respectively.

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

Earnings per share—The number of shares outstanding for calculation of earnings (loss) per share (“EPS”) is as follows:

	2009	2008
Weighted-average shares outstanding-basic	14,221,095	14,766,250
Effect of potentially dilutive securities	—	(638,971)

Weighted-average shares outstanding-diluted	14,221,095	15,405,221

Options and warrants to purchase 3.6 million and 1.1 million shares as of December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings (loss) per share due to their having an anti-dilutive effect. Pursuant to the if converted method, diluted earnings per share for 2008 includes a $372,000 after tax addback of interest expense related to the assumed conversion of the convertible Subdebt Note described in Note 10.

For purposes of computing basic earnings (loss) per share, unvested restricted stock awards were not included in the denominator. For purposes of computing diluted earnings (loss) per share, unvested restricted stock awards that vest solely on the basis of a service condition are included in the denominator using the treasury stock method if the result would be dilutive. Unvested restricted stock awards that vest upon meeting certain performance conditions were not included in the computation of diluted earnings (loss) per share in either year as none of the performance conditions had been met as of year-end. If attainment of the performance

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

conditions had been probable or had been met, the additional shares would have been considered to be outstanding for the purpose of computing diluted EPS if the effect was dilutive.

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

Due to the net loss incurred for the three and twelve month periods ended December 31, 2009, unvested restricted stock awards were excluded from the computation of basic and diluted earnings (loss) per share.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Foreign Currency—Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income/(loss) as a component of shareholders’ equity.

A transaction (loss)/gain of ($734,000) and $920,000 were recognized by the Company in 2009 and 2008, respectively, principally due to the translation of a $5 million subordinated note denominated in Canadian dollars and a $3 million subordinated note payable in Canadian dollars both due to a related party. The transaction (loss)/gain is recorded on the “Other (expense) income” line of the Statement of Operations. Additional details on the subordinated notes are provided in Note 10.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Financial Accounting Pronouncements Adopted

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

For the Years Ended December 2009 and 2008

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

ASC 815—During June 2008, the FASB issued 815-10-65-3, “Transition Related to EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, which became effective for the Company on January 1, 2009. This guidance addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in ASC 815, “Derivatives and Hedging”. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in shareholders’ equity (or would be classified in shareholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature provides guidance for determining whether an instrument (or an embedded feature) is classified in shareholders’ equity (or would be classified in shareholders’ equity if it were a freestanding instrument). This guidance did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows upon its effective date.

ASC 350—In April 2008, the FASB issued ASC 350-30-65-1, “Transition Related to FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets.” ASC 350-30-65-1 provides guidance on the determination of useful lives of intangible assets. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Rather the Company must consider its own historical experience in renewing or extending similar arrangements. This guidance became effective on January 1, 2009 and did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

ASC 260—In June 2008, the FASB issued ASC 260-10-65-2 “Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, “Earnings per Share”, when computing basic and diluted EPS. This guidance became effective for the Company on January 1, 2009. Because the Company’s Restricted Share awards (none of which were issued until 2008) contain non-forfeitable dividend

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

rights, the provisions of this guidance must be applied. Upon adoption, the Company was required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this guidance. Due to the net loss incurred for the year ended December 31, 2009, the Company’s basic and diluted weighted average shares outstanding and loss per share were not affected by the adoption of this FSP. The impact on basic and diluted weighted average shares outstanding for the year ended December 31, 2008 is as follows:

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

The Company had only partially applied the provisions of ASC 820 as management elected the deferral provisions of ASC 820-10-65-1, “Transition Related to FASB Staff Position FAS 157-2” as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10- 65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009 for the Company. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include certain amounts of property and equipment, intangibles and goodwill reported at fair value as a result of impairment testing, and certain other assets, liabilities and equity instruments recognized as a result of prior business combinations. There was no impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of ASC 820 for non-financial assets and liabilities.

ASC 105—In June 2009, the FASB issued ASC 105-10-65, “Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Accounting Standards Codification will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ended after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is disclosed in our consolidated financial statements.

ASC 715—In December 2008, the FASB issued ASC 715-20-65-2, “Transition Related to FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”. ASC 715-20-65-2 amends ASC 715, Compensation—Retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements addressed by ASC 715-20-65-2 provide for greater transparency surrounding the types of assets and associated risks in a plan, events in the economy and markets that could have a significant effect on the value of plan assets, and information about fair value measurements similar to those required by ASC 715. This guidance became

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

effective for the Company for the fiscal year ended December 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements

ASC 605-25—In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

2.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets and accounts payable. The carrying values of these financial instruments approximate fair value at December 31, 2009, due to their short term nature.

Most of the debt obligations fair value approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

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

3.	Accounts Receivable

$ in thousands	2009	2008
Trade receivables	$2,672	$3,055
Contract receivables	21,555	35,602
Allowance for doubtful accounts	(476)	(297)

	$23,751	$38,360

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $797,000 and $1,419,000 at December 31, 2009 and 2008, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $491,000 and $183,000 during 2009 and 2008, respectively, while accounts charged to the allowance were $312,000 and $221,000 during 2009 and 2008, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2009	2008
Costs incurred on uncompleted contracts	$74,908	$101,219
Estimated earnings	16,897	24,381

	91,805	125,600
Less billings to date	(91,497)	(121,988)

	$308	$3,612

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,681	$10,985
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,373)	(7,373)

	$308	$3,612

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

5.	Inventories

$ in thousands	2009	2008
Raw material and subassemblies	$3,322	$4,187
Finished goods	1,044	916
Parts for resale	566	965
Obsolescence allowance	(55)	—

	$4,877	$6,068

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $55,000 and $0 during 2009 and 2008, respectively. Items charged to the allowance for inventory recoveries were $0 and $10 during 2009 and 2008, respectively.

6.	Property and Equipment

$ in thousands	2009	2008
Land	$1,460	$1,460
Building and improvements	5,745	5,612
Machinery and equipment	17,882	16,923

	25,087	23,995
Less accumulated depreciation	(13,725)	(11,872)

	$11,362	$12,123

Depreciation expense was $1.8 million and $1.6 million for 2009 and 2008, respectively.

7.	Goodwill and Intangible Assets

$ in thousands	December 31, 2009		December 31, 2008
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$31,116	$3,165	$14,761	$2,095
Acquisitions	—	—	17,039	1,122
Impairment	(17,110)	—	—	—
Foreign currency adjustments	585	44	(684)	(52)

	$14,591	$3,209	$31,116	$3,165

The Company’s 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $17.1 million to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units.

Of the Company’s remaining goodwill balance of $14.6 million, $3.7 million relates to a reporting unit that had an estimated fair value approximately 37% higher than its carrying value. The remaining goodwill of $10.9

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

million relates to two reporting units that were partially impaired during 2009 so any adverse change in estimated fair value of these reporting units could lead to additional impairment in the future. However, management believes that the forecasted cash flows used to determine the 2009 impairment of the goodwill of these two reporting units, while subject to some uncertainty, are achievable without requiring significant new business or operating cost reductions.

In addition, 2009 was the first time any goodwill impairment was recorded. As of December 31, 2009, the Company has an aggregate amount of goodwill acquired of $31.7 million and an aggregate amount of impairment losses recognized of $17.1 million.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

	December 31, 2009		December 31, 2008
$ in thousands Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,412	$1,024	$1,412	$932
Backlog	592	592	1,451	1,249
Customer lists	1,644	685	1,595	352
Employment contracts	420	305	410	163
Other	130	122	111	93

	$4,198	$2,728	$4,979	$2,789

Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives of 17 years for patents, 12 to 18 months for backlog, 5 years for customer lists and 3 years for employment contracts. Amortization expense of finite life intangible assets was $759,000 and $1,551,000 for 2009 and 2008, respectively. Amortization over the next five years for finite life intangibles is $494,000 in 2010, $424,000 in 2011, $316,000 in 2012, $130,000 in 2013 and $69,000 in 2014. The weighted average remaining amortization period at December 31, 2009 is 2.5 years.

8.	Accounts Payable and Accrued Expenses

$ in thousands	2009	2008
Trade accounts payable	$11,235	$16,355
Compensation and related benefits	1,535	3,478
Accrued interest	223	422
Subcontractor accrued expenses	2,434	2,266
Other accrued expenses	3,195	3,769

	$18,622	$26,290

9.	Debt

$ in thousands	2009	2008
Bank credit facility	$2,707	$22,585
Less current portion	(836)	(1,474)

	$1,871	$21,111

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

We entered into our current credit facility (“the Bank Facility”) on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to the Bank Facility effective as of March 31, 2009. The Sixth Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus Investment Corp., (“Icarus”) in an amount not to exceed $3.0 million and consent to an extension fee of CAD $38,000 payable to Icarus.

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

On November 26, 2009, the Company entered into an Eighth Amendment to Credit Agreement to the Bank Facility effective as of November 26, 2009. The Eighth amendment obtained the Bank’s consent to subordinated loans, in an aggregate amount not to exceed $11.4 million to be made by subordinated creditors to the Company and consent to the payment in full of the subordinated debt outstanding on the amendment date, in an aggregate amount equal to $4.5 million, to be made by the Company to Icarus on the amendment date.

On February 12, 2010, the Company entered into a Ninth Amendment to Credit Agreement to the Bank Facility effective as of December 31, 2009. The Ninth Amendment decreased the maximum loan commitment from $30.0 million to $20.0 million, decreased the monthly required term loan payment from $83,333 to $26,886 and increased the minimum fixed charge coverage ratio financial covenant from 1.25:1.0 to 2.5:1.0, and permitted the addition of $6.3 million of net funding received from the private placement of subordinated debt to the adjusted EBITDA calculation used in the financial covenants.

As of December 31, 2009 and 2008, the amounts outstanding on the Bank Facility revolver were $0 and $17.9 million, respectively. As of December 31, 2009, the maximum loan commitment amount is $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable plus 50% of eligible inventories. Interest on the revolver is charged at the prime rate or the LIBOR rate plus 2%. For 2009 and 2008, the weighted average interest rate under the revolver was 3.3% and 5.1%, respectively.

The amounts outstanding on the Bank Facility term loans as of December 31, 2009 and 2008 were $2.3 million and $4.3 million, respectively. Interest on the term loans is charged at the prime rate or the LIBOR rate plus 2%. For 2009 and 2008, the weighted average interest rate under the term loans was 3.5% and 5.0%, respectively.

Terms of the Bank Facility, as amended, include financial covenants which require compliance including at December 31, 2009 and each quarter through March 31, 2011. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0:1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2009, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance.

As of December 31, 2009 and 2008, the amount outstanding on a credit line included in a separate agreement was $457,000 and $474,000, respectively. Interest on this credit line is charged at the prime rate or the LIBOR rate plus 2%. For 2009 and 2008, the weighted average interest rate under this credit line was 2.90% and 4.95%, respectively. The terms of this credit line do not include any financial or other restrictive covenants.

As of December 31, 2009, maturities of all long-term bank debt are estimated as follows:

December 31,	$ in thousands
2010	$836
2011	$1,871

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.	Subordinated Notes

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus, which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time, into common stock of the Company at a per share price of $4.75 which was the closing bid price immediately preceding the issuance of the Convertible Subdebt Note. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and were being deferred and amortized over the remaining term of the Convertible Subdebt Note. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009. Foreign exchange translation losses of $37,000 and $121,000 were recognized during the three and the twelve months ended December 31, 2009, respectively, as other expense. Foreign exchange translation gains of $727,000 and $795,000 were recognized during the three and twelve months ended December 31, 2008, respectively, as other income.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option has been bifurcated and recorded at fair value. Gains and

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

losses resulting from the revaluation of this liability are included in other income (expense) in the consolidated statements of operations and were losses of $103,000 for the quarter and $359,008 for the year ended December 31, 2009, respectively. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”). Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. The Company used the proceeds of the Investor Notes to repay all of its previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. The group of investors includes Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance Investor Notes at a conversion price of $4.00 per share such price being greater than the Company’s share price at the date of the Investor Note agreement. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes.

The Investor Notes are secured by a second lien on the Company and its U.S. subsidiaries’ assets, which lien is subordinate to Fifth Third Bank. The outstanding balance of the Investor Notes at December 31, 2009, was $10.8 million.

11.	Shareholders’ Equity

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Like the 1997 Plan, the 2007 Plan permits the granting of stock options and awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or awards granted to non-employee directors vest in one year from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Certain stock awards are granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. Currently 8,000 shares of stock awards subject to service requirements, and 65,000 stock options were granted to plan participants under the 2007 Plan in 2009. The number of shares reserved for issuance under the 2007 Plan is 2.0 million, of which 1,559,792 shares were available for future grant as of December 31, 2009. The number of shares reserved under the 1997 Plan for issuance was 1.5 million, of which 1,036,300 shares were left unused as of December 31, 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Share-based compensation expense of $1.0 million and $1.2 million was recorded in the years ended December 31, 2009 and 2008, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on May 21, 2009.

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

The plan allows employees to purchase shares of common stock at a 15% discount from market price and pay for the shares through payroll deductions. Eligible employees can enter the plan at specific “offering dates” which occur in six month intervals.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section of Note 11 below.

Stock Options

The weighted-average fair value of stock options granted during 2009 and 2008, was estimated at $2.65 and $1.85, per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

•

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2009 and 2008 the Company utilized weighted-average volatility factors of 62.6% and 62.5%, respectively.

•

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2009 and 2008 the Company utilized weighted-average expected term factors of 7.5 years and 6.40 years, respectively.

•

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2009 and 2008, the Company utilized a weighted-average risk-free interest rate factors of 3.1%.

•	Expected Dividends: Expected dividends were expected to be zero as the Company has not historically paid dividends. This will be re-evaluated if and when dividends are expected to be paid.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2009 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at 12/31/08	533	$6.39	5.7 years
Granted	65	4.05	7.5 years
Forfeitures	—
Exercised	—

Outstanding at 12/31/09	598	6.13	6.1 years	429

Exercisable at 12/31/09	325	6.37	7.1 years	226

The Company received no cash from employees exercising options during the year ended December 31, 2009 and $42,000 of cash from employees who exercised 12,500 options during the year ended December 31, 2008. The intrinsic value of exercised options in 2008 was $74,000.

Restricted Shares

Information related to all restricted stock awards under the 2007 Plan for the year ended December 31, 2009 is shown in the table below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	128	$9.88
Granted	8	3.50
Vested	(47)	10.97
Forfeited	(41)	6.89

Nonvested, end of year	48	10.34

In 2009 the Company recorded expense for restricted stock awards of $509,000 and $600,000 for 2008. At December 31, 2009 there was $225,000 of total unrecognized compensation costs related to restricted stock awards that is expected to be recognized over a weighted average period of .45 years.

The total fair value of restricted shares vested was $1.2 million and $708,000 during 2009 and 2008, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus, a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2009.

Treasury Stock

In October 2008, two shareholders, who were affiliates of one another, and who owned in the aggregate at such time in excess of 5% of our issued and outstanding common stock, approached the Company with an unsolicited offer to sell us 626,121 shares of CECO common stock for $1.6 million. We completed the purchase in October 2008 for a price of $2.50 per share plus brokerage costs.

In 2009, we retired 626,000 shares of our common stock previously held as treasury shares.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2009 and 2008, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2009	2008	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,246	$6,192	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$245	$277
Service cost	176	176	—	—
Interest cost	381	363	14	15
Amendments	—	9	—	—
Actuarial (gain)/loss	130	(262)	15	2
Benefits paid	(247)	(232)	(46)	(49)

Projected benefit obligation at end of year	6,686	6,246	228	245

Change in plan assets:
Fair value of plan assets at beginning of year	3,929	4,793	—	—
Actual return on plan assets	697	(1,052)	—	—
Employer contribution	360	420	46	49
Benefits paid	(247)	(232)	(46)	(49)

Fair value of plan assets at end of year	4,739	3,929	—	—

Funded status	$(1,947)	$(2,317)	$(228)	$(245)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(38)	$(44)
Defined benefit liabilities included in other liabilities	(1,947)	(2,317)	(190)	(201)
Deferred tax benefit/ (expense) associated with AOCL	1,149	1,349	(20)	(28)

AOCL, net of tax	1,723	2,023	(30)	(42)

Net amount recognized	$925	$1,055	$(278)	$(315)

Other comprehensive income:
Net loss (gain)	$(249)	$1,211	$15	$2
Prior service cost (credit)	—	9	—	—
Amortization of transition asset/(obligation)	—	—	—	—
Amortization of prior service cost	(9)	(8)	—	—
Amortization of net actuarial loss	(242)	(142)	5	5

Total recognized in other comprehensive income	$(500)	$1,070	$20	$7

Accumulated other comprehensive income:
Net loss (gain)	$2,843	$3,334	$(50)	$(70)
Prior service cost	29	38	—	—
Prior transition (asset)/obligation	—	—	—	—

Amount recognized in accumulated other comprehensive income	$2,872	$3,372	$(50)	$(70)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term rate of return on assets	8.00%	8.50%	N/A	N/A
Compensation increase rate	N/A	N/A	N/A	N/A

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 40% debt securities and 60% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

Based on current assumptions, estimated contributions of $267,000 may be required in 2010 for the pension plan and $39,000 for the retiree healthcare plan.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were a decrease in the minimum liability of $288,000 in 2009 and an increase of $646,000 in 2008.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 are as follows:

$ in thousands	2009	2008
Service cost	$176	$176
Interest cost	381	363
Expected return on plan assets	(318)	(421)
Net amortization and deferral	251	150

Net periodic benefit cost	$490	$268

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.25%	6.00%
Expected return on assets	8.00%	8.50%
Compensation increase rate	N/A	N/A

The net loss, prior service cost and transition (asset)/obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $219,000, $9,000 and $0, respectively. The net loss, prior service cost and transition (asset)/obligation for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are $(3,000), $0 and $0, respectively.

The net periodic benefit cost (representing interest cost only) for the healthcare plan included in the accompanying consolidated statements of operations was $9,000 and $10,000 for the years ended December 31, 2009 and 2008 respectively. The weighted average discount rate to determine the net periodic benefit cost for 2009 and 2008 was 6.25% and 6.00%, respectively.

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

For the Years Ended December 2009 and 2008

of return on assets includes the determination of a real rate of return for equity and fixed income investment applied to the portfolio based on their relative weighting, increased by an underlying inflation rate. Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation 2010	Percentage of Plan Assets
		2009	2008
Asset Category:
Equity securities	60%	60%	45%
Debt securities	40%	40%	55%

Total	100%	100%	100%

Estimated pension plan cash obligations are $317,000, $343,000, $380,000, $409,000 and $436,000 for 2010 – 2014, respectively, and a total of $2,535,000 for the years 2015 through 2019. Estimated healthcare plan cash obligations are $39,000, $36,000, $33,000, $30,000 and $26,000 for 2010–2014, respectively, and a total of $89,000 for the years 2015 through 2019.

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

•	Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit in a money market fund. Cash and cash equivalents are stated at cost, which approximates fair value.

•	U.S. government and agency securities: Valued at closing price reported in the active market in which the individual security is traded.

•

Corporate bonds and notes: Valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions.

•	Mutual funds: Valued at the net asset value (NAV) of shares held by the plans at year end. The NAV is calculated based on the underlying shares and investments held by the fund.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets as of December 31, 2009, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$269	$—	$—	$269
U.S. government and agency securities	693	—	—	693
Corporate bonds and notes	—	784	—	784
Mutual funds	—	2,993	—	2,993

Total assets	$962	$3,777	$—	$4,739

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

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2.3 million and $3.2 million for 2009 and 2008, respectively.

During July 2006, we merged the K&B and CFI’s profit sharing and 401(k) savings retirement plans for non-union employees. The merged plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The Plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We increased effective January 1, 2008 the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made matching contributions and discretionary contributions of $570,000 and $594,000 during 2009 and 2008, respectively.

13.	Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2010	$1,494
2011	1,009
2012	177
2013	25
2014	4

$2,709

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Total rent expense under all operating leases for 2009 and 2008 was $1.9 million and $1.6 million, respectively.

Employment Agreements

In February 2010, we entered into a five year employment agreement with our new Chief Executive Officer. The new agreement provides for an annual salary and a bonus, for each of the next five years, based on an incentive compensation plan tied to financial performance and attainment of goals.

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

The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases.

Legal Proceedings

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim has been made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants include CECO and its subsidiaries, The Kirk & Blum Manufacturing Company, kbd/Technic, Inc., and CECO Abatement Systems, Inc. The complaint contains causes of action for negligence and a cause of action for breach of implied warranties, and the complainant is asking for unspecified compensatory damages and costs. The Company’s insurance carriers have agreed to defend the claims, pursuant to reservation of rights letters, and have retained counsel to defend the Company. We record provisions in the consolidated financial statements for pending litigation when

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. However, at this time the Company cannot estimate any potential final range of loss resulting from this litigation as it is still in discovery and accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. At this time, we believe that the claims are without merit and we intend to vigorously defend this suit.

14.	Income Taxes

Income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

$ in thousands	2009	2008
Current:
Federal	$(264)	$2,200
State	77	298
Foreign	(109)	206

	(296)	2,704

Deferred:
Federal	(2,278)	211
State	(570)	54

	(2,848)	265

	$(3,144)	$2,969

The income tax provision (benefit) from continuing operations differs from the statutory rate due to the following:

$ in thousands	2009	2008
Tax expense (benefit) at statutory rate	$(6,090)	$2,939
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit (expense)	(946)	458
Permanent differences, including certain Goodwill and impairment charges	4,001	(634)
Foreign tax expense (benefit)	(109)	206

	$(3,144)	$2,969

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability consisted of the following at December 31:

$ in thousands	2009	2008
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$732	$534
Deferred state taxes	13	206
Reserves on assets	223	121
Inventory	—	22
Prepaid expenses	(322)	(233)

Current deferred tax asset (included in prepaid expenses and other current assets)	646	650

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(2,034)	(2,035)
Goodwill and intangibles	1,133	(1,395)
Other	3	(335)
Minimum pension and postretirement liability	1,246	1,454

Net noncurrent deferred income tax asset (liability)	348	(2,311)

Net deferred tax asset (liability)	$994	$(1,661)

Gross deferred tax assets were $4.9 million and $2.9 million at December 31, 2009 and 2008, respectively. Gross deferred tax liabilities were $3.9 million and $4.5 million at December 31, 2009 and 2008, respectively.

The Company accounts for uncertain tax positions pursuant to FASB Accounting Standards Codification Topic 740. A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	2009	2008
Balance as of January 1	$420,000	$475,000
Interest and penalties for tax positions of prior years	52,000	41,000
Reductions for expirations tax positions of prior years	(85,000)	(96,000)

Balance as of December 31	$387,000	$420,000

Included in the balance at December 31, 2009, is a $148,000 tax position for which the ultimate outcome is highly certain. The Company recognizes interest accrued related to unrecognized tax expenses in interest expense and penalties in income tax expense. During the year ended December 31, 2009, the Company recognized approximately $52,000 in interest and penalties. Tax years going back to 2006 remain open.

15.	Related Party Transactions

During 2009 and 2008, we paid Icarus $120,000 per year for use of its space and other office expenses of our Toronto office. During 2009 and 2008, we paid fees of $360,000 to Icarus for management consulting services. These services were provided by Phillip DeZwirek, the then Chief Executive Officer and Chairman of our Board, through Icarus.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

As described in Note 10, on November 26, 2009, the Company issued the Investor Notes to a group of investors which includes Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

16.	Acquisitions

On February 29, 2008, the Company, through its wholly owned subsidiary FKI Acquisition Corp., purchased substantially all of the assets of Fisher-Klosterman, Inc. (“FKI”). We acquired FKI to obtain air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China. The purchase price was approximately $23.3 million, consisting of net cash paid plus transaction costs totaling approximately $15.3 million (funded under the amended Bank Facility), liabilities assumed of approximately $7.1 million and 98,580 shares of restricted common stock valued at $0.9 million. Additionally, the former owners of FKI are entitled to earn-out payments payable in shares of common stock of up to $3.5 million upon the attainment of specified gross profit amounts through February 28, 2011, none of which was earned through December 31, 2009.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$6,934
Other assets	41
Property and equipment	1,823
Intangible assets—finite life	1,634
Intangible assets—indefinite life	800
Goodwill	12,087

Total assets acquired	23,319
Current liabilities assumed	(7,074)

Net assets acquired	$16,245

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on January 1, 2008.

$ in thousands	(Unaudited) Year ended December 31, 2008
Net sales	$223,782
Net income	$5,139
Earnings per share:
Basic	$0.35
Diluted	$0.31

On August 1, 2008 for $6.8 million in cash, the Company, through a subsidiary, acquired all of the stock of Flextor Inc., a Quebec company (“Flextor”), pursuant to the terms of a Stock Purchase Agreement dated August 1, 2008. Additionally, the former owners are entitled to earn-out payments of up to $.5 million upon the attainment of specified gross profit amounts through July 31, 2011, none of which was earned through

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

December 31, 2009. Flextor is a provider of engineered-to-order dampers and expansion joints for the power, natural gas, cement, smelting, incineration, and other industries.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$5,247
Property and equipment	286
Intangible assets—finite life	16
Goodwill	5,058

Total assets acquired	10,607
Current liabilities assumed	(3,769)

Net assets acquired	$6,838

FKI purchased for $1.4 million in cash all of the assets and assumed certain liabilities of Shideler, Inc. (f/k/a/ A.V.C. Specialists, Inc.) (“A.V.C.”) on August 1, 2008 pursuant to an Asset Purchase Agreement dated August 1, 2008 by and among FKI, A.V.C., and Thomas J. Shideler and Barbara Shideler. Additionally, the former owners are entitled to earn-out payments of up to $.4 million upon the attainment of specified gross profit amounts through July 31, 2010, none of which was earned through December 31, 2009. A.V.C. is a provider of electrostatic precipitator components for the power, refining, petrochemical, pulp and paper, cement, and other industries.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$486
Property and equipment	302
Goodwill	636

Total assets acquired	1,424
Current liabilities assumed	(74)

Net assets acquired	$1,350

FKI and A.V.C., which were not considered significant subsidiaries, were financed with a combination of the proceeds of the Subordinated Debt described in Note 10 and the Bank Facility.

17.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2009 or 2008.

For 2009 and 2008, sales to customers outside the United States, including export sales, accounted for approximately 12% and 11% respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2009 and 2008

18.	Discontinued Operations

During 2009, the Company discontinued the operations of H.M. White, Inc. The Company terminated its facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner. Accordingly, there was no gain or loss associated with the sale of H.M. White’s assets.

The results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White.

Operating results of discontinued operations are as follows:

$ in thousands	Year Ended December 31,
	2009	2008

Net sales	$5,529	$34,641

Loss from discontinued operations, before income taxes	$(465)	$(1,009)
Income tax benefit	(200)	(343)

Loss from discontinued operations	$(265)	$(666)

Assets and liabilities related to discontinued operations consisted of the following:

	December 31,
$ in thousands	2009	2008
Assets
Accounts receivable	$1,356	$9,214
Inventories	37	101
Costs and estimated earnings in excess of billings on uncompleted contracts	299	1,702
Prepaid expenses and other	185	197

Total current assets of discontinued operation	1,877	11,214
Property and equipment, net	57	82
Other assets	—	—

Total assets of discontinued operation	$1,934	$11,296

Liabilities
Accounts payable and accrued expenses	$533	$6,863
Billings in excess of costs and estimated earnings on uncompleted contracts	115	685
Other	—	(111)

Total current liabilities of discontinued operation	648	7,437
Other liabilities	—	—

Total liabilities of discontinued operation	$648	$7,437