Form 10-Q
period 2010-03-31
CECO ENVIRONMENTAL CORP
filed 2010-05-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Class: Common, par value $.01 per share outstanding at May 3, 2010 – 14,302,047

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2010

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2010	DECEMBER 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$861	$1,393
Accounts receivable, net	22,768	23,751
Costs and estimated earnings in excess of billings on uncompleted contracts	10,174	10,681
Inventories, net	5,109	4,877
Prepaid expenses and other current assets	2,553	2,969
Current assets of discontinued operations	924	1,877

Total current assets	42,389	45,548

Property and equipment, net	11,515	11,362
Goodwill, net	14,667	14,591
Intangibles – finite life, net	1,344	1,470
Intangibles – indefinite life	3,218	3,209
Deferred income tax asset, net	348	348
Deferred charges and other assets	907	930
Non-current assets of discontinued operations	—	57

	$74,388	$77,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$833	$836
Accounts payable and accrued expenses	16,283	18,622
Billings in excess of costs and estimated earnings on uncompleted contracts	7,645	10,373
Current liabilities of discontinued operations	383	648

Total current liabilities	25,144	30,479
Other liabilities	2,667	2,605
Debt, less current portion	3,589	1,871
Convertible subordinated notes (including related parties notes of $3,800)	10,800	10,800

Total liabilities	42,200	45,755

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,437,967 and 14,427,251 shares issued in 2010 and 2009, respectively	144	144
Capital in excess of par value	42,565	42,341
Accumulated deficit	(8,251)	(8,348)
Accumulated other comprehensive loss	(1,914)	(2,021)

	32,544	32,116
Less treasury stock, at cost 137,920 shares in 2010 and 2009	(356)	(356)

Total shareholders’ equity	32,188	31,760

	$74,388	$77,515

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Net sales	$35,021	$38,056
Cost of sales	27,004	29,380

Gross profit	8,017	8,676
Selling and administrative	7,234	7,187
Amortization	135	313

Income from operations	648	1,176
Other (loss) income, net	(85)	90
Interest expense (including related party interest of $56 and $109, respectively)		(293)

Income from continuing operations before income taxes	270	904
Income tax expense	103	317

Net income from continuing operations	167	587
Net loss from discontinued operations (see Note 15), net of tax	(70)	(218)

Net income	$97	369

Per share data:
Basic net income from continuing operations	$0.01	$0.04
Basic net loss from discontinued operations	0.00	(0.01)

Basic net income	$0.01	$0.03

Diluted net income from continuing operations	$0.01	$0.04
Diluted net loss from discontinued operations	0.00	(0.01)

Diluted net income	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	14,296,832	14,322,777

Diluted	14,358,267	15,189,775

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income	$97	$369
Net loss from discontinued operations	(70)	(218)

Net income from continuing operations	167	587
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	419	733
Non cash interest expense included in net income	34	26
Non cash gain on remeasurement of subordinated debt	—	(69)
Non cash gain from disposal of fixed assets	(8)	—
Share based compensation expense	224	234
Bad debt expense	100	—
Changes in operating assets and liabilities:
Accounts receivable	883	11,109
Inventories	(450)	158
Costs and estimated earnings in excess of billings on uncompleted contracts	507	1,852
Prepaid expenses and other current assets	416	(46)
Deferred charges and other assets	309	20
Accounts payable and accrued expenses	(2,339)	(6,169)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,728)	227
Accrued income taxes	—	(1,796)
Other liabilities	52	(91)

Net cash (used in) provided by continuing operating activities	(2,414)	6,775
Net cash provided by discontinued operating activities	675	1,780

Net cash (used in) provided by operating activities	(1,739)	8,555

Cash flows from investing activities:
Acquisitions of property and equipment	(188)	(517)

Net cash used in investing activities	(188)	(517)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit lines	1,852	(4,873)
Subordinated debt repayment	—	(3,000)
Cash paid for deferred financing costs	(320)	—
Repayment of term debt	(137)	(250)

Net cash provided by (used in) financing activities	1,395	(8,123)

Net decrease in cash	(532)	(85)
Cash and cash equivalents at beginning of the period	1,393	1,147

Cash and cash equivalents at end of the period	$861	$1,062

Cash paid (refunded) during the period for:
Interest	$428	$505

Income taxes	$(48)	$1,943

The notes to the condensed consolidated financial statements are an integral part of the above statement.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and of cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. (“H.M. White”). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. See footnote 15 for additional details.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Accounting Standards Codification (“ASC”) 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company has not had and does not expect that the adoption of this remaining guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for the Company. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories

$ in thousands

	March 31, 2010	December 31, 2009
Raw materials and subassemblies	$3,619	$3,322
Finished goods	988	1,044
Parts for resale	695	566
Reserve for obsolescence	(193)	(55)

	$5,109	$4,877

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $138 and $37 for the three month period ended March 31, 2010 and 2009, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands

	March 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$78,669	$74,908
Estimated earnings	16,219	16,897

	94,888	91,805
Less billings to date	(92,359)	(91,497)

	$2,529	$308

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,174	$10,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,645)	(10,373)

	$2,529	$308

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Goodwill and Intangible Assets

$ in thousands

Goodwill / Tradename	Three months ended March 31, 2010		Year ended December 31, 2009
	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,591	$3,209	$31,116	$3,165
Impairment	—	—	(17,110)	—
Foreign currency adjustments	76	9	585	44

	$14,667	$3,218	$14,591	$3,209

Intangible assets – finite life	As of March 31, 2010		As of December 31, 2009
	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,414	$1,046	$1,412	$1,024
Backlog	600	600	592	592
Customer lists	1,654	771	1,644	685
Employment contracts	422	337	420	305
Other	134	126	130	122

	$4,224	$2,880	$4,198	$2,728

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

Also as required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill. In performing these assessments, the carrying value of the reporting unit is compared to its estimated fair value, as calculated by the discounted present value of cash flow method. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. The Company’s fourth quarter 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $17.1 million at December 31, 2009 to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units. No additional impairment was recorded in the first quarter of 2010.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended March 31, 2010 and 2009 was $135,000 and $313,000, respectively. Over the next five years amortization expense is $494,000 for all of 2010, $424,000 in 2011, $316,000 in 2012, $130,000 in 2013 and $69,000 in 2014.

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

For the three months ended March 31, 2010 and 2009, basic weighted average common shares outstanding were 14,296,832 and 14,322,777, respectively, and diluted average common shares outstanding were 14,358,267 and 15,189,775, respectively.

Effective January 1, 2009, the Company adopted ASC 260-10-65-2, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC Topic 260, “Earnings per Share”, when computing basic and diluted EPS. Losses are only allocable to participating securities if the holder has a contractual obligation to share in the losses of the Company.

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month period ended March 31, 2010, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 47,308. For the three month period ended March 31, 2009, 127,128 restricted share awards were included in the computation of basic weighted average common shares outstanding.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three month periods ended March 31, 2010 and 2009, 1,150,000 and 1,098,000 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Convertible Subdebt Note and Investor Notes (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the Convertible Subdebt Note and Investor Notes for the three month periods ended March 31, 2010 and 2009 was approximately $97,000 and $27,000, respectively. Because of an anti-dilutive effect, net income was not adjusted for this net impact for the three month period ended March 31, 2010 and 2,700,000 shares were excluded from the computation of diluted weighted average common shares outstanding.

8.	Debt

Total bank debt at March 31, 2010 was $4.4 million and $2.7 million at December 31, 2009. The bank debt at March 31, 2010 consists of $2.3 million due on the revolving lines of credit and a term note totaling $2.1 million. `Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50% of eligible inventories. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2010 was $7.1 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of March 31, 2010 and March 31, 2009 was 3.95% and 2.74%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

On November 26, 2009, the Company entered into an Eighth Amendment to Credit Agreement to the Bank Facility effective as of November 26, 2009. The Eighth Amendment permitted the Company to issue subordinated loans, in an aggregate amount not to exceed $11.4 million, to subordinated creditors and permitted the payment in full by the Company of the subordinated debt of Icarus outstanding on the effective date, in an aggregate amount equal to $4.5 million.

On February 12, 2010, the Company entered into a Ninth Amendment to Credit Agreement to the Bank Facility effective as of December 31, 2009. The Ninth Amendment decreased the maximum loan commitment from $30.0 million to $20.0 million, decreased the monthly required term loan payment from $83,333 to $26,886, increased the minimum fixed charge coverage ratio financial covenant from 1.25 : 1.0 to 2.5 : 1.0, and permitted the addition of $6.3 million of net funding received from the private placement of subordinated debt to the adjusted EBITDA calculation used in the financial covenants.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at December 31, 2009 and each quarter through March 31, 2011. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5 : 1.0 for each quarter through the quarter ended June 30, 2010 and 1.25 : 1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank

Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2010, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance.

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

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option was been bifurcated and recorded at fair value. Gains and losses resulting from the revaluation of this liability were included in other income (expense) in the consolidated statements of operations. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. The Company used the proceeds of the Investor Notes to repay all of its previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes.

9.	Pension and Employee Benefit Plans

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31,
	2010	2009
Retirement plan:
Service cost	$54	$44
Interest cost	94	95
Expected return on plan assets	(94)	(80)
Amortization of prior service cost	2	2
Amortization of net actuarial loss	54	61

Net periodic benefit cost	$110	$122

Health care plan:
Interest cost	$4	$4
Amortization of gain	(1)	(1)

Net periodic benefit cost	$3	$3

We made contributions to our defined benefit plans in the first quarter of 2010 totaling $53,000. We anticipate contributing $214,000 to fund the pension plan and $39,000 for the retiree health care plan during the remainder of fiscal of 2010.

The funded status for our postretirement health care plan is calculated based on the projected postretirement benefit obligation.

10.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $224,000 and $234,000 during the quarters ended March 31, 2010 and 2009, respectively.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.”. As of March 31, 2010 and December 31, 2009, the liability for unrecognized tax expense totaled approximately $387,000. Included in this balance is a $148,000 tax position for which the ultimate outcome is highly certain. The Company recognizes interest accrued related to unrecognized tax expenses in interest expense and penalties in income tax expense.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension liability that do not directly impact net earnings and translation gains and losses for foreign operations. Comprehensive income of $204,000 included net income of $97,000 and a translation gain of $107,000 for the three month period ended March 31, 2010, and comprehensive income of $222,000 for the three month period ended March 31, 2009 included net income of $369,000 and a translation loss of $(147,000).

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

$ in thousands	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Beginning Balance	$498	$574
Provision	100	38
Payments	(67)	(59)

Ending Balance	$531	$553

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets and accounts payable. The carrying values of these financial instruments approximate fair value at March 31, 2010 and December 31, 2009, due to their short-term nature.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

15.	Discontinued Operations

During 2009, the Company discontinued the operations of H.M. White. The Company terminated its facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner. Accordingly, there was no gain or loss associated with the sale of H.M. White’s assets.

The results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White.

Operating results of discontinued operations are as follows:

$ in thousands	Three months ended March 31,
	2010	2009

Net sales	$128	$1,695

Loss from discontinued operations, before income taxes	$(113)	$(336)
Income tax benefit	(43)	(118)

Loss from discontinued operations	$(70)	$(218)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	March 31, 2010	December 31, 2009

Assets

Accounts receivable	$591	$1,356
Inventories	—	37
Costs and estimated earnings in excess of billings on uncompleted contracts	168	299
Prepaid expenses and other	165	185

Total current assets of discontinued operation	924	1,877
Property and equipment, net	—	57

Total assets of discontinued operation	$924	$1,934

Liabilities
Accounts payable and accrued expenses	$182	$533
Billings in excess of costs and estimated earnings on uncompleted contracts	201	115

Total current liabilities of discontinued operation	$383	$648

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

16.	Legal proceedings

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 reflect the operations of the Company consolidated with the operations of its subsidiaries.

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

On February 15, 2010, we appointed Jeffrey Lang as our new Chief Executive Officer. Mr. Lang has more than thirty years of executive operating management experience including Executive Vice President, Chief Operating Officer at McJunkin Red Man Corp. and twenty five years at Ingersol Rand including leading their Industrial Air Solutions sales, service and operations for North America.

Management has been closely monitoring the current economic conditions especially as some of our customers have announced that they are facing financial distress which may adversely affect our revenues and accounts receivable. In a weak economy customers tend to lengthen the time between inquiry and order or may defer purchasing our products and services until the economy recovers.

In light of this reduction in demand and the new management expertise of Jeff Lang, we have focused on reducing costs throughout the company, including plant rationalizations and reductions in overhead and general and administrative expenses.

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

The results of H.M. White are presented as discontinued operations for the periods presented.

Results of operations

	For the three months ended March 31,
($’s in millions)	2010	2009
Net sales from continuing operations	$35.0	$38.1
Cost of sales from continuing operations	27.0	29.4

Gross profit from continuing operations	$8.0	$8.7
Percent of sales	22.9%	22.8%
Selling and administrative expenses from continuing operations	$7.2	$7.2
Percent of sales	20.6%	18.9%
Operating income from continuing operations	$0.6	$1.2
Percent of sales	1.7%	3.1%

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated net sales from continuing operations for the first quarter were $35.0 million, a decrease of 8.1% or $3.1 million compared to the same quarter in 2009. The decline in first quarter net sales from continuing operations was attributable to a 40% decline in our contracting group sales offset by a 24% increase in our parts group sales and a modest increase in equipment group sales. Parts group sales increased due to smaller contractors cutting back on shop expenses and outsourcing the component parts and ducting products that they previously made in-house. Contracting group sales continue to be negatively impacted by the slow economy.

Orders booked from continuing operations in the first quarter of 2010 were $27.1 million as compared to $35.0 million during the first quarter of 2009, a decrease of $7.9 million or 22.6%. Bookings have also been impacted by the slowing economy.

First quarter 2010 gross profit from continuing operations was $8.0 million compared to gross profit from continuing operations of $8.7 million during the same period in 2009. This $0.7 million decrease in gross profit was the result of lower overall revenues. Gross profit from continuing operations, as a percentage of sales, increased to 22.9% in the first quarter 2010 from 22.8% in the comparable prior year quarter. Equipment group revenues before intercompany eliminations, which generate higher margins, comprised 64% of our current quarterly revenues compared to 55% for the same period last year. This shift in product mix is due to the greater impact of the weak economy on the contracting/services group. Additionally, the first quarter of 2010 was negatively affected by lower margins in our contracting group due to the impact of significant costs incurred on a large project which may continue in subsequent quarters.

Selling and administrative expenses from continuing operations remained constant at $7.2 million during the first quarter of 2010 compared to the same period of 2009. Selling and administrative expenses in 2010 included expense items of accrued severance pay of $127,000, executive recruiting fees of $150,000 and $100,000 for bad debt expense. These expenses were primarily offset by reductions in wages and fringes from continuing operations of $119,000 from recent staff reductions and reduced travel expenses of $64,000. We continue to streamline staffing levels and various selling and administrative costs throughout the Company in response to the slow economy and will continue to monitor these costs as we move forward.

Amortization expense, which is primarily related to acquisition intangibles, decreased to $135,000 for the three months ended March 31, 2010 compared to $313,000 for the three months ended March 31, 2009. This decrease was due primarily to intangibles related to 2007 and 2008 acquisitions becoming fully amortized.

Operating income from continuing operations decreased by $0.6 million to $0.6 million in the first quarter of 2010 compared to $1.2 million during the same quarter of 2009. This decrease was due to the factors previously mentioned.

Interest expense for the three months ended March 31, 2010 decreased by $69,000 to $293,000 from $362,000 during the first quarter of 2009. This decrease was due to lower rates on convertible debt and lower outstanding balances on our credit line.

Federal and state income tax expense totaled $103,000 during the first quarter of 2010 compared to $317,000 during the first quarter of 2009. The estimated federal and state income tax rate in the first quarter of 2010 was 38% compared to 35% in 2009. Our effective income tax rate is affected by certain permanent differences including foreign income, expenses for stock based compensation and domestic manufacturing deductions.

Net income from continuing operations for the quarter ended March 31, 2010 was $167,000 compared to a net income from continuing operations of $587,000 for the same period in 2009 and net income for the quarter ended March 31, 2010 was $97,000 compared to net income of $369,000 for the same period in 2009.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations, as of March 31, 2010, was $58.6 million compared to $66.5 million as of December 31, 2009. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, available borrowings under our revolving credit facility and convertible subordinated debt. At March 31, 2010 and December 31, 2009, cash and cash equivalents totaled $0.9 million and $1.4 million, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit or other indebtedness.

Total bank debt was $4.4 million at March 31, 2010 and $2.7 million at December 31, 2009. The bank debt at March 31, 2010 consists of $2.3 million due on the revolving lines of credit and a term note totaling $2.1 million. Availability is limited as determined by a borrowing base formula contained in the credit agreement. The Bank Facility, as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million plus 50% of eligible inventories. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2010 was $7.1 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of March 31, 2010 and March 31, 2009 was 3.95% and 2.74%, respectively.

$ in millions	3/31/10	12/31/09

Eligible accounts receivable at 70%	$9.8	$13.0
Net unbilled revenues at 50% up to $1.0 million	0.4	0.0
Eligible inventory at 50% up to $7.5 million	2.3	2.2
Borrowing base reserves required by lender	.5	0.5

Borrowing base	$13.0	$15.7
Revolving loan principal amount	(1.8)	(0.0)
Letters of credit	(4.1)	(4.9)

Loan availability	$7.1	$10.8

We entered into our Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On May 1, 2009, the Company entered into a Sixth Amendment to the Bank Facility effective as of March 31, 2009. The Sixth Amendment amends the Bank Facility to extend the termination date of the line of credit from January 31, 2010 to April 1, 2011, make certain changes to the interest rates applicable to the obligations under the Bank Facility, including the implementation of a daily reset, one-month LIBOR-based rate and the unavailability of a prime-based rate except in certain circumstances, which results in an increase of the borrowing rates by one percent, consent to a one-time payment of principal on the Subordinated Convertible Promissory Note of Icarus in an amount not to exceed $3.0 million, and consent to an extension fee of CAD $38,000 payable to Icarus.

On August 17, 2009, the Company entered into a Seventh Amendment to Credit Agreement to the Bank Facility, effective as of May 15, 2009. The Seventh Amendment incorporates the Note (as described below) as permitted subordinated debt, and permits prepayments under the Note so long as the Company is not in default under the Bank Facility.

On November 26, 2009, the Company entered into an Eighth Amendment to Credit Agreement to the Bank Facility effective as of November 26, 2009. The Eighth Amendment permitted the Company to issue subordinated loans, in an aggregate amount not to exceed $11.4 million, to subordinated creditors and permitted the payment in full by the Company of the subordinated debt outstanding on the effective date to Icarus, in an aggregate amount equal to $4.5 million.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Terms of the Bank Facility, as amended, include financial covenants which require compliance at December 31, 2009 and each quarter through March 31, 2011. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5 : 1.0 for each quarter through the quarter ended June 30, 2010 and 1.25 : 1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2010, we were well in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus, which is controlled by Phillip DeZwirek, our Chairman and former CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under The Convertible Subdebt Note was convertible at any time into common stock of the Company at a per share price of $4.75, which was the closing price immediately preceding the issuance of the Subdebt. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. Fees of Canadian $38,000 were paid for this amendment and were being deferred and amortized over the remaining term of the Convertible Subdebt Note. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option has been bifurcated and recorded at fair value. Gains and losses resulting from the revaluation of this liability were included in other income (expense) in the consolidated statements of operations. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

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

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2010	2009
Net cash (used in) provided by continuing operations	$(2,414)	$6,775
Net cash provided by discontinued operations	675	1,780
Net cash used in investing activities	(188)	(517)
Net cash provided by (used in) financing activities	1,395	(8,123)

Net decrease in cash	$(532)	$(85)

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the three months ended March 31, 2010, $2.4 million of cash was used by continuing operating activities compared to $6.8 million provided by continuing operating activities for the same period in 2009. The $9.2 million change in cash flows from operating activities was primarily due to a net $8.6 million increase in non-cash working capital requirements. That net increase was largely due to a $10.2 million decrease in cash provided by the change in accounts receivable in the 2010 quarter as compared to the 2009 quarter, primarily due to lower revenues. Additionally, the 2010 first quarter change in uncompleted contract balances reflects a use of $2.2 million of cash while the 2009 first quarter change reflects a provision of $2.1 million of cash primarily due to lower advance billings to customers. These working capital changes were offset by a $1.8 million use of cash in the first quarter of 2009 to pay income taxes that was not repeated in the first quarter of 2010. The changes in working capital elements were mainly the result of the continuing slow economic activity.

Depreciation and amortization amounted to $0.4 million in for the three months ended March 31, 2010 compared to $0.7 million for depreciation and amortization in the same period in 2009. This decrease in depreciation and amortization was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized. 2010. Our net investment in working capital (excluding cash and cash equivalents, current portion of debt and working capital from discontinued operations) at March 31, 2010 was $17.2 million as compared to $14.5 million at December 31, 2009. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

For the three months ended March 31, 2010, net cash used in investing activities related to capital expenditures for property and equipment were $0.2 million compared with $0.5 million for the same period in 2009. We are managing our capital expenditures in light of the current level of sales.

For the three months ended March 31, 2010, financing activities, which simply consisted of net borrowings from our bank, provided cash of $1.4 million, compared with cash used of $8.1 million during the same period of 2009 primarily related to net payment of debt.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We try to achieve this by obtaining initial down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory remains relatively constant from quarter to quarter. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

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

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We caution investors that other factors might, in the future, prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

CECO ENVIRONMENTAL CORP.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Ninth Amendment to Credit Agreement, dated February 12, 2010, effective date December 31, 2009 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 19, 2010).

10.2	Fifth Amended and Restated Revolving Credit Promissory Note, effective date December 31, 2009 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 19, 2010).

10.3	Amended and Restated Term Promissory Note, effective date December 31, 2009 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 19, 2010).

10.4	Employment Agreement of Jeffrey Lang dated February 15, 2010.

31.1	Rule 13(a)/15d- 14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d- 14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief
Financial Officer

Date: May 14, 2010