Form 10-Q
period 2010-06-30
CECO ENVIRONMENTAL CORP
filed 2010-08-13
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232, 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at August 11, 2010 – 14,316,139

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2010

CECO ENVIRONMENTAL CORP.

Part I. Financial Information

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	JUNE 30, 2010	DECEMBER 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,295	$1,393
Accounts receivable, net	20,086	23,751
Costs and estimated earnings in excess of billings on uncompleted contracts	10,135	10,681
Inventories, net	4,994	4,877
Prepaid expenses and other current assets	2,223	2,969
Current assets of discontinued operations	455	1,877

Total current assets	40,188	45,548

Property and equipment, net	11,299	11,362
Goodwill, net	14,594	14,591
Intangibles – finite life, net	1,210	1,470
Intangibles – indefinite life	3,209	3,209
Deferred income tax asset, net	348	348
Deferred charges and other assets	950	930
Non-current assets of discontinued operations	—	57

	$71,798	$77,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$1,730	$836
Accounts payable and accrued expenses	13,904	18,622
Billings in excess of costs and estimated earnings on uncompleted contracts	7,142	10,373
Current liabilities of discontinued operations	113	648

Total current liabilities	22,889	30,479
Other liabilities	2,723	2,605
Debt, less current portion	2,439	1,871
Convertible subordinated notes (including related parties notes of $3,800)	10,800	10,800

Total liabilities	38,851	45,755

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,443,967 and 14,427,251 shares issued in 2010 and 2009, respectively	144	144
Capital in excess of par value	42,862	42,341
Accumulated deficit	(7,669)	(8,348)
Accumulated other comprehensive loss	(2,034)	(2,021)

	33,303	32,116
Less treasury stock, at cost, 137,920 shares in 2010 and 2009	(356)	(356)

Total shareholders’ equity	32,947	31,760

	$71,798	$77,515

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Net sales	$34,776	$32,376	$69,797	$70,432
Cost of sales	26,377	24,829	53,381	54,209

Gross profit	8,399	7,547	16,416	16,223
Selling and administrative	6,904	7,572	14,138	14,759
Amortization	125	166	260	479

Income (loss) from operations	1,370	(191)	2,018	985
Other income (loss), net	32	(262)	(53)	(172)
Interest expense (including related parties interest of $57 and $78, and $113 and $187, respectively	(308)	(347)	(601)	(709)

Income (loss) from continuing operations before income taxes	1,094	(800)	1,364	104

Income tax expense (benefit)	417	(280)	520	37

Income (loss) from continuing operations	677	(520)	844	67

Net loss from discontinued operations, net of tax	(95)	(119)	(165)	(337)

Net income (loss)	$582	$(639)	$679	$(270)

Per share data:
Basic net income (loss) from continuing operations	$0.05	$(0.03)	$0.06	$(0.00)
Basic net income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Basic net income (loss)	$0.04	$(0.04)	$0.05	$(0.02)

Diluted net income (loss) from continuing operations	$0.05	$(0.03)	$0.06	$(0.00)
Diluted net income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Diluted net income (loss)	$0.04	$(0.04)	$0.05	$(0.02)

Weighted average number of common shares outstanding:

Basic	14,304,047	14,204,447	14,299,598	14,302,094

Diluted	17,111,818	14,204,447	14,393,750	14,344,632

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$679	$(270)
Net loss from discontinued operations	(165)	(337)

Net income from continuing operations	844	67
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	885	1,336
Non cash interest expense included in net income	63	6
Non cash loss on remeasurement of subordinated debt	—	72
Non cash gain from disposal of fixed assets	(8)	—
Share based compensation expense	466	473
Employee stock purchase plan expense	45	—
Bad debt expense	132	302
Changes in operating assets and liabilities, Accounts receivable	3,533	20,817
Inventories	(335)	339
Costs and estimated earnings in excess of billings on uncompleted contracts	546	1,622
Prepaid expenses and other current assets	746	(3)
Deferred charges and other assets	237	58
Accounts payable and accrued expenses	(4,718)	(11,790)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,231)	(599)
Accrued income taxes	—	(2,343)
Other liabilities	80	131

Net cash (used in) provided by continuing operating activities	(715)	10,488
Net cash provided by discontinued operating activities	779	3,292

Net cash provided by operating activities	64	13,780

Cash flows from investing activities:
Acquisition of property and equipment	(313)	(820)

Net cash used in investing activities	(313)	(820)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit lines	1,679	(11,498)
Proceeds from exercise of stock options	10	—
Subordinated debt borrowings	—	3,000
Subordinated debt repayments	—	(3,000)
Cash paid for deferred financing costs	(320)	—
Repayment of term debt	(218)	(1,500)

Net cash provided by (used in) financing activities	1,151	(12,998)

Net increase (decrease) in cash	902	(38)
Cash and cash equivalents at beginning of the period	1,393	1,147

Cash and cash equivalents at end of the period	$2,295	$1,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded ) during the period for:
Interest	$682	$862

Income taxes	$(15)	$2,209

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009 and the results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and of cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

3.	Inventories

$ in thousands	June 30, 2010	December 31, 2009
Raw materials and subassemblies	$3,556	$3,322
Finished goods	1,028	1,044
Parts for resale	688	566
Reserve for obsolescence	(278)	(55)

	$4,994	$4,877

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $85,000 and $38,000 for the three month period ended June 30, 2010 and 2009, and $223,000 and $75,000 for the six month period ended June 30, 2010 and 2009, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	June 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$75,998	$74,908
Estimated earnings	15,472	16,897

	91,470	91,805
Less billings to date	(88,477)	(91,497)

	$2,993	$308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,135	$10,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,142)	(10,373)

	$2,993	$308

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

5.	Goodwill and Intangible Assets

$ in 000’s	Six months ended June 30, 2010		Year ended December 31, 2009
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,591	$3,209	$31,116	$3,165

Impairment	—	—	(17,110)	—

Foreign currency adjustments	3	—	585	44

	$14,594	$3,209	$14,591	$3,209

	As of June 30, 2010		As of December 31, 2009
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,414	$1,068	$1,412	$1,024

Customer Lists	1,644	849	1,644	685

Employment contracts	420	356	420	305

Other	131	126	130	122

	$3,609	$2,399	$3,606	$2,136

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

Also as required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill. In performing these assessments, the carrying value of the reporting unit is compared to its estimated fair value, as calculated by the discounted present value of cash flow method. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. The Company’s fourth quarter 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $17.1 million at December 31, 2009 to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units. No additional impairment was recorded in the first or second quarters of 2010.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Finite life intangible assets are comprised of patents, customer lists and employment contracts. For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended June 30, 2010 and 2009, was $125,000 and $166,000 respectively and for the six months ended June 30, 2010 and 2009 was $260,000 and $479,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $234,000 for the remainder of 2010, $424,000 in 2011, $316,000 in 2012, $130,000 in 2013 and $69,000 in 2014.

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

For the three and six months ended June 30, 2010, basic weighted average common shares outstanding were 14,304,047 and 14,299,598, respectively and for the three and six months ended June 30, 2009, basic weighted average common shares outstanding were 14,204,447 and 14,302,094, respectively. For the three and six months ended June 30, 2010, diluted common shares outstanding were 17,111,818 and 14,393,750, respectively and for the three and six months ended June 30, 2009, diluted common shares outstanding were 14,204,447 and 14,344,632, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month and six month periods ended June 30, 2010 the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 41,334 and 44,304 respectively. For the six month period ended June 30, 2009, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 102,022. Due to the net loss from continuing operations for the three month period ended June 30, 2009, non-vested restricted share awards were excluded from the computation of basic weighted average common shares outstanding.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For each of the three and six month periods ended June 30, 2010 respectively, 612,000 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2009 respectively, 1,283,105 and 562,500 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Convertible Subdebt Note and Investor Notes (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the Convertible Subdebt Note and Investor Notes for the three and six month periods ended June 30, 2010 was expense of approximately $97,000 and $194,000 respectively. Net income was adjusted by this net impact for the three month period ended June 30, 2010 and 2,700,000 shares were included in the computation of diluted weighted average common shares outstanding. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for the six month period ended June 30, 2010 and 2,700,000 shares were excluded from the computation of diluted weighted average common shares outstanding. The net impact of interest and other items related to the Convertible Subdebt Note for the three and six month periods ended June 30, 2009 was expense of approximately $73,000 and $99,000, respectively. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for these periods and 220,147 and 536,738 shares were excluded from the computation of diluted weighted average common shares outstanding for the respective periods.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

Total bank debt at June 30, 2010 was $4.2 million and $2.7 million at December 31, 2009. The bank debt at June 30, 2010 consists of $2.2 million due on the revolving lines of credit and a term note totaling $2.0 million. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2010 was $6.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolving line of credit and the daily LIBOR rate plus 4.25% or the tranche LIBOR rate plus 3.75% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2010 and June 30, 2009 was 3.82% and 3.95%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company amended and restated its credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one, which increases our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level will be re-determined based on the Company’s trailing twelve month fixed charge ratio.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5 : 1.0 for each quarter through the quarter ended June 30, 2010 and 1.25 : 1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of June 30, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time into common stock of the Company at a per share price of $4.75 which was the closing price immediately preceding its issuance. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009.

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

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods was $162,000 and $324,000 respectively. The Company used the proceeds of the Investor Notes to repay all of its previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Retirement plan:
Service cost	$54	$44	$108	$88
Interest cost	94	95	188	190
Expected return on plan assets	(94)	(80)	(188)	(160)
Amortization of prior service cost	2	2	4	4
Amortization of net actuarial loss	54	61	108	122

Net periodic benefit cost	$110	$122	$220	$244

Health care plan:
Interest cost	$4	$4	$8	$8
Amortization of gain	(1)	(1)	(2)	(2)

Net periodic benefit cost	$3	$3	$6	$6

As of June 30, 2010 we have made contributions to our defined benefit plans totaling $111,000. We anticipate contributing $157,000 to fund the pension plan during the remainder of fiscal 2010.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The funded status for our postretirement health care plan is calculated based on the projected postretirement benefit obligation.

10.	Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $ 242,000 and $239,000 during the quarters ended June 30, 2010 and 2009, respectively and $466,000 and $473,000 for the six months ended June 30, 2010 and 2009, respectively.

11.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

As of June 30, 2010 and December 31, 2009, the liability for uncertain tax benefits totaled approximately $387,000 and $387,000 respectively. Included in these balances is a $148,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of June 30, 2010 and December 31, 2009.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension liability that do not directly impact net earnings, if any during the period, and translation gains and losses for foreign operations.

Comprehensive income of $462,000 included net income of $582,000 and a translation loss of $(120,000) for the three month period ended June 30, 2010, and comprehensive loss of $(132,000) included loss of $(639,000) and a translation gain of $507,000 for the three month period ended June 30, 2009.

Comprehensive income of $666,000 included net income of $679,000 and a translation loss of $(13,000) for the six month period ended June 30, 2010, and comprehensive income of $90,000 included net loss of $(270,000) and a translation gain of $360,000 for the six month period ended June 30, 2009.

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

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$531	$553	$498	$574
Provision	100	43	200	81
Payments	(159)	(85)	(226)	(144)

Ending balance	$472	$511	$472	$511

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at June 30, 2010 and December 31, 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Operating results of discontinued operations are as follows:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$305	$1,172	$433	$2,867

Loss from discontinued operations, before income tax	(153)	(182)	(266)	(518)
Income tax benefit	(58)	(63)	(101)	(181)

Loss from discontinued operations	$(95)	$(119)	$(165)	$(337)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	June 30, 2010	December 31, 2009

Assets

Accounts receivable	$175	$1,356

Inventories	—	37

Costs and estimated earnings in excess of billings on uncompleted contracts	102	299

Prepaid expenses and other	178	185

Total current assets of discontinued operation	455	1,877

Property and equipment, net	—	57

Total assets of discontinued operation	$455	$1,934

Liabilities

Accounts payable and accrued expenses	$88	$533

Billings in excess of costs and estimated earnings on uncompleted contracts	25	115

Total current liabilities of discontinued operation	$113	$648

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009 reflect our operations consolidated with the operations of our subsidiaries.

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

On February 15, 2010, we appointed Jeffrey Lang as our Chief Executive Officer. Mr. Lang has more than thirty years of executive operating management experience including Executive Vice President, Chief Operating Officer at McJunkin Red Man Corp. and twenty five years at Ingersol Rand including leading their Industrial Air Solutions sales, service and operations for North America.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

During 2009, we discontinued the operations of our subsidiary, H.M. White, Inc. We terminated our facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner.

The results of H.M. White are presented as discontinued operations for the periods presented.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2010	2009	2010	2009
Net sales from continuing operations	$34.8	$32.4	$69.8	$70.4
Cost of sales from continuing operations	26.4	24.8	53.4	54.2

Gross profit from continuing operations	$8.4	$7.6	$16.4	$16.2
Percent of sales	24.1%	23.5%	23.5%	23.0%

Selling and administrative expenses from continuing operations	$6.9	$7.6	$14.1	$14.8
Percent of sales	19.8%	23.5%	20.2%	21.0%

Operating income (loss) from continuing operations	$1.4	$(0.2)	$2.0	$1.0
Percent of sales	4.0%	(0.6%)	2.9%	1.4%

Consolidated net sales from continuing operations for the second quarter increased 7.4% or $2.4 million to $34.8 million in 2010 compared to $32.4 million in 2009. The increase in revenues for the three months ended June 30, 2010 was due to a 46.5% increase in the parts group sales as well as a 14.3% increase in the equipment group revenues, both of which were partially offset by a 16.8% decrease in contracting group revenues.

Consolidated net sales from continuing operations for the first six months of 2010 were $69.8 million, a decrease of $0.6 million or 0.9% compared to $70.4 million in 2009. The comparative six month decrease in net sales was attributable to a 30.3% decrease in contracting group revenues, which was only partially offset by a 35.3% increase in parts group revenues and a 7.9% increase in equipment group sales.

Orders booked from continuing operations were $31.3 million during the second quarter of 2010 and $58.4 million for the first six months of 2010, as compared to $32.1 million during the second quarter of 2009 and $67.1 million in the first half of 2009.

Second quarter 2010 gross profit from continuing operations was $8.4 million. This compares to gross profit from continuing operations of $7.6 million during the same period in 2009. Gross profit as a percentage of revenues for the three-month period ended June 30, 2010, increased by 0.6% percentage points to 24.1% compared with 23.5% for the comparable period in 2009. This increase was primarily the result of increases in the proportion of sales of higher margin component parts and equipment group sales to total sales. The parts group sales, before intercompany eliminations, increased to 12.4% of total sales for the second quarter of 2010 compared to 9.2% of total sales for the second quarter of 2009. The equipment group sales, before intercompany eliminations, increased to 60.7% of total sales for the second quarter of 2010 compared to 57.5% sales for the second quarter of 2009. Lower margin contracting group sales, before intercompany eliminations, decreased to 25.6% of total sales for the second quarter of 2010 compared to 33.1% of total sales for the second quarter of 2009.

Gross profit from continuing operations was $16.4 million for the first six months of 2010, an increase of $0.2 million compared to $16.2 million for the same period in 2009. Gross profit as a percentage of revenues for the first six months of 2010 increased to 23.5% compared to 23.0% for the same period in 2009. This increase was the result of the same factors described for the second quarter reduced by the negative impact in the first quarter of 2010 of significant costs incurred on a large project which did not continue into the second quarter.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We are currently optimizing our factory footprint to eliminate excess capacity. As part of this process we have recently closed our contracting group manufacturing facilities in Lexington, Kentucky and Indianapolis, Indiana. Additionally, we have a letter of intent to sell our Cincinnati manufacturing facility and we expect to cease production there by September 1, 2010. We do not anticipate any losses or restructuring charges from these closures since most of the machinery and equipment will be transferred to other facilities and the anticipated selling prices of the properties will be in excess of the net book value of the remaining assets. We have shifted production to our other more productive and cost effective facilities and we believe these moves will save us approximately $2.0 million in annualized expenses going forward which will lower our cost of goods sold and continue to improve our gross margins.

Selling and administrative expenses from continuing operations decreased by $0.7 million, or 9.2%, from $7.6 million to $6.9 million during the second quarter. This decrease was due primarily to continuing reductions in selling and administrative wages and benefits due to staff reductions of $473,000 and a $269,000 reduction in bad debt expense. We are continuing our efforts to further streamline and centralize these selling and administrative expenses.

During the first six months of 2010 compared to the first six months of 2009, selling and administrative expenses from continuing operations declined $0.7 million from $14.8 million to $14.1 million. This decrease was due primarily to cumulative first and second quarter reductions in selling and administrative wages and benefits due to staff reductions of $522,000 and a year to date $170,000 reduction in bad debt expenses.

Selling and administrative expense from continuing operations as a percentage of sales decreased from 23.5% to 19.8% for the quarter ended June 30, 2010 and decreased from 21.0% to 20.2% for the six months ended June 30, 2010. The decrease in selling and administrative expenses as a percentage of sales is primarily due to the factors mentioned previously.

Amortization expense decreased by $41,000 to $125,000 during the second quarter of 2010 from $166,000 in the same period of 2009 and decreased by $219,000 to $260,000 in the first six months of 2010 from $479,000 in the same period of 2009. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income was $1.4 million in the second quarter of 2010, an increase of $1.6 million compared to an operating loss of ($0.2) million during the same quarter of 2009. Operating income as a percent of sales in the second quarter of 2010 was 4.0% compared to the operating loss of (0.6%) for the same period in 2009.

Operating income for the first six months of 2010 was $2.0 million, an increase of $1.0 million compared to operating income of $1.0 million during the same period of 2009. Operating income as a percent of sales for the six months ended June 30, 2010 was 2.9% compared to 1.4% for the same period in 2009.

Improving margins and changes in product mix was the primary factor for the increases in operating income and operating margin percentages.

Other income (expense) from continuing operations for the three months ended was $32,000 compared to $262,000 during the same period in 2009. This change was primarily the result of foreign currency transactions. For the six months ended June 30, 2010, foreign currency transactions accounted for $53,000 of unrealized losses compared to foreign currency transaction gains of $172,000 for the same period in 2009. This change was primarily the result of unrealized foreign currency transaction losses related to our recently retired subordinated debt, which was denominated in Canadian currency.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest expense remained constant at $0.3 million in the second quarter of 2010 compared to $0.3 million during the second quarter of 2009. Interest expense decreased slightly to $0.6 million during the first six months of 2010 compared to $0.7 million during the first six months of 2009. The decrease for the six months was due primarily to lower borrowings on our credit facility.

Federal and state income tax expense was $0.4 million during the second quarter of 2010 compared to a benefit of $0.3 million during the second quarter of 2009. Federal and state income tax expense was $0.5 million for the first six months of 2010 compared to a tax of $37,000 in 2009. The federal and state income tax provision for the first six months of 2010 was 38%, which reflects the estimated effective tax rate for 2010. Our statutory income tax rate is affected by certain permanent differences including interest income on officer’s life insurance contracts, non-cash expenses related to incentive stock options and restricted stock vesting shortfalls.

Net income for the quarter ended June 30, 2010 was $0.6 million compared with a net loss of ($0.6) million for the same period in 2009. Net income for the six months ended June 30, 2010 was $0.7 million compared with a net loss of ($0.3) million for the same period in 2009.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations, as of June 30, 2010, was $55.1 million compared to $66.5 million as of December 31, 2009. This decline in backlog is due to a bookings level which is below the level of revenues being recognized from completion of the backlog. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility and subordinated convertible debt. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, working capital and other general corporate requirements.

At June 30, 2010 and December 31, 2009, cash and cash equivalents totaled $2.3 million and $1.4 million respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit. Cash balances may fluctuate from time to time due to uncollected funds not being immediately swept against the credit line balance.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Total bank debt at June 30, 2010 was $4.2 million and $2.7 million at December 31, 2009. The bank debt at June 30, 2010 consists of $2.2 million due on the revolving lines of credit and a term note totaling $2.0 million. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2010 was $6.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolver and the daily LIBOR rate plus 4.25% or the tranche LIBOR rate plus 3.75% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2010 and June 30, 2009 was 3.82% and 3.95%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one which temporarily increases our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level will be re-determined based on the Company’s trailing twelve month fixed charge ratio.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of June 30, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods was $162,000 and $324,000 respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2010	2009
Net cash (used in) provided by continuing operations	$(715)	$10,488

Net cash provided by discontinued operations	779	3,292

Net cash used in investing activities	(313)	(820)
Net cash provided by (used in) financing activities	1,151	(12,998)

Net increase (decrease) in cash	$902	$(38)

For the six months ended June 30, 2010, $0.7 million of cash was used by continuing operating activities compared to $10.5 million provided by continuing operating activities for the same period in 2009. The $11.2 million decrease in cash flows from operating activities was primarily due to a net $11.4 million increase in non-cash working capital requirements. That net increase was largely due to a $17.3 million decrease in cash provided by the change in accounts receivable in the 2010 six month period as compared to the 2009 six month period, primarily due to lower revenues. Additionally, the 2010 six month change in uncompleted contract balances reflects cash used of $2.7 million while the 2009 six month change reflects a provision of $1.0 million of cash primarily due to lower advance billings to customers. These working capital changes were offset by a $2.3 million use of cash in the first six months of 2009 to pay income taxes that was not repeated in the first six months of 2010. The changes in working capital elements were mainly the result of continuing weak economic activity.

Depreciation and amortization amounted to $0.9 million in for the six months ended June 30, 2010 compared to $1.3 million for depreciation and amortization in the same period in 2009. This decrease in depreciation and amortization was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized. Our net investment in working capital (excluding cash and cash equivalents, current portion of debt and working capital from discontinued operations) at June 30, 2010 was $16.8 million as compared to $13.3 million at December 31, 2009. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

For the six months ended June 30, 2010, net cash used in investing activities related to capital expenditures for property and equipment were $0.3 million compared with $0.8 million for the same period in 2009. We are managing our capital expenditures in light of the current level of sales.

For the six months ended June 30, 2010, financing activities, which consisted of net borrowings from our bank, provided cash of $1.5 million, compared with cash used of $13.0 million during the same period of 2009 primarily related to net payment of debt.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II -OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Severance Agreement and General Waiver and Release

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: August 13, 2010