Form 10-Q
period 2010-09-30
CECO ENVIRONMENTAL CORP
filed 2010-11-15
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232, 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of latest practical date.

Class: Common, par value $.01 per share outstanding at November 3, 2010 – 14,318,739

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2010

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,185	$1,393
Accounts receivable, net	20,565	23,751
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	9,587	10,681
Inventories, net (Note 3)	4,698	4,877
Prepaid expenses and other current assets	3,070	2,969
Current assets of discontinued operations (Note 15)	281	1,877

Total current assets	42,386	45,548

Property and equipment, net	5,955	11,362
Property and equipment held for sale, net (Note 16)	4,471	—
Goodwill, net (Note 5)	14,637	14,591
Intangibles – finite life, net (Note 5)	1,095	1,470
Intangibles – indefinite life (Note 5)	3,215	3,209
Deferred income tax asset, net	348	348
Deferred charges and other assets	952	930
Non-current assets of discontinued operations (Note 15)	—	57

	$73,059	$77,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt (Note 8)	$1,470	$836
Accounts payable and accrued expenses	14,799	18,622
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	7,265	10,373
Accrued income taxes	314	—
Current liabilities of discontinued operations (Note 15)	7	648

Total current liabilities	23,855	30,479
Other liabilities	2,779	2,605
Debt, less current portion (Note 8)	1,629	1,871
Convertible subordinated notes (including related parties notes of $3,800) (Note 8)	10,800	10,800

Total liabilities	39,063	45,755

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,456,659 and 14,427,251 shares issued in 2010 and 2009, respectively	144	144
Capital in excess of par value	43,142	42,341
Accumulated deficit	(6,986)	(8,348)
Accumulated other comprehensive loss	(1,948)	(2,021)

	34,352	32,116
Less treasury stock, at cost, 137,920 shares in 2010 and 2009	(356)	(356)

Total shareholders’ equity	33,996	31,760

	$73,059	$77,515

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Net sales	$33,860	$31,964	$103,657	$102,396
Cost of sales	26,132	25,090	79,513	79,299

Gross profit	7,728	6,874	24,144	23,097
Selling and administrative	6,648	7,034	20,786	21,793
Amortization	118	139	378	618
Gain on sale of operating equipment	(608)	—	(608)	—

Income (loss) from continuing operations	1,570	(299)	3,588	686
Other income (expense), net	(68)	(374)	(121)	(546)
Interest expense (including related parties interest of $58 and $122, and $171 and $309, respectively) (Note 8)	(341)	(326)	(942)	(1,035)

Income (loss) from continuing operations before income taxes	1,161	(999)	2,525	(895)
Income tax expense (benefit)	488	(350)	1,008	(313)

Income (loss) from continuing operations	673	(649)	1,517	(582)
Net income (loss) from discontinued operations, net of tax (Note 15)	10	(29)	(155)	(366)

Net income (loss)	$683	$(678)	$1,362	$(948)

Earnings (loss) per share (Note 7):
Basic net income (loss) from continuing operations	$.05	$(.05)	$.11	$(.04)
Basic net income (loss) from discontinued operations	.00	(.00)	(.01)	(.03)

Basic net income (loss)	$.05	$(.05)	$.10	$(.07)

Diluted net income (loss) from continuing operations	$.05	$(.05)	$.10	$(.04)
Diluted net income (loss) from discontinued operations	.00	(.00)	(.01)	(.03)

Diluted net income (loss)	$.05	$(.05)	$.09	$(.07)

Weighted average number of common shares outstanding:
Basic	14,320,188	14,241,594	14,304,554	14,214,065

Diluted	17,128,215	14,241,594	14,396,965	14,214,065

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,362	$(948)
Net loss from discontinued operations	(155)	(366)

Net income (loss) from continuing operations	1,517	(582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,322	1,886
Non cash interest expense included in net income (loss)	86	20
Non cash loss on remeasurement of subordinated debt	—	340
Gain from disposal of fixed assets	(608)	—
Share based compensation expense	694	711
Employee stock purchase plan expense	96	—
Bad debt expense	163	392
Inventory reserve	100	—
Changes in operating assets and liabilities:
Accounts receivable	3,023	16,772
Inventories	(309)	1,075
Costs and estimated earnings in excess of billings on uncompleted contracts	1,094	2,737
Prepaid expenses and other current assets	(101)	(890)
Deferred charges and other assets	239	(101)
Accounts payable and accrued expenses	(3,847)	(9,423)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,108)	(51)
Accrued income taxes	314	(2,402)
Other liabilities	193	344

Net cash provided by continuing operating activities	868	10,828
Net cash provided by discontinued operating activities	857	2,540

Net cash provided by operating activities	1,725	13,368

Cash flows from investing activities:
Acquisitions of property and equipment	(400)	(997)
Proceeds from sale of equipment	1,411	—

Net cash provided by (used in) investing activities	1,011	(997)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit lines	690	(10,926)
Proceeds from exercise of stock options	11	—
Subordinated debt borrowings	—	3,000
Subordinated debt repayments	—	(3,000)
Cash paid for deferred financing costs	(347)	—
Repayment of term debt	(298)	(1,750)

Net cash provided by (used in) financing activities	56	(12,676)

Net increase (decrease) in cash and cash equivalents	2,792	(305)
Cash and cash equivalents at beginning of the period	1,393	1,147

Cash and cash equivalents at end of the period	$4,185	$842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$1,261	$1,230

Income taxes	$(234)	$2,407

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of reporting for condensed consolidated financial statements and significant accounting policies.

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009 and the results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and of cash flows for the nine-month periods ended September 30, 2010 and 2009. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for the Company. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Inventories

$ in thousands	September 30, 2010	December 31, 2009
Raw materials and subassemblies	$3,438	$3,322
Finished goods	1,046	1,044
Parts for resale	623	566
Obsolescence allowance	(409)	(55)

	$4,698	$4,877

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $131 and $109 for the three month period ended September 30, 2010 and 2009, and $354 and $184 for the nine month period ended September 30, 2010 and 2009, respectively.

4. Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	September 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$74,433	$74,908
Estimated earnings	15,175	16,897

	89,608	91,805
Less billings to date	(87,286)	(91,497)

	$2,322	$308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,587	$10,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,265)	(10,373)

	$2,322	$308

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

Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product. Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve months.

5. Goodwill and Intangible Assets

$ in thousands	Nine months ended September 30, 2010		Year ended December 31, 2009
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,591	$3,209	$31,116	$3,165

Impairment	—	—	(17,110)	—

Foreign currency adjustments	46	6	585	44

	$14,637	$3,215	$14,591	$3,209

	September 30, 2010		December 31, 2009
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,414	$1,089	$1,412	$1,024

Customer lists	1,644	928	1,644	685

Employment contracts	420	376	420	305

Other	132	122	130	122

	$3,610	$2,515	$3,606	$2,136

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

Also as required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill. In performing these assessments, the carrying value of the reporting unit is compared to its estimated fair value, as calculated by the discounted present value of cash flow method. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. The Company’s fourth quarter 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $17.1 million at December 31, 2009 to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units. No additional impairment was recorded in the nine month period ended September 30, 2010.

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

Amortization of finite life intangibles is on a straight line basis and amortization expense for the three months ended September 30, 2010 and 2009 was $117,000 and $139,000 respectively and for the nine months ended September 30, 2010 and 2009 was $377,000 and $618,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $117,000 for the remainder of 2010, $424,000 in 2011, $316,000 in 2012, $130,000 in 2013 and $69,000 in 2014.

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

7. Earnings Per Share

For the three and nine months ended September 30, 2010, basic weighted average common shares outstanding were 14,320,188 and 14,304,554, respectively and for the three and nine months ended September 30, 2009, basic weighted average common shares outstanding were 14,241,594 and 14,214,065, respectively. For the three and nine months ended September 30, 2010, diluted common shares outstanding were 17,128,215 and 14,396,965, respectively and for the three and nine months ended September 30, 2009, diluted common shares outstanding were 14,241,594 and 14,214,065, respectively.

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

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month and nine month periods ended September 30, 2010 the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 1,449 and 28,468 respectively. For the three month and nine months periods ended September 30, 2009, 46,085 and 83,171 non-vested restricted share awards were excluded from the computation of basic and diluted weighted average common shares outstanding due to the reported net loss for the periods.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three and nine month periods ended September 30, 2010, 480,000 and 599,000, respectively, outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For each of the three and nine month periods ended September 30, 2009, 1,283,105 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Convertible Subdebt Note and Convertible Investor Notes (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the Convertible Subdebt Note and Investor Notes for the three and nine month periods ended September 30, 2010 was expense of approximately $97,000 and $296,000 respectively. Net income was adjusted by this net impact for the three month period ended September 30, 2010 and 2,700,000 shares were included in the computation of diluted weighted average common shares outstanding. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for the nine month period ended September 30, 2010 and 2,700,000 shares were excluded from the computation of diluted weighted average common shares outstanding. The net impact of interest and other items related to the Convertible Subdebt Note for the three and nine month periods ended September 30, 2009 was expense of approximately $203,000 and $294,000, respectively. Because of an anti-dilutive effect, the net loss was not adjusted for this net impact for the three and nine month periods ended September 30, 2009.

8. Debt

Total bank debt was $3.1 million at September 30, 2010 and $2.7 million at December 31, 2009. The bank debt at September 30, 2010 consists of $1.1 million due on the revolving lines of credit and a term note totaling $2.0 million. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2010 was $8.0 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolver and the daily LIBOR rate plus 4.25% or the tranche LIBOR rate plus 3.75% for the term note. The weighted average interest rate under the Bank Facility as of September 30, 2010 and September 30, 2009 was 4.07% and 3.44%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one which temporarily increases our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level will be re-determined based on the Company’s trailing twelve month fixed charge ratio. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus Investment Corp. (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and former CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time into common stock of the Company at a per share price of $4.75 which was the closing price immediately preceding its issuance. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009.

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

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and nine month periods was $163,000 and $485,000 respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2010	2009	2010	2009
Retirement plan:
Service cost	$54	$44	$162	$132
Interest cost	94	95	282	285
Expected return on plan assets	(94)	(80)	(282)	(240)
Amortization of prior service cost	2	2	6	6
Amortization of net actuarial loss	54	61	162	183

Net periodic benefit cost	$110	$122	$330	$366

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2010	2009	2010	2009

Health care plan:
Interest cost	$4	$4	$12	$12
Amortization of gain	(1)	(1)	(3)	(3)

Net periodic benefit cost	$3	$3	$9	$9

As of September 30, 2010 we have made contributions to our defined benefit plans totaling $169,000. We anticipate contributing $58,000 to fund the pension plan during the remainder of fiscal 2010.

The funded status of our post-retirement health care plan is calculated on the projected postretirement obligation.

10. Stock-Based Compensation

The Company recognizes compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $228,000 and $239,000 during the quarters ended September 30, 2010 and 2009, respectively, and $694,000 and $711,000 for the nine months ended September 30, 2010 and 2009, respectively.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

As of September 30, 2010 and December 31, 2009, the liability for uncertain tax benefits totaled approximately $387,000. Included in these balances is a $148,000 tax position for which the ultimate outcome is highly certain. The Company included interest and penalties in the unrecognized tax benefit as of September 30, 2010 and December 31, 2009.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension liability that do not directly impact net earnings, if any during the period, and translation gains and losses for foreign operations.

Comprehensive income of $769,000 included net income of $683,000 and a translation gain of $86,000 for the three month period ended September 30, 2010, and comprehensive (loss) of $(263,000) for the three month period ended September 30, 2009 included net (loss) of $(678,000) and a translation gain of $415,000.

Comprehensive income of $1,435,000 included net income of $1,362,000 and a translation gain of $73,000 for the nine month period ended September 30, 2010, and comprehensive (loss) of $(173,000) for the nine month period ended September 30, 2009 included net (loss) of $(948,000) and a translation gain of $775,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2010	2009	2010	2009
Beginning balance	$472	$511	$498	$574
Provision	35	138	235	219
Payments	(52)	(158)	(278)	(302)

Ending balance	$455	$491	$455	$491

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, such as cash surrender life insurance, as well as obligations under accounts payable, long-term debt and subordinated notes. The carrying values of these financial instruments approximate fair value at September 30, 2010 and December 31, 2009.

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

Operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2010	2009	2010	2009
Net sales	$14	$1,238	$447	$4,105

Income (loss) from discontinued operations, before income tax	$16	$(45)	$(249)	$(563)
Income tax expense (benefit)	6	(16)	(94)	(197)

Income (loss) from discontinued operations	$10	$(29)	$(155)	$(366)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	September 30, 2010	December 31, 2009
Assets
Accounts receivable	$103	$1,356
Inventories	—	37
Costs and estimated earnings in excess of billings on uncompleted contracts	33	299
Prepaid expenses and other	145	185

Total current assets of discontinued operation	281	1,877
Property and equipment, net	—	57

Total assets of discontinued operation	$281	$1,934

Liabilities

Accounts payable and accrued expenses	$7	$533
Billings in excess of costs and estimated earnings on uncompleted contracts	—	115

Total current liabilities of discontinued operations	$7	$648

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

16. Property and Equipment Held for Sale

In order to operate at a higher utilization rate and to increase operational efficiency, the Company determined to shift production it its North American facilities by scaling down the Kirk & Blum Contracting Services and Fabrication production at its plants in Cincinnati, Ohio, Indianapolis, Indiana and Lexington, Kentucky and migrating such production to its facilities in Louisville, Kentucky; Columbia, Tennessee; Greensboro, North Carolina and Canton, Mississippi. The Company is currently negotiating the sale of the Cincinnati, Indianapolis and Lexington plants and believes that the buildings and land will be sold within a one year period.

	September 30, 2010
$ in thousands	Cincinnati	Indianapolis	Lexington	total
Land	$825	$320	$240	$1,385
Building and improvements, net	1,861	530	695	3,086

Property and equipment held for sale	$2,686	$850	$935	$4,471

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 reflect our operations consolidated with the operations of our subsidiaries.

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

Early in the third quarter of 2010, we decided to shift production from our North American facilities by scaling down the Kirk & Blum Contracting Services and Fabrication production at our plants in Cincinnati, Ohio, Indianapolis, Indiana and Lexington, Kentucky and migrating such production to its facilities in Louisville, Kentucky; Columbia, Tennessee; Greensboro, North Carolina and Canton, Mississippi. We are currently negotiating the sale of the Cincinnati, Indianapolis and Lexington plants and believe that the buildings and land will be sold within a one year period, although there can be no assurance that all or any such sales will occur by such time.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2010	2009	2010	2009
Net sales from continuing operations	$33.9	$32.0	$103.7	$102.4
Cost of sales from continuing operations	26.1	25.1	79.5	79.3

Gross profit from continuing operations	$7.8	$6.9	$24.2	$23.1
Percent of sales	23.0%	21.6%	23.3%	22.6%

Selling and administrative expenses from continuing operations	$6.6	$7.0	$20.8	$21.8
Percent of sales	19.5%	21.9%	20.1%	21.3%

Operating income (loss) from continuing operations	$1.6	$(0.3)	$3.6	$0.7
Percent of sales	4.7%	(0.9)%	3.5%	0.7%

Consolidated net sales from continuing operations for the third quarter increased 5.9% or $1.9 million to $33.9 million in 2010 compared to $32.0 million in 2009. Consolidated net sales from continuing operations for the first nine months of 2010 were $103.7 million, an increase of $1.3 million or 1.3% compared to $102.4 million in 2009. The overall increase in revenues for the three months ended September 30, 2010 was primarily the result of a 25% increase in parts group sales coupled with a 4% increase in contracting revenues and a small decrease in equipment revenues. The parts group sales have increased significantly due to smaller contractors buying components parts instead of producing them in house. The comparative nine month increase in net sales was also attributable to significant increases in the parts group revenues which increased 29%, plus a 5% increase in equipment sales offset by a 23% decline in contracting sales.

New orders booked from continuing operations were $35.1 million during the third quarter of 2010 and $93.5 million for the first nine months of 2010, as compared to $25.3 million during the third quarter of 2009 and $92.4 million in the first nine months of 2009. The increase in bookings for the quarter was due to increased demand for our products in the current improving economy.

Third quarter 2010 gross profit from continuing operations increased by $0.9 million or 13% to $7.8 million compared to a gross profit from continuing operations of $6.9 million during the same period in 2009. Gross profit for the quarter as a percentage of sales increased to 23.0% from 21.6%. This increase was primarily the result of an increase in the proportion of sales of higher margin component parts sales to total sales and improving margins in the contracting group. The parts group sales, before intercompany eliminations, were 13% of total sales for the three months of 2010 compared to 10% of total sales for the same period in 2009 and the equipment group sales, before intercompany eliminations, were 61% of total sales for the third quarter of 2010 compared to 63% sales for the third quarter of 2009. The contracting group revenues as a percent of total sales increased slightly in 2010.

For the first nine months of 2010, gross profit increased by $1.1 million or 4.8% to $24.2 million compared to $23.1 million for the same period in 2009. Gross profit as a percentage of sales for the nine month period increased by 0.7 percentage points to 23.3% from 22.6% in 2009. This increase was primarily the result of an increase in the proportion of sales of higher margin component parts and equipment sales to total sales and improving margins in the contracting group. The parts group sales, before intercompany eliminations, were 12% of total sales for the first nine months of 2010 compared to 9% of total sales for the same period in 2009 and the equipment group sales, before intercompany eliminations, were 62% of total sales for the third quarter of 2010 compared to 58% sales for the third quarter of 2009. The contracting group revenues as a percent of total sales declined from 32% in 2009 to 25% in 2010.

Selling and administrative expenses decreased by $0.4 million, or 5.7%, from $7.0 million to $6.6 million during the third quarter and decreased by $1.0 million, or 4.6%, from $21.8 million to $20.8 million during the first nine months of 2010 compared to 2009. The three and nine month periods ended September 30, 2010 reflect significant reductions in wages and related fringes due to staff reductions made as part of our streamlining and consolidation efforts. Selling and administrative expense as a percentage of sales decreased from 21.9% to 19.5% for the quarter ended September 30, 2010 and decreased from 21.3% to 20.1% for the nine months ended September 30, 2010. The decrease in selling and administrative expenses as a percentage of sales is primarily due to reduced expenses as discussed above.

Amortization expense remained constant at $0.1 million during the third quarter of 2010 compared to the same period in 2009 and decreased by $0.2 million to $0.4 million in the first nine months of 2010 compared to $0.6 million in the same period of 2009. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We continue to optimize our factory footprint to eliminate excess capacity. As part of this process we have recently closed our contracting group manufacturing facilities in Lexington, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio. The gain from the sale at auction of operating machinery and equipment related to these closures was $0.3 million during the third quarter of 2010. Additionally, we realized a gain of approximately $0.3 from the sale of our Buell-Classifier Division which was sold in its entirety to another company. The results of operations for this division were not significant to the Company. We do not anticipate any future losses or restructuring charges from these closures as the remaining machinery and equipment has been transferred to other facilities and the anticipated selling prices of the properties is expected to be in excess of the net book value of the remaining assets. We have shifted production to our other more productive and cost effective facilities and we believe these moves will save us approximately $2.0 million in annualized expenses going forward which will lower our cost of goods sold and continue to improve our gross margins.

Operating income increased by approximately $1.9 million to $1.6 million in the third quarter of 2010 compared to an operating loss of $0.3 million during the same quarter of 2009. The impact of higher revenues and higher margins due to changing product mix in the third quarter as well as reduced selling and administrative costs were the primary factors for the increase in operating income. This increase in operating income was also due to a $600,000 gain on equipment from the sale of one small division and sales of machinery and equipment related to the closed contracting facilities. Operating income for the first nine months of 2010 increased by $2.9 million to $3.6 million compared to operating income of $0.7 million during the same period of 2009. This increase in operating income for the nine months was also due to the $600,000 gain on equipment discussed above as well as a $200,000 decrease in amortization expense which also increased operating income. This increase was also due to the impact of increased revenues and higher margins due to changing product mix as well as reduced selling and administrative costs.

Other expense of $0.1 million for the three months ended September 30, 2010 consists primarily of losses on foreign currency transactions compared to $0.4 million in 2009. For the nine months ended September 30, 2010, other expense of $0.1 also consisted primarily of foreign currency transaction losses compared to $0.5 million for the same period in 2009, which was primarily the result of unrealized foreign currency losses related to our recently retired subordinated debt which was denominated in Canadian currency.

Interest expense for the three months ended September 30, 2010 remained constant at $0.3 million compared to September 30, 2009. Interest expense for the nine months ended September 30, 2010 decreased slightly to $0.9 million from $1.0 million for the first nine months of 2010.

Federal and state income tax expense was $0.5 million during the third quarter of 2010 compared to a tax benefit of $0.4 million during the third quarter of 2009. Federal and state income tax expense was $1.0 million for the first nine months of 2010 compared to a tax benefit of $0.3 million in 2009.

The federal and state income tax expense for the three months ended September 30, 2010 was 42% of income from continuing operations and 40% for the nine months ended September 30, 2010. Our effective income tax rate is affected by certain permanent timing differences including non-deductible compensation expense related to the issuance of incentive stock options and tax shortfalls related to restricted stock vesting at prices lower than the date granted as well as foreign income which is taxed at a lower rate. The federal and state income tax benefit for the three months ended September 30, 2009 was 35% of income from operations before income taxes.

Net income from continuing operations for the quarter ended September 30, 2010 was $0.7 million compared with a net loss from continuing operations of $0.6 million for the same period in 2009. Net income from continuing operations for the nine months ended September 30, 2010 was $1.5 million compared with a net loss of $0.6 million for the same period in 2009.

Net income for the quarter ended September 30, 2010 was $0.7 million compared with a net loss from continuing operations of $0.7 million for the same period in 2009. Net income for the nine months ended September 30, 2010 was $1.4 million compared with a net loss of $0.9 million for the same period in 2009.

This increase in net income for the quarter and for the nine months ended September 30, 2010 was the result of the previously discussed factors.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our backlog from continuing operations, as of September 30, 2010 was $56.3 million compared to $66.5 million as of December 31, 2009 and $56.1 million as of September 30, 2009. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the projects, weather, and labor availability also can have an affect on a contract’s profitability.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, debt service, payment of interest on our outstanding senior debt, and convertible subordinated debt plus working capital and other general corporate requirements.

At September 30, 2010 and December 31, 2009, cash and cash equivalents totaled $4.2 million and $1.4 million respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit. Cash balances may fluctuate from time to time due to uncollected funds not being immediately swept against the credit line balance.

Total bank debt at September 30, 2010 was $3.1 million and $2.7 million at December 31, 2009. The bank debt at September 30, 2010 consists of $1.1 million due on the revolving lines of credit and a term note totaling $2.0 million. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2010 was $8.0 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolver and the daily LIBOR rate plus 4.25% or the tranche LIBOR rate plus 3.75% for the term note. The weighted average interest rate under the Bank Facility as of September 30, 2010 and September 30, 2009 was 4.07% and 3.44%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one which temporarily increases our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level will be re-determined based on the Company’s trailing twelve month fixed charge ratio. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus Investment Corp. (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and former CEO, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time into common stock of the Company at a per share price of $4.75 which was the closing price immediately preceding its issuance. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009.

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

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and nine month periods was $163,000 and $485,000 respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds will be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

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

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2010	2009
Net cash provided by continuing operations	$868	$10,828

Net cash provided by discontinued operations	857	2,540

Net cash provided by (used in) investing activities	1,011	(997)
Net cash provided by (used in) financing activities	56	(12,676)

Net increase (decrease) in cash and cash equivalents	$2,792	$(305)

For the nine months ended September 30, 2010, $0.9 million of cash was provided by continuing operating activities compared to $10.8 million provided by continuing operating activities for the same period in 2009. The $9.9 million decrease in cash flows from operating activities was primarily due to a net $9.6 million decrease in cash provided by working capital changes. That net decrease was largely due to a $13.7 million decrease in cash provided by the change in accounts receivable in the 2010 nine month period as compared to the 2009 nine month period, primarily due to lower revenues. Cash used to repay accounts payable and accrued expenses decreased from $9.4 million in 2009 to $3.8 million in 2010. Additionally, the 2010 nine month change in uncompleted contract balances reflects cash provided of $1.1 million while the 2009 nine month change reflects cash provided of $2.7 million. This decrease is primarily due to lower advance billings to customers. These working capital changes were offset by a $2.4 million use of cash in the first nine months of 2009 to pay income taxes that was not repeated in the first nine months of 2010. The changes in working capital elements were mainly the result of continuing weak economic activity.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Depreciation and amortization amounted to $1.3 million in for the nine months ended September 30, 2010 compared to $1.9 million for depreciation and amortization in the same period in 2009. This decrease in depreciation and amortization was due to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized and decreased depreciation expense on now fully depreciated machinery and equipment. Our net investment in working capital (excluding cash and cash equivalents, current portion of debt and working capital from discontinued operations) at September 30, 2010 was $15.5 million as compared to $13.3 million at December 31, 2009. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

For the nine months ended September 30, 2010, net cash used in investing activities related to capital expenditures for property and equipment were $0.4 million compared with $1.0 million for the same period in 2009 and cash of $1.5 million was provided by the sale of equipment related to closed facilities. We are managing our capital expenditures in light of the current level of sales.

For the nine months ended September 30, 2010, financing activities, which consisted of net borrowings from our bank, provided cash of $56,000 compared with cash used of $12.7 million during the same period of 2009 primarily related to net payment of debt.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Amended and Restated Credit Agreement entered into August 17, 2010, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2010).

10.2	Sixth Amended and Restated Revolving Credit Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2010).

10.3	Amended and Restated Term Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2010).

10.4	Purchase Agreement dated August 19, 2010

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/S/ DENNIS W. BLAZER
Dennis W. Blazer
V.P. - Finance and Administration and Chief Financial Officer

Date: November 15, 2010