Form 10-K
period 2010-12-31
CECO ENVIRONMENTAL CORP
filed 2011-03-15
CIK 3197

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2566064
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4625 Red Bank Road Cincinnati, Ohio	45227
(Address of Principal Executive Offices)	(Zip Code)

(513) 458-2600

Registrant’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act. (check one)

Large Accelerated Filer  ☐          Accelerated Filer  ☐          Non-Accelerated Filer  ☐          Smaller reporting company  ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

Aggregate market value of common stock held by non-affiliates of Registrant computed based on the closing sale price as of the last business day of Registrant’s most recently completed second fiscal quarter (June 30, 2010): $39,363,699. Assumes for this purpose that affiliates include officers, directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares should not be construed to indicated that the holder of such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such holder is controlled by or under common control with the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,330,306 shares of common stock, par value $0.01 per share, as of March 1, 2011.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: the affect of the unfavorable global, national and local economic conditions on our customers and our businesses, the changing political conditions in the United States and other countries, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, customer product acceptance, and continued access to capital markets, and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors,” which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

CECO Environmental Corp. was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control products and services through four principal product groups: our Contracting/Services Group, which produces air pollution control and industrial ventilation systems, our Engineered Equipment and Parts Group, which produces various types of air pollution control equipment, our Component Parts Group, which manufactures products used by us and other air pollution control companies and contractors, and our Engineering Group, which provides industrial ventilation engineering and source emission testing services. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

Unless the context indicates otherwise, the terms “CECO,” “Company,” “we,” “us,” and “our,” as used herein refer to CECO Environmental Corp. and its subsidiaries.

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum,” “kbd/Technic,” “CECO Filters,” “Busch International,” “CECO Abatement Systems,” “K&B Duct,” “Effox,” “Fisher-Klosterman,” “Buell,” “A.V.C.,” “FKI,” and “Flextor,” to multiple end markets, a broad group of customers and for a wide range of applications.

We have created a family of companies, each playing a specialized role in the creation of clean air solutions. In December 1999, we acquired Kirk & Blum, one of the largest sheet metal fabricators in the country. This major acquisition significantly changed our focus and capabilities by transforming the Company from a manufacturing operation to a full-service product, engineering and design service provider of air pollution control solutions. We have built upon this end-to-end platform strategy by broadening our offerings through both acquisitions and the creation of new service offerings. Other important organizational developments include the following:

•

Acquired the assets of Effox, Inc., (“Effox”) a leading producer of dampers and expansion joints, in February 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Acquired in February 2008, the assets of Fisher-Klosterman, Inc., (“FKI”), which produces air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. The acquisition also expands our operations into China with FKI’s 30,000 square foot facility in Shanghai, China.

•

Acquired in August 2008, Flextor, Inc., (“Flextor”), of Montreal, Canada. Flextor, like Effox, is a producer of dampers and expansion joints. The addition of Flextor gives us a greater international presence in that market, especially in Latin America.

•

Acquired in August 2008, the assets of A.V.C. Specialists, (“A.V.C.”). A.V.C. produces replacement parts for electrostatic precipitators. Their primary markets are the refining and power industries. A.V.C.’s operations fit well as a division of FKI.

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

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2010, we had a diversified customer base of more than 3,000 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, refining, chemical, foundry, ethanol, power and metals companies, including General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Houston Refining, Ecopetrol, Toyota North America, Inc., The Babcock & Wilcox Company, Alcoa, Inc., Valero, Alstom, Matheson Tri-Gas, Exxon, Allegheny Steel, and Vale. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular client. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of approximately 23 years of experience in the air pollution control and industrial ventilation industry. In addition, in February 2010, we hired a new Chief Executive Officer, Jeff Lang, who has more than 30 years of executive operating management experience. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 106 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships and increasing our market share.

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

Increasingly stringent air quality standards and the need for improved industrial workplace environments are chief among the factors that drive our business. Some of the underlying federal legislation that affects air quality standards are the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The EPA and OSHA, as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values for more than 1,000 industrial contaminants. Any of these factors, individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. However, in a weak economy customers tend to lengthen the time from their initial inquiry to the purchase order or defer purchases.

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

Recent Company Developments

During 2010, our operational efficiency and profitability improved significantly due to streamlining and consolidation of our facilities and reduced overhead expenses across all business units. Our Contracting/Services Group closed manufacturing facilities in Cincinnati, Ohio, Lexington, Kentucky and Indianapolis, Indiana and consolidated their operations into our remaining Contracting/Services Group locations at Louisville, Kentucky, Columbia, Tennessee and Greensboro, North Carolina which are now more fully utilized.

Additionally, we closed our GMD manufacturing facility, which is part of our Engineered Equipment and Parts Group, in Fort Worth Texas and we will maintain and manage the GMD product lines from our Fisher-Klosterman facility in Louisville, Kentucky.

Strategy and Vision

The core principles that drive our strategy and vision are: Significant Growth, Operational Excellence, Developing our Employees, Customer Service—Quality Excellence, Market Coverage, and Safety.

Our strategy utilizes all of our resource capabilities to help customers improve efficiencies and meet specific regulatory requirements within their business processes through optimal design and integration of turnkey contaminant and pollution control systems. Our engineering and design expertise in air quality management combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop cost-effective solution to meet their integrated abatement needs. Key elements of our strategy include:

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to penetrate new customers, geographic locations and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the strategic acquisition of Effox in February 2007, the strategic acquisition of Flextor in August 2008 and the strategic acquisition of AVC in August 2008. Our strategic acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets. The acquisition of Flextor in August 2008 further expanded Effox’s business internationally. Our acquisition of FKI expanded our access to the petroleum and power markets and also provides us with a manufacturing facility in China, which experienced significant growth in revenues and operating income in 2010. The acquisition of A.V.C. added additional parts sales to FKI’s business. We intend to continue to expand our sales force, customer base and end markets and have identified a number of attractive growth opportunities both domestically and abroad, including international projects in China, India, Latin America, Europe and the Middle East.

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

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,000 active customers as of December 31, 2010, across a broad base of industries, including aerospace, brick, cement, steel, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, refineries, wood working, chemicals, tobacco, glass, automotive and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Pursue Selective Acquisitions. We will continue to explore selective acquisition opportunities that:

•	Further broaden the breadth of our product and service offering;

•	Allow us to enter new end markets or strengthen our presence in an existing end market; and

•	Extend our industry leadership position.

•	Are accretive to earnings.

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

Our ability to expand through acquisition is much stronger now due to a much improved balance sheet which reflects a significant reduction in our bank debt, a strong cash position and convertible debt that we believe will be converted to equity in the near future.

Products and Services

We believe that we are recognized as a leading provider in the air pollution control industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities. We now market these turnkey pollution control services through all our companies with Kirk & Blum providing project management. With a diversified base of more than 3,000 active customers, we provide services to a myriad of industries including aerospace, brick, cement, steel, ceramics, metalworking, printing, paper, food, foundries, utilities, metal plating, woodworking, chemicals, glass, automotive, ethanol, pharmaceuticals, and refining. The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Contracting/Services

	• Turnkey Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Custom Sheet Metal	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

Engineered Equipment and Parts

	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

	• Design and manufacture: - Dampers - Expansion Joints • Aftermarket service	• Coal-Fired Power Plants • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

	• Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap Venturi Scrubbers • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/ Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers • General Ventilation

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

•    Medial Filtration:

-   Baghouse Fabric Filters

-   Cartridge Collectors

•    Pneumatic Conveying and Industrial Ventilation

• Refineries • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•    Air Pollution Control

•    Product Recovery and Capture

•    Petroleum Refining

•    Catalyst Recovery

•    Manufactured Sand

•    Protection of Downstream Process and Pollution Control Equipment

•    Flyash Beneficiation

Component Parts

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

Engineering

	• Air Flow and Contaminant Engineering and Design • Ventilation System Testing and Balancing • Emission Testing for Regulatory Compliance	• Automotive • Food • Furniture • Glass • Metals • Plastics • Smelters	• Emission Testing and Compliance • Systems Analysis • Industrial Ventilation: - Engineering - Design

Contracting/Services Group

Our Contracting/Services Group is comprised of the contracting and services operations of our Kirk & Blum divisions. Under the Kirk & Blum trade name we have four principal lines of business. All have evolved from the original air pollution systems business (contracting, fabricating, parts and clamp-together duct systems). The largest line, with three strategic locations throughout the Midwest and Southeast United States, is air pollution control systems and industrial ventilation. These systems, primarily sold on a turnkey basis, include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Honda Motor Co., Inc., Toyota Motor North America, Inc., The Boeing Company, Lafarge, Corning Incorporated, RR Donnelley, and Alcoa Inc. North America is the principal market served. We have, at times, supplied equipment and engineering services in certain global markets. We have completed several major contracts in Mexico as well as projects in China.

We provide custom metal fabrication services at our Kirk & Blum Columbia Tennessee, Louisville Kentucky and Greensboro North Carolina locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals and perform a considerable amount of the fabrication for CECO Filters, Busch International and CECO Abatement. We have developed significant expertise in custom sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Occasionally, we will market custom fabrication services under a long-term sales agreement.

Engineered Equipment and Parts Group

Our Engineered Equipment and Parts Group is comprised of CECO Filters, Busch International, CECO Abatement, Effox, FKI, Flextor and A.V.C. We added the CECO Abatement Systems division in 2001 to extend our penetration into the thermal oxidation market. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

We acquired the assets of Effox in Cincinnati, Ohio in February 2007, to continue the execution of our horizontal integration strategy. This acquisition broadens our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification. Flextor, which was acquired in 2008, is quite similar to Effox but its business is more international with an emphasis on Latin America.

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

We design and build air handling equipment and systems for filtering, cooling, heating, and capture of emissions in the metal industries under the Busch International name. Our fume exhaust systems with industry recognized hood designs provide high efficiency control of oil mist and fumes, removing liquid particles and vapor phase emissions from rolling mill, machining, and other oil mist generating processes. We also provide systems for corrosion protection, fugitive emissions control, evaporative cooling, and other ventilation and air handling applications. We also market a strip cooler under the JET*STAR name that is designed to cool metal strip coatings even at high strip speeds. This engineered equipment is globally marketed to the steel and aluminum industries.

Component Parts Group

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

Engineering Group

Our Engineering Group is marketed under the kbd/Technic trade name to provide engineering services directly to customers. We routinely conduct stack tests for compliance demonstrations and provide customers with engineering evaluations of process or pollution control equipment. Our testing capabilities include the measurement of particulate emissions and particle size distribution including PM-10, sulfur oxides, nitrogen oxides, volatile organic compounds (VOCs), metals, and acid gases. Our industrial ventilation system designs enable reduced construction, operating, and maintenance costs by optimizing airflow. Representative customers include General Motors Corporation, Ford Motor Company, Toyota Motor North America, Inc., The Quaker Oats Company, Nissan Motor Co., Ltd. and Honda Motor Co., Inc.

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products, which are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2010 and 2009, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

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

We sell and market our products and services with our own direct workforce in conjunction with outside sales representatives in the U.S., Mexico, Canada, Asia, Europe and South America. We have direct employees in India, Mexico, China and South America. We intend to expand our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2010 or 2009 and we do not believe that the loss of any of our customers would have a material adverse effect on us and our subsidiaries, taken as a whole.

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

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of uncompleted signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog from continuing operations was approximately $54.3 million and $66.5 million at the end of the fiscal years 2010 and 2009, respectively. Substantially all 2009 backlog was completed in 2010. Approximately 90% of the 2010 backlog is expected to be completed in 2011. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold three patents that relate to the Busch International JET* STAR systems. We hold a US patent for our N-SERT and X-SERT prefilters and for our Cantenary Grid scrubber. We also hold a US patent for a fluoropolymer fiber bed for a mist eliminator, a US patent for a fluted filter, and a US patent for a multiple in-duct filter system. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2010 and 2009, sales from continuing operations to customers outside the United States, including export sales, accounted for approximately 19% and 12% respectively, of consolidated net sales. Sales were made in 29 countries in 2010. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March 2008, we acquired Fisher-Klosterman, Inc. which leases a 40,000 square foot facility in Shanghai, China and in August 2008 we acquired Flextor Inc. which at that time, leased a 15,000 square foot facility in Montreal, Canada. That production facility is now scheduled to be closed in April of 2011 and a smaller sales and technical services office will be leased.

We currently are not materially reliant on any one of our foreign operations. We anticipate that our sales to customers outside of the United States will continue to rise.

Employees

We had 552 full-time employees and 4 part-time employees as of December 31, 2010. The facilities acquired with the acquisition of Kirk & Blum are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2010 approximately 194 employees were represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of Registrant

The following are the executive officers of the Company as of March 1, 2011. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2011.

Name	Age	Position with CECO
Phillip DeZwirek	73	Chairman of the Board of Directors
Jeffrey Lang	54	Chief Executive Officer, Director
Dennis W. Blazer	63	Vice President-Finance and Administration;
		Chief Financial Officer; Assistant Secretary
Jason DeZwirek	40	Secretary; Director

Phillip DeZwirek became a director and the Chairman of the Board in August 1979. Mr. DeZwirek also served as Chief Executive Officer from August 1979 through February 15, 2010. Mr. DeZwirek also serves as a member of the boards of directors of the Company’s subsidiaries. In addition to serving as our Chairman, Mr. DeZwirek’s principal occupations during the past five years have been serving as President of Icarus Investment Corp., an Ontario corporation (“Icarus”) (since 1990) and a director and the Chairman, Chief Executive Officer and Treasurer of API Electronics Group, Corp. (from May 2002 through January 2011) and a director and the Chairman of its parent, API Technologies Corp. (from November 2006 through January 2011), a publicly traded company (OTCBB:ATNY) that is a prime contractor in electronics, highly engineered systems, secure communications and electronic components and sub-systems for the defense and aerospace industries. Mr. DeZwirek is also involved in private investment activities. Mr. DeZwirek is the father of Mr. Jason DeZwirek.

Jeffrey Lang has served as our Chief Executive Officer since February 15, 2010 and as a director since May 20, 2010. Prior to joining the Company, Mr. Lang was the Executive Vice President, Operating Officer of McJunkin Red Man Corporation, a Goldman Sachs Capital Partners portfolio company, from 2007 to 2009, a $4.5 billion distributor of pipes, valves and fittings and related services serving the petrochemical, petroleum refining, pulp and paper, oil industry and utilities. He was the Senior Vice President and Operating Officer of Red Man Pipe and Supply Company from 2006 to 2007, a $1.8 billion pipe distribution company, which merged with McJunkin Corporation to form McJunkin Red Man Corporation. Mr. Lang was employed by Ingersoll Rand Company, a global industrial company, for twenty-five years from 1980 to 2005. He started out as a sales engineer in 1980, became a Sales and Service Branch Manager in 1985, the Southeast U. S. Area Manager, Air Solutions in 1995, and by 1999 was the Director and General Manager, North American Distributor Division and from 2002 to 2005 served as the Director and General Manager, North American industrial Air Solutions, reporting directly to the President of the Air Solutions Group.

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

Jason DeZwirek became a director of the Company in February 1994. He became Secretary of the Company on February 20, 1998. He also serves as a member of the boards of directors of the Company’s subsidiaries. He was the founder (1999), Chairman and CEO of Kaboose, Inc., which was listed on the Toronto Stock Exchange and was the largest independent family focused online media company in the world. Kaboose Inc. was sold to Disney and Barclays Private Equity in 2009. Mr. DeZwirek also previously served as a director and the Secretary of API Technologies Corp., a publicly traded company engaged in the manufacture of electronic components and systems for the defense and communications industries from November 2006 through January 2011. Mr. DeZwirek is and has also been involved in private investments activities.

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

Risks Related to Our Business and Industry

Over the past few years, global economic conditions have created turmoil in the credit and general industrial markets that had an adverse impact on our operations. If these economic conditions persist, they could continue to have an adverse impact on our business.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial markets. Demand in these markets fluctuates in response to overall economic conditions, although the replacement nature of our products helps mitigate the effects of these changes. The prior year’s weakened economy resulted in decreased demand for our services, and the current economic uncertainties may cause our customers or prospective customers to continue to defer or reduce spending on the air pollution control products and services that we provide, which could reduce future earnings and cash flow.

Furthermore, the current economic climate may cause some of our customers or vendors to reduce or discontinue operations, which may adversely affect our operations. If, as a result of adverse economic conditions, one or more of our customers enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be materially adversely affected.

If the current economic conditions persist or deteriorate, they could also have a significant adverse impact on our operations by:

•	Decreasing our customers’ demand for or ability to pay for capital improvements;

•	Adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payments on our contracts;

•

Increasing our interest expense and, unless these conditions abate, making it more difficult for us to refinance or extend our credit facility with Fifth Third Bank (the “Bank Facility”) at its maturity on April 1, 2013; and

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

As of March 1, 2011, the aggregate amount of our convertible debt was $10.6 million and we had no outstanding indebtedness under the Bank Facility. Our convertible debt is convertible at $4.00 per share at any time at the election of the holder and because the current stock price exceeds that threshold, we anticipate that at least portions of this debt will be converted to equity. If we incur additional debt in the future, any outstanding indebtedness could have important consequences for investors, including the following:

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

•

we may need to use a portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

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

Our backlog from continuing operations has declined from approximately $66.5 million at December 31, 2009 to approximately $54.3 million at December 31, 2010. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

A significant portion of our accounts receivable are related to larger contracts, which increases our exposure to credit risk.

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

Certain of our products have higher gross profit margins than others. Consequently, changes in the product mix of our sales from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross profit margins. For example, in the fourth quarter of 2010, we experienced an increase in gross margin as a percent of net sales due to a change in product mix. Certain of our products also have a much higher internally manufactured cost component. Therefore, changes from quarter-to-quarter or from year-to-year can have a significant impact on our reported gross margins. In addition, contracts with a higher percentage of subcontracted work or equipment purchases may result in lower gross profit margins.

If our goodwill or intangibles becomes impaired, we may be required to recognize charges that would reduce our net income or increase our net loss.

As of December 31, 2010, goodwill and intangibles represented approximately $18.9 million, or 25.3% of our total assets. Goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. In 2009, we wrote down goodwill by $17.1 million as described in Note 7 of our financial statements included in this Form 10-K. Major factors that influence our analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic slump could continue to have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials and subcontracting costs comprise the largest component of our costs, representing over 61% of the costs of our net sales in fiscal 2010. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our operations outside of the United States are subject to political, investment and local business risks.

In 2010, approximately 19% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

•	local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

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

Work stoppages, labor union issues or similar difficulties could significantly disrupt our operations or affect profitability.

As of March 1, 2011, 164 of our 504 employees are represented by international or independent labor unions under various union contracts that expire from May 31, 2011 to May 1, 2014. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability. In addition, we are subject from time to time by grievances by labor unions related to our employees represented by a labor union, which may adversely affect our personnel resources and increase our costs, which could have an adverse effect on our business.

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

As of March 1, 2011, our executive officers and directors beneficially own approximately 35% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options beneficially held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Our common stock is relatively illiquid. As of March 1, 2011, we had 14,330,306 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2011 was approximately 20,600 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 1, 2011, the sale prices of our common stock on The NASDAQ Global Market have ranged from a low of $3.31 to a high of $6.53 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2010, approximately 1.2 million options or restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of Phillip DeZwirek and Jason DeZwirek, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 293,000 shares of our common stock as of December 31, 2010 under our 1997 Stock Option Plan and outstanding options to purchase approximately

0.9 million shares under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements. We also have subordinated promissory notes issued to several private investors that may be converted into 2.65 million shares of our common stock as of March 1, 2011.

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

Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon exercise of any outstanding stock awards. In addition, we have issued convertible debentures that may be converted into 2.65 million shares as of March 1, 2011, the conversion of which will cause you to incur dilution. If we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

Our principal operating offices are headquartered in Cincinnati, Ohio at a 7,000 square foot facility that we lease.

We have an executive office in Toronto, Canada, at facilities maintained by an affiliate of our Chairman of the Board and our Secretary, who work at the Toronto office. We reimburse such affiliate $10,000 per month for the use of the space and other office expenses.

We own a 35,000 square foot manufacturing facility in Louisville, Kentucky, which is subject to a collateral mortgage to secure the amounts owed under the Bank Facility.

In 2010, we closed and sold our Contracting/Services Group group manufacturing facilities in Lexington, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio and another of our Indianapolis properties was also closed in 2010 and was sold in February 2011.

We lease the following facilities:

Location	Square Footage	Annual Rent	Expiration	Type
Cincinnati, Ohio	96,400	$313,300	November 2016	Mfg.
Cincinnati, Ohio	7,000	$91,000	June 2016	Admin.
Columbia, Tennessee	34,800	$127,000	August 2013	Mfg.
Greensboro, North Carolina	30,000	$122,400	August 2011	Mfg.
Pittsburgh, Pennsylvania	4,000	$55,000	May 2011	Sales
Chicago, Illinois	1,250	$24,800	January 2012	Sales
Indianapolis, Indiana	5,000	$21,650	September 2012	Sales
Conshohocken, Pennsylvania	30,000	$198,300	April 2011	Mfg.
Canton Mississippi	20,100	$35,900	July 2013	Mfg.
Coimbatore, India	11,300	$21,250	December 2011	Mfg.
Louisville, Kentucky	61,095	$98,700	March 2013	Mfg.
Shanghai, China	40,000	$154,700	March 2013	Mfg.
Salt Lake City, Utah	13,600	$45,600	Month to month	Mfg.
Lebanon, Pennsylvania	8,200	$51,600	Sept. 2011	Sales
Montreal, Canada	15,000	$132,500	July 2011	Mfg.

It is anticipated that all leases coming due in the near future will be renewed at expiration with the exception of Montreal, Canada.

The Contracting/Services Group primarily uses the properties in Columbia, Tennessee, Louisville, Kentucky and Canton, Mississippi; the Engineered Equipment and Parts Group the properties in Cincinnati, Ohio, Chicago, Illinois, Pittsburgh, Pennsylvania, Conshohocken, Pennsylvania, Lebanon, Pennsylvania, Coimbatore, India, Shanghai, China, and Montreal, Canada; and the Component Parts Group the properties in Greensboro, North Carolina and Salt Lake City, Utah.

Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.	Legal Proceedings

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim has been made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants include CECO and its subsidiaries, The Kirk & Blum Manufacturing Company (“Kirk & Blum”), kbd/Technic, Inc., and CECO Abatement Systems, Inc. The complaint contains causes of action for negligence and a cause of action for breach of implied warranties, and the complainant is asking for unspecified compensatory damages and costs. The matter was submitted to court-ordered mediation in January 2011, which was unsuccessful. It is believed that the matter will proceed to trial in the third quarter of 2011. The Company’s insurance carriers have agreed to defend the claims, pursuant to reservation of rights letters, and have retained counsel to defend the Company. At this time, we believe that the claims are without merit and we intend to vigorously defend this suit. While there is a potential for an adverse verdict, the Company believes that any such loss other than $25,000 would be covered by insurance. No loss is considered probable at this time.

On January 13, 2011, the SEC initiated a non-public formal investigation relating to possible insider trading by affiliates of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. We have been informed by our Chairman of the Board that he has received a subpoena in connection with such inquiry. In accordance with the terms of our bylaws and the General Corporation Law of Delaware, we are advancing expenses incurred by our Chairman in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

One of the unions that represents employees of Kirk & Blum, Local Union 24 of the Sheet Metal Workers International Association (“Local 24”), has demanded to bargain with Kirk & Blum over the decision to close our Oakley facility and the effects of the closure in connection with the layoffs of approximately 40 unionized Kirk & Blum employees from that facility in 2010. Local 24 is requesting severance payments and other non-monetary consideration. No agreement has yet been reached; negotiations remain ongoing. Also, in September of 2010 Local 24 filed a grievance against Kirk & Blum under its collective bargaining agreement alleging improper subcontracting to an outside vendor. In January of 2011, the grievance was heard by a panel of the National Joint Adjustment Board for the Sheet Metal Industry, which resulted in a deadlock. The next National Adjustment Board panel hearing is expected to take place in June 2011. In addition, in September and November of 2010, the Sheet Metal Workers International Association (“SMWIA”) requested certain information relating to the Company’s facility closure decisions, the subcontracting of work to outside vendors, and related matters such as equipment transfers and union employee layoffs. The Company has responded to SMWIA’s requests and SMWIA has not at this time taken any further action. If any of these matters is not resolved to the satisfaction of the parties, SMWIA and/or Local 24 may take legal action such as filing unfair labor practice charges with the National Labor Relations Board and/or filing additional grievances under the applicable collective bargaining agreement(s). Should this occur, the Company intends to contest any such claims or charges vigorously, which the Company believes to be without merit. No loss is considered probable or estimable at this time for these union matters.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to these matters. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

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

2009	High	Low	2010	High	Low
1st Quarter	$3.25	$1.80	1st Quarter	$4.16	$3.31
2nd Quarter	4.51	2.92	2nd Quarter	5.58	3.82
3rd Quarter	4.21	2.63	3rd Quarter	6.11	4.68
4th Quarter	4.25	3.10	4th Quarter	6.28	5.16

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2011 was 141, although there is a larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any shares of our common stock during the fourth quarter of 2010.

Item 6.	Selected Financial Data

A smaller reporting company is not required to provide the information in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, “Fisher Klosterman”, “Flextor” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer.

We operate in three segments: the Contracting/Services Group, which produces air pollution control and industrial ventilation systems, the Engineered Equipment and Parts Group, which produces various types of air pollution control equipment and the Component Parts Group, which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures.

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our independence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States.

We continue to focus on increasing revenues and profitability. Our operating strategy has involved horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, K&B Duct, CECO Filters, India, Effox, FKI, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing corporate structure without increasing costs proportionally.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories.

Recent Developments

Current United States and worldwide economic conditions are showing signs of improvement. These economic conditions which created dramatic and rapid shifts in market conditions and governments throughout the world in 2009 and early 2010 have begun to ease and we are now beginning to see improving financial, general industrial and labor market conditions, although there is no assurance that such conditions will continue and the timing of the economic recovery remains uncertain.

We continue to optimize our factory footprint to eliminate excess capacity. As part of this process we have recently closed our Contracting/Services Group manufacturing facilities in Lexington, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio. The gain from the sale at auction of operating machinery and equipment related to these closures was $0.3 million. Additionally, we realized a gain of approximately $0.3 from the sale of our Buell-Classifier Division which was sold in its entirety to another company. The historical operating results of this division were not significant. We do not anticipate any future losses or restructuring charges from these closures. The remaining machinery and equipment has been transferred to other facilities and the Cincinnati and Lexington properties were sold for a profit in December 2010. The Indianapolis property was sold in February of 2011 and the loss on this property has been accrued and accounted for in 2010. The net effect of these transactions is reflected in the financial statements as a gain on the sale of operating equipment of $396,000.

We have shifted production to our other more productive and cost effective facilities and reduced staff by 122 employees in 2010, and we believe these moves will save us approximately $2.0 million in annualized expenses going forward, which will lower our cost of goods sold and continue to improve our gross margins. All related severance costs have been recorded in 2010.

Our GMD Environmental facility in Fort Worth, Texas was closed in the fourth quarter of 2010 and the lease for this property was terminated. Work from this facility has been transferred to our Fisher-Klosterman division in Louisville, Kentucky and will continue to be marketed and sold under the GMD Environmental trade name.

As of January 1, 2011, Richard Blum is no longer serving as President of CECO Environmental and has resigned as director.

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

Cost of sales as a percent of 2010 revenue is 77% and includes approximately 55% material and subcontracting expenses as well as 16% labor, plus factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including SG&A and factory overhead.

We break down costs of sales into five categories. They are:

•	Labor- Our direct labor both in the shop and in the field;

•	Material- Raw material, mostly steel, that we buy to build our products;

•	Equipment- Fans, motors, control panels, etc. necessary for turnkey systems;

•	Subcontracts- Electrical work, concrete work, etc. necessary for turnkey systems;

•	Factory overhead – Costs of facilities and supervision wages necessary to produce our products.

In general, labor is the factor we are able to mark up the most followed by material and equipment and subcontracts. Across our various product lines the relative relationships of these factors change thus causing variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage. The important factor is that gross margin dollars increase even though margin percentages are reduced.

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

Results of Operations

Segment Analysis

Net Sales by Business Segment

	For the year ended December 31,
($’s in millions)	2010	2009
Engineered Equipment and Parts Group	$97.3	$90.8
Contracting/Services Group	37.1	41.5
Component Parts Group	18.2	14.0
Corporate and eliminations	(12.0)	(7.3)

	$140.6	$139.0

Operating Income (Loss) by Business Segment

	For the year ended December 31,
($’s in millions)	2010	2009
Engineered Equipment and Parts Group	$9.3	$0.4
Contracting/Services Group	—	(1.4)
Component Parts Group	2.8	0.6
Corporate and eliminations	(7.1)	(15.4)

	$5.0	$(15.8)

The amounts presented above and following comments at the reportable business segment level include both external and intersegment net sales and operating income (loss). See Note 18 to the Consolidated Financial Statements.

Engineered Equipment and Parts Group

Our Engineered Equipment and Parts Group segment net sales were $97.3 million in 2010, an increase of $6.5 million, or 7.2%, compared to $90.8 million in 2009. This increase is primarily due to $3.9 million in increased revenues from our FKI Shanghai division coupled with increased revenues at CECO Filters, Busch and CECO Abatement. These revenue increases were partially offset by reduced revenues at our Effox-Flextor divisions of $2.7 million which was primarily due to reduced demand for dampers and expansion joints from the power industry.

Operating income from the Engineered Equipment and Parts Group segment totaled $9.3 million in 2010, an increase of $8.9 million compared to $0.4 million in 2009. This increase is primarily due to increased operating income from our FKI-Shanghai division of $1.4 million, a combined increased operating income from other FKI divisions, CECO Filters, Busch, and CECO Abatement of $1.7 million and a goodwill impairment charge of $8.6 milion recorded in 2009, offset by a decline in operating income from Effox-Flextor of $2.9 million.

Contracting/Services Group

Our Contracting /Services Group segment net sales were $37.1 million in 2010, a decrease of $4.4 million, or 10.6%, compared to $41.5 million in 2009. This decrease is primarily due to reduced demand for these services which resulted from the economic decline.

Operating income for the Contracting/Services Group segment was essentially break-even for 2010 compared to an operating loss of $1.4 million for 2009. This improvement is primarily due to reduced costs in 2010 from facilities consolidations and streamlining efforts as well as better project management and more aggressive pricing strategies.

Component Parts Group

Our Component Parts Group segment net sales were $18.2 million in 2010, an increase of $4.2 million, or 30.0%, compared to $14.0 million in 2009. This increase is primarily due to increased demand for our component parts and clamp together duct products which is the result of many smaller contractors buying these products instead of producing them in-house.

Operating income for the Component Parts Group segment was $2.8 million for 2010, an increase of $2.2 million from $0.6 million for 2009. This increase is primarily due to increased revenues as described above and increased pricing strategies.

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2010 and 2009, reflect our operations consolidated with the operations of our subsidiaries.

	For the year ended December 31,
($’s in millions)	2010	2009
Net sales from continuing operations	$140.6	$139.0
Cost of goods sold from continuing operations	107.9	108.0

Gross profit from continuing operations	$32.7	$31.0
Percent of sales	23.3%	22.3%
Selling and administrative expenses from continuing operations	$27.5	$28.9
Percent of sales	19.6%	20.8%
Goodwill impairment charge	—	$17.1
Percent of sales	—	12.3%
Operating income (loss) from continuing operations	$5.0	$(15.8)
Percent of sales	3.6%	(11.4)%

Consolidated sales from continuing operations in 2010 were $140.6 million, an increase of $1.6 million or 1.1% compared to $139.0 million in 2009. This increase was primarily due to increased demand for our products and services created by certain industrial sectors such as small independent contractors that purchase component parts which created a 30% increase in our Component Parts Group sales as well as an increase in Engineered Equipment and Parts Group sales of 7.2% created by demand in the refining and steel sectors. These increases were offset by a decrease in Contracting/Services Group sales of 10.6%.

Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

Orders booked in 2010 were $128.5 million compared to $141.5 million in 2009. The decrease in bookings was due primarily to continued weak industrial demand and generally unchanged economic conditions as well as our strategic initiative in 2010 to focus on higher margin jobs with shorter cycles. We continue to experience an active level of customer inquiry and quoting activities and have seen increased demand in 2011 as compared to the same period in 2010.

Gross profit from continuing operations increased by 5.5% or $1.7 million to $32.7 million in 2010 compared with $31.0 million in 2009. Gross profit from continuing operations as a percentage of sales was 23.3% in 2010 compared to 22.3% in 2009. The net increase in the gross profit margin from continuing operations was primarily due to a shift in product mix to the higher margin parts and engineered equipment products and services.

Selling and administrative expenses from continuing operations decreased by $1.4 million to $27.5 million in 2010 and selling and administrative expenses as a percentage of revenues decreased from 20.8% in 2009 to 19.6 % in 2010. This decrease in spending was due primarily to reductions in wages and benefits of $0.9 million, reductions in professional services of $0.2 million as well as $0.1 million in lower advertising costs. The decrease in the percentage of selling and administrative expenses relative to revenue was due to the significant reductions in spending as a result of our continuous streamlining, consolidation and cost reduction efforts.

Depreciation for 2010 was $1.3 million, the majority of which is included in cost of goods sold. This is a decrease of $0.5 million from $1.8 million in 2009, which was due primarily to a significant portion of the machinery and equipment that was acquired in the Kirk & Blum acquisition in 1999 becoming fully depreciated in 2009.

Amortization, which is primarily related to acquisition intangibles, decreased from $0.8 million in 2009 to $0.5 million in 2010. This $0.3 million decrease was due primarily to intangibles related to 2007 and 2008 acquisitions becoming fully amortized in 2010.

Goodwill impairment charges were $0 in 2010 compared to impairment charges in 2009 of $17.1 million. As required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill and those tests in 2010 did not indicate an impairment. In performing this assessment, the carrying value of each reporting unit was compared to its estimated fair value, as calculated by the discounted present value of future cash flows method. The estimated fair value of all reporting units was greater than their respective carrying value and consequently no impairment charge was recorded. Major factors that influence our cash flow analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses.

The 2010 gain on the sale of operating equipment is comprised of a gain of $300,000 on the sale of our Buell/Classifier division to an outside third party and a net gain of $96,000 from the sale of our Cincinnati, Ohio and Lexington, Kentucky manufacturing facilities and related operating equipment as well as an accrued loss on the pending sale of our Indianapolis, Indiana property that was sold in February of 2011. No such gains or losses were recorded in 2009.

Operating income from continuing operations, was $5.0 million in 2010 compared to an operating loss from continuing operations in 2009 of $15.8 million, which included a goodwill impairment charge of $17.1 million. This increase in operating results from continuing operations is due to the various factors previously mentioned.

Inflation and changing prices did not have a material effect on our revenues or results of operations.

Other expense from continuing operations for the year ended December 31, 2010 was $135,000 compared to $760,000 in 2009. The 2009 expense was primarily the result of unrealized foreign currency transaction losses related to now retired subordinated debt which was denominated in Canadian currency.

Interest expense decreased to $1.2 million in 2010 compared to $1.3 million for the same period of 2009. This decrease was primarily due to lower outstanding balances on our credit facility offset by higher interest expenses on our convertible debt.

Federal and state income tax expense from continuing operations was $1.4 million in 2010 compared with a tax benefit of $3.1 million in 2009. The effective income tax rate for 2010 was 37.3% compared with 17.6% in 2009. The effective tax rate during 2010 was affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves and tax credits from foreign operations. The effective tax rate during 2009 was significantly affected by non-deductible differences associated with goodwill impairment charges.

Net income from continuing operations was $2.3 million in 2010 compared to a net loss from continuing operations of $14.8 million in 2009.

Net loss from the discontinued operations of H. M. White, Inc. was $200,000 in 2010 compared to a net loss from discontinued operations in 2009 of $265,000. These losses represent the net after tax results of our H.M. White unit which has been closed. The decrease in the loss is due to the reduced activity and lower expenses in 2010 compared to 2009.

Liquidity and Capital Resources

Financing

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. At December 31, 2010 and December 31, 2009, cash and cash equivalents totaled $5.8 million and $1.4 million, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit or other indebtedness. In 2010, proceeds from the sale of operating equipment and real estate were used to pay off the outstanding balances on our credit line and our term note.

Total bank debt at December 31, 2010 was $0 and at December 31, 2009 was $2.7 million. The Bank Facility, as amended, includes a revolving line of credit of up to $20 million, including letters of credit. Amounts outstanding under the revolver were $0 at December 31, 2010 and December 31, 2009. Unused credit availability under our $20.0 million revolving line of credit at December 31, 2010 was $11.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of December 31, 2010 was 3.82%. Availability is limited as determined by a borrowing base formula contained in the credit agreement as follows:

$ in millions	12/31/10	12/31/09
Eligible accounts receivable at 70%	$14.4	$13.0
Net unbilled revenues at 50% up to $1.0 million	0.0	0.0
Eligible inventory at 50% up to $7.5 million	1.9	2.2
Borrowing base reserves required by lender	0.5	0.5

Borrowing base	$16.8	$15.7
Revolving loan principal amount outstanding	(0.0)	(0.0)
Letters of credit open	(5.1)	(4.9)

Loan availability	$11.7	$10.8

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three which reduced our interest rates by 0.5%. The maximum commitment under the line of credit remained at $20.0 million. No fees were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued

compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We paid the term loan off in 2010 and have no outstanding borrowings under the line of credit as of December 31, 2010. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus, which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time, into common stock of the Company at a per share price of $4.75 which was the closing bid price immediately preceding the issuance of the Convertible Subdebt Note. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009. Foreign exchange translation losses of $121,000 were recognized during the twelve months ended December 31, 2009 as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option was bifurcated and recorded at fair value. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the consolidated statements of operations and were losses of $103,000 for the quarter and $359,008 for the year ended December 31, 2009, respectively. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp, which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the investor notes for 2010 and 2009 was $648,000 and $69,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at December 31, 2010 was $10.8 million. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2010	2009

Total operating cash flow from continuing operations	$1,928	$12,584
Purchases of property and equipment	(654)	(999)
Proceeds from sale of equipment	5,158	—

Net cash provided by( used in) investing activities from continuing operations	4,504	(999)

Proceeds from exercise of stock options	11	—
Net bank (repayment) borrowing	(2,707)	(19,878)
Net subordinated debt borrowings	—	6,231
Cash paid for deferred financing costs	(347)	—

Net cash (used in) provided by financing activities	(3,043)	(13,647)

Net increase in cash from continuing operations	3,389	(2,062)

Net cash provided by discontinued operations	1,010	2,308

Net increase in cash and cash equivalents	$4,399	$246

In 2010, $1.4 million was provided by continuing operating activities compared to $12.6 million provided by continuing operating activities in 2009. This $11.2 million decrease in cash provided by continuing operating activities was due primarily to a an overall net increase in working capital requirements. Accounts receivable used cash of 3.0 million in 2010 compared to cash provided by accounts receivable of $14.1 million in 2009 for a net change of $17.1 million. Billings in excess of cost and estimated earnings on uncompleted contracts used $2.6 million in 2010 compared to cash provided of $3.0 million in 2009 and inventories used cash of $43,000 in 2010 compared to cash provided in 2009 of $1.2 million. Working capital items that provided more cash in 2010 as compared to 2009 were accrued income taxes which provided cash of $1.6 million in 2010 compared to cash used of $2.4 million in 2009 and costs in excess of billings which provided cash of $2.3 million in 2010 compared to cash provided of $0.3 million in 2009. Accounts payable and accrued expenses used cash of $1.9 million in 2010, which is $5.6 million less cash than the $7.5 million that was used in 2009.

The increases in accounts receivable, costs in excess of billings, inventory and other liabilities were mainly the result of increases in our Component Parts Group and Engineered Equipment and Parts Group revenues in 2010 compared to 2009, due to improving economic conditions and were partially offset by working capital changes due to a decline in our Contracting/Services Group business.

Net income from continuing operations in 2010 did not include any non cash charges for goodwill impairment (net of tax benefit) compared to $14.3 million of these charges in 2009. Depreciation and amortization amounted to $1.8 million in 2010 compared to $2.5 million for depreciation and amortization in 2009. This decrease in depreciation and amortization was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized. 2010 net income from continuing operations also included $0.8 million for non cash stock awards compared to $1.0 million in 2009. Our net investment in working capital (excluding cash and cash equivalents and current portion of debt) at December 31, 2010 was

$16.1 million as compared to $14.5 million at December 31, 2009. Looking forward, we will continue to manage our net investment in working capital. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income or make additional acquisitions.

In 2010, net cash provided by investing activities included cash provided by the sale of operating equipment of $5.2 million compared to $0 in 2009. Capital expenditures for property and equipment were $0.7 million in 2010 compared with $1.0 million in 2009. We are managing our capital expenditures in light of the current level of sales.

In 2010, financing activities used cash of $3.0 million, compared to cash used of $13.6 million in 2009. Current year financing activities included net repayments of $2.7 million of our bank debt compared to net repayments in 2009 of $19.9 million.

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

Debt Covenants

The Bank Facility was amended throughout 2009 and again in February and June 2010. Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010, and each quarter through March 31, 2013. The covenants include a maximum capital expenditures financial covenant during the term of the Bank Facility of $2.5 million. The minimum Fixed Charge Coverage Ratio is 1.5 to 1 and the maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility.

As of December 31, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance.

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

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2010, cash payments for these benefits are expected to be in the range of $345,000 to $434,000 in each of the next 5 years. Based on current assumptions, estimated contributions of

$345,000 may be required in 2011 for the pension plan and $28,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

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

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $38,000 and $30,000 at December 31, 2010, and 2009 respectively.

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

As of December 31, 2010, we have $5.9 million of net property, plant, and equipment recorded on the consolidated balance sheet. The carrying value of our Indianapolis, Indiana property, which was held for sale as of December 31, 2010 and under contract to be sold, was reduced in value to reflect the contract price and a $324,000 impairment charge was recorded. No other indications of impairment were noted as of December 31, 2010.

Impairment of Long-Lived Assets, including Goodwill

Our indefinite life intangible assets are reviewed for potential impairment at least annually. Goodwill is also tested at least annually for any indication of impairment on a reporting unit level.

The Company is organized into three divisions, including a Contracting/Services Group, an Engineered Equipment and Parts Group and a Component Parts Group. Each of these groups meets the criteria for treatment as an operating segment. Each of these operating segments is comprised of one or more components on which discrete financial information is available and on which operating results are regularly reviewed by segment management and each of these components is considered to be a reporting unit for purposes of our goodwill impairment analysis.

As of December 31, 2010, we have $14.7 million of goodwill, $1.0 million of amortizable intangible assets and $3.2 million of indefinite life intangible assets recorded on the consolidated balance sheet.

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

We complete an annual (or more often if circumstances require) impairment test for our indefinite life intangible assets. We utilize the relief from royalty method to determine the fair value of these assets. In performing these assessments, the carrying value of the asset is considered impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. The test in 2010 indicated no impairment to our indefinite life intangible assets.

We complete an annual (or more often if circumstances require) impairment test for our goodwill and those tests in 2010 did not indicate an impairment. In performing this assessment, the carrying value of each reporting unit was compared to its estimated fair value, as calculated by the discounted present value of future cash flows method. The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions. Our analysis indicated that the carrying value of our reporting units was significantly lower than their fair values. While management, based on current forecasts and outlooks, believes that the estimated fair value is reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. Major factors that influence our cash flow analyses are our estimates for future revenue and expenses associated with the reporting units. This is the most sensitive of our estimates related to our fair value calculations. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. As a result of our test in 2010, no goodwill impairment charges were recorded in 2010 compared to impairment charges in 2009 of $17.1 million.

In our goodwill assessment at the end of 2010, management considered that the Company’s market capitalization as of December 31, 2010 was $86.2 million based on our stock price at that date. Our consolidated book value at that date was $35.2 million. We note that our reporting units that carry goodwill do not represent 100% of the operations of our Company. The goodwill assessment of our reporting units does not include an allocation of our debt to those reporting units.

Income Taxes

Deferred income taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases and are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2010, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $216,000 and the annual pension expense by less than $18,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $13,000.

Stock Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services, based on the fair value of the award at the date of the grant as determined by the Black-Scholes valuation method.

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

Backlog

Our backlog consists of orders we have received for products and services. Our backlog from continuing operations was $54.3 million at December 31, 2010 and $66.5 at December 31, 2009. Our total backlog, as of December 31, 2010 was $54.3 million compared to $66.9 million as of December 31, 2009. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

Recently Issued Accounting Pronouncements

Accounting Standards Codification (“ASC”) 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 350—In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts” to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 805—In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” to address diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2010 and 2009 and other data are included in this Report following the signature page of this Report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a- 15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures were effective in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2010	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	292,605	$7.06	—
2007 Equity Incentive Plan[2]	890,400	$3.84	832,792
Employee Stock Purchase Plan[3]	22,808	$3.32	1,477,192
Equity compensation plans not approved by security holders	None	None	None
TOTAL	1,205,813	$2.62	2,309,984

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]	The 2007 Equity Incentive Plan was approved by the shareholders on May 23, 2007. 727,000 options were awarded to plan participants under the 2007 Equity Incentive Plan in 2010.
[3]	The Employee Stock Purchase Plan was approved by the shareholders on May 21, 2009.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2011 Proxy Statement.

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

3(i)    Certificate of Incorporation (Incorporated by reference to Exhibit 3.I from Form 10-K dated December 31, 2001)

3(ii)    Bylaws (Incorporated by reference to Exhibit 3.II from Form 10-K dated December 31, 2001)

**10.1    CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference to CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

**10.2    CECO Environmental Corp. 1997 Stock Option Plan and Amendment (Incorporated by reference to Exhibit 4 from Form S-8, Exhibit 4, filed March 24, 2000, of the Company)

10.3    Mortgage dated October 28, 1991 by CECO and the Montgomery County Industrial Development Corporation (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.4    Installment Sale Agreement dated October 28, 1991 between CECO and MCIDC (Incorporated by reference to CECO’s Annual Report on Form 10-K dated December 31, 1991)

10.5    Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO Filters, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

10.6    Kbd/Technic, Inc. Voting Trust Agreement, dated as of December 7, 1999, Richard J. Blum, trustee (Incorporated by reference to Exhibit 10.13 from the Company’s Form 8-K filed December 22, 1999 with respect to event that occurred December 7, 1999)

**10.7    Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 from the Company’s 10-K dated December 31, 2006)

10.8    Warrant Agreement between the Company and Icarus Ontario dated December 28, 2006. (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

**10.9    Consulting Agreement between Icarus Ontario and the Company dated March 26, 2007 (Incorporated by reference to Exhibit 10.55 from the Company’s Form 10-K dated December 31, 2006)

**10.10    CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed on April 20, 2007)

**10.11    Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.41 from the Company’s Form 10-K for the year ended December 31, 2008)

**;*10.12    Form of Incentive Stock Option Agreement

** ; *10.13    Form of Non-Statutory Stock Option Agreement

10.14    Registration Rights Agreement dated February 29, 2008 (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 3, 2008)

**10.15    CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

**10.16    First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

**10.17    Change in Control Agreement dated October 16, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed October 16, 2009)

10.18    Form of Investor Note (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed December 1, 2009)

10.19    Employment Agreement of Jeffrey Lang dated February 15, 2010 (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q filed May 14, 2010)

10.20    Severance Agreement and General Waiver and Release between David Blum and the Company (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q filed August 13, 2010)

10.21    Ninth Amendment to Credit Agreement dated February 12, 2010, effective as of December 31, 2009 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed February 19, 2010)

10.22    Fifth Amended and Restated Revolving Credit Promissory Note, effective date December 31, 2009 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K filed February 19, 2010)

10.23    Amended and Restated Term Promissory Note, effective date December 31, 2009 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K filed February 19, 2010)

*10.24    Amended and Restated Credit Agreement between CECO and its US corporate affiliates and Fifth Third Bank entered into August 17, 2010, effective date June 30, 2010

10.25    Sixth Amended and Restated Revolving Credit Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2010)

10.26    Amended and Restated Term Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2010)

10.27    Purchase Agreement dated August 19, 2010 (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

*21    Subsidiaries of the Company

*23.1    Consent of BDO USA, LLP

*31.1    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

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
Jeffrey Lang Chief Executive Officer Dated: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ JEFFREY LANG Jeffrey Lang Chief Executive Officer, Director	March 15, 2011

Principal Financial and Accounting Officer

/S/ DENNIS W. BLAZER Dennis W. Blazer Vice President-Finance and Administration; Chief Financial Officer	March 15, 2011

/S/ PHILLIP DEZWIREK Phillip DeZwirek Chairman of the Board, Director	March 15, 2011

/S/ ARTHUR CAPE Arthur Cape Director	March 15, 2011

/S/ JASON DEZWIREK Jason DeZwirek Director	March 15, 2011

/S/ THOMAS J. FLAHERTY Thomas J. Flaherty Director	March 15, 2011

/S/ RONALD E. KRIEG Ronald E. Krieg Director	March 15, 2011

/S/ JASON D. MERETSKY Jason D. Meretsky Director	March 15, 2011

/S/ DONALD WRIGHT Donald A. Wright Director	March 15, 2011

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CECO Environmental Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2011

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	Dollars in thousands, except per share data
ASSETS
Current assets:
Cash and cash equivalents	$5,792	$1,393
Accounts receivable, net (Note 3)	26,772	23,751
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	8,345	10,681
Inventories, net (Note 5)	4,432	4,877
Prepaid expenses and other current assets	2,509	2,969
Assets held for sale (Note 19)	526	—
Current assets of discontinued operations (Note 17)	76	1,877

Total current assets	48,452	45,548
Property, plant and equipment, net (Note 6)	5,880	11,362
Goodwill (Note 7)	14,713	14,591
Intangible assets—finite life, net (Note 7)	966	1,470
Intangible assets—indefinite life (Note 7)	3,225	3,209
Deferred income tax asset, net (Note 14)	602	348
Deferred charges and other assets	953	930
Non-current assets of discontinued operations (Note 17)	—	57

	$74,791	$77,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt (Note 9)	$—	$836
Accounts payable and accrued expenses (Note 8)	17,041	18,622
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	7,810	10,373
Accrued income taxes (Note 14)	1,646	—
Current liabilities of discontinued operations (Note 17)	—	648

Total current liabilities	26,497	30,479
Other liabilities	2,320	2,605
Senior debt, less current portion (Note 9)	—	1,871
Convertible subordinated notes (including related parties notes of $3,800) (Note 10)	10,800	10,800

Total liabilities	39,617	45,755

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,456,659 and 14,427,251 shares issued in 2010 and 2009, respectively	144	144
Capital in excess of par value	43,237	42,341
Accumulated deficit	(6,243)	(8,348)
Accumulated other comprehensive loss	(1,608)	(2,021)

	35,530	32,116
Less treasury stock, at cost, 137,920 shares in 2010 and 2009	(356)	(356)

Total shareholders’ equity	35,174	31,760

	$74,791	$77,515

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
	Dollars in thousands, except per share data
Net sales	$140,602	$138,985
Cost of sales	107,949	108,043

Gross profit	32,653	30,942
Selling and administrative	27,512	28,903
Amortization	501	759
Gain on sale of operating property and equipment	(396)	—
Goodwill impairment	—	17,110

Income (loss) from operations	5,036	(15,830)
Other expense, net	(135)	(760)
Interest expense (including related parties interest of $228 and $456, respectively)	(1,225)	(1,321)

Income (loss) from continuing operations before income taxes	3,676	(17,911)
Income tax expense (benefit)	1,371	(3,144)

Income (loss) from continuing operations	2,305	(14,767)
Loss from discontinued operations (see Note 17), net of tax	(200)	(265)

Net income (loss)	$2,105	$(15,032)

Per share data:
Basic income (loss) from continuing operations	$0.16	$(1.04)
Basic loss from discontinued operations	(0.01)	(0.02)

Basic net income (loss)	$0.15	$(1.06)

Diluted income (loss) from continuing operations	$0.16	$(1.04)
Diluted loss from discontinued operations	(0.01)	(0.02)

Diluted net income (loss)	$0.15	$(1.06)

Weighted average number of common shares outstanding:
Basic	14,308,130	14,221,095

Diluted	17,102,357	14,221,095

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital in excess of par value	Accum. (Deficit) Earnings	Accum. Other Comp. Loss	Treasury Stock		Total	Total Comp. (Loss) Income

	Shares	Amount				Shares	Amount
Balance January 1, 2009	15,087	$150	$42,924	$6,684	$(3,303)	(764)	$(1,942)	$44,513
Net loss for the year ended December 31, 2009				(15,032)				(15,032)	$(15,032)
Share based compensation earned	(34)	—	997					997
Retirement of treasury shares	(626)	(6)	(1,580)			626	1,586	—
Other comp. income (loss)
Adjustment for minimum pension post retirement liability, net of tax of $192					288			288	288
Translation gain					994			994	994

Balance December 31, 2009	14,427	144	42,341	(8,348)	(2,021)	(138)	(356)	31,760	$(13,750)

Net income for the year ended December 31, 2010				2,105				2,105	2,105
Exercise of options	5	—	11					11
Share based compensation earned	23	—	885					885
Other comp. income (loss)
Adjustment for minimum pension/post retirement liability, net of tax of $84					126			126	126
Translation gain					287			287	287

Balance December 31, 2010	14,455	$144	$43,237	$(6,243)	$(1,608)	(138)	$(356)	$35,174	$2,518

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

Dollars in thousands	Translation (loss) gain	Minimum pension/post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2009	$(1,323)	$(1,980)	$(3,303)
2009 activity	994	288	1,282

Balance December 31, 2009	(329)	(1,692)	(2,021)
2010 activity	287	126	413

Balance December 31, 2010	$(42)	$(1,566)	$(1,608)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$2,105	$(15,032)
Net loss from discontinued operations	(200)	(265)

Net income (loss) from continuing operations	2,305	(14,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,758	2,519
Interest expense	108	30
Loss on remeasurement of subordinated debt	—	480
Gain on forfeit of land sale deposit	—	(175)
Gain on sale of operating plant and equipment	(396)	—
Loss on goodwill impairment	—	17,110
Share based compensation expense	885	997
Bad debt (recoveries) expense	(71)	491
Inventory reserve	192	—
Deferred income tax benefit	(399)	(2,848)
Changes in operating assets and liabilities:
Accounts receivable	(2,950)	14,118
Inventories	(135)	1,191
Costs and estimated earnings in excess of billings on uncompleted contracts	2,336	304
Prepaid expenses and other current assets	521	(928)
Deferred charges and other assets	216	562
Accounts payable and accrued expenses	(1,905)	(7,527)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,563)	3,000
Accrued income taxes	1,646	(2,402)
Other liabilities	380	429

Net cash provided by continuing operating activities	1,928	12,584
Net cash provided by discontinued operating activities	1,010	2,308

Net cash provided by operating activities	2,938	14,892

Cash flows from investing activities:
Acquisitions of property and equipment	(654)	(999)
Net proceeds from sale of equipment (including $57 from discontinued operations in 2010)	5,158	—

Net cash provided by (used in) investing activities	4,504	(999)

Cash flows from financing activities:
Net repayments on revolving credit line	(457)	(17,878)
Proceeds from exercise of stock options	11	—
Subordinated debt borrowings	—	13,800
Subordinated debt repayments	—	(7,569)
Cash paid for deferred financing costs	(347)	—
Repayments of term debt	(2,250)	(2,000)

Net cash used in financing activities	(3,043)	(13,647)

Net increase in cash and cash equivalents	4,399	246
Cash and cash equivalents at beginning of year	1,393	1,147

Cash and cash equivalents at end of year	$5,792	$1,393

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2010	2009
	Dollars in thousands
Cash paid (received) during the year for:
Interest	$1,097	$1,412

Income taxes	$(247)	$2,433

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 2010 and 2009

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

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2010
CECO Group, Inc. (“Group”)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
kbd/Technic, Inc (“kbd”)	100%
CECO Abatement Systems, Inc (“CAS”)	100%
CECOaire, Inc (“CAI”)	100%
H.M. White, Inc. (“H.M. White”)	100%
EFFOX, Inc. (“Effox”)	100%
GMD Environmental Technologies, Inc. (“GMD”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f.k.a. CECO Filter India Private Limited). The non-controlling interest in CFI is not material. FKI includes the wholly owned subsidiary, A.V.C., Inc. (“A.V.C.”).

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. (“H.M. White”). The Company terminated its facility lease in Detroit, Michigan, and all property and equipment held by H.M. White was sold at net book value to its former owner as of January 1, 2010. In accordance with the provisions of FASB ASC Subtopic 205-20, the results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White—see Footnote 17 for additional details.

All intercompany balances and transactions have been eliminated.

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

For the Years Ended December 2010 and 2009

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

Property, plant and equipment—Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – generally 10 to 40 years; machinery and equipment – 2 to 15 years).

Property, plant and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the estimated fair value. An impairment charge of $324,000 was recorded in the fourth quarter of 2010, included in the gain on sale of property and equipment on the consolidated statements of operations, to reflect the loss on the pending sale of our facility in Indianapolis, Indiana which was under contract and was sold in February 2011. These assets are classified as held for sale as of December 31, 2010 on the consolidated balance sheets.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. In performing this assessment, the carrying value of the asset is considered

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated using the discounted future cash flow method.

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. For management purposes, the Company is organized into three reportable segments, including an Engineered Equipment and Parts segment, a Contracting/Services segment and a Component Parts segment. Each of these operating segments is comprised of one or more components on which discrete financial information is available and on which operating results are regularly reviewed by segment management and each of these components is considered to be a reporting unit for purposes of our impairment analysis.

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

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $108,000 and $95,000 for 2010 and 2009, respectively, and is classified as interest expense.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $38,000 and $30,000 at December 31, 2010 and 2009, respectively.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation. Customer freight charges are included in sales and actual freight expenses are included in cost of sales.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Claims—Change orders arise when the scope of the original project is modified for a variety of reasons. The Company will negotiate the extent of the modifications, its expected costs and recovery with the customer. Costs related to change orders are recognized in the period they are incurred and added to the expected total cost of the project. To the extent such costs are probable of being recovered from the customer, estimated total contract revenues are also adjusted up to the amount of change order costs incurred. In cases where contract revenues are assured beyond a reasonable doubt to be increased in excess of the expected costs of the change order, incremental profit also is recognized on the contract. Such assurance is generally only achieved when the customer approves in writing the scope and pricing of the change order. Change orders that are in dispute are effectively handled as claims.

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

Sales Taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

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

$ in thousands	2010	2009
Beginning balance	$496	$574
Provision	292	335
Payments	(333)	(413)

Ending balance	$455	$496

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $324,000 and $606,000 in 2010 and 2009, respectively.

Research and development—Research and development costs are charged to expense as incurred. The amounts charged to operations were $53,000 and $22,000 in 2010 and 2009, respectively.

Income taxes—Deferred income taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases, and are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share—The number of shares outstanding for calculation of earnings (loss) per share (“EPS”) is as follows:

	2010	2009
Weighted-average shares outstanding-basic	14,308,130	14,221,095
Effect of potentially dilutive securities	2,794,227	—
Weighted-average shares outstanding-diluted	17,102,357	14,221,095

Options and warrants to purchase 0.5 million and 3.6 million shares as of December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings (loss) per share due to their having an anti-dilutive effect. Pursuant to the if converted method, diluted earnings per share for 2010 includes a $389,000 after tax addback of interest expense and 2.7 million additional shares related to the assumed conversion of the convertible Subdebt Note described in Note 10.

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

For the Years Ended December 2010 and 2009

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

Transaction loss of $135,000 and $734,000 were recognized by the Company in 2010 and 2009, respectively. The 2009 loss was principally due to the translation of a $5 million subordinated note denominated in Canadian dollars and a $3 million subordinated note payable in Canadian dollars both due to a related party. The transaction (loss)/ gain is recorded on the “Other (expense) income” line of the Statement of Operations. Additional details on the subordinated notes are provided in Note 10.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation. In 2010, it was determined that due to reductions in the amount of intercompany transactions among our business units, individual operating segments were more clearly defined and as such we have added additional segment disclosures for 2009 and 2010—see Note 18.

New Financial Accounting Pronouncements Adopted

ASC 820—In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company has not had and does not expect that the adoption of this remaining guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

For the Years Ended December 2010 and 2009

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

ASC 350—In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts” to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 805—In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” to address diversity in practice about the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

2.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, accounts payable and debt obligations. The carrying values of these financial instruments approximate fair value at December 31, 2010, due to their short term nature.

The carrying amounts of most of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

3.	Accounts Receivable

$ in thousands	2010	2009
Trade receivables	$2,989	$2,672
Contract receivables	24,204	21,555
Allowance for doubtful accounts	(421)	(476)

	$26,772	$23,751

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $567,000 and $797,000 at December 31, 2010 and 2009, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

(Recoveries) provision for doubtful accounts was approximately $(71,000) and $491,000 during 2010 and 2009, respectively, while accounts (recovered) charged to the allowance were $(16,000) and $312,000 during 2010 and 2009, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2010	2009
Costs incurred on uncompleted contracts	$76,137	$74,908
Estimated earnings	17,471	16,897

	93,608	91,805
Less billings to date	(93,073)	(91,497)

	$535	$308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,345	$10,681
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,810)	(10,373)

	$535	$308

5.	Inventories

$ in thousands	2010	2009
Raw material and subassemblies	$2,973	$3,322
Finished goods	1,144	1,044
Parts for resale	562	566
Obsolescence allowance	(247)	(55)

	$4,432	$4,877

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $192,000 and $55,000 during 2010 and 2009, respectively. Items charged to the allowance for inventory recoveries were $0 and $0 during 2010 and 2009, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

6.	Property, Plant and Equipment

$ in thousands	2010	2009
Land	$75	$1,460
Building and improvements	2,248	5,745
Machinery and equipment	15,649	17,882

	17,972	25,087
Less accumulated depreciation	(12,092)	(13,725)

	$5,880	$11,362

Depreciation expense was $1.3 million and $1.8 million for 2010 and 2009, respectively.

7.	Goodwill and Intangible Assets

$ in thousands	2010		2009
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,591	$3,209	$31,116	$3,165
Impairment	—	—	(17,110)	—
Foreign currency adjustments	122	16	585	44

	$14,713	$3,225	$14,591	$3,209

The Company’s fourth quarter 2009 annual evaluation for goodwill impairment indicated an impairment of the goodwill for four of the Company’s reporting units. As a result, the Company estimated the implied fair value of the goodwill of these reporting units compared to carrying amounts and recorded total impairment charges of $17.1 million at December 31, 2009 to impair a portion of the goodwill recorded on these reporting units. The decrease in the fair value of the reporting units was due to deteriorating market conditions resulting from the global economic downturn. No impairment of goodwill was identified related to the Company’s other reporting units. No additional impairment was recorded in the year ended December 31, 2010 or prior to 2009. As of December 31, 2010, the Company has an aggregate amount of Goodwill acquired of $31.8 million and an aggregate amount of impairment losses recognized of $17.1 million. The estimated fair values of each reporting unit exceeded its carrying value by at least 31%.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

	2010		2009
$ in thousands Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,414	$1,111	$1,412	$1,024
Customer lists	1,661	1,022	1,644	685
Employment contracts	424	400	420	305
Other	136	136	130	122

	$3,635	$2,669	$3,606	$2,136

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Amortization expense of finite life intangible assets was $501,000 and $759,000 for 2010 and 2009, respectively. Amortization over the next five years for finite life intangibles is $424,000 in 2011, $316,000 in 2012, $130,000 in 2013, $69,000 in 2014 and $6,000 in 2015.

8.	Accounts Payable and Accrued Expenses

$ in thousands	2010	2009
Trade accounts payable	$9,712	$11,235
Compensation and related benefits	1,851	1,535
Accrued interest	215	223
Subcontractor accrued expenses	2,602	2,434
Other accrued expenses	2,661	3,195

	$17,041	$18,622

9.	Senior debt

$ in thousands	2010	2009
Bank credit facilities	$—	$2,707
Less current portion	—	(836)

	$—	$1,871

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio which resulted in a reduction to our interest rates by 0.5%. The maximum commitment under the line of credit remained at $20.0 million. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2010, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We paid the term loan off in 2010 and have no outstanding borrowings under the line of credit as of December 31, 2010. Borrowings are subject to a borrowing base limitation, and at December 31, 2010, $11.7 million could be borrowed. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

10.	Subordinated Notes

On August 14, 2008, the Company issued a Subordinated Convertible Promissory Note (the “Convertible Subdebt Note”) in the amount of Canadian $5.0 million to Icarus, which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, our Secretary and one of our Directors. The Convertible Subdebt Note provided for interest to accrue at the rate of 10% per annum in 2008, 11% per annum in 2009, and 12% per annum commencing January 1, 2010 until paid. The outstanding principal and accrued interest under the Convertible Subdebt Note was convertible at any time, into common stock of the Company at a per share price of $4.75 which was the closing bid price immediately preceding the issuance of the Convertible Subdebt Note. The Convertible Subdebt Note was amended in February 2009 to provide for interest payments to be payable monthly, instead of semi-annually, subject to the Subordination Agreement between Fifth Third Bank and Icarus. The Convertible Subdebt Note was further amended on May 1, 2009 to extend its maturity date to October 1, 2011 from July 31, 2010. We repaid Canadian $3.7 million under the Convertible Subdebt Note on March 31, 2009 and fully repaid the outstanding balance of $1.2 million on November 26, 2009. Foreign exchange translation losses of $121,000 were recognized during the twelve months ended December 31, 2009 as other expense.

On May 15, 2009, the Company issued a Promissory Note (“Note”) to Icarus in the amount of $3.0 million. The Note, which was subordinated to the Company’s Bank Facility, bore interest at 12% per annum with interest payable monthly. The maturity date of the note was the earlier of May 15, 2012 or six months after repayment of the Bank Facility. At the option of Icarus, the note was repayable in Canadian funds with a stated conversion rate of 1.1789, or CAD $3.5 million, representing the conversion rate at the issuance date of the Note. In accordance with ASC 815 “Derivatives and Hedging”, this option was bifurcated and recorded at fair value. Gains and losses resulting from the revaluation of this liability are included in other income (expense) in the consolidated statements of operations and were losses of $359,008 for the year ended December 31, 2009. The Note and accrued interest was fully repaid on November 26, 2009 in the amount of $3.3 million.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp, which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for 2010 and 2009 was $648,000 and $69,000 respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at December 31, 2010 was $10.8 million. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

11.	Shareholders’ Equity

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Like the 1997 Plan, the 2007 Plan permits the granting of stock options and awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or awards granted to non-employee directors vest in one year from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Certain stock awards are granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2010 727,000 stock options were granted to plan participants under the 2007 Plan. No stock awards were granted in 2010 and no options were granted to non-employees. The number of shares reserved for issuance under the 2007 Plan is 2.0 million, of which 832,792 shares were available for future grant as of December 31, 2010. The number of shares reserved under the 1997 Plan for issuance was 1.5 million, of which 1,036,300 shares were left unused as of December 31, 2010.

Share-based compensation expense for stock options under these plans of $0.6 million and $0.5 million was recorded in the years ended December 31, 2010 and 2009, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on May 21, 2009.

The ESPP is administered by the Compensation Committee. The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.5 million shares over the ten year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock.

The ESPP allows employees to purchase shares of common stock at a 15% discount from market price and pay for the shares through payroll deductions. Eligible employees can enter the plan at specific “offering dates” which occur in six month intervals.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

The Company recognized employee stock purchase plan expense of $31,000 during the year ended December 31, 2010.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section of Note 11 below.

Stock Options

The weighted-average fair value of stock options granted during 2010 and 2009 was estimated at $2.64 and $2.65 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

•

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2010 and 2009, the Company utilized weighted-average volatility factors of 62.6%, respectively.

•

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2010 and 2009, the Company utilized weighted-average expected term factors of 7.3 years and 7.5 years, respectively.

•

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2010 and 2009, the Company utilized a weighted-average risk-free interest rate factors of 3.11%.

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

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2010 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	598	$6.13	6.1 years
Granted	727	4.04
Forfeitures	(137)	8.18
Exercised	(5)	1.98

Outstanding at December 31, 2010	1,183	4.64	7.9 years	2,294

Exercisable at December 31, 2010	330	5.92	5.3 years	581

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

The Company received $11,000 in cash from employees exercising options during the year ended December 31, 2010 and no cash from employees exercising options during the year ended December 31, 2009. The intrinsic value of options exercised during the year ended December 31, 2010 was $20,000.

Restricted Shares

Information related to all restricted stock awards under the 2007 Plan for the year ended December 31, 2010 is shown in the table below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	48	$10.34
Granted	—
Vested	(48)	10.34
Forfeited	—

Nonvested, end of year	—

In 2010, the Company recorded expense for restricted stock awards of $225,000 and $509,000 for 2009.

The total fair value of restricted shares vested was $ 490,000 and $1.2 million during 2010 and 2009, respectively.

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

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus, a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2010 and 2009.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2010 and 2009, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2010	2009	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,686	$6,246	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$228	$245
Service cost	214	176	—	—
Interest cost	375	381	11	14
Actuarial (gain)/loss	169	130	(52)	15
Benefits paid	(287)	(247)	(31)	(46)

Projected benefit obligation at end of year	7,157	6,686	156	228

Change in plan assets:
Fair value of plan assets at beginning of year	4,739	3,929	—	—
Actual return on plan assets	465	697	—	—
Employer contribution	227	360	31	46
Benefits paid	(287)	(247)	(31)	(46)

Fair value of plan assets at end of year	5,144	4,739	—	—

Funded status	$(2,013)	$(1,947)	$(156)	$(228)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(27)	$(38)
Defined benefit liabilities included in other liabilities	(2,013)	(1,947)	(129)	(190)
Deferred tax benefit/(expense) associated with AOCL	1,086	1,149	(39)	(20)
AOCL, net of tax	1,626	1,723	(60)	(30)

Net amount recognized	$699	$925	$(255)	$(278)

Other comprehensive income:
Net loss (gain)	$81	$(249)	$(52)	$15
Amortization of prior service cost	(22)	(9)	—	—
Amortization of net actuarial loss	(219)	(242)	3	5

Total recognized in other comprehensive income	$(160)	$(500)	$(49)	$20

Accumulated other comprehensive income (loss):
Net loss (gain)	$2,705	$2,843	$(99)	$(50)
Prior service cost	7	29	—	—

Amount recognized in accumulated other comprehensive income (loss)	$2,712	$2,872	$(99)	$(50)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	5.25%	5.75%	5.25%	5.75%
Compensation increase rate	N/A	N/A	N/A	N/A

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 40% debt securities and 60% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were a decrease in the minimum liability of $126,000 in 2010 and a decrease of $288,000 in 2009.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 are as follows:

$ in thousands	2010	2009
Service cost	$214	$176
Interest cost	375	381
Expected return on plan assets	(377)	(318)
Net amortization and deferral	241	251

Net periodic benefit cost	$453	$490

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.75%	6.25%
Expected return on assets	8.00%	8.00%
Compensation increase rate	N/A	N/A

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $251,000 and $741,000, respectively. The net gain for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 is $(11,000).

The net periodic benefit cost (representing interest cost only) for the healthcare plan included in the accompanying consolidated statements of operations was $9,000 for each of the years ended December 31, 2010 and 2009. The weighted average discount rate to determine the net periodic benefit cost for 2010 and 2009 was 5.75% and 6.25%, respectively.

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

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

	Target Allocation 2011	Percentage of Plan Assets
		2010	2009
Asset Category:
Equity securities	60%	63%	60%
Debt securities	40%	37%	40%

Total	100%	100%	100%

Estimated pension plan cash obligations are $345,000, $374,000, $402,000, $426,000, and $434,000 for 2011 – 2015, respectively, and a total of $2,555,000 for the years 2016 through 2020. Estimated healthcare plan cash obligations are $28,000, $25,000, $23,000, $20,000, and $18,000 for 2011–2015, respectively, and a total of $58,000 for the years 2016 through 2020.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The levels assigned to the defined benefit plan assets as of December 31, 2010, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$675	$—	$—	$675
U.S. government and agency securities	498	—	—	498
Corporate bonds and notes	—	571	—	571
Mutual funds	3,400	—	—	3,400

Total assets	$4,573	$571	$—	$5,144

The levels assigned to the defined benefit plan assets as of December 31, 2009, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$269	$—	$—	$269
U.S. government and agency securities	693	—	—	693
Corporate bonds and notes	—	784	—	784
Mutual funds	2,993	—	—	2,993

Total assets	$3,955	$784	$—	$4,739

In connection with collective bargaining agreements, we participate with other companies in defined benefit pension plans. These plans cover substantially all of our contracted union employees not covered in the aforementioned plan. If we were to withdraw from participation in these multi-employer plans, we would be required to contribute our share of the plans’ unfunded benefit obligation. We have no intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2.1 million and $2.3 million for 2010 and 2009, respectively.

During July 2006, we merged the K&B and CFI’s profit sharing and 401(k) savings retirement plans for non-union employees. The merged plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made matching contributions and discretionary contributions of $509,000 and $570,000 during 2010 and 2009, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

13.	Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2011	$1,153
2012	727
2013	548
2014	418
2015	416

$3,262

Total rent expense under all operating leases for 2010 and 2009 was $1.5 million and $1.9 million, respectively.

Employment Agreements

The Company has employment agreements with four executives as of December 31, 2010, which run up to four more years. The agreements generally provide for an annual salary, a retention bonus, and an annual bonus based on an incentive compensation plan tied to financial performance and attainment of goals.

Legal Proceedings

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim has been made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants include CECO and its subsidiaries, The Kirk & Blum Manufacturing Company (“Kirk & Blum”), kbd/Technic, Inc., and CECO Abatement Systems, Inc. The complaint contains causes of action for negligence and a cause of action for breach of implied warranties, and the complainant is asking for unspecified compensatory damages and costs. The matter was submitted to court-ordered mediation in January 2011, which was unsuccessful. It is believed that the matter will proceed to trial in the third quarter of 2011. The Company’s insurance carriers have agreed to defend the claims, pursuant to reservation of rights letters, and have retained counsel to defend the Company. At this time, we believe that the claims are without merit and we intend to vigorously defend this suit. While there is a potential for an adverse verdict, the Company believes that any such loss other than $25,000 would be covered by insurance. No loss is considered probable at this time.

On January 13, 2011, the SEC initiated a non-public formal investigation relating to possible insider trading by affiliates of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. We have been informed by our Chairman of the Board that he has received a subpoena in connection with such inquiry. In accordance with the terms of our bylaws and the General Corporation Law of Delaware, we are advancing expenses incurred by our Chairman in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

One of the unions that represents employees of Kirk & Blum, Local Union 24 of the Sheet Metal Workers International Association (“Local 24”), has demanded to bargain with Kirk & Blum over the decision to close our Oakley facility and the effects of the closure in connection with the layoffs of approximately 40 unionized Kirk & Blum employees from that facility in 2010. Local 24 is requesting severance payments and other non-monetary consideration. No agreement has yet been reached; negotiations remain ongoing. Also, in September of 2010 Local 24 filed a grievance against Kirk & Blum under its collective bargaining agreement alleging improper subcontracting to an outside vendor. In January of 2011, the grievance was heard by a panel of the National Joint Adjustment Board for the Sheet Metal Industry, which resulted in a deadlock. The next National Adjustment Board panel hearing is expected to take place in June 2011. In addition, in September and November of 2010, the Sheet Metal Workers International Association (“SMWIA”) requested certain information relating to the Company’s facility closure decisions, the subcontracting of work to outside vendors, and related matters such as equipment transfers and union employee layoffs. The Company has responded to SMWIA’s requests and SMWIA has not at this time taken any further action. If any of these matters is not resolved to the satisfaction of the parties, SMWIA and/or Local 24 may take legal action such as filing unfair labor practice charges with the National Labor Relations Board and/or filing additional grievances under the applicable collective bargaining agreement(s). Should this occur, the Company intends to contest any such claims or charges vigorously, which the Company believes to be without merit. No loss is considered probable or estimable at this time for these union matters.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to these matters. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases.

14.	Income Taxes

Income (loss) from continuing operations before income taxes was generated in the United States and abroad as follows:

	2010	2009
Domestic	$1,978	$(15,843)
Foreign	1,698	(2,068

	$3,676	$(17,911)

The Company currently intends to indefinitely reinvest its unrepatriated Foreign earnings which is immaterial as of December 31, 2010.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

$ in thousands	2010	2009
Current:
Federal	$1,257	$(264)
State	316	77
Foreign	197	(109)

	1,770	(296)

Deferred:
Federal	(209)	(2,278)
State	(190)	(570)

	(399)	(2,848)

	$1,371	$(3,144)

The income tax provision (benefit) from continuing operations differs from the statutory rate due to the following:

$ in thousands	2010	2009
Tax expense (benefit) at statutory rate	$1,243	$(6,090)
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit (expense)	144	(946)
Domestic Production Activities deduction	(132)	-0-
Change in uncertain tax position reserves	(254)	(34)
Permanent differences, including certain Goodwill impairment charges	317	4,035
Impact of foreign rate differences and adjustments	53	(109)

	$1,371	$(3,144)

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset consisted of the following at December 31:

$ in thousands	2010	2009
Current deferred tax assets (liabilities) attributable to:
Accrued expenses	$153	$732
Deferred state taxes	(52)	13
Reserves on assets	820	223
Inventory	21	—
Prepaid expenses	(235)	(322)

Current deferred tax asset (included in prepaid expenses and other current assets)	707	646

Noncurrent deferred tax assets (liabilities) attributable to:
Depreciation	(1,032)	(2,034)
Goodwill and intangibles	514	1,133
Other	(9)	3
Minimum pension and postretirement liability	1,129	1,246

Net noncurrent deferred income tax asset	602	348

Net deferred tax asset	$1,309	$994

Gross deferred tax assets were $2.9 million and $4.9 million at December 31, 2010 and 2009, respectively. Gross deferred tax liabilities were $1.6 million and $3.9 million at December 31, 2010 and 2009, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Included in Other noncurrent deferred income tax assets at December 31, 2010 are $114,000 of state net operating loss credit carry forwards, certain of which are net of an aggregate of $185,000 of valuation allowances. State net operating loss credit carry forwards expire from 2017 to 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company accounts for uncertain tax positions pursuant to FASB Accounting Standards Codification Topic 740. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows:

	2010	2009
Balance as of January 1	$337,000	$411,000
Reductions for expirations on tax positions of prior years	(254,000)	(74,000)

Balance as of December 31	$83,000	$337,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized approximately $14,000 and $52,000 respectively, in interest, resulting in accruals, after expirations, of $3,000 and $50,000 as of December 31, 2010 and 2009 respectively. Tax years going back to 2007 remain open for Federal and all significant states. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate.

15.	Related Party Transactions

During 2010 and 2009, we paid Icarus $120,000 per year for use of its space and other office expenses of our Toronto office. During 2010 and 2009, we paid fees of $360,000 to Icarus for management consulting services. These services were provided by Phillip DeZwirek, the then Chief Executive Officer and current Chairman of our Board, through Icarus.

As described in Note 10, on November 26, 2009, the Company issued the Investor Notes to a group of investors which includes Icarus ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

16.	Major Customers and Foreign Sales and Assets

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2010 or 2009.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

For 2010 and 2009, sales to customers outside the United States, including export sales, accounted for approximately 19% and 12% respectively, of consolidated net sales. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars. Of consolidated long lived assets, $3.7 million and $3.6 million were located outside of the United States as of December 31, 2010 and 2009, respectively.

17.	Discontinued Operations

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

Operating results of discontinued operations are as follows:

$ in thousands	Year Ended December 31,
	2010	2009

Net sales	$474	$5,529

Loss from discontinued operations, before income taxes	$(317)	$(465)
Income tax benefit	(117)	(200)

Loss from discontinued operations	$(200)	$(265)

Assets and liabilities related to discontinued operations consisted of the following:

	December 31,
$ in thousands	2010	2009
Assets
Accounts receivable	$45	$1,356
Inventories	—	37
Costs and estimated earnings in excess of billings on uncompleted contracts	—	299
Prepaid expenses and other	31	185

Total current assets of discontinued operations	76	1,877
Property, plant and equipment, net	—	57

Total assets of discontinued operations	$76	$1,934

Liabilities
Accounts payable and accrued expenses	$—	$533
Billings in excess of costs and estimated earnings on uncompleted contracts	—	115

Total current liabilities of discontinued operations	—	648
Other liabilities	—	—

Total liabilities of discontinued operations	$—	$648

18. Business Segment Information

CECO’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Operating income” line on the Statement of Operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

Engineered Equipment and Parts Group

Our Engineered Equipment and Parts Group is comprised of CECO Filters, Busch International, CECO Abatement, Effox, FKI, Flextor and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

Contracting/Services Group

Our Contracting/Services Group is comprised of the contracting/services operations of our Kirk & Blum divisions. We provide custom metal fabrication services at our Kirk & Blum Columbia Tennessee and Louisville Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals.

Component Parts Group

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1.

Summary of Business by Segment

$ in thousands	Engineered Equipment and Parts	Contracting/ Services	Component Parts	Corporate and other(a)	Eliminations	Consolidated

Gross revenues
2010	$97,339	$37,122	$18,148	$1,548	$(13,555)	$140,602
2009	$90,841	$41,451	$14,067	$1,462	$(8,836)	$138,985

Operating income (loss)
2010	$9,314	$28	$2,798	$(6,830)	$(274)	$5,036
2009	$423	$(1,445)	$565	$(15,309)	$(64)	$(15,830)

Identifiable assets
2010	$107,649	$46,251	$4,616	$(20,161)	$(63,564)	$74,791
2009	$78,547	$45,400	$3,140	$(11,395)	$(38,177)	$77,515

Goodwill
2010	$14,713	$—	$—	$—	$—	$14,713
2009	$14,591	$—	$—	$—	$—	$14,591

Property and equipment additions
2010	$386	$109	$97	$62	$—	$654
2009	$101	$465	$45	$388	$—	$999

Depreciation and amortization
2010	$998	$421	$186	$153	$—	$1,758
2009	$1,296	$855	$260	$108	$—	$2,519

(a)	Includes Corporate expenses, and the operations of our Engineering Group. The Engineering Group is not significant to the overall operations of the Company.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2010 and 2009

19.	Property and Equipment Held for Sale

In order to operate at a higher utilization rate and to increase operational efficiency, the Company determined to shift production it its North American facilities by scaling down the Kirk & Blum Contracting Services and Fabrication production at its plants in Cincinnati, Ohio; Indianapolis, Indiana; and Lexington, Kentucky and migrating such production to its facilities in Louisville, Kentucky; Columbia, Tennessee; Greensboro, North Carolina; and Canton, Mississippi. The Company closed the sale of the Cincinnati and Lexington plants in December 2010. An impairment charge of $324,000 was recorded in the fourth quarter of 2010 to reflect the loss on the pending sale of Indianapolis which was under contract and was sold in February 2011, and the assets of $526,000 are classified as held for sale as of December 31, 2010.