Form 10-Q
period 2011-03-31
CECO ENVIRONMENTAL CORP
filed 2011-05-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4625 Red Bank Road, Cincinnati, Ohio 45227

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

Class: Common, par value $.01 per share outstanding at May 5, 2011 – 14,332,806

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

MARCH 31, 2011

CECO ENVIRONMENTAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share data

	MARCH 31, 2011	DECEMBER 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$5,792
Accounts receivable, net	24,867	26,772
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	8,936	8,345
Inventories, net (Note 3)	4,835	4,432
Prepaid expenses and other current assets	2,580	2,509
Assets held for sale (Note 17)	—	526
Current assets of discontinued operations (Note 16)	71	76

Total current assets	47,985	48,452

Property, plant and equipment, net	5,789	5,880
Goodwill (Note 5)	14,788	14,713
Intangible assets – finite life, net (Note 5)	844	966
Intangible assets – indefinite life (Note 5)	3,234	3,225
Deferred income tax asset, net	602	602
Deferred charges and other assets	751	953

	$73,993	$74,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt (Note 8)	$113	$—
Accounts payable and accrued expenses	16,108	17,041
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	6,997	7,810
Accrued income taxes	1,157	1,646

Total current liabilities	24,375	26,497
Other liabilities	2,332	2,320
Convertible subordinated notes (including related parties notes of $3,800) (Note 8)	10,600	10,800

Total liabilities	37,307	39,617

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,468,726 and 14,456,659 shares issued in 2011 and 2010, respectively	145	144
Capital in excess of par value	43,317	43,237
Accumulated deficit	(4,985)	(6,243)
Accumulated other comprehensive loss	(1,435)	(1,608)

	37,042	35,530
Less treasury stock, at cost 137,920 shares in 2011 and 2010	(356)	(356)

Total shareholders’ equity	36,686	35,174

	$73,993	$74,791

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Net sales	$35,956	$35,021
Cost of sales	27,483	27,004

Gross profit	8,473	8,017
Selling and administrative	5,947	7,234
Amortization	111	135

Income from operations	2,415	648
Other expense, net	(27)	(85)
Interest expense (including related party interest of $56 and $56, respectively)	(290)	(293)

Income from continuing operations before income taxes	2,098	270
Income tax expense	840	103

Income from continuing operations	1,258	167
Loss from discontinued operations (see Note 16), net of tax	—	(70)

Net income	$1,258	$97

Per share data:
Basic income from continuing operations	$0.09	$0.01
Basic loss from discontinued operations	0.00	0.00

Basic net income	$0.09	$0.01

Diluted income from continuing operations	$0.08	$0.01
Diluted loss from discontinued operations	0.00	0.00

Diluted net income	$0.08	$0.01

Weighted average number of common shares outstanding:
Basic	14,313,851	14,296,832

Diluted	17,093,235	14,358,267

The notes to the condensed consolidated financial statements are an integral part of the above statement.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,258	$97
Net loss from discontinued operations	—	(70)

Net income from continuing operations	1,258	167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377	419
Amortization of deferred financing fees	23	34
Gain on sales of operating equipment	—	(8)
Share based compensation expense	252	224
Bad debt expense	79	100
Provision for inventory obsolescence	78	138
Changes in operating assets and liabilities:
Accounts receivable	1,826	883
Inventories	(481)	(588)
Costs and estimated earnings in excess of billings on uncompleted contracts	(591)	507
Prepaid expenses and other current assets	(71)	416
Deferred charges and other assets	179	309
Accounts payable and accrued expenses	(933)	(2,339)
Billings in excess of costs and estimated earnings on uncompleted contracts	(813)	(2,728)
Accrued income taxes	(489)	—
Other liabilities	98	52

Net cash provided by (used in) continuing operating activities	792	(2,414)
Net cash provided by discontinued operating activities	5	675

Net cash provided by (used in) operating activities	797	(1,739)

Cash flows from investing activities:
Acquisitions of property and equipment	(160)	(188)
Net proceeds from sale of property	526	—

Net cash provided by (used in) investing activities	366	(188)

Cash flows from financing activities:
Net borrowings on revolving credit line	113	1,852
Proceeds from exercise of stock options	59	—
Cash paid for deferred financing costs	—	(320)
Cash paid to repurchase common shares	(431)	—
Repayment of term debt	—	(137)

Net cash (used in) provided by financing activities	(259)	1,395

Net increase (decrease) in cash	904	(532)
Cash and cash equivalents at beginning of the period	5,792	1,393

Cash and cash equivalents at end of the period	$6,696	$861

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$200	$—

Cash paid (refunded) during the period for:
Interest	$428	$428

Income taxes	$1,695	$(48)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and of cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. (“H.M. White”). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. See footnote 15 for additional details.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

3. Inventories

$ in thousands	March 31, 2011	December 31, 2010
Raw materials and subassemblies	$3,211	$2,973
Finished goods	1,166	1,144
Parts for resale	666	562
Reserve for obsolescence	(208)	(247)

	$4,835	$4,432

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $78 and $138 for the three month periods ended March 31, 2011 and 2010, respectively.

4. Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	March 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$74,811	$76,137
Estimated earnings	19,103	17,471

	93,914	93,608
Less billings to date	(91,975)	(93,073)

	$1,939	$535

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31, 2011	December 31, 2010

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,936	$8,345
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,997)	(7,810)

	$1,939	$535

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

5. Goodwill and Intangible Assets

$ in thousands	Three months ended March 31, 2011		Year ended December 31, 2010
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,713	$3,225	$14,591	$3,209

Foreign currency adjustments	75	9	122	16

	$14,788	$3,234	$14,713	$3,225

	As of March 31, 2011		As of December 31, 2010
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,414	$1,133	$1,414	$1,111

Customer lists	1,668	1,107	1,661	1,022

Employment contracts	250	248	424	400

	$3,332	$2,488	$3,499	$2,533

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

Also as required by current accounting rules, we complete an annual (or more often if circumstances require) impairment test for our goodwill. In performing these assessments, the carrying value of each reporting unit is compared to its estimated fair value, as calculated by the discounted present value of cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. The Company’s fourth quarter 2010 annual evaluation of goodwill did not indicate an impairment of the goodwill for any of the Company’s reporting units.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

Amortization of finite life intangibles for the three months ended March 31, 2011 and 2010 was $126,000 and $135,000, respectively. Over the next five years amortization expense for these finite life intangible assets will be $298,000 for the remainder of 2011, $316,000 in 2012, $130,000 in 2013, $69,000 in 2014 and $6,000 in 2015.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Business Segment Information

CECO’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statement of Income.

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

Component Parts Group

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

$ in thousands	Engineered Equipment and Parts	Contracting/ Services	Component Parts	Corporate and other (a)	Eliminations	Consolidated
Net sales
Three months ended March 31, 2011	$26,896	$8,407	$4,749	$329	$(4,425)	$35,956
Three months ended March 31, 2010	$23,973	$9,174	$4,067	$305	$(2,498)	$35,021

Operating income (loss)
Three months ended March 31, 2011	$2,111	$831	$907	$(1,507)	$73	$2,415
Three months ended March 31, 2010	$2,803	$(770)	$340	$(1,602)	$(123)	$648

Identifiable assets
As of March 31, 2011	$114,330	$47,108	$4,917	$(23,929)	$(68,433)	$73,993
As of December 31, 2010	$107,649	$46,251	$4,616	$(20,161)	$(63,564)	$74,791

Goodwill
As of March 31, 2011	$14,788	$—	$—	$—	$—	$14,788
As of December 31, 2010	$14,713	$—	$—	$—	$—	$14,713

Property and equipment additions
Three months ended March 31, 2011	$54	$9	$—	$97	$—	$160
Three months ended March 31, 2010	$91	$18	$21	$58	$—	$188

Depreciation and amortization
Three months ended March 31, 2011	$229	$57	$41	$50	$—	$377
Three months ended March 31, 2010	$223	$115	$46	$35	$—	$419

(a)	Includes Corporate expenses, and the operations of our Engineering Group. The Engineering Group is not significant to the overall operations of the Company.

7. Earnings Per Share

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2011 and 2010, basic weighted average common shares outstanding were 14,313,851 and 14,296,832, respectively, and diluted average common shares outstanding were 17,093,036 and 14,358,267, respectively. Effective January 1, 2009, the Company adopted ASC 260-10-65-2, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC Topic 260, “Earnings per Share”, when computing basic and diluted EPS. Losses are only allocable to participating securities if the holder has a contractual obligation to share in the losses of the Company.

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month period ended March 31, 2011, there were no non-vested restricted share awards outstanding . For the three month period ended March 31, 2010, 47,308 non vested restricted share awards were included in the computation of basic weighted average common shares outstanding.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three month periods ended March 31, 2011 and 2010, 425,000 and 1,150,000 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net after tax impact of interest related to the Investor Notes (see Note 8) unless the effect is anti-dilutive. The net after tax impact of interest related to the Note and Investor Notes for the three month periods ended March 31, 2011 and 2010 was approximately $95,000 and $97,000, respectively. Because of a dilutive effect, net income was adjusted for this net impact for the three month period ended March 31, 2011 and 2,668,333 shares were included in the computation of diluted weighted average common shares outstanding. Because of an anti-dilutive effect, net income was not adjusted for this impact for the three month period ended March 31, 2010 and 2,700,000 shares were excluded from the computation of dilutive weighted average common shares outstanding for that period.

8. Debt

Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20.0 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50 % of eligible inventories up to $7.5 million. No amounts were outstanding on the Bank Facility as of March 31, 2011 or December 31, 2010. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2011 was $10.6 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of March 31, 2011 and March 31, 2010 was 3.0% and 3.95%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014 (which was nonetheless paid off in 2010). The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three, which reduced our interest rates by 0.5%. No fees were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants that require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

The bank debt at March 31, 2011 consists of $0.1 million due on a revolving line of credit at Flextor, our Canadian subsidiary.

On November 26, 2009, the Company issued $10.8 million principal amount unsecured convertible subordinated promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods was $162,000 and $324,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at March 31, 2011 and December 31, 2010 was $10.6 million and $10.8 million, respectively. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31,
	2011	2010
Pension plan:
Service cost	$10	$54
Interest cost	92	94
Expected return on plan assets	(97)	(94)
Amortization of prior service cost	—	2
Amortization of net actuarial loss	63	54

Net periodic benefit cost	$68	$110

Health care plan:
Interest cost	$—	$4
Amortization of gain	(1)	(1)

Net periodic benefit cost	$(1)	$3

We made contributions to our defined benefit plans in the first quarter of 2011 totaling $58,000. We anticipate contributing $349,000 to fund the pension plan and $21,000 for the retiree health care plan during the remainder of fiscal of 2011.

The funded status for both plans is calculated based on the projected postretirement benefit obligation.

10. Stock-Based Compensation

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $252,000 and $224,000 during the quarters ended March 31, 2011 and 2010, respectively.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2011 and December 31, 2010, the liability for uncertain tax positions totaled approximately $86,000. The Company recognizes interest accrued related to uncertain taxpositions in interest expense and penalties in income tax expense.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension and postretirement liability that do not directly impact net earnings and translation gains and losses for foreign operations. Comprehensive income of $1,432,000 included net income of $1,258,000 and a translation gain of $174,000 for the three month period ended March 31, 2011, and comprehensive income of $204,000 for the three month period ended March 31, 2010 included net income of $97,000 and a translation gain of $107,000.

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

$ in thousands	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Beginning Balance	$455	$498
Provision	144	100
Payments	(137)	(67)

Ending Balance	$462	$531

14. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets and accounts payable. The carrying values of these financial instruments approximate fair value at March 31, 2011 and December 31, 2010, due to their short-term nature.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

15. Commitments and Contingencies – Legal Matters

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

On January 13, 2011, the SEC initiated a non-public formal investigation relating to possible insider trading by affiliates of and/or the Company. We have been cooperating with and intend to continue to cooperate with the SEC. We have been informed by our Chairman of the Board that he has received a subpoena in connection with such inquiry. In accordance with the terms of our bylaws and the General Corporation Law of Delaware, we are advancing expenses incurred by our Chairman in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

One of the unions, Local 24 of the Sheet Metal Workers International Association, that represented former employees of Kirk & Blum has filed a demand to bargain under its collective bargaining agreement over the decision to close our Oakley facility and the effects of any such closing in connection with the layoffs of approximately 40 union employees of Kirk & Blum in 2010. The union is requesting severance payments and other non-monetary items. The parties have been in negotiations and in January 2011, the grievance was heard by a panel of the National Joint Adjustment Board for the Sheet Metal Industry, which resulted in a deadlock. The next National Adjustment Board panel hearing is expected to take place in Indianapolis, Indiana on June 21, 2011. In addition, the Sheet Metal Workers International Association has requested information relating to the Company’s facility closure decisions, the subcontracting to outside vendors of work, and related matters such as equipment transfers and union employee layoffs. If neither of these matters is settled to the satisfaction of the parties, the unions may file charges with the National Labor Relations Board or file grievances under the applicable collective bargaining agreement. We believe this demand is without merit and intend to vigorously defend these matters. No loss is considered probable or estimable at this time for these matters.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to these matters. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters.

16. Discontinued Operations

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

Operating results of discontinued operations are as follows:

$ in thousands	Three months ended March 31,
	2011	2010
Net sales	$—	$128

Loss from discontinued operations, before income taxes	$—	$(113)
Income tax benefit	—	(43)

Loss from discontinued operations	$—	$(70)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	March 31, 2011	December 31, 2010
Assets
Accounts receivable	$40	$45
Prepaid expenses and other	31	31

Total current assets of discontinued operation	$71	$76

17. Property, Plant and Equipment for Sale

The Kirk & Blum Contracting/Services Indianapolis plant was sold in February 2011. An impairment charge of $324,000 was recorded in the fourth quarter of 2010 to reflect the loss on the pending sale and the assets of $526,000 were classified as held for sale as of December 31, 2010.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18. Stock purchase

During the first quarter of 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the current market price of $5.84 for a total transaction value of $430,647.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 reflect the operations of the Company consolidated with the operations of its subsidiaries.

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

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States.

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

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside of factories.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of operations

Summary of Business by Segment

$ in thousands	Engineered Equipment and Parts	Contracting/ Services	Component Parts	Corporate and other (a)	Eliminations	Consolidated
Net sales
Three months ended March 31, 2011	$26,896	$8,407	$4,749	$329	$(4,425)	$35,956
Three months ended March 31, 2010	$23,973	$9,174	$4,067	$305	$(2,498)	$35,021

Operating income (loss)
Three months ended March 31, 2011	$2,111	$831	$907	$(1,507)	$73	$2,415
Three months ended March 31, 2010	$2,803	$(770)	$340	$(1,602)	$(123)	$648

Identifiable assets
As of March 31, 2011	$114,330	$47,108	$4,917	$(23,929)	$(68,433)	$73,993
As of December 31, 2010	$107,649	$46,251	$4,616	$(20,161)	$(63,564)	$74,791

Goodwill
As of March 31, 2011	$14,788	$—	$—	$—	$—	$14,788
As of December 31, 2010	$14,713	$—	$—	$—	$—	$14,713

Property and equipment additions
Three months ended March 31, 2011	$54	$9	$—	$97	$—	$160
Three months ended March 31, 2010	$91	$18	$21	$58	$—	$188

Depreciation and amortization
Three months ended March 31, 2011	$229	$57	$41	$50	$—	$377
Three months ended March 31, 2010	$223	$115	$46	$35	$—	$419

Consolidated Results

	For the three months ended March 31,
($’s in millions)	2011	2010
Net sales from continuing operations	$36.0	$35.0
Cost of sales from continuing operations	27.5	27.0

Gross profit from continuing operations	$8.5	$8.0
Percent of sales	23.6%	22.9%
Selling and administrative expenses from continuing operations	$5.9	$7.2
Percent of sales	16.4%	20.6%
Operating income from continuing operations	$2.4	$0.6
Percent of sales	6.7%	1.7%

Consolidated net sales from continuing operations for the first quarter were $36.0 million, an increase of 2.7% or $1.0 million compared to the same quarter in 2010. The increase in first quarter net sales from continuing operations was attributable to a 12.2% increase in our Engineered Equipment and Parts Group sales and a 16.8% increase in the Component Parts Group sales offset by a 8.4% decrease in our Contracting/Services Group sales. The Engineered Equipment and Parts Group sales increased primarily due to increased demand for our Fisher-Klosterman FCC Cyclones products and increased demand for our Effox/Flextor dampers and expansion joints. The Component Parts Group sales increase was due to continuing demand from small contractors for their products. The Contracting/Services Group sales continue to be negatively impacted by economic conditions.

Orders booked from continuing operations in the first quarter of 2011 were $33.3 million as compared to $27.1 million during the first quarter of 2010, an increase of $6.2 million or 23%. Bookings have primarily improved due to the recovering economy.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

First quarter 2011 gross profit from continuing operations was $8.5 million compared to gross profit from continuing operations of $8.0 million during the same period in 2010. This $0.5 million increase in gross profit was the result of increased overall revenues. Gross profit from continuing operations, as a percentage of sales, increased to 23.6% in the first quarter 2011 from 22.9% in the comparable prior year quarter. Engineered Equipment and Parts Group revenues before intercompany eliminations, which generate higher margins, comprised 74.8 % of our current quarterly revenues compared to 68.5% for the same period last year. This shift in product mix is due to the greater impact of the recovering economy on the Engineered Equipment and Parts Group. Additionally, the first quarter of 2010 was negatively affected by lower margins in our Contracting Group due to the impact of significant costs incurred on a large project.

Selling and administrative expenses from continuing operations decreased by $1.3 million to $5.9 million from $7.2 million during the first quarter of 2011 compared to the same period of 2010. Reduced wages and fringe benefits across all segments accounted for $1.2 million of this reduction. This was primarily the result of our streamlined staffing levels.

Amortization expense, which is primarily related to acquisition intangibles, decreased to $111,000 for the three months ended March 31, 2011 compared to $135,000 for the three months ended March 31, 2010. This decrease was due primarily to intangibles related to prior acquisitions becoming fully amortized.

Operating income from continuing operations increased by $1.8 million to $2.4 million in the first quarter of 2011 compared to $0.6 million during the same quarter of 2010. This increase was due to primarily to significant improvement in the operating income of our Contracting/Services Group and Component Parts Group, offset by a decrease in the operating income of our Engineered Equipment and Parts Group. The operating income of our Engineered Equipment and Parts Group declined due primarily to one, lower margin project at our Effox/Flextor division.

Interest expense for the three months ended March 31, 2011 remained constant at $0.3 million.

Federal and state income tax expense totaled $0.8 million during the first quarter of 2011 compared to $0.1 million during the first quarter of 2010. The estimated federal and state income tax rate in the first quarter of 2011 was 40% compared to 38% in 2010. Our effective income tax rate is affected by certain permanent differences including foreign income, expenses for stock based compensation and domestic manufacturing deductions.

Net income from continuing operations for the quarter ended March 31, 2011 was $1.3 million compared to net income from continuing operations of $0.2 million for the same period in 2010, and net income for the quarter ended March 31, 2011 was $1.3 million compared to net income of $0.1 million for the same period in 2010.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations, as of March 31, 2011, was $51.6 million compared to $54.3 million as of December 31, 2010. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. At March 31, 2011 and December 31, 2010, cash and cash equivalents totaled $6.7 million and $5.8 million, respectively. The current cash balance is primarily the result of net proceeds from the sale of several Contracting/ Services Group properties in the third and fourth quarters of 2010 and the first quarter of 2011. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit or other indebtedness.

Total bank debt at March 31, 2011 was $0.1 million and nil at December 31, 2010. The bank debt at March 31, 2011 consists of $0.1 million due on the revolving lines of credit. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20.0 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50 % of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2011 was $10.6 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of March 31, 2011 and March 31, 2010 was 3.0% and 3.95%, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

$ in millions	3/31/11	12/31/10
Eligible accounts receivable at 70%	$10.9	$14.4
Net unbilled revenues at 50% up to $1.0 million	0.8	0.0
Eligible inventory at 50% up to $7.5 million	2.0	1.9
Borrowing base reserves required by lender	0.5	0.5

Borrowing base	$14.2	$16.8
Revolving loan principal amount	(0.0)	(0.0)
Letters of credit	(3.6)	(5.1)

Loan availability	$10.6	$11.7

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014 (which was nonetheless paid off in 2010). The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid to level one, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three which reduced our interest rates by 0.5%. No fees were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On November 26, 2009, the Company issued $10.8 million principal amount unsecured convertible subordinated promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods was $162,000 and $324,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available for use for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at March 31, 2011 and December 31, 2010, was $10.6 million and $10.8 million, respectively. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2011	2010
Net cash provided by (used in) continuing operating activities	$792	$(2,414)

Net cash provided by discontinued operating activities	5	675

Net cash provided by (used in) investing activities	366	(188)
Net cash (used in) provided by financing activities	(259)	1,395

Net increase (decrease) in cash	$904	$(532)

For the three months ended March 31, 2011, $0.8 million of cash was provided by continuing operating activities compared to $2.4 million used by continuing operating activities for the same period in 2010. The $3.2 million increase in cash flows from continuing operating activities was due to an increase in net income of $1.2 million and a net $2.2 million decrease in non-cash working capital requirements. The net decrease in working capital requirements was largely due to a $0.9 million increase in cash provided by the change in accounts receivable, primarily due to higher revenues, and an increase in cash provided by the change in uncompleted contract balances of $0.8 million. Cash used for accounts payable decreased to $0.9 million from cash used of $2.3 million in the 2010 quarter for a net change of $1.4 million. These working capital changes were offset by a $0.5 million use of cash in the first quarter of 2011 for a reduction in income taxes payable.

Our net investment in working capital (excluding cash and cash equivalents, current portion of debt and working capital from discontinued operations) at March 31, 2011 was $17.0 million as compared to $16.1 million at December 31, 2010. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income.

For the three months ended March 31, 2011, net cash provided by investing activities related to proceeds from the sale of our Indianapolis facility of $0.5 million offset by capital expenditures for property and equipment of $0.2 million. For the three months ended March 31, 2010 capital expenditures for property and equipment totaled $0.2 million.

For the three months ended March 31, 2011, financing activities included net borrowings by our Canadian subsidiary which provided cash of $0.1 million compared with cash provided of $1.9 million for borrowings from our Bank Facility during the same period of 2010. Additionally, cash of $0.4 million was used in the first quarter of 2011 to purchase the CECO shares held by a retiring executive.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum value of shares that may yet be purchased under the program
January 1 to January 31, 2011(1)	73,741	$5.84	—	—
February 1 to February 28, 2011	—	—	—	—
March 1 to March 31, 2011	—	—	—	—

Total	73,741	$5.84	—	—

(1)	Represents shares purchased from Richard Blum, our former President and Director, in a private transaction pursuant to a letter agreement between the Company and Mr. Blum dated January 5, 2011.

ITEM 6.	Exhibits

10.1	Letter agreement between CECO Environmental Corp. and Richard Blum dated January 5, 2011 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2011).

31.1	Rule 13(a)/15d- 14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d- 14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ DENNIS W. BLAZER

Dennis W. Blazer
V.P. - Finance and Administration and Chief
Financial Officer

Date: May 11, 2011