Form 10-Q
period 2011-06-30
CECO ENVIRONMENTAL CORP
filed 2011-08-12
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4625 Red Bank Road, Suite 200, Cincinnati, Ohio 45227

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

Class: Common, par value $.01 per share outstanding at August 8, 2011 – 14,341,997

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

JUNE 30, 2011

CECO ENVIRONMENTAL CORP.

Part I. Financial Information

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

Dollars in thousands, except per share data

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,439	$5,792
Accounts receivable, net	20,061	26,772
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	10,569	8,345
Inventories, net (Note 3)	5,381	4,432
Prepaid expenses and other current assets	2,819	2,509
Assets held for sale (Note 17)	0	526
Current assets of discontinued operations (Note 16)	67	76

Total current assets	47,336	48,452

Property and equipment, net	5,643	5,880
Goodwill (Note 5)	14,776	14,713
Intangibles – finite life, net (Note 5)	715	966
Intangibles – indefinite life (Note 5)	3,233	3,225
Deferred income tax asset, net	602	602
Deferred charges and other assets	754	953

	$73,059	$74,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt (Note 8)	$317	$0
Accounts payable and accrued expenses	14,337	17,041
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	5,496	7,810
Accrued income taxes	1,158	1,646

Total current liabilities	21,308	26,497
Other liabilities	2,322	2,320
Convertible subordinated notes (including related parties notes of $3,950) (Note 8)	10,600	10,800

Total liabilities	34,230	39,617

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,479,917 and 14,456,659 shares issued in 2011 and 2010, respectively	145	144
Capital in excess of par value	43,463	43,237
Accumulated deficit	(3,032)	(6,243)
Accumulated other comprehensive loss	(1,391)	(1,608)

	39,185	35,530
Less treasury stock, at cost, 137,920 shares in 2011 and 2010	(356)	(356)

Total shareholders’ equity	38,829	35,174

	$73,059	$74,791

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Net sales	$32,537	$34,776	$68,493	$69,797
Cost of sales	23,839	26,377	51,322	53,381

Gross profit	8,698	8,399	17,171	16,416
Selling and administrative	5,741	6,904	11,688	14,138
Amortization	112	125	223	260

Income from operations	2,845	1,370	5,260	2,018
Other income, (expense) net	360	32	333	(53)
Interest expense (including related party interest of $59 and $59, and $118 and $118, respectively	(284)	(308)	(574)	(601)

Income from continuing operations before income taxes	2,921	1,094	5,019	1,364
Income tax expense	968	417	1,808	520

Income from continuing operations	1,953	677	3,211	844
Loss from discontinued operations, net of tax (Note 16)	0	(95)	0	(165)

Net income	$1,953	$582	$3,211	$679

Per share data:
Basic income from continuing operations	$0.14	$0.05	$0.22	$0.06
Basic loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Basic net income	$0.14	$0.04	$0.22	$0.05

Diluted income from continuing operations	$0.12	$0.05	$0.20	$0.06
Diluted loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Diluted net income	$0.12	$0.04	$0.20	$0.05

Weighted average number of common shares outstanding:
Basic	14,334,116	14,304,047	14,324,040	14,299,598

Diluted	17,141,633	17,111,818	17,117,440	14,393,750

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,211	$679
Net loss from discontinued operations	0	(165)

Net income from continuing operations	3,211	844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	746	885
Amortization of deferred financing fees	46	63
Gain on sale of operating equipment	0	(8)
Share based compensation expense	387	511
Bad debt expense	146	132
Provision for inventory obsolescence	149	0
Changes in operating assets and liabilities:
Accounts Receivable	6,565	3,533
Inventories	(1,098)	(335)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,224)	546
Prepaid expenses and other current assets	(310)	746
Deferred charges and other assets	153	237
Accounts payable and accrued expenses	(2,704)	(4,718)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,314)	(3,231)
Accrued income taxes	(488)	0
Other liabilities	146	80

Net cash provided by (used in) continuing operating activities	2,411	(715)
Net cash provided by discontinued operating activities	9	779

Net cash provided by operating activities	2,420	64

Cash flows from investing activities:
Acquisition of property and equipment	(256)	(313)
Net proceeds from sale of property	526	0

Net cash provided by (used in) investing activities	270	(313)

Cash flows from financing activities:
Net borrowings on revolving credit lines	317	1,679
Proceeds from exercise of stock options	71	10
Cash paid for deferred financing costs	0	(320)
Cash paid for repurchase of common shares	(431)	0
Repayment of term debt	0	(218)

Net cash (used in) provided by financing activities	(43)	1,151

Net increase in cash	2,647	902
Cash and cash equivalents at beginning of the period	5,792	1,393

Cash and cash equivalents at end of the period	$8,439	$2,295

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$200	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded ) during the period for -
Interest	$667	$682

Income taxes	$2,824	$(15)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and of cash flows for the three-month and six month periods ended June 30, 2011 and 2010. The results of operations for the three-month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. (“H.M. White”). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. See footnote 16 for additional details.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

Recently Issued Accounting Pronouncements

ASC 220—In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, the Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements”, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

3. Inventories

$ in thousands	June 30, 2011	December 31, 2010
Raw materials and subassemblies	$3,550	$2,973
Finished goods	1,290	1,144
Parts for resale	820	562
Reserve for obsolescence	(279)	(247)

	$5,381	$4,432

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $71,000 and $85,000 for the three month period ended June 30, 2011 and 2010, and $149,000 and $223,000 for the six month period ended June 30, 2011 and 2010, respectively.

4. Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	June 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$65,839	$76,137
Estimated earnings	17,275	17,471

	83,114	93,608
Less billings to date	(78,041)	(93,073)

	$5,073	$535

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 30, 2011	December 31, 2010

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,569	$8,345
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,496)	(7,810)

	$5,073	$535

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

5. Goodwill and Intangible Assets

$ in thousands	Six months ended June 30, 2011		Year ended December 31, 2010
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,713	$3,225	$14,591	$3,209

Foreign currency adjustments	63	8	122	16

	$14,776	$3,233	$14,713	$3,225

	As of June 30, 2011		As of December 31, 2010
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,414	$1,155	$1,414	$1,111

Customer lists	1,668	1,212	1,661	1,022

Employment contracts	250	250	424	400

	$3,332	$2,617	$3,499	$2,533

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization of finite life intangibles for the three months ended June 30, 2011 and 2010 was $112,000 and $125,000, respectively and for the six months ended June 30, 2011 and 2010 was $223,000 and $260,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $171,000 for the remainder of 2011, $316,000 in 2012, $130,000 in 2013, $69,000 in 2014 and $6,000 in 2015.

6. Business Segment Information

CECO’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Operations.

Engineered Equipment and Parts Group

Our Engineered Equipment and Parts Group, located in the United States as well as Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox, FKI, Flextor and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

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

Component Parts Group

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010
Net Sales
Engineered equipment and parts
United States	$19,862	$18,150	$42,106	$38,956
Canada	1,588	3,356	4,362	6,117
Brazil	867	79	987	220
China	2,002	1,047	3,669	1,182
India	34	488	125	618

Subtotal	24,353	23,120	51,249	47,093
Contracting / Services	6,863	9,427	15,270	18,601
Component Parts	4,554	4,728	9,303	8,795
Corporate and other (a)	298	463	627	768
Eliminations	(3,531)	(2,962)	(7,956)	(5,460)

Net sales	$32,537	$34,776	$68,493	$69,797

(a) Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company.

Net Operating Income (Loss)
Engineered equipment and parts	$2,898	$2,042	$5,009	$4,845
Contracting / Services	547	379	1,378	(391)
Component Parts	947	706	1,854	1,046
Corporate and other (b)	(1,435)	(1,728)	(2,942)	(3,330)
Eliminations	(112)	(29)	(39)	(152)

Net operating income (loss)	$2,845	$1,370	$5,260	$2,018

(b)     Includes Corporate compensation, professional services, information technology, and other general and administrative Corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property and Equipment Additions
Engineered equipment and parts	$12	$101	$66	$192
Contracting / Services	—	6	9	24
Component Parts	32	16	32	37
Corporate and other (c)	52	2	149	60

Property and equipment additions	$96	$125	$256	$313

(c) Includes Corporate and Engineering Group property and equipment additions.

Depreciation and Amortization
Engineered equipment and parts	$215	$270	$444	$493
Contracting / Services	57	115	114	230
Component Parts	42	45	83	91
Corporate and other (d)	55	36	105	71

Depreciation and amortization	$369	$466	$746	$885

(d) Includes Corporate and Engineering Group depreciation and amortization.

	June 30,	December 31,
	2011	2010
Identifiable Assets
Engineered equipment and parts	$119,959	$107,649
Contracting / Services	47,216	46,251
Component Parts	5,075	4,616
Corporate and other (e)	(26,080)	(20,161)
Eliminations	(73,111)	(63,564)

Identifiable assets	$73,059	$74,791

(e) Includes Corporate and Engineering Group identifiable assets. Intercompany accounts receivable/payable for Corporate and the Engineering Group are included in these amounts.

Goodwill
Engineered equipment and parts	$14,776	$14,713
Contracting / Services	—	—
Component Parts	—	—

Goodwill	$14,776	$14,713

7. Earnings Per Share

For the three and six months ended June 30, 2011, basic weighted average common shares outstanding were 14,334,116 and 14,324,040, respectively, and for the three and six months ended June 30, 2010, basic weighted average common shares outstanding were 14,304,047 and 14,299,598, respectively. For the three and six months ended June 30, 2011, diluted common shares outstanding were 17,141,633 and 17,117,440, respectively, and for the three and six months ended June 30, 2010, diluted common shares outstanding were 17,111,818 and 14,393,750, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, no such dividends have been declared to date. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three month and six month periods ended June 30, 2011 there were no non-vested restricted share awards outstanding. For the three and six month periods ended June 30, 2010, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 41,334 and 44,304 respectively.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For each of the three and six month periods ended June 30, 2011, respectively, 426,250 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2010, respectively, 612,000 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Investor Notes (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the Investor Notes for the three and six month periods ended June 30, 2011 was expense of approximately $95,000 and $190,000 respectively. Net income was adjusted by this net impact for the three month and six month periods ended June 30, 2011 and 2,650,000 and 2,659,116 shares respectively were included in the computation of diluted weighted average common shares outstanding. The net impact of interest and other items related to the Investor Notes for the three and six month periods ended June 30, 2010 was expense of approximately $97,000 and $194,000 respectively. Net income was adjusted by this net impact for the three month period ended June 30, 2010 and 2,700,000 shares were included in the computation of diluted weighted average common shares outstanding. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for the six month period ended June 30, 2010 and 2,700,000 shares were excluded from the computation of diluted weighted average common shares outstanding.

8. Debt

Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20.0 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50% of eligible inventories up to $7.5 million. No amounts were outstanding on the Bank Facility as of June 30, 2011 or December 31, 2010. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2011 was $8.2 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver and the daily LIBOR rate plus 3.75% or the tranche LIBOR rate plus 3.25% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2011 and June 30, 2010 was 0.0% and 3.82%, respectively.

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

Terms of the Bank Facility, as amended, include financial covenants that require compliance at June 30, 2010 and each quarter through June 30, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of June 30, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

The bank debt at June 30, 2011 consists of $0.3 million due on a revolving line of credit at Flextor, our Canadian subsidiary.

On November 26, 2009, the Company issued $10.8 million principal amount unsecured convertible subordinated promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), Jonathan Pollack ($150,000 – JMP Fam Holdings Inc.) and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods ended June 30, 2011 was $159,000 and $316,000, respectively and $162,000 and $324,000 respectively for the time periods in 2010. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at June 30, 2011 and December 31, 2010 was $10.6 million and $10.8 million, respectively. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010
Retirement plan:
Service cost	$10	$54	$20	$108
Interest cost	92	94	184	188
Expected return on plan assets	(97)	(94)	(194)	(188)
Amortization of prior service cost	0	2	0	4
Amortization of net actuarial loss	63	54	126	108

Net periodic benefit cost	$68	$110	$136	$220

Health care plan:
Interest cost	$0	$4	$0	$8
Amortization of gain	(1)	(1)	(2)	(2)

Net periodic benefit cost	$(1)	$3	$(2)	$6

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2011 we have made contributions to our defined benefit plans totaling $139,000 . We anticipate contributing $268,000 to fund the pension plan during the remainder of fiscal 2011.

The funded status for our postretirement health care plan is calculated based on the projected postretirement benefit obligation.

10. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $135,000 and $242,000 during the quarters ended June 30, 2011 and 2010, respectively and $387,000 and $511,000 for the six month periods respectively.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2011 and December 31, 2010, the liability for uncertain tax positions totaled approximately $86,000. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension and postretirement liability that do not directly impact net earnings and translation gains and losses for foreign operations. Comprehensive income of $1,996,000 included net income of $1,953,000 and a translation gain of $43,000 for the three month period ended June 30, 2011, and comprehensive income of $462,000 for the three month period ended June 30, 2010 included net income of $582,000 and a translation loss of $(120,000).

Comprehensive income of $3,428,000 included net income of $3,211,000 and a translation gain of $217,000 for the six month period ended June 30, 2011, and comprehensive income of $666,000 for the six month period ended June 30, 2010 included net income of $679,000 and a translation loss of $(13,000).

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010
Beginning balance	$462	$531	$455	$498
Provision	67	100	211	200
Payments	(42)	(159)	(179)	(226)

Ending balance	$487	$472	$487	$472

14. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets and accounts payable. The carrying values of these financial instruments approximate fair value at June 30, 2011 and December 31, 2010, due to their short-term nature.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. Commitments and Contingencies – Legal Matters

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim was made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants included CECO and its subsidiaries, The Kirk & Blum Manufacturing Company (“Kirk & Blum”), kbd/Technic, Inc., and CECO Abatement Systems, Inc., with CECO and CECO Abatement Systems, Inc. later removed as parties. The complaint contained causes of action for negligence and a cause of action for breach of implied warranties, and the complainant was asking for unspecified compensatory damages and costs. The parties settled this matter on July 11, 2011 pursuant to a Mediation Settlement Agreement, under which Kirk & Blum and kbd/Technic, Inc. agreed to pay a settlement amount. The Mediation Settlement Agreement is subject to probate approval by the claimant’s estate. The Company’s insurance carriers have agreed to pay the agreed settlement amount and the Company’s expenses/deductible was previously accrued for this matter.

On January 13, 2011, the SEC initiated a non-public formal investigation relating to possible insider trading by affiliates of and/or the Company. We have been cooperating with and intend to continue to cooperate with the SEC. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us, our operations, or financial condition.

One of the unions, Local 24 of the Sheet Metal Workers International Association, that represented former employees of Kirk & Blum has filed a demand to bargain under its collective bargaining agreement over the decision to close our Oakley facility and the effects of any such closing in connection with the layoffs of approximately 40 union employees of Kirk & Blum in 2010. The union is requesting severance payments and other non-monetary items. The parties undertook negotiations and in January 2011, the grievance was heard by a panel of the National Joint Adjustment Board for the Sheet Metal Industry, which resulted in a deadlock. On June 21, 2011, the Company entered into a five year agreement with Sheet Metal Workers International Association, Local 24 and another local union to govern future interactions between the unions, the Company and its employees and to settle the pending demands and resolve all issues. Payments by the Company required under the agreement are not expected to be material.

Other income includes a payment to the Company of $359,000 related to short swing trading profits that were returned to the Company by a director and affiliated shareholder.

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

Operating results of discontinued operations are as follows:

$ in thousands	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$0	$305	$0	$433

Loss from discontinued operations, before income taxes	0	(153)	(0)	(266)
Income tax benefit	0	(58)	(0)	(101)

Loss from discontinued operations	0	$(95)	$0	$(165)

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	June 30, 2011	December 31, 2010
Assets
Accounts receivable	$36	$45
Prepaid expenses and other	31	31

Total current assets of discontinued operation	$67	$76

17. Property, Plant and Equipment for Sale

The Kirk & Blum Contracting/Services Indianapolis plant was sold in February 2011. An impairment charge of $324,000 was recorded in the fourth quarter of 2010 to reflect the loss on the pending sale and the assets of $526,000 were classified as held for sale as of December 31, 2010.

18. Stock purchase

During the first quarter of 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the current market price of $5.84 for a total transaction value of $430,647 and the shares were immediately retired.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010 reflect our operations consolidated with the operations of our subsidiaries.

We are one of the leading providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, “Fisher Klosterman”, “Flextor” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Additionally, due to our focus on international business, our backlog is now more diversified and; therefore, our business is not concentrated in a single country, industry or customer.

We operate in three segments: (1) the Contracting/Services Group, which produces air pollution control and industrial ventilation systems, (2) the Engineered Equipment and Parts Group, which produces various types of air pollution control equipment and (3) the Component Parts Group, which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures.

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

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010
Net Sales
Engineered equipment and parts
United States	$19,862	$18,150	$42,106	$38,956
Canada	1,588	3,356	4,362	6,117
Brazil	867	79	987	220
China	2,002	1,047	3,669	1,182
India	34	488	125	618

Subtotal	24,353	23,120	51,249	47,093
Contracting / Services	6,863	9,427	15,270	18,601
Component Parts	4,554	4,728	9,303	8,795
Corporate and other (a)	298	463	627	768
Eliminations	(3,531)	(2,962)	(7,956)	(5,460)

Net sales	$32,537	$34,776	$68,493	$69,797

(a) Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company.

Net Operating Income (Loss)
Engineered equipment and parts	$2,898	$2,042	$5,009	$4,845
Contracting / Services	547	379	1,378	(391)
Component Parts	947	706	1,854	1,046
Corporate and other (b)	(1,435)	(1,728)	(2,942)	(3,330)
Eliminations	(112)	(29)	(39)	(152)

Net operating income (loss)	$2,845	$1,370	$5,260	$2,018

(b)     Includes Corporate compensation, professional services, information technology, and other general and administrative Corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company.

Property and Equipment Additions
Engineered equipment and parts	$12	$101	$66	$192
Contracting / Services	—	6	9	24
Component Parts	32	16	32	37
Corporate and other (c)	52	2	149	60

Property and equipment additions	$96	$125	$256	$313

(c) Includes Corporate and Engineering Group property and equipment additions.

Depreciation and Amortization
Engineered equipment and parts	$215	$270	$444	$493
Contracting / Services	57	115	114	230
Component Parts	42	45	83	91
Corporate and other (d)	55	36	105	71

Depreciation and amortization	$369	$466	$746	$885

(d) Includes Corporate and Engineering Group depreciation and amortization.

	June 30,	December 31,
	2011	2010
Identifiable Assets
Engineered equipment and parts	$119,959	$107,649
Contracting / Services	47,216	46,251
Component Parts	5,075	4,616
Corporate and other (e)	(26,080)	(20,161)
Eliminations	(73,111)	(63,564)

Identifiable assets	$73,059	$74,791

(e) Includes Corporate and Engineering Group identifiable assets. Intercompany accounts receivable/payable for Corporate and the Engineering Group are included in these amounts.

Goodwill
Engineered equipment and parts	$14,776	$14,713
Contracting / Services	—	—
Component Parts	—	—

Goodwill	$14,776	$14,713

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
($’s in millions)	2011	2010	2011	2010
Net sales from continuing operations	$32.5	$34.8	$68.5	$69.8
Cost of sales from continuing operations	23.8	26.4	51.3	53.4

Gross profit from continuing operations	$8.7	$8.4	$17.2	$16.4
Percent of sales	26.8%	24.1%	25.1%	23.5%
Selling and administrative expenses from continuing operations	$5.7	$6.9	$11.7	$14.1
Percent of sales	17.5%	19.8%	17.1%	20.2%
Operating income from continuing operations	$2.8	$1.4	$5.3	$2.0
Percent of sales	8.6%	4.0%	7.7%	2.9%

Consolidated net sales from continuing operations for the second quarter decreased 6.6%, or $2.3 million, to $32.5 million in 2011 compared to $34.8 million in 2010. The decrease in revenues for the three months ended June 30, 2011 was due to a $2.6 million, or 27%, decrease in the Contracting/Services Group sales, which resulted from our facilities optimization and backlog pruning and a $0.2 million, or 4%, decrease in Component Parts revenues. These decreases were offset by a $1.2 million, or 5.3%, increase in the Engineered Equipment and Parts Group revenues. The decrease in the Contracting/Services Group sales was primarily the result of our facilities optimization and our intentional avoidance of lower margin contract work. The decrease in Component Parts revenues resulted from a reduction in demand for these products by smaller, independent contractors. Engineered Equipment and Parts Group revenues increased primarily due to increase demand for these products in China.

Consolidated net sales from continuing operations for the first six months of 2011 were $68.5 million, a decrease of $1.3 million, or 1.9%, compared to $69.8 million in 2010. The comparative six month decrease in net sales was attributable to a 17.9% or $3.3 million decrease in Contracting/Services Group revenues which resulted from our facilities optimization and backlog pruning. This decrease was offset by a 6%, or $0.5 million, increase in Component Parts Group revenues and a 9% ,or $4.2 million, increase in Engineered Equipment and Parts Group sales. The changes in revenues for the Contracting/Services Group and Engineered Equipment and Parts Group are the same as previously mentioned.

Orders booked from continuing operations were $33.5 million during the second quarter of 2011 and $66.8 million for the first six months of 2011, as compared to $31.3 million during the second quarter of 2010 and $58.4 million in the first half of 2010.

Second quarter 2011 gross profit from continuing operations was $8.7 million. This compares to gross profit from continuing operations of $8.4 million during the same period in 2010. Gross profit as a percentage of revenues for the three-month period ended June 30, 2011, increased by 2.7% percentage points to 26.8% compared with 24.1% for the comparable period in 2010. This increase was primarily the result of improvements in the Contracting /Services Group and Component Parts Group contribution margins offset by a slight decrease in Engineered Equipment and Parts Group contribution margins. The Engineered Equipment and Parts Group sales, before intercompany eliminations, increased to 68% of total sales for the second quarter of 2011 compared to 62% of total sales for the second quarter of 2010. The Component Parts Group sales, before intercompany eliminations, remained constant at 12% of total sales for the second quarter of 2011 and the Contracting/Services Group declined to 20% of total revenues compared to 25% for the second quarter of 2010.

Gross profit from continuing operations was $17.2 million for the first six months of 2011, an increase of $0.8 million compared to $16.4 million for the same period in 2010. Gross profit as a percentage of revenues for the first six months of 2011 increased to 25.1% compared to 23.5% for the same period in 2010. This increase was the result of the same factors described for the second quarter.

Selling and administrative expenses from continuing operations decreased by $1.2 million, or 17.4%, from $6.9 million to $5.7 million during the second quarter. This decrease was due primarily to continuing reductions in selling and administrative wages and benefits due to streamlining divisional operations and senior management reductions primarily from our Contracting Services Group. We are continuing our efforts to further streamline and centralize these selling and administrative expenses.

During the first six months of 2011 compared to the first six months of 2010, selling and administrative expenses from continuing operations declined $2.4 million from $14.1 million to $11.7 million. This decrease was due primarily to cumulative first and second quarter reductions in selling and administrative wages and benefits of $1.7 million. These reductions were also the result of streamlining as previously mentioned.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selling and administrative expense from continuing operations as a percentage of sales decreased from 19.8% to 17.5% for the quarter ended June 30, 2011 and decreased from 20.2% to 16.8% for the six months ended June 30, 2011. The decrease in selling and administrative expenses as a percentage of sales is primarily due to the factors mentioned previously.

Amortization expense decreased by $13,000 to $112,000 during the second quarter of 2011 from $125,000 in the same period of 2010 and decreased by $37,000 to $223,000 in the first six months of 2011 from $260,000 in the same period of 2010. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income was $2.8 million in the second quarter of 2011, an increase of $1.4 million compared to an operating income of $1.4 million during the same quarter of 2010. Operating income as a percent of sales in the second quarter of 2011 was 8.6% compared to operating income of 4.0% for the same period in 2010.

Operating income for the first six months of 2011 was $5.4 million, an increase of $3.4 million compared to operating income of $2.0 million during the same period of 2010. Operating income as a percent of sales for the six months ended June 30, 2011 was 7.9% compared to 2.9% for the same period in 2010.

Improving margins and changes in product mix were the primary factors for the increases in operating income and operating margin percentages.

Other income (expense) from continuing operations for the three months ended was $360,000 compared to $32,000 during the same period in 2010. This change was primarily the result of $359,000 included in other income resulting from a payment to the Company of short swing trading profits that were returned by a director and an affiliated Shareholder. For the six months ended June 30, 2011, other income (expense) from continuing operations was $333,000 compared to ($53). The six month result consists of the $359,000 payment previously discussed, offset by unrealized foreign currency transaction losses.

Interest expense remained constant at $0.3 million during the second quarter of 2011 and $0.6 million during the first six months of 2011.

Federal and state income tax expense was $1.0 million during the second quarter of 2011 compared to an expense of $0.4 million during the second quarter of 2010. Federal and state income tax expense was $1.8 million for the first six months of 2011 compared to a tax of $0.5 million in 2010. The federal and state income tax provision for the first six months of 2011 was 36%, which reflects the estimated effective tax rate for 2011. Our statutory income tax rate is affected by certain permanent differences including income from foreign operations, interest income on officers’ life insurance contracts, non-cash expenses related to incentive stock options and restricted stock vesting shortfalls.

Net income for the quarter ended June 30, 2011 was $2.0 million compared with a net income of $0.6 million for the same period in 2010. Net income for the six months ended June 30, 2011 was $3.2 million compared with a net income of $0.7 million for the same period in 2010.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations, as of June 30, 2011, was $52.6 million compared to $54.3 million as of December 31, 2010. This decline in backlog is due primarily to our intentional pruning of certain lower margin contracting projects. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At June 30, 2011 and December 31, 2010, cash and cash equivalents totaled $8.4 million and $5.8 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance.

Total bank debt at June 30, 2011 was $0.3 million and $0 at December 31, 2010. The bank debt at June 30, 2011 consists of $0.3 million due on the revolving line of credit for our Flextor subsidiary in Canada. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at June 30, 2010 was $6.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolver and the daily LIBOR rate plus 4.25% or the tranche LIBOR rate plus 3.75% for the term note. The weighted average interest rate under the Bank Facility as of June 30, 2011 and June 30, 2010 was 0.0% and 3.82%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, reset the pricing grid to level one which temporarily increases our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three, which reduced our interest rates by 0.5%. No fees were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through June 30, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of June 30, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), Jonathan Pollack ($150,000 – JMP Fam Holdings Inc.) and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and six month periods was $159,000 and $316,000 respectively and $162,000 and $324,000 respectively for the same periods in 2010. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes. The outstanding balance of the Investor Notes at June 30, 2011 was $10.6 million. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

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

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2011	2010
Net cash (used in) provided by continuing operations	$2,411	$(715)

Net cash provided by discontinued operations	9	779

Net cash provided by (used in) investing activities	270	(313)
Net cash (used in) provided by financing activities	(43)	1,151

Net increase (decrease) in cash	$2,647	$902

For the six months ended June 30, 2011, $2.4 million of cash was provided by continuing operating activities compared to $0.7 million used by continuing operating activities for the same period in 2010. The $3.1 million increase in cash flows from operating activities was primarily due to a $2.2 million increase in net income from operations plus non-cash items and a $0.9 million decrease in non-cash working capital requirements. The net decrease in working capital requirements was largely due to a $3.0 million increase in cash provided by the change in accounts receivable in the 2011 six month period as compared to the 2010 six month period. Additionally, the 2011 six month change in accounts payable and accrued expenses reflects cash used of $2.7 million while the 2010 six month period reflects cash used of $4.7 million for a net period over period increase of $2.0 million. These working capital changes were offset by a $2.2 million use of cash in the first six months of 2011 for an increase in cost and estimated earnings in excess of billings on uncompleted contracts, compared to cash provided of $0.5 million in 2010, an increase in prepaid expenses of $0.3 million in 2011 compared to a decrease of $0.7 million in 2010 for a net change of $1.1 million and a decrease in billings in excess of cost and estimated earnings of $2.3 million in 2011 compared to a decrease of $3.2 million in 2010. The changes in working capital elements were mainly the result of continuing weak economic activity.

Depreciation and amortization amounted to $0.7 million in for the six months ended June 30, 2011 compared to $0.9 million for depreciation and amortization in the same period in 2010. This decrease in depreciation and amortization was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized and lower depreciation on property plant and equipment due to facilities closures. Our net investment in working capital (excluding cash and cash equivalents, current portion of debt and working capital from discontinued operations) at June 30, 2011 was $17.9 million as compared to $16.1 million at December 31, 2010. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

For the six months ended June 30, 2011, net cash used in investing activities related to capital expenditures for property and equipment were $0.3 million compared with $0.3 million for the same period in 2010. We are managing our capital expenditures in light of the current level of sales.

For the six months ended June 30, 2011, financing activities used net cash of $43,000 which consisted primarily of net borrowings from our bank of $317,000 plus $71,000 provided by option exercises, offset by cash used to repurchase common stock of $431,000. This compares to cash provided of $1.2 million during the same period of 2010, which is primarily related to net payment of debt and deferred financing costs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 6.	EXHIBITS

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101	The following financial information from CECO Environmental Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ Dennis W. Blazer

Dennis W. Blazer V.P. - Finance and Administration and Chief Financial Officer

Date: August 12, 2011