Form 10-Q
period 2011-09-30
CECO ENVIRONMENTAL CORP
filed 2011-11-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Class: Common, par value $.01 per share outstanding at November 7, 2011 – 14,470,597

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

SEPTEMBER 30, 2011

CECO ENVIRONMENTAL CORP.

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

Dollars in thousands, except per share data

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,918	$5,792
Accounts receivable, net	20,618	26,772
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	10,268	8,345
Inventories, net (Note 3)	5,056	4,432
Prepaid expenses and other current assets	2,605	2,509
Assets held for sale (Note 17)	0	526
Current assets of discontinued operations (Note 16)	67	76

Total current assets	48,532	48,452

Property and equipment, net	5,679	5,880
Goodwill (Note 5)	14,628	14,713
Intangibles – finite life, net (Note 5)	619	966
Intangibles – indefinite life (Note 5)	3,214	3,225
Deferred income tax asset, net	602	602
Deferred charges and other assets	1,023	953

	$74,297	$74,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,000	$17,041
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	8,494	7,810
Accrued income taxes	475	1,646

Total current liabilities	20,969	26,497
Other liabilities	2,212	2,320
Convertible subordinated notes (including related parties notes of $3,950) (Note 8)	10,100	10,800

Total liabilities	33,281	39,617

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,617,417 and 14,456,659 shares issued in 2011 and 2010, respectively	146	144
Capital in excess of par value	44,155	43,237
Accumulated deficit	(1,076)	(6,243)
Accumulated other comprehensive loss	(1,801)	(1,608)

	41,424	35,530
Less treasury stock, at cost, 146,820 and 137,920 shares in 2011 and 2010, respectively	(408)	(356)

Total shareholders’ equity	41,016	35,174

	$74,297	$74,791

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

Dollars in thousands, except per share data

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net sales	$32,947	$33,860	$101,440	$103,657
Cost of sales	23,249	26,132	74,571	79,513

Gross profit	9,698	7,728	26,869	24,144
Selling and administrative	6,270	6,648	17,958	20,786
Amortization	118	118	341	378
Gain on sale of operating equipment	0	(608)	0	(608)

Income from operations	3,310	1,570	8,570	3,588
Other income (expense), net	103	(68)	436	(121)
Interest expense (including related party interest of $59 and $58, and $177 and $171, respectively)	(296)	(341)	(870)	(942)

Income from continuing operations before income taxes	3,117	1,161	8,136	2,525
Income tax expense	798	488	2,606	1,008

Income from continuing operations	2,319	673	5,530	1,517
Income (loss) from discontinued operations, net of tax (Note 16)	0	10	0	(155)

Net income	$2,319	$683	$5,530	$1,362

Per share data:
Basic income from continuing operations	$0.16	$0.05	$0.39	$0.11
Basic income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Basic net income	$0.16	$0.05	$0.39	$0.10

Diluted income from continuing operations	$0.14	$0.05	$0.34	$0.10
Diluted income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted net income	$0.14	$0.05	$0.34	$0.09

Weighted average number of common shares outstanding:
Basic	14,371,752	14,320,188	14,340,119	14,304,554

Diluted	17,157,305	17,128,215	17,130,767	14,396,965

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Dollars in thousands

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,530	$1,362
Net loss from discontinued operations	0	(155)

Net income from continuing operations	5,530	1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,086	1,322
Amortization of deferred financing fees	68	86
Gain on sale of operating equipment	0	(608)
Share based compensation expense	538	790
Bad debt expense	212	163
Provision for inventory obsolescence	196	100
Changes in operating assets and liabilities:
Accounts receivable	5,942	3,023
Inventories	(820)	(309)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,923)	1,094
Prepaid expenses and other current assets	(96)	(101)
Deferred charges and other assets	(138)	239
Accounts payable and accrued expenses	(5,041)	(3,847)
Billings in excess of costs and estimated earnings on uncompleted contracts	684	(3,108)
Accrued income taxes	(1,171)	314
Other liabilities	(197)	193

Net cash provided by continuing operating activities	4,870	868
Net cash provided by discontinued operating activities	9	857

Net cash provided by operating activities	4,879	1,725

Cash flows from investing activities:
Acquisition of property and equipment	(654)	(400)
Net proceeds from sale of property	636	1,411

Net cash (used in) provided by investing activities	(18)	1,011

Cash flows from financing activities:
Net borrowings on revolving credit lines	0	690
Proceeds from exercise of stock options	111	11
Cash paid for deferred financing costs	0	(347)
Cash paid for repurchase of common shares	(483)	0
Repayment of term debt	0	(298)
Dividends paid to shareholders	(363)	0

Net cash (used in) provided by financing activities	(735)	56

Net increase in cash	4,126	2,792
Cash and cash equivalents at beginning of the period	5,792	1,393

Cash and cash equivalents at end of the period	$9,918	$4,185

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$700	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded ) during the period for -
Interest	$872	$1,261

Income taxes	$4,294	$(234)

The notes to condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of operations and of cash flows for the three month and nine month periods ended September 30, 2011 and 2010. The results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

Recently Issued Accounting Pronouncements

ASC 715—In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” which requires an employer to provide enhanced qualitative and quantitative disclosures about its participation in multiemployer pension plans in order to enable users of the financial statements to assess the potential future cash flow implications relating to the employer’s participation in multiemployer pension plans and to provide indicators of the financial health of all significant plans in which the employer participates. The enhanced disclosures are also intended to enable the financial statement user to access additional information that is available outside the financial statements. The adoption of this guidance is effective as of December 31, 2011 for the Company and must be applied retrospectively for all prior periods presented. Although the adoption of this ASU will impact the Company’s disclosures about its participation in multiemployer pension plans, the adoption of this guidance will not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

ASC 350—In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 220—In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

comprehensive income must be reclassified to net income. The ASU is effective December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, the Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

3. Inventories

$ in thousands	September 30, 2011	December 31, 2010
Raw materials and subassemblies	$3,629	$2,973
Finished goods	1,147	1,144
Parts for resale	607	562
Reserve for obsolescence	(327)	(247)

	$5,056	$4,432

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $47,000 and $131,000 for the three month period ended September 30, 2011 and 2010, and $196,000 and $100,000 for the nine month period ended September 30, 2011 and 2010, respectively.

4. Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	September 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$59,201	$76,137
Estimated earnings	17,904	17,471

	77,105	93,608
Less billings to date	(75,331)	(93,073)

	$1,774	$535

	September 30, 2011	December 31, 2010
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,268	$8,345
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,494)	(7,810)

	$1,774	$535

Revenues from contracts, representing the majority of our revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product. Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed by year end.

5. Goodwill and Intangible Assets

$ in thousands	Nine months ended September 30, 2011		Year ended December 31, 2010
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,713	$3,225	$14,591	$3,209

Foreign currency adjustments	(85)	(11)	122	16

	$14,628	$3,214	$14,713	$3,225

	September 30, 2011		December 31, 2010
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort

Patents	$1,414	$1,177	$1,414	$1,111

Customer lists	1,649	1,267	1,661	1,022

Employment contracts	250	250	424	400

	$3,313	$2,694	$3,499	$2,533

We completed as of December 31, 2010 an annual impairment test for our indefinite life intangible assets. In performing these assessments, the carrying value of the asset is considered impaired if the fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Also, as required by current accounting rules, we completed an annual impairment test as of December 31, 2010 for our goodwill. In performing these assessments, the carrying value of each reporting unit is compared to its estimated fair value, as calculated by the discounted present value of cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. The Company’s fourth quarter 2010 annual evaluation of goodwill did not indicate an impairment of the goodwill for any of the Company’s reporting units. All of our goodwill resides in our Engineered Equipment and Parts segment.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

Amortization of finite life intangibles for the three months ended September 30, 2011 and 2010 was $118,000 and $118,000, respectively and for the nine months ended September 30, 2011 and 2010 was $341,000 and $378,000 respectively. Over the next five years amortization expense for these finite life intangible assets will be $83,000 for the remainder of 2011, $316,000 in 2012, $130,000 in 2013, $69,000 in 2014 and $6,000 in 2015.

6. Business Segment Information

CECO’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Engineered Equipment and Parts Group (“EE&P”)

Our Engineered Equipment and Parts Group, located in the United States as well as Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox, Fisher-Klosterman, Flextor and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

Contracting/Services Group (“C/S”)

Our Contracting/Services Group is comprised of the contracting/services operations of our Kirk & Blum divisions. We provide custom metal fabrication services at our Kirk & Blum Columbia, Tennessee and Louisville, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals.

Component Parts Group (“CP”)

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Net Sales
Engineered equipment and parts (EE&P)
United States	$18,073	$17,345	$60,179	$56,301
Canada	1,490	3,426	5,852	9,543
Brazil	864	207	1,851	427
China	2,806	1,417	6,475	2,599
India	104	140	229	758

subtotal (a)	23,337	22,535	74,586	69,628
Contracting / Services (C/S) (a)	7,284	9,652	22,554	28,253
Component Parts (CP) (a)	5,282	4,363	14,585	13,158
Corporate and other (a)	253	383	880	1,151
Eliminations	(3,209)	(3,073)	(11,165)	(8,533)

Net sales	$32,947	$33,860	$101,440	$103,657

(a)    The amounts presented above at the reportable business segment level include both external and intersegment net sales. See tables in the following section “Intra-segment and Inter-segment Revenues.”

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Net Operating Income (Loss)
Engineered equipment and parts	$3,294	$2,125	$8,303	$6,970
Contracting / Services	903	479	2,281	88
Component Parts	820	804	2,674	1,850
Corporate and other (b)	(1,613)	(1,772)	(4,555)	(5,102)
Eliminations	(94)	(66)	(133)	(218)

Net operating income	$3,310	$1,570	$8,570	$3,588

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Property and Equipment Additions
Engineered equipment and parts	$78	$79	$144	$271
Contracting / Services	63	0	72	24
Component Parts	236	5	268	42
Corporate and other (c)	21	3	170	63

Property and equipment additions	$398	$87	$654	$400

(c)	Includes Corporate and Engineering Group property and equipment additions.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Depreciation and Amortization
Engineered equipment and parts	$174	$232	$618	$725
Contracting / Services	59	117	173	347
Component Parts	49	48	132	139
Corporate and other (d)	58	40	163	111

Depreciation and amortization	$340	$437	$1,086	$1,322

(d)	Includes Corporate and Engineering Group depreciation and amortization.

	September 30, 2011	December 31, 2010
Identifiable Assets
Engineered equipment and parts	$51,078	$51,004
Contracting / Services	15,686	14,009
Component Parts	5,424	4,613
Corporate and other (e)	8,216	7,953
Eliminations (f)	(6,107)	(2,788)

Identifiable assets (g)	$74,297	$74,791

(e)	Includes Corporate and Engineering Group identifiable assets. Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(f)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable. Also includes reclassification of cash overdraft to liability.

(g)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

Goodwill
Engineered equipment and parts	$14,628	$14,713
Contracting / Services	—	—
Component Parts	—	—

Goodwill	$14,628	$14,713

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2011
	total	less intra- segment	less inter-segment sales				net sales to outside
$ in thousands	sales	sales	EE&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered equipment and parts (EE&P)
United States	$18,073	$(669)	$—	$(279)	$—	$—	$17,125
Canada	1,490	—	—	—	—	—	1,490
Brazil	864	—	—	—	—	—	864
China	2,806	(1,272)	—	—	—	—	1,534
India	104	—	—	—	—	—	104

Subtotal	23,337	(1,941)	—	(279)	—	—	21,117
Contracting / Services (C/S)	7,284	(13)	(536)	—	(42)	(8)	6,685
Component Parts (CP)	5,282	(71)	(46)	(207)	—	—	4,958
Corporate and other (a)	253	—	—	(3)	—	(63)	187

Net sales	$36,156	$(2,025)	$(582)	$(489)	$(42)	$(71)	$32,947

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended September 30, 2010
		less intra-					net sales to
	total	segment	less inter-segment sales				outside
$ in thousands	sales	sales	EE&P	C/S	CP	Corp. (a)	Customers
Net Sales
Engineered equipment and parts (EE&P)
United States	$17,345	$(194)	$—	$(648)	$—	$(3)	$16,500
Canada	3,426	—	—	—	—	—	3,426
Brazil	207	—	—	—	—	—	207
China	1,417	—	—	—	—	—	1,417
India	140	—	—	—	—	—	140

subtotal	22,535	(194)	—	(648)	—	(3)	21,690
Contracting / Services (C/S)	9,652	(99)	(1,536)	—		(22)	7,995
Component Parts (CP)	4,363	(154)	(5)	(340)	—	—	3,864
Corporate and other (a)	383	—	(7)	(29)	—	(36)	311

Net sales	$36,933	$(447)	$(1,548)	$(1,017)	$—	$(61)	$33,860

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine months ended September 30, 2011
		less intra-					net sales to
	total	segment	less inter-segment sales				outside
$ in thousands	sales	Sales	EE&P	C/S	CP	Corp. (a)	Customers
Net Sales
Engineered equipment and parts (EE&P)
United States	$60,179	$(3,495)	$—	$(2,754)	$—	$—	$53,930
Canada	5,852	—	—	—	—	—	5,852
Brazil	1,851	—	—	—	—	—	1,851
China	6,475	(1,798)	—	—	—	—	4,677
India	229	—	—	—	—	—	229

subtotal	74,586	(5,293)	—	(2,754)	—	—	66,539
Contracting / Services (C/S)	22,554	(82)	(1,761)	—	(42)	(53)	20,616
Component Parts (CP)	14,585	(336)	(123)	(639)	—	—	13,487
Corporate and other (a)	880	—	—	(42)	—	(40)	798

Net sales	$112,605	$(5,711)	$(1,884)	$(3,435)	$(42)	$(93)	$101,440

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs.

	Nine months ended September 30, 2010
		less intra-					net sales to
	total	segment	less inter-segment sales				outside
$ in thousands	sales	Sales	EE&P	C/S	CP	Corp. (a)	Customers
Net Sales
Engineered equipment and parts (EE&P)
United States	$56,301	$(1,536)	$—	$(1,089)	$—	$(3)	$53,673
Canada	9,543	—	—	—	—	—	9,543
Brazil	427	—	—	—	—	—	427
China	2,599	(173)	—	—	—	—	2,426
India	758	—	—	—	—	—	758

subtotal	69,628	(1,709)	—	(1,089)	—	(3)	66,827
Contracting / Services (C/S)	28,253	(328)	(3,225)	—		(92)	24,608
Component Parts (CP)	13,158	(535)	(67)	(1,229)	—	—	11,327
Corporate and other (a)	1,151	—	(82)	(122)	—	(52)	895

Net sales	$112,190	$(2,572)	$(3,374)	$(2,440)	$—	$(147)	$103,657

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs.

7. Earnings and Dividends Per Share

For the three and nine months ended September 30, 2011, basic weighted average common shares outstanding were 14,371,752 and 14,340,119, respectively, and for the three and nine months ended September 30, 2010, basic weighted average common shares outstanding were 14,320,188 and 14,304,554, respectively. For the three and nine months ended September 30, 2011, diluted common shares outstanding were 17,157,305 and 17,130,767, respectively, and for the three and nine months ended September 30, 2010, diluted common shares outstanding were 17,128,215 and 14,396,965, respectively.

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

Holders of our restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings (loss) per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares. For the three and nine month periods ended September 30, 2011, there were no non-vested restricted share awards outstanding. For the three and nine month periods ended September 30, 2010, the weighted average number of non-vested restricted share awards which were included in the basic weighted average common shares outstanding totaled 1,449 and 28,468, respectively.

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For the three and nine month periods ended September 30, 2011, 427,500 and 426,241, respectively, outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2010, 480,000 and 599,000, respectively, outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. Additionally, pursuant to the if-converted method, net income used for purposes of computing diluted earnings per share is adjusted for the net impact of interest and other items related to the Investor Notes (see Note 8) unless the effect is anti-dilutive. The net impact of interest and other items related to the Investor Notes for the three and nine month periods ended September 30, 2011 was expense of approximately $95,000 and $285,000, respectively. Net income was adjusted by this net impact for the three month and nine month periods ended September 30, 2011 and 2,622,011 and 2,646,612 shares, respectively, were included in the computation of diluted weighted average common shares outstanding. The net impact of interest and other items related to the Investor Notes for the three and nine month periods ended September 30, 2010 was expense of approximately $97,000 and $296,000, respectively. Net income was adjusted by this net impact for the three month period ended September 30, 2010 and 2,700,000 shares were included in the computation of diluted weighted average common shares outstanding. Because of an anti-dilutive effect, net income (loss) was not adjusted for this net impact for the nine month period ended September 30, 2010 and 2,700,000 shares were excluded from the computation of diluted weighted average common shares outstanding.

The Company declared and paid on September 30, 2011 to common shareholders its first ever quarterly dividend of $0.025 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of CECO’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time.

8. Debt

Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20.0 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50% of eligible inventories up to $7.5 million. No amounts were outstanding on the Bank Facility as of September 30, 2011 or December 31, 2010. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2011 was $6.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver. The weighted average interest rate under the Bank Facility as of September 30, 2011 and September 30, 2010 was 0.0% and 4.07%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amended and restated in its entirety the Bank Facility and extended the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014 (which was nonetheless paid off in 2010). The amendment and restatement also increased the limit on letters of credit from $5.0 million to $10.0 million, reset the pricing grid to level one, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three, which reduced our interest rates by 0.5% until the next determination date on December 31, 2011. No fees were paid for this amendment.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Terms of the Bank Facility, as amended, include financial covenants that require compliance at June 30, 2010 and each quarter through June 30, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1.0. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On November 26, 2009, the Company issued $10.8 million principal amount unsecured convertible subordinated promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), Jonathan Pollack ($150,000 – JMP Fam Holdings Inc.) and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and nine month periods ended September 30, 2011 was $159,000 and $475,000, respectively, and $163,000 and $485,000, respectively, for the time periods in 2010. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds were available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes. The outstanding balance of the Investor Notes at September 30, 2011 was $10.1 million.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at September 30, 2011 and December 31, 2010 was $10.1 million and $10.8 million, respectively. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock. In September 2011, $500,000 principal of the Investor Notes was converted to 125,000 shares of our common stock.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Retirement plan:
Service cost	$10	$54	$30	$162
Interest cost	92	94	276	282
Expected return on plan assets	(97)	(94)	(291)	(282)
Amortization of prior service cost	0	2	0	6
Amortization of net actuarial loss	63	54	189	162

Net periodic benefit cost	$68	$110	$204	$330

Health care plan:
Interest cost	$0	$4	$0	$12
Amortization of gain	(1)	(1)	(3)	(3)

Net periodic benefit cost	$(1)	$3	$(3)	$9

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2011, we made contributions to our defined benefit plans totaling $322,000. We anticipate contributing $85,000 to fund the pension plan during the remainder of fiscal 2011.

The funded status for our post retirement health care plan is calculated based on the projected postretirement benefit obligation.

10. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $151,000 and $228,000 during the quarters ended September 30, 2011 and 2010, respectively, and $538,000 and $790,000 for the nine month periods, respectively.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2011 and December 31, 2010, the liability for uncertain tax positions totaled approximately $86,000. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), changes in the pension and postretirement liability that do not directly impact net earnings and translation gains and losses for foreign operations. Comprehensive income of $1,910,000 included net income of $2,319,000 and a translation loss of $(409,000) for the three month period ended September 30, 2011, and comprehensive income of $769,000 for the three month period ended September 30, 2010 included net income of $683,000 and a translation gain of $86,000.

Comprehensive income of $5,338,000 included net income of $5,530,000 and a translation loss of $(192,000) for the nine month period ended September 30, 2011, and comprehensive income of $1,435,000 for the nine month period ended September 30, 2010 included net income of $1,362,000 and a translation gain of $73,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Beginning balance	$487	$472	$455	$498
Provision	28	35	239	235
Payments	(213)	(52)	(392)	(278)

Ending balance	$302	$455	$302	$455

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets and accounts payable. The carrying values of these financial instruments approximate fair value at September 30, 2011 and December 31, 2010 due to their short-term nature.

Most of the debt obligations approximate their reported carrying amounts based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

15. Commitments and Contingencies

Legal Matters

A lawsuit was filed on September 10, 2009 in Marion County Superior Court, State of Indiana. A wrongful death claim was made by the estate of Terry David Walk for an accident that occurred in March 2008 at the worksite of a customer of the Company relating to a baghouse system. The defendants included CECO and its subsidiaries, The Kirk & Blum Manufacturing Company (“Kirk & Blum”), kbd/Technic, Inc., and CECO Abatement Systems, Inc., with CECO and CECO Abatement Systems, Inc. later removed as parties. The complaint contained causes of action for negligence and a cause of action for breach of implied warranties, and the complainant was asking for unspecified compensatory damages and costs. The parties settled this matter on July 11, 2011, pursuant to a Mediation Settlement Agreement, under which Kirk & Blum and kbd/Technic, Inc. agreed to pay a settlement amount. The Company’s insurance carriers have paid the agreed settlement amount and as of September 27, 2011 have closed the file on this claim. The Company’s expenses/deductible was previously accrued for this matter.

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

Other income for the nine months ended September 30, 2011 includes a payment to the Company of $359,000 related to short swing trading profits that were returned to the Company by a director and affiliated shareholder.

The Company is involved in an arbitration proceeding initiated in April 2011 by William L. Heumann, Gerald J. Plappert, and Paul S. Brannick, related to the 2008 acquisition of Fisher-Klosterman Inc., in which the plaintiffs are claiming amounts owed pursuant to an earn-out provision in the purchase agreement. We believe that their claim is without merit and intend to vigorously defend the claim. The arbitration hearing is scheduled in December 2011.

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

Accrued Severance

On September 27, 2011, Dennis W. Blazer resigned as Chief Financial Officer. Benton L. Cook, who has been with the Company since 2004, and is our current Corporate Controller, is serving as Interim Chief Financial Officer while the Board makes its final Chief Financial Officer selection. In connection with the transition agreement with Mr. Blazer, the Company recorded a $170,000 charge to income.

16. Discontinued Operations

During 2009, the Company discontinued the operations of H.M. White. The results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White.

Operating results of discontinued operations are as follows:

$ in thousands	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$0	$14	$0	$447

Income (loss) from discontinued operations, before income taxes	$0	$16	$0	$(249)
Income tax expense (benefit)	0	6	0	(94)

Income (loss) from discontinued operations	$0	$10	$0	$(155)

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets and liabilities related to discontinued operations consisted of the following:

$ in thousands	September 30, 2011	December 31, 2010
Assets
Accounts receivable	$36	$45
Prepaid expenses and other	31	31

Total current assets of discontinued operation	$67	$76

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

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During the three months ended September 30, 2011, the Company repurchased under the program 8,900 shares of common stock for an aggregate amount of $52,000.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 reflect our operations consolidated with the operations of our subsidiaries.

We are one of the leading global providers of air-pollution control products and services. These products and services are marketed under the “Kirk & Blum”, “CECO Filters”, “CECOaire”, “Busch International”, “CECO Abatement Systems”, “kbd/Technic”, “K&B Duct”, “Effox”, “GMD”, “Fisher-Klosterman”, “Buell APC”, “Buell FCC”, “Flextor” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,000 active customers among a variety of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Additionally, due to our additional focus on international business, our backlog is now more diversified and; therefore, our business is not concentrated in a single country, industry or customer.

CECO’s operations are organized and reviewed by management along its product lines and presented in the following three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

Engineered Equipment and Parts Group - Our Engineered Equipment and Parts Group, located in the United States as well as Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox-Flextor, Fisher-Klosterman, and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

Contracting/Services Group - Our Contracting/Services Group is comprised of the contracting/services operations of our Kirk & Blum divisions. We provide custom metal fabrication services at our Kirk & Blum Columbia, Tennessee and Louisville, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals.

Component Parts Group - We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements. Due to the relative size of our Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures.

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Our Chinese operation is experiencing significant expansion due to the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability. Our operating strategy has historically involved horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, K&B Duct, CECO Filters, India, Effox, Fisher-Klosterman, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing corporate structure without increasing costs proportionally. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership also make our core aspirations and objectives.

On September 27, 2011, Dennis W. Blazer resigned as Chief Financial Officer. Benton L. Cook, who has been with the Company since 2004, and is our current Corporate Controller, is serving as Interim Chief Financial Officer while the Board makes its final Chief Financial Officer selection. In connection with the transition agreement with Mr. Blazer, the Company recorded a $170,000 charge to income.

Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside of large global factories.

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

How We Manage our Business

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, i.e. sales, gross margins, manufacturing, pricing, safety, employee development, and customer service excellence. The presidents work closely with the CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, i.e. accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have excellent organizational focus from headquarters through-out our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do smart future bolt-on acquisitions with a full integration strategy.

During 2009, the Company discontinued the operations of its subsidiary, H.M. White, Inc. We terminated our facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner. The results of H.M. White are presented as discontinued operations for the periods presented.

Results of Operations

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2011	2010	2011	2010
Net Sales
Engineered equipment and parts (EE&P)
United States	$18,073	$17,345	$60,179	$56,301
Canada	1,490	3,426	5,852	$9,543
Brazil	864	207	1,851	427
China	2,806	1,417	6,475	2,599
India	104	140	229	758

subtotal (a)	23,337	22,535	74,586	69,628
Contracting / Services (C/S) (b)	7,284	9,652	22,554	28,253
Component Parts (CP) (c)	5,282	4,363	14,585	13,158
Corporate and other (d)	253	383	880	1,151
Eliminations	(3,209)	(3,073)	(11,165)	(8,533)

Net sales	$32,947	$33,860	$101,440	$103,657

(a)    Includes intra-segment sales for the third quarter of $1,941 and $194 in 2011 and 2010, respectively, and inter-segment sales for the third quarter of $279 and $651 in 2011 and 2010, respectively.

         Includes intra-segment sales of $5,293 and $1,709 for the nine month period ended September 30, 2011 and 2010, respectively, and inter-segment sales of $2,754 and $1,092 for the nine month period ended September 30, 2011 and 2010, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(b)     Includes intra-segment sales for the third quarter of $13 and $99 in 2011 and 2010, respectively, and inter-segment sales for the third quarter of $586 and $1,558 in 2011 and 2010, respectively.

          Includes intra-segment sales of $82 and $328 for the nine month period ended September 30, 2011 and 2010, respectively, and inter-segment sales of $1,856 and $3,317 for the nine month period ended September 30, 2011 and 2010, respectively.

(c)     Includes intra-segment sales for the third quarter of $71 and $154 in 2011 and 2010, respectively, and inter-segment sales for the third quarter of $253 and $345 in 2011 and 2010, respectively.

          Includes intra-segment sales of $336 and $535 for the nine month period ended September 30, 2011 and 2010, respectively, and inter-segment sales of $762 and $1,296 for the nine month period ended September 30, 2011 and 2010, respectively.

(d)     Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company.

          Includes intra-segment sales for the third quarter of $0 and $0 in 2011 and 2010, respectively, and inter-segment sales for the third quarter of $66 and $72 in 2011 and 2010, respectively.

          Includes intra-segment sales of $0 and $0 for the nine month period ended September 30, 2011 and 2010, respectively, and inter-segment sales of $82 and $256 for the nine month period ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Operating Income (Loss)
Engineered equipment and parts	$3,294	$2,125	$8,303	$6,970
Contracting / Services	903	479	2,281	88
Component Parts	820	804	2,674	1,850
Corporate and other (e)	(1,613)	(1,772)	(4,555)	(5,102)
Eliminations	(94)	(66)	(133)	(218)

Net operating income	$3,310	$1,570	$8,570	$3,588

(e)     Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company.

The amounts presented above and following comments at the reportable business segment level include both external and intersegment net sales and operating income (loss). See Note 6 to the Consolidated Financial Statements.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Engineered Equipment and Parts Group

Our Engineered Equipment and Parts Group net sales were $23.3 million in the third quarter of 2011 compared to $22.5 million in the third quarter of 2010, an increase of $0.8 million, while net sales for the first nine months of 2011 increased by $5.0 million to $74.6 million from $69.6 million for the same period in 2010. The third quarter increase is primarily due to a $1.4 million increase in revenues from our Fisher-Klosterman Shanghai division coupled with increased revenues at Busch, Buell APC, Fisher-Klosterman, and A.V.C. These revenue increases were partially offset by reduced revenues at our Effox- Flextor division of $0.9 million due to reduced demand for dampers and expansion joints from the power industry, and $1.1 million at our CECO Abatement division due to the decrease in the ethanol industry.

The nine month increase of $5.0 million is primarily due to a $3.9 million increase in revenues from our Fisher-Klosterman Shanghai division coupled with increased revenues at Buell FCC, Fisher-Klosterman, and Effox-Flextor, offset partially by reduced revenues at our CECO Abatement division of $0.6 million due to the decrease of demand in the ethanol industry, and at our Buell APC division of $0.5 million. The increase at our Shanghai division is primarily the result of increased demand in China for air pollution control and industrial ventilation equipment.

Operating income from the Engineered Equipment and Parts Group totaled $3.3 million in the third quarter of 2011 compared to $2.1 in the third quarter of 2010, an increase of $1.2 million, and for the nine months ended September 30, 2011 operating income increased $1.3 million from $7.0 million in 2010 to $8.3 million in 2011. The third quarter operating income increase was primarily due to an increase of $0.3 million at Fisher-Klosterman Shanghai coupled with increases at CECO Filters, Buell FCC and Busch. The $1.3 million increase for the nine month period ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase of $1.5 million at Fisher-Klosterman Shanghai coupled with increases at Buell FCC and CECO Filters, and was offset by a decline in operating income from Effox-Flextor of $1.8 million.

Contracting/Services Group

The Company is making a strategic shift away from the lower margin, higher risk contracting work to higher margin design, build, end user offerings. In addition, the Company has raised the minimum acceptable margins for this group by several percentage points. As a result, Contracting/Services Group net sales for the third quarter of 2011 were $7.3 million compared to $9.7 million in 2010, while net sales for the first nine months of 2011 were $22.6 million compared to $28.3 for the same period in 2010. Additionally, this decrease is partially due to reduced demand for these services which resulted from the economic decline. Our two fabrication plants are performing at higher utilization levels than in 2010.

Operating income for the Contracting/Services Group was $0.9 million in the third quarter of 2011 compared to $0.5 million in 2010, while for the first nine months of 2011 operating income was $2.3 million compared to $0.1 million in 2010 an increase of $2.2 million. This increase is primarily due to reduced costs in 2011 from facilities consolidations and streamlining efforts, effective project management, better pricing strategies, and certain loss projects in 2010.

Component Parts Group

Component Parts Group net sales were $5.3 million in the third quarter of 2011 compared to $4.4 million in the same period of 2010, and for the first nine months of 2011 net sales were $14.6 million compared to $13.2 million in 2010, an increase of $1.4 million. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the Component Parts Group remained flat at $0.8 million in the third quarter of 2011 and 2010, and for the first nine months of 2011 operating income increased $0.8 million to $2.7 million compared to $1.9 million in 2010. This increase is primarily due to increased revenues as described above and increased pricing strategies.

Engineering Group

The Engineering Group net sales were $0.3 million in the third quarter of 2011 compared to $0.4 million in the same period of 2010, and for the first nine months of 2011 net sales were $0.9 million compared to $1.2 million in 2010. The Engineering Group functions as a conduit for new business opportunities in our other divisions, as many of the projects designed by this group can use the equipment that is manufactured, installed and serviced by our other operating groups.

Operating income for the Engineering Group was $47,000 in the third quarter of 2011 compared to $50,000 in 2010, while for the first nine months of 2011 operating income was $73,000 compared to $135,000 in 2010. The decrease in operating income is due to a few higher margin projects in 2010 that were not repeated in 2011.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($’s in millions)	2011	2010	2011	2010
Net sales from continuing operations	$32.9	$33.9	$101.4	$103.7
Cost of sales from continuing operations	23.2	26.1	74.6	79.5

Gross profit from continuing operations	$9.7	$7.8	$26.9	$24.2
Percent of sales	29.5%	23.0%	26.5%	23.3%
Selling and administrative expenses from continuing operations	$6.3	$6.6	$18.0	$20.8
Percent of sales	19.1%	19.5%	17.8%	20.1%
Operating income from continuing operations	$3.3	$1.6	$8.6	$3.6
Percent of sales	10.0%	4.7%	8.5%	3.5%

Consolidated Results

Consolidated net sales from continuing operations for the third quarter 2011 decreased 2.9%, or $1.0 million, to $32.9 million in 2011 compared to $33.9 million in 2010. The decrease in revenues for the three months ended September 30, 2011 was due to a $2.4 million, or 24.5% decrease in the Contracting/Services Group sales, which resulted from our facilities optimization and backlog pruning . See Contracting/Services segment discussion above for additional details.

Consolidated net sales from continuing operations for the first nine months of 2011 were $101.4 million, a decrease of $2.3 million, or 2.2%, compared to $103.7 million in 2010 for the factors mentioned above.

Third quarter 2011 gross profit from continuing operations was $9.7 million as compared to $7.8 million during the same period in 2010. Gross profit as a percentage of revenues for the three-month period ended September 30, 2011, increased by 6.5 percentage points to 29.5% compared to 23.0% for the comparable period in 2010. All segments contributed to the increase in gross profit during the third quarter.

Gross profit from continuing operations was $26.9 million for the first nine months of 2011, an increase of $2.7 million compared to $24.2 million for the same period in 2010. Gross profit as a percentage of revenues for the first nine months of 2011 increased to 26.5% compared to 23.3% for the same period in 2010. This increase was the result of the same factors described above for the third quarter.

Selling and administrative expenses decreased by $0.3 million, or 4.5%, from $6.6 million to $6.3 million during the third quarter. This decrease was due primarily to continuing reductions in selling and administrative wages and benefits due to streamlining divisional operations and senior management reductions primarily from our Contracting Services Group. We are continuing our efforts to further streamline and centralize these selling and administrative expenses.

During the first nine months of 2011 selling and administrative expenses declined $2.8 million to $18.0 million from $20.8 million in the first nine months of 2010. This decrease was due primarily to cumulative first nine months reductions in selling and administrative wages and benefits of $2.6 million. These reductions were also the result of streamlining as previously mentioned.

Selling and administrative expense from continuing operations as a percentage of sales decreased from 19.5% to 19.1% for the quarter ended September 30, 2011 and decreased from 20.1% to 17.8% for the nine months ended September 30, 2011. The decrease in selling and administrative expenses as a percentage of sales is primarily due to the factors mentioned previously.

Amortization expense was $118,000 for the third quarter of 2011 and $118,000 in the same period of 2010 and decreased by $37,000 to $341,000 in the first nine months of 2011 from $378,000 in the same period of 2010. These decreases were the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income was $3.3 million in the third quarter of 2011, an increase of $1.7 million compared to $1.6 million during the same quarter of 2010. Operating income as a percent of sales in the third quarter of 2011 was 10.0% compared to operating income of 4.7% for the same period in 2010.

Operating income for the first nine months of 2011 was $8.6 million, an increase of $5.0 million compared to $3.6 million during the same period of 2010. Operating income as a percent of sales for the nine months ended September 30, 2011 was 8.5% compared to 3.5% for the same period in 2010.

Improving margins, pruning of lower margin products, changes in product mix, decreased selling and administrative expenses, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Other income (expense) from continuing operations for the three months ended was $103,000 compared to $(68,000) during the same period in 2010. This change was primarily the result of unrealized foreign currency transaction losses. For the nine months ended September 30, 2011, other income (expense) from continuing operations was $436,000 compared to ($121,000). The nine month increase in 2011 primarily consists of a $359,000 payment to the Company of short swing trading profits that were returned by a director and an affiliated shareholder, offset by unrealized foreign currency transaction losses.

Interest expense remained constant at $0.3 million during the third quarter of 2011 and $0.9 million during the first nine months of 2011.

Federal and state income tax expense was $0.8 million during the third quarter of 2011 compared to $0.5 million during the third quarter of 2010. Federal and state income tax expense was $2.6 million for the first nine months of 2011 compared to a $1.0 million in 2010. The federal and state income tax provision for the first nine months of 2011 was

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

32%, which reflects the estimated effective tax rate for 2011. Our statutory income tax rate is affected by certain permanent differences including income from foreign operations, interest income on officers’ life insurance contracts, non-cash expenses related to incentive stock options and restricted stock vesting shortfalls.

Net income for the quarter ended September 30, 2011 was $2.3 million compared with a net income of $0.7 million for the same period in 2010. Net income for the nine months ended September 30, 2011 was $5.5 million compared with a net income of $1.4 million for the same period in 2010.

Orders booked from continuing operations were $35.6 million during the third quarter of 2011 and $102.4 million for the first nine months of 2011, as compared to $35.1 million during the third quarter of 2010 and $93.5 million in the first nine months of 2010.

Backlog

Our backlog consists of the amount of revenues we expect from full performance of open, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations as of September 30, 2011 was $55.3 million compared to $54.3 million as of December 31, 2010. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of interest on our Notes, working capital and other general corporate requirements.

At September 30, 2011 and December 31, 2010, cash and cash equivalents totaled $9.9 million and $5.8 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance.

Total bank debt at September 30, 2011 and December 31, 2010 was $0. Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at September 30, 2011 was $6.7 million. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 4.0% or the tranche LIBOR rate plus 3.5% for the revolver. The weighted average interest rate under the Bank Facility as of September 30, 2011 and September 30, 2010 was 0.0% and 4.07%, respectively.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amended and restated in its entirety the Bank Facility and extended the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014 (which was nonetheless paid off in 2010) – see Footnote 8. The amendment and restatement also increased the limit on letters of credit from $5.0 million to $10.0 million, reset the pricing grid to level one which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio to be at level three, which reduced our interest rates by 0.5% until the next determination date on December 31, 2011. No fees were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through June 30, 2013. The maximum capital expenditures financial covenant is $2,500,000 per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On November 26, 2009, the Company issued $10.8 million principal amount subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp. ($2,200,000), Jason DeZwirek ($800,000), Jonathan Pollack ($150,000 – JMP Fam Holdings Inc.) and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid for the three and nine month periods ended September 30, 2011 was $159,000 and $475,000, respectively, and $163,000 and $485,000, respectively, for the time periods in 2010. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes. The outstanding balance of the Investor Notes at September 30, 2011 was $10.1 million.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. In February 2011, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock. In September 2011, $500,000 principal of the Investor Notes was converted to 125,000 shares of our common stock.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2011	2010
Net cash provided by continuing operations	$4,870	$868

Net cash provided by discontinued operations	9	857

Net cash (used in) provided by investing activities	(18)	1,011
Net cash (used in) provided by financing activities	(735)	56

Net increase in cash	$4,126	$2,792

For the nine months ended September 30, 2011, $4.9 million of cash was provided by continuing operating activities compared to $0.9 million provided by continuing operating activities for the same period in 2010. The $4.0 million increase in cash flows from operating activities was primarily due to a $4.0 million increase in net income from operations. The incremental cash provided of $3.8 million in billings in excess of cost partially offset the incremental cash used of $3.0 million and $0.5 million in costs in excess of billings and inventory, respectively, comparing the nine months of 2011 to 2010. In addition, the incremental cash provided of $2.9 million in Accounts Receivable offset the incremental cash used of $1.2 million in Account Payable and $1.5 million in Accrued income taxes, respectively.

Depreciation and amortization amounted to $1.1 million for the nine months ended September 30, 2011 compared to $1.3 million in 2010. This decrease was due primarily to decreased amortization of definite life intangibles from recent acquisitions which are now fully amortized and lower depreciation on property plant and equipment due to facilities closures. Our net investment in working capital (excluding cash and cash equivalents and working capital from discontinued operations) at September 30, 2011 was $17.6 million as compared to $16.1 million at December 31, 2010. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2011, net cash used in investing activities related to capital expenditures for property and equipment of $0.7 million compared to $0.4 million for the same period in 2010, and proceeds from sale of property of $0.6 million compared to $1.4 million for the same period in 2010. The proceeds of sale of property during 2011 is primarily from the sale of our Kirk & Blum Indianapolis, Indiana facility, and in 2010 was from the sale Kirk & Blum’s Cincinnati, Ohio and Lexington, Kentucky facilities, and Fisher-Klosterman Classifier division. We are managing our capital expenditures in light of the current level of sales.

For the nine months ended September 30, 2011, financing activities used cash of $735,000 which consisted primarily of cash used to repurchase common stock of $483,000 and dividends paid to our common stockholders totaling $363,000, offset by $111,000 provided by stock option exercises. This compares to cash provided of $56,000 during the same period of 2010, which is primarily related to net revolving credit lines borrowings of $690,000, offset by $298,000 repayment of term debt and deferred financing costs payment of $347,000.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We work to achieve this by obtaining initial down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit. Inventory remains relatively constant from quarter to quarter. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the three month period ending September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 - July 31, 2011	0	$—	0		0
August 1, 2011 - August 31, 2011	0	$—	0		500,000
September 1, 2011 - September 30, 2011	8,900	$5.88	8,900	(2)	491,100

Total	8,900	$5.88	8,900		491,100

(1)	On August 11, 2011, the Company announced a stock repurchase program under which we can repurchase up to 500,000 shares of our common stock over an eighteen month period.
(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 6.	EXHIBITS

10.1	Transition Agreement between Dennis W. Blazer and CECO Environmental Corp. dated August 19, 2011 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2011).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101	The following financial information from CECO Environmental Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

/s/ BENTON L. COOK

Benton L. Cook Interim Chief Financial Officer

Date: November 10, 2011