Form 10-K
period 2011-12-31
CECO ENVIRONMENTAL CORP
filed 2012-03-16
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

4625 Red Bank Road, Cincinnati, Ohio 45227

Telephone (513) 458-2600

IRS Employer Identification No. 13-2566064

State of Incorporation: Delaware

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $56.8 million based upon the closing market price and common shares outstanding as of June 30, 2011. Assumes for this purpose that affiliates include each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares should not be construed to indicate that the holder of such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such holder is controlled by or under common control with the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,516,342 shares of common stock, par value $0.01 per share, as of March 1, 2012.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should, and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: the affect of the unfavorable global, national and local economic conditions on our customers and our businesses, the changing political conditions in the United States and other countries, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, customer product acceptance, changes in or developments with respect to any litigation or investigations relating to the Company, continued access to capital markets, and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors,” which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” “Company,” “we,” “us,” or “our”) is a leading provider of global, air pollution control technology. CECO Environmental Corp. was incorporated in New York State in 1966 and reincorporated in Delaware in January 2002. We operate as a provider of air pollution control technology, products and services through three principal product groups: our Engineered Equipment Technology and Parts Group, which produces various types of air pollution control technology and equipment, our Contracting/Services Group, which produces air pollution control and engineered industrial ventilation systems, and our Component Parts Group, which manufactures products used by us and other air pollution control companies and air system contractors. It is through combining the efforts of certain or all of these groups which enables us to offer complete full systems to our customers and leverage the operational efficiencies between our family of technology companies. In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Kirk & Blum,” “CECO Filters,” “Busch International,” “CECO Abatement Systems,” “KB Duct,” “Effox,” “Fisher-Klosterman,” “Buell,” “A.V.C.,” “FKI,” and “Flextor,” to multiple end markets, a broad group of customers and for a wide range of applications.

We have created a family of companies, each playing a specialized role in the creation of clean air solutions. In December 1999, we acquired Kirk & Blum, one of the largest sheet metal fabricators in the country. This major acquisition significantly changed our focus and capabilities by transforming the Company from a manufacturing operation to a full-service product, engineering and design service provider of air pollution control solutions. We have built upon this end-to-end platform strategy by broadening our offerings through both acquisitions and the creation of new service offerings. Other important organizational developments include the following:

•

Acquired the assets of Effox, Inc. (“Effox”), a leading producer of dampers and expansion joints, in February 2007 to continue the execution of our “horizontal integration” strategy, broadening our exposure to the multibillion-dollar energy, power and utility markets.

•

Acquired in February 2008, the assets of Fisher-Klosterman, Inc. (“FKI”), which produces air pollution and particulate recovery products in the fields of petroleum refinery, power production, petrochemicals, and manufacturing. Included in the acquisition of FKI was their 30,000 square foot manufacturing facility in Shanghai, China, which is increasingly playing a significant role in our organization.

•

Acquired in August 2008, Flextor, Inc. (“Flextor”), of Montreal, Canada. Flextor, like Effox, is a producer of dampers and expansion joints. The addition of Flextor gives us a greater international presence in that market, especially in Latin America.

•

Acquired in August 2008, the assets of A.V.C. Specialists (“A.V.C.”). A.V.C. produces replacement parts for electrostatic precipitators. Their primary markets are the refining and power industries. A.V.C.’s operations fit well as a division of FKI.

•	Consolidated management of Effox and Flextor to strengthen the marketing of their technology, products, and services to the energy, power, and utility markets.

Recent Company Developments

In November 2011, we sold one of our small divisions, kbd/Technic, Inc., in a strategic move to strengthen our focus on the continued development and resources on our core capabilities of being a global provider of air pollution control technology, products and services.

During 2010 and 2011, our operational efficiency and profitability improved significantly due to streamlining, price management, consolidation of our facilities, and reduced overhead expenses across all business units. Our Contracting/Services Group closed manufacturing facilities in Cincinnati, Ohio, Lexington, Kentucky and Indianapolis, Indiana. The remaining Contracting/Services Group locations at Louisville, Kentucky, Columbia, Tennessee and Greensboro, North Carolina, are now more fully utilized and operating at a much higher level of performance. We additionally implemented a strategy in early 2011 to prune lower margin customer backlog in this group.

Additionally, in 2010, we closed our GMD manufacturing facility, which was part of our Engineered Equipment Technology and Parts Group, in Fort Worth Texas. We will maintain and manage the GMD product lines from our Fisher-Klosterman facility in Louisville, Kentucky.

Strategy and Vision

Our goal is to become the world-class leader in air pollution control technology by focusing on the following key elements:

1. Profitable Growth	-	Implementing profitable ways to grow globally with premier air pollution technology and solutions
2. Product, Service and Project Excellence	-	Creating customer successes and building customer loyalty
3. Operational Excellence	-	Running smart, lean, best-in-class, innovative processes
4. Employee Development	-	Investing in the training and development of our employees
5. Global Market Coverage	-	Improving sales and manufacturing resources to expand our customer base, grow and uncover new opportunities
6. Safety Leadership	-	Increasing employee safety with preventative safety practices so no one gets hurt

Our strategy utilizes all of our resource capabilities to help customers improve efficiencies and meet specific regulatory requirements within their business processes through optimal design and integration of full contaminant and pollution control systems. Our engineering and design expertise in air quality management combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop cost-effective solution to meet their integrated abatement needs.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are the leading provider of complete solutions to the air pollution control and industrial ventilation industry and one of the largest and most diversified solution providers globally. The multibillion-dollar global air pollution control market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. Through the vertical integration of our family of companies, we offer our customers a complete end-to-end solution from engineering and project management services, to procurement and fabrication, to construction and installation, to aftermarket support and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

Long standing experience and customer relationships in growing industry. We have serviced the environmental needs of the industrial workplace for over 100 years. Our extensive experience and expertise in providing full solutions for the air pollution control and industrial ventilation industry enhances our overall customer relationships, and provides us a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by strong relationships with many of our world class customers. We believe no single competitor has the resources to offer a similar portfolio of product and service capabilities. Our family of companies offers the depth of a large organization, while our lean organizational structure keeps us close to our customers and markets allowing us to offer fast complete solutions to each unique situation.

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2011, we had a diversified customer base of more than 3,500 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, refining, chemical, foundry, ethanol, power and metals companies, including General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Houston Refining, Ecopetrol, Toyota North America, Inc., The Babcock & Wilcox Company, Alcoa, Inc., Valero, Alstom, Matheson Tri-Gas, Exxon, Allegheny Steel, and Vale. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of 24 years of experience in the air pollution control and industrial ventilation industry. Our Chief Executive Officer and Chief Operating Officer, Jeff Lang, has more than 30 years of executive operating management experience in manufacturing. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 100 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complementary product or service offerings into our family of companies. In February 2007, we acquired Effox, which gave us access to the multi-billion dollar energy, power and utility markets. In February 2008, we acquired FKI, which we believe has given us expanded access to the petroleum and power industries and gives us a manufacturing presence in China. In August 2008, we acquired Flextor which added an international scope to Effox’s business. In that same month we also acquired A.V.C., which added additional replacement parts capability to FKI. We believe that the breadth and diversity of our products and services and our ability to deliver full solutions to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry.

Industry Overview

We serve a large industry that has grown steadily over the last several years. The market for air pollution control and industrial ventilation products is a multi-billion dollar market that has grown rapidly and is highly fragmented. Today, more so than ever, people demand to live in a world of clean air and water and an environment that is free of industrial pollutants.

We believe demand for air pollution control and industrial ventilation products in the U.S. and globally has recently and will continue to be driven by these factors:

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

Increasingly stringent air quality standards and the need for improved industrial workplace environments are the principal factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The EPA and OSHA, as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values for more than 1,000 industrial contaminants. Any of these factors, individually or collectively, tend to cause increases in industrial capital spending that is not directly impacted by general economic conditions, expansion, or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. However, in a weak economy customers tend to lengthen the time from their initial inquiry to the purchase order, or defer purchases.

•

Worldwide Industrialization. Global trade has increased significantly over the last couple of years driven by growth in emerging markets, including China and India, as well as other developing nations in Asia and Latin America. Furthermore, as a result of globalization, manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues, and we expect more rigorous environmental regulations will be introduced to create a cleaner and safer working environment and reduce environmental emissions as these economies evolve.

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to penetrate new customers, geographic locations, and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the strategic acquisitions of Effox in February 2007, Flextor in August 2008, and A.V.C. in August 2008. Our acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets. The acquisition of Flextor in August 2008 further expanded Effox’s business internationally. Our acquisition of FKI expanded our access to the petroleum and power markets. The FKI acquisition also provides us with a manufacturing facility in China, which since 2010 is experiencing significant growth in revenues and operating income. The acquisition of A.V.C. added additional replacement parts sales to FKI’s business. We intend to continue to expand our sales force, customer base, and end markets, and have identified a number of attractive growth opportunities both domestically and globally, including international projects in China, India, Latin America, Europe and the Middle East.

Develop Innovative Solutions. We intend to continue to leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by considering projected demand for the product or service, price point, and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near-term. In addition, we continually improve our traditional technologies and adapt them to new industries and processes.

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,500 active customers as of December 31, 2011, across a broad base of industries, including aerospace, brick, cement, steel, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, refineries, wood working, chemicals, tobacco, glass, automotive, and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Pursue Selective Acquisitions. We will continue to explore selective acquisition opportunities that:

•	Further broaden the breadth of our product and service offering;

•	Allow us to enter new end markets or strengthen our presence in an existing end market;

•	Extend our industry leadership position; and

•	Are accretive to earnings.

The air pollution control and industrial ventilation industry is highly fragmented, which may present acquisition opportunities, particularly companies that produce types of pollution control equipment that we do not currently manufacture, or companies that have system expertise in a particular industry that we do not currently serve or feel that we under serve, or who, by integrating into our existing family of companies, would make us a dominant player in that particular market. We believe that there is an ongoing trend among customers to utilize fewer suppliers in order to simplify procurement, increase manufacturing efficiency, and generally reduce costs. We believe our reputation as an established, reliable, and responsible provider of complete full solutions makes us an attractive acquirer.

Products and Services

We believe that we are recognized as a leading provider in the air pollution control technology industry. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities. We now market these full pollution control services through all our companies. With a diversified base of more than 3,500 active customers, we provide services to numerous industries including aerospace, brick, cement, steel, ceramics, metalworking, printing, paper, food, foundries, utilities, metal plating, woodworking, chemicals, glass, automotive, ethanol, pharmaceuticals, and refining. The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Engineered Equipment Technology and Parts Group

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

-   Baghouse Fabric Filters

-   Cartridge Collectors

•    Pneumatic Conveying and Industrial Ventilation

• Refineries • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•    Air Pollution Control

•    Product Recovery and Capture

•    Petroleum Refining

•    Catalyst Recovery

•    Manufactured Sand

•    Protection of Downstream Process and Pollution Control Equipment

•    Flyash Beneficiation

Contracting / Services Group

	• Full Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications
Components Parts Group

	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

	• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments - Dust Particles - Fumes - Oil Mist

Engineered Equipment Technology and Parts Group

Our Engineered Equipment Technology and Parts Group, located in the United States as well as Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox-Flextor, FKI, and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

In February 2007, we acquired the assets of Effox in Cincinnati, Ohio, to continue the execution of our horizontal integration strategy. The acquisition of Effox increases our exposure to the multibillion dollar electric power generation market, coal and gas, and the ethanol, metals and mineral products markets. We provide dampers and expansion joints for flue gas and process air systems with emphasis on steam heat recovery, flue gas desulphurization, and catalytic (NOx) reduction. For existing systems, Effox provides rebuilding and repair services, including basic design modification. Flextor, which was acquired in 2008, is similar to Effox but its business is more international with an emphasis on Latin America. The management of Effox and Flextor was consolidated to strengthen the marketing of their technology, products, and services to the energy, power, and utility markets.

In February 2008, we acquired the assets of FKI, to further expand our access to the petrochemical, petroleum, and power markets. FKI produces cyclones, electrostatic precipitator parts and service, air filtration equipment and scrubbers. A.V.C., acquired in August 2008, added to FKI’s replacement parts business.

Our fiber bed filter technology is marketed under the CECO Filters trade name directly to customers. The principal functions of the filters are: (a) the removal of damaging mists and particles (e.g., in process operations that could cause downstream corrosion and damage to equipment), (b) the removal of pollutants, and (c) the recovery of valuable materials for reuse. The filters are also used to collect fine insoluble particulates. Major users are chemical and electronics industries, manufacturers of various acids, vegetable and animal based cooking oils, textile products, alkalies, chlorine, papers, asphalt, and pharmaceutical products. In February 2004, we established CECO Environmental India Pvt. Ltd. in Pune, India to market filtering equipment under the CECO Filters trade name to extend our penetration into the Asia market. We manufacture fiber beds in Philadelphia and in China.

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

Contracting/Services Group

Our Contracting/Services Group is comprised of the contracting/services operations of our Kirk & Blum divisions located in the United States. We provide custom metal engineered fabrication services at our Kirk & Blum Columbia, Tennessee and Louisville, Kentucky locations. These facilities fabricate parts, engineered subassemblies, and customized products for air pollution and non-air pollution systems from sheet, plate, and structurals. In addition, these facilities perform engineered fabrication for CECO Filters, Busch International and CECO Abatement. These systems, primarily sold on a turnkey basis; include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost effective engineered solution to in-plant process problems in order to control airborne pollutants. Representative customers include General Electric Company, General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Honda Motor Co., Inc., Toyota Motor North America, Inc., The Boeing Company, Lafarge, Corning Incorporated, RR Donnelley, and Alcoa Inc. North America is the principal market served, though, we supply equipment and engineering services globally. Mexico and China are two markets we supply on a global basis.

We have developed significant expertise in custom industrial air sheet metal fabrication. As a result, these facilities give us flexible production capacity to meet project schedules and cost targets in air pollution control projects while generating additional fabrication revenue in support of non-air pollution control industries. Kirk & Blum is the custom fabricator of product components for many companies located in the Midwest choosing to outsource their manufacturing. Occasionally, we will market custom fabrication services under a long-term sales agreement.

Component Parts Group

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States under the Kirk & Blum Parts division. In 2001, we started the KB Duct product line to provide a cost effective alternative to traditional duct. Primary users for this product line are those that generate dry particulate such as furniture manufacturers, metal fabricators, and any other users desiring flexibility in a duct system. Customers include end users, contractors, and dealers.

Project Design and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which produce for our customers better system performance, and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products that are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2011 and 2010, costs expended in development were not significant. Such costs are generally included as factors in determining pricing.

We also specialize in the design, fabrication and installation of full ventilation systems and processes. The project development cycle may follow many different paths depending on the specifics of the job and end market. The process normally takes between one and six months from concept and design to production, which may vary significantly depending on developments that occur during the process, including among others, the emergence of new environmental demands, changes in design specifications and ability to obtain necessary approvals.

Sales, Marketing and Support

Our global selling strategy is to provide a solutions-based approach for controlling industrial airborne contaminants by being a single source provider of industrial ventilation and air-pollution control technology products and services. The strategy involves horizontally expanding our scope of products and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing family of technology and system providers. We believe this strategy provides a discernible competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support, and single source responsibility. Our value proposition to customers is to provide competitively priced, customized full solutions. Our combined industry-specific knowledge base, accompanied by our product and service offerings, provides valuable synergies for design innovation.

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

Quality Assurance

In engineered systems, quality is defined as system performance. We carefully review with our customers, before the contract is signed, the level of pollutants capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that guarantees will be met. Standard project management and production management tools are used to ensure that all work is done to specification, that project schedules are met, and that the system is started up in the proper manner. Equipment is tested at the site to ensure it is functioning properly. Every fiber bed filter we build is tested at the factory, whether built in China, India or the United States. Historically, warranty expense is very low.

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2011 or 2010. We do not believe the loss of any of our customers would have a material adverse effect on us and our subsidiaries taken as a whole.

Suppliers and Subcontractors

We purchase our angle iron and sheet plate products from a variety of global sources. When possible, we directly secure these materials from steel mills. Other materials are purchased from a variety of steel service centers. Steel prices have been volatile, but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products. On contract work, we mitigate the risk of higher prices by including the current price in our estimate, and including in our terms and conditions price inflation clauses for protection.

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

Typically on turnkey projects, we subcontract such things as electrical work, concrete work, controls, conveyors, insulation, etc. We use subcontractors with whom we have good working relationships and review each project, both at the beginning and on an ongoing basis, to ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog from continuing operations was approximately $54.9 million and $54.3 million at the end of the fiscal years 2011 and 2010, respectively. Substantially all 2010 backlog was completed in 2011. Approximately 90% of the 2011 backlog is expected to be completed in 2012. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

We believe that there are no singly dominant companies in the industrial ventilation and air pollution control technology markets in which we participate. These markets are fragmented with numerous smaller and regional participants. Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities is very important to our customers. As a result, competition varies widely by region and industry. The market for our engineered products is reasonably competitive and is characterized by technological change, continuously changing environment regulations, and evolving customer requirements. CECO offerings are engineered and differentiated. We believe that the principle competitive factors in our markets include:

•	Performance track record in difficult plant applications;

•	Breadth and diversity of product offerings;

•	Ability to design standard and custom products that meet customers’ needs;

•	Ability to provide reliable solution in a timely manner;

•	Quality customer service and support; and

•	Financial and operational stability, including reputation.

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

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold three patents that relate to the Busch International JET* STAR systems. We hold a U.S. patent for our N-SERT and X-SERT prefilters and for our Catenary Grid scrubber. We also hold a U.S. patent for a fluoropolymer fiber bed for a mist eliminator, a U.S. patent for a fluted filter, and a U.S. patent for a multiple in-duct filter system. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2011 and 2010, sales from continuing operations to customers outside the United States, including export sales, accounted for approximately 23% and 19%, respectively, of consolidated net sales. Sales were made in 31 countries in 2011. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March 2008, we acquired FKI which leases a 40,000 square foot facility in Shanghai, China, and in August 2008, we acquired Flextor which at that time leased a 15,000 square foot facility in Montreal, Canada. That production facility was closed in April 2011 and a smaller sales and technical services office is being leased. The management of Effox and Flextor was consolidated to strengthen the marketing of their technology, products, and services to the energy, power, and utility markets.

We currently are not materially reliant on any one of our foreign operations. We anticipate that our sales to customers outside of the United States will continue to increase.

Employees

We had 523 full-time employees and 1 part-time employee as of December 31, 2011. The facilities of Kirk & Blum are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2011, approximately 219 employees are represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 1, 2012. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2012.

Name	Age	Position with CECO
Phillip DeZwirek	74	Chairman of the Board of Directors
Jeff Lang	55	President and Chief Executive Officer, Director
Benton Cook	49	Interim Chief Financial Officer and Controller
Jason DeZwirek	41	Secretary, Director

Phillip DeZwirek became a director and the Chairman of the Board in August 1979. Mr. DeZwirek also served as Chief Executive Officer from August 1979 through February 15, 2010. Mr. DeZwirek also serves as a member of the boards of directors of the Company’s subsidiaries. In addition to serving as our Chairman, Mr. DeZwirek’s principal occupations during the past five years have been serving as President of Icarus Investment Corp. (“Icarus”) (since 1990) and a director and Chairman (November 2006 through January 2011) and Chief Executive Officer (November 2006 through April 2008 and September 2010 through January 2011), of API Technologies Corp., a publicly traded company (NASDAQ:ATNY) that is a prime contractor in electronics, highly engineered systems, secure communications and electronic components and sub-systems for the defense and aerospace industries. Mr. DeZwirek is also involved in private investment activities. Mr. DeZwirek is the father of Mr. Jason DeZwirek.

Jeff Lang has served as our Chief Executive Officer since February 15, 2010 and as a director and our Chief Operating Officer since May 20, 2010. Prior to joining the Company, Mr. Lang was the Executive Vice President, Operating Officer of McJunkin Red Man Corporation, a Goldman Sachs Capital Partners portfolio company, from 2007 to 2009, a $4.5 billion provider of pipe, valves and fittings, and related services serving the petrochemical, petroleum refining, pulp and paper, oil, gas industry and utilities. He was the Senior Vice President and Operating Officer of Red Man Pipe and Supply Company from 2006 to 2007, a $1.8 billion pipe, valve, fitting company, which merged with McJunkin Corporation to form McJunkin Red Man Corporation. Mr. Lang was employed by Ingersoll Rand Company, a global industrial company, for twenty-five years from 1980 to 2005. He started out as a sales engineer in 1980, became a Sales and Service Branch Manager in 1985, the Southeast U. S. Area Manager, Air Solutions in 1995, and by 1999 was the Director and General Manager, North American Distributor Division and from 2002 to 2005 served as the Director and General Manager, North American industrial Air Solutions Technology, reporting directly to the President of the Air Solutions Group.

Benton Cook became the Interim Chief Financial Officer as of September 28, 2011 upon the resignation of Dennis Blazer. Mr. Cook joined CECO in 2004 in the role of Project Manager – Sarbanes-Oxley and has served as CECO’s Controller since 2008, which position he continues to hold. From 2001 to 2004, Mr. Cook served as location Controller for TAC Americas, Inc. a subsidiary of TAC AB, Malmo, Sweden which was purchased in 2003 by Schneider Electric SA. Mr. Cook reported directly to the TAC Chief Financial Officer in Carrollton, Texas. From 1998 to 2001, Mr. Cook served as Corporate Controller for Control Solutions Ltd, LLC, a subsidiary of DQE Energy, Pittsburgh, PA, reporting directly to the Chief Financial Officer. From 1990 to 1998, Mr. Cook served as Corporate Controller for the privately held companies Rich Housh Services, Inc. and Control Solutions, Inc. in Lebanon, Ohio reporting directly to the Chief Executive officer and owner. Mr. Cook is a Certified Public Accountant.

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

Where to Find More Information

CECO Environmental Corp. is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports and other information filed with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. We also maintain a website at www.cecoenviro.com on which we provide a link to access CECO’s SEC reports free of charge. The content of our website is available for information purposes only and is not incorporated by reference.

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

Our environmental systems business is primarily driven by capital spending, clean air rules, plant upgrades by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

Our dependence upon fixed-price contracts could adversely affect our operating results.

The majority of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

If actual costs for our projects with fixed-price contracts exceed our original estimates, our profits will be reduced or we may suffer losses.

The majority of our contracts are fixed-priced contracts. Although we benefit from cost savings, we have limited ability to recover cost overruns. Because of the large scale and long-term nature of certain of our contracts, unanticipated cost increases may occur as a result of several factors, including:

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

Our business may be adversely affected by global economic conditions.

The continuation or resurgence of the recent global economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products and services; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. It could also limit our ability to expand through acquisitions due to the tightening of the credit markets.

Our ability to obtain financing for future growth opportunities may be limited.

Our ability to execute our growth strategies may be limited by our ability to secure and retain additional financing at terms reasonably acceptable to us or at all. Certain of our competitors are larger companies that may have greater access to capital, and therefore, may have a competitive advantage over us should our access to capital be limited.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog from continuing operations has increased to $54.9 million at December 31, 2011 from $54.3 million at December 31, 2010. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

We recognize contract revenue using the percentage-of-completion method on fixed price contracts over $50,000. Under this method for each contract, estimated contract revenue is calculated based generally on the percentage that actual direct costs to date are to total estimated direct costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total direct cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management or our historical experience, could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

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

Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, an unavoidable level of risk remains regarding their actual operating and financial condition. Until we actually assume operating control of these businesses, product or service lines, assets or technologies, we may not be able to ascertain the actual value or understand the potential liabilities. This is particularly true with respect to acquisitions outside the United States.

In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our credit facility with Fifth Third Bank (the “Bank Facility”) contains certain covenants that limit, or which may have the effect of limiting, among other things acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

A significant portion of our accounts receivable are related to larger contracts, which increases our exposure to credit risk.

We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. If any of these customers enter bankruptcy or liquidation it may have a material adverse affect on our revenues and accounts receivable. We frequently attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results.

Changes in billing terms can increase our exposure to working capital and credit risk.

Our products are generally sold under contracts that allow us to bill upon the completion of certain agreed upon milestones or upon actual shipment of the product, and in certain contracts include a retention provision. We attempt to negotiate progress-billing milestones on all large contracts to help us manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control, including due to current economic conditions. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year- long as opposed to a three-month project more time is available for the customer to experience a softening in their business, which may cause the customer to cancel a project.

An SEC investigation involving us may result in future costs to us, and could adversely affect us.

As previously disclosed, we are currently the subject of a non-public formal investigation by the SEC. We have been cooperating with and intend to continue to cooperate with the SEC. However, there can be no assurance that the SEC will not take any action that could adversely affect us as a result of the matters it is reviewing. We have incurred legal fees and other expenses in connection with the informal SEC inquiry and could incur significant legal fees, penalties and other expenses in connection with the ongoing SEC investigation. In addition, members of our management have devoted in the past, and may need to devote in the future, a significant amount of time to these matters, which would reduce the amount of time they can devote to our business and therefore have an adverse effect on our business.

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

As of December 31, 2011, goodwill and intangibles represented approximately $18.4 million, or 23.2% of our total assets. Goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to annual impairment evaluations (or more often if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic climate could continue to have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our operations outside of the United States are subject to political, investment and local business risks.

In 2011, approximately 23% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our aspirations in the future are to balance revenues 50/50 between the U.S. and global market. Operations outside of the United States, particularly in emerging markets, are subject to a variety of normal risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

The industries in which we compete are all highly competitive and highly fragmented. We compete against a number of local, regional and national contractors and manufacturers in each of our product or service lines, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source responsibility. We believe new entrants that are large corporations may be able to compete with us on the basis of price and as a result may have a material adverse affect on the results of our operations. In addition, we cannot state that other companies will not develop new or enhanced products that are either more effective than ours or would render our products non-competitive or obsolete. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials and subcontracting costs comprise the largest component of our costs, representing approximately 56% of the costs of our net sales in 2011. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

We are highly dependent on the experience of our management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. We cannot state that we will be successful in attracting and retaining such personnel. Our failure to recruit additional key personnel could have a material adverse effect on our business, financial condition and results of operations.

We have indebtedness, which may adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

As of March 1, 2012, the aggregate amount of our convertible debt was $9.6 million and we had no outstanding indebtedness under our Bank Facility. Our convertible debt is convertible at $4.00 per share and since the current stock price exceeds that threshold, we anticipate that at least portions of this debt will be converted to equity. If we incur additional debt in the future, any outstanding indebtedness could have important consequences for investors, including the following:

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. We purchase our entire chemical grade fiberglass from one domestic supplier, which we believe is the only domestic supplier of such fiberglass, and certain specialty items from only two domestic suppliers. These items also can be purchased from foreign suppliers. Failure by our third-party suppliers to meet our requirements could have a material adverse effect on us. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of manufacturers or suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.

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

We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended in the future; we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The air pollution control and filtration industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our filtration products and processes obsolete. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot state that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

We might be unable to protect our intellectual property rights and our products could infringe the intellectual property rights of others, which could expose us to costly disputes.

We hold various patents and licenses relating to certain of our products. We cannot state as to the extent or degree of protection that existing or future patents, if any, may afford us, that our patents will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us. Although we believe that our products do not and will not infringe patents or violate the proprietary rights of others, it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products or obtain a license for certain technology. We cannot state that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon our business. In addition, we state that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violations action which may be brought against us. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of March 1, 2012, 172 of our 478 employees are represented by international or independent labor unions under various union contracts that expire from May 31, 2012 to May 31, 2014. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Our use of subcontractors could potentially harm our profitability and business reputation.

Occasionally we act as a prime contractor in some of the engineered projects we undertake. In our capacity as lead provider and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as electrical work, concrete work, insulation, conveyors, controls, etc. In our industry, the lead contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated. We are strategically selecting only certain profile type projects to become the lead contractor going forward.

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

Increased information technology (IT) security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Risks Related to Our Common Stock

Our executive officers and directors are able to exercise significant influence over CECO, and their interests may conflict with those of our other stockholders.

As of March 1, 2012, our executive officers and directors beneficially own approximately 34% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options beneficially held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Our common stock is relatively illiquid. As of March 1, 2012, we had 14,516,342 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2012 was approximately 14,690 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock.

Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, liquidation of a holding of our stock at a satisfactory price might not be possible.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 1, 2012, the sale prices of our common stock on The NASDAQ Global Market have ranged from a low of $4.98 to a high of $8.05 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2011, approximately 1.2 million options or shares of restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of Phillip DeZwirek and Jason DeZwirek, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 238,000 shares of our common stock as of December 31, 2011 under our 1997 Stock Option Plan and outstanding options to purchase approximately 936,000 shares under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements. We also have subordinated promissory notes issued to several private investors that may be converted into 2.4 million shares of our common stock.

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

Issuance of shares under our stock incentive plan, under our convertible debentures, or under warrants, or in connection with financing transactions will dilute current stockholders.

Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. Dilution will occur upon exercise of any outstanding stock awards. We have issued convertible debentures that may be converted into 2.4 million shares, the conversion of which will cause dilution to occur. If we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders. In addition, we have historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts, of which 250,000 warrants are currently outstanding, which may cause dilution when exercised.

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

Item 1B.	Unresolved Staff Comments Not Applicable

Not Applicable

Item 2.	Properties

Our corporate headquarters and the Contracting/Services segment management offices are located in Cincinnati, Ohio at a 7,000 square foot facility that we lease. We also have an executive office in Toronto, Canada, at facilities maintained by an affiliate of our Chairman of the Board and our Secretary, who work at the Toronto office. We reimburse such affiliate $10,000 per month for the use of the space and other office expenses. The Engineered Equipment Technology and Parts segment has management offices in Cincinnati, Ohio as well as in Louisville, Kentucky, and our Component Parts segment management office is located in Greensboro, North Carolina.

The Contracting/Services segment owns a 35,000 square foot manufacturing facility in Louisville, Kentucky. In 2010, we closed and sold our Contracting/Services segment manufacturing facilities in Lexington, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio and our Indianapolis property which was also closed in 2010, was sold in February 2011.

In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

Leased Locations	Type	Square Footage	Annual Rent	Expiration
Engineered Equipment Technology and Parts segment:
Chicago, Illinois	Sales	1,250	$24,800	January 2013
Louisville, Kentucky	Mfg.	61,095	$104,400	March 2013
Conshohocken, Pennsylvania	Mfg.	30,000	$210,032	April 2014
Lebanon, Pennsylvania	Sales	6,800	$61,300	September 2014
Pittsburgh, Pennsylvania	Sales	4,000	$61,000	May 2012
Cincinnati, Ohio	Mfg.	96,400	$313,300	November 2016
Montreal, Canada	Sales	3,514	$34,332	October 2017
Shanghai, China	Mfg.	40,000	$140,630	March 2013
Pune, India	Sales	255	$22,282	December 2014

Contracting / Services segment:
Indianapolis, Indiana	Sales	5,000	$21,650	September 2012
Canton, Mississippi	Mfg.	20,100	$35,900	July 2013
Columbia, Tennessee	Mfg.	34,800	$127,000	August 2013

Component Parts segment:
Greensboro, North Carolina	Mfg.	30,000	$122,400	August 2018
Cincinnati, Ohio (a)	Mfg.	53,210	$193,152	April 2018
Salt Lake City, Utah	Mfg.	13,600	$45,600	April 2012

Corporate segment:
Cincinnati, Ohio (b)	Admin.	7,000	$91,000	June 2016

(a)	Location is also used by the Contracting / Services as a Sales office.
(b)	Location is also used by the Contracting / Services as a management office.

It is anticipated that all leases coming due in the near future will be renewed at expiration.

The property we own is subject to collateral mortgages to secure the amounts owed under the Bank Facility.

Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.	Legal Proceedings

See Note 13 “Commitments and Contingencies – Legal Proceedings” to the Consolidated Financial Statements contained in Part II, Item 8 of this report for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CECE.” The following table sets forth the high and low common stock sales prices as reported by the NASDAQ Global Market during the periods indicated.

	2011				2010
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

High	$6.65	$8.05	$7.19	$6.53	$6.28	$6.11	$5.58	$4.16
Low	4.98	5.13	5.43	5.32	5.16	4.68	3.82	3.31

Dividends

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors determined to initiate a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of CECO’s shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our credit agreement contains provisions that prevent us from paying any dividends to our stockholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal year 2011, our Board declared the following dividends:

Dividends Per share	Record Date	Payment Date
$ 0.025	September 15, 2011	September 30, 2011
$ 0.025	December 15, 2011	December 30, 2011

The Board of Directors announced on March 9, 2012 a cash dividend of $0.035 per share. The dividend is payable on March 30, 2012, to all shareholders of record at the close of business on March 20, 2012.

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2012 was 170, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to the shares of common stock repurchased by us during the three month period ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2011 – October 31, 2011	0	$0.00	0	491,100
November 1, 2011 – November 30, 2011	32,453	$6.26	32,453	458,647
December 1, 2011 – December 31, 2011	50,437	$6.05	50,437	408,210

Total	82,890	$6.13	82,890	408,210

(1)	Represents open market purchases made under the Company’s stock repurchase plan.
(2)	On August 11, 2011, the Company announced a stock repurchase program under which we can repurchase up to 500,000 shares of our common stock over an eighteen month period.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12—Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in 2011.

Item 6.	Selected Financial Data

A smaller reporting company is not required to provide the information in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. CECO Environmental Corp. and its subsidiaries are referred to collectively as “CECO,” “the company,” “us,” “we,” or “our” in the following discussion and analysis.

Overview

Business Overview

We are one of the leading providers of air-pollution control technology products and services. These products, technology, and services are marketed under the “Kirk & Blum,” “CECO Filters,” “Busch International,” “CECO Abatement Systems,” “KB Duct,” “Effox,” “Fisher Klosterman,” “Buell,” “Flextor,” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,500 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

Industry Trends and Corporate Strategy

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

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, KB Duct, CECO Environmental India, Effox, Fisher-Klosterman, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing lean corporate structure without increasing costs proportionally. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

During 2011, we expanded our sales market coverage in India through a strategic partnership with Empire Industrial Equipment, which is a large equipment sales, installation, and after sales service supplier to industrial manufacturers across India. We continue to experience growth in China which has resulted in hiring of sales engineers dedicated to serving industrial markets benefiting our Busch, Effox/Flextor, CECO Abatement and CECO Filters companies.

During 2010 and 2011, our operational efficiency and profitability improved significantly due to streamlining, price management, consolidation of our facilities, and reduced overhead expenses across all business units. Our Contracting/Services Group closed manufacturing facilities in Cincinnati, Ohio, Lexington, Kentucky and Indianapolis, Indiana. The remaining Contracting/Services Group locations at Louisville, Kentucky, Columbia, Tennessee and Greensboro, North Carolina, are now more fully utilized and operating at a much higher level of performance. We additionally implemented a strategy in early 2011 to prune lower margin customer backlog in this group.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, safety, employee development, and customer service excellence. The presidents work closely with the CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have excellent organizational focus from headquarters through-out our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do smart future bolt-on acquisitions with a full integration strategy.

Our three operating segments are: the Engineered Equipment Technology and Parts Group, which produces various types of air pollution control equipment, the Contracting/Services Group, which produces air pollution control and industrial ventilation systems and the Component Parts Group, which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our former Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures. In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

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

Cost of sales as a percent of 2011 revenue is 73% and includes approximately 56% material and subcontracting expenses as well as 12% labor, plus 5% factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including Selling, General & Administrative and factory overhead.

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

In general, labor is the factor we are able to mark up the most followed by material and equipment and subcontracts. Across our various product lines, the relative relationships of these factors change thus causing variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage. The important factor is that gross margin dollars increase even though margin percentages are reduced.

Selling and administrative expense principally includes advertising and marketing expenditures and all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. We expect to leverage our fixed operating structure as we continue to grow our revenue.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2011 and 2010 are as follows:

	For the year ended December 31,
($ in millions)	2011	2010
Net sales from continuing operations	$139.2	$140.6
Cost of goods sold from continuing operations	101.0	107.9

Gross profit from continuing operations	$38.2	$32.7
Percent of sales	27.5%	23.3%
Selling and administrative from continuing operations	$25.4	$27.5
Percent of sales	18.2%	19.6%
Operating income from continuing operations	$12.4	$5.0
Percent of sales	8.9%	3.6%

Consolidated sales from continuing operations in 2011 were $139.2 million compared to $140.6 million in 2010. The increased demand for our products and services created by certain industrial sectors such as small independent contractors that purchase component parts created an 11.5% increase in our Component Parts Group sales as well as an increase in Engineered Equipment Technology and Parts Group sales of 4.7% created primarily by demand in the refining and steel sectors. These increases were offset by a decrease in Contracting/Services Group sales of 20.6% which is primarily a result of our strategy implemented in early 2011 to prune lower margin customer backlog in this group.

Gross profit from continuing operations increased by $5.5 million, or 16.8% to $38.2 million in 2011 compared with $32.7 million in 2010. Gross profit from continuing operations as a percentage of sales was 27.5% in 2011 compared to 23.3% in 2010. The net increase in gross profit from continuing operations was primarily due to a shift to higher margin work in the Contracting/Services Group, product mix to the higher margin parts and engineered equipment products and services, and increased contributions from our Shanghai division.

Orders booked in 2011 were $139.8 million compared to $128.5 million in 2010. The increase in bookings was due primarily to continued global industrial demand and a slight improvement in U.S. economic conditions. We continue to experience an active level of customer inquiry and quoting activities and have seen increased demand in 2012 as compared to the same period in 2011.

Selling and administrative expenses decreased $2.1 million to $25.4 million in 2011 from $27.5 million in 2010, and decreased to 18.2% as a percent of sales in 2011 from 19.6% in 2010. These decreases were due primarily to streamlining divisional operations and senior management reductions primarily from our Contracting / Services Group.

Amortization expense was $441,000 in 2011 and $501,000 in 2010. The decrease in amortization expense was the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income for 2011 was $12.4 million, an increase of $7.4 million from $5.0 million in 2010. Operating income as a percent of sales for 2011 was 8.9% compared to 3.6% for 2010. Improved margins, pruning of lower margin products, changes in product mix, decreased selling and administrative expenses, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Other income (expense) from continuing operations for 2011 was $492,000 compared to $(135,000) in 2010. The income in 2011 primarily consists of a $359,000 payment of short swing trading profits that was returned to the Company by a director and an affiliated shareholder. The foreign currency transaction losses were $(135,000) in 2010 as compared with foreign currency gains of approximately $115,000 in 2011.

Interest expense decreased slightly to $1.1 million in 2011 from $1.2 million in 2010. The slight decrease is due to the conversion of $1.2 million of our subordinated debt into equity during 2011.

Federal and state income tax expense was $3.4 million in 2011 compared to $1.4 million in 2010. The effective income tax rate for 2011 was 29.0% compared with 37.3% in 2010. The effective tax rate during 2011 and 2010 was affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

$ in thousands	2011	2010
Net Sales by Business Segment
Engineered Equipment Technology and Parts
United States	$82,946	$78,188
Canada	7,492	12,880
Brazil	2,214	528
China	9,001	4,900
India	229	843

Subtotal	101,882	97,339
Contracting / Services (C/S)	29,466	37,122
Component Parts (CP)	20,230	18,148
Corporate and other	1,079	1,548
Eliminations	(13,465)	(13,555)

Net sales	$139,192	$140,602

$ in thousands	2011	2010
Income (loss) from operations
Engineered equipment technology and parts	$12,381	$9,314
Contracting / Services	3,145	28
Component Parts	3,372	2,798
Corporate and other (a)	(6,418)	(6,830)
Eliminations	(112)	(274)

Income from operations	$12,368	$5,036

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

The amounts presented above and in the following comments at the reportable business segment level include both external and intersegment net sales and operating income (loss). See “Intra-segment and Inter-segment Revenue” table in Note 18 to the Consolidated Financial Statements contained in this report.

Engineered Equipment Technology and Parts Group

Our Engineered Equipment Technology and Parts Group net sales were $101.9 million in 2011 compared to $97.3 million in 2010, an increase of $4.6 million. The 2011 increase is primarily due to a $4.1 million increase in revenues from our Fisher-Klosterman Shanghai division coupled with increased revenues at Busch, Buell

FCC, and Fisher-Klosterman. The increase at our Shanghai division is primarily the result of increased demand in China for air pollution control and industrial ventilation equipment. These revenue increases were partially offset by reduced revenues of $4.0 million at our CECO Abatement division due to decreased facility demand in the ethanol industry.

Operating income from the Engineered Equipment Technology and Parts Group totaled $12.4 million in 2011 compared to $9.3 million in 2010, an increase of $3.1 million. The increase recognized in 2011 was primarily due to an increase of $1.8 million at Fisher-Klosterman Shanghai coupled with increases at CECO Filters, Buell FCC and Busch.

Contracting/Services Group

We are making a successful strategic shift away from the lower margin, higher risk contracting work to higher margin design, build, end user customer segments. In addition to the strategic shift, we have raised the internal minimum acceptable margins for this group by several percentage points. As a result, Contracting/Services Group net sales for 2011 decreased to $29.5 million compared to $37.1 million in 2010 while profitability increased. The strategic shift to more design build end user type projects was the reason for the lower year over year revenue decline. Our two fabrication plants are performing at higher utilization and profitability levels than 2010 and prior years.

Operating income for the Contracting/Services Group was $3.1 million in 2011 compared to $28,000 in 2010. This increase is primarily due to strategic shift, customer segments, and reduced operating costs in 2011 from facilities consolidations and streamlining efforts, effective project management, and improved pricing strategies.

Component Parts Group

Component Parts Group net sales were $20.2 million in 2011 compared to $18.1 million in 2010. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the Component Parts Group was $3.4 million in 2011 compared to $2.8 million in 2010. This increase is primarily due to increased revenues as described above and better strategic pricing strategies.

Liquidity and Capital Resources

Financing

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. At December 31, 2011 and December 31, 2010, cash and cash equivalents totaled $12.7 million and $5.8 million, respectively. Generally, we do not carry significant cash and cash equivalent balances because excess amounts are used to pay down our revolving line of credit or other indebtedness incurred for acquisitions. In 2010, proceeds from the sale of operating equipment and real estate were used to pay off the outstanding balances on our credit line and our term note.

We entered into our current credit facility with Fifth Third Bank (the “Bank Facility”) on December 29, 2005. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility. The Bank Facility, as amended, includes a revolving line of credit of up to $20.0 million. The credit available is limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50% of eligible inventories up to $7.5 million. The borrowing base amount is decreased by the Company’s outstanding letters of credit. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

On August 6, 2010, we entered into an amended and restated credit agreement effective as of June 30, 2010, which amended and restated in its entirety the Bank Facility and extended the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, reset the pricing grid, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on our trailing twelve month fixed charge ratio which resulted in a reduction to our interest rate by 0.5%. The most recent pricing level determination as of December 31, 2011 did not result in any change to our interest rate. The maximum commitment under the Line of Credit remained at $20.0 million. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants that require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1.0. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

We repaid the term loan in full in 2010 and have no outstanding borrowings under the line of credit as of December 31, 2011 or 2010. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default. As of December 31, 2011, the Company has $2.9 million in outstanding trade letters of credit.

Unused credit availability under the Bank Facility at December 31, 2011 was $10.7 million, as summarized below. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver. Availability is limited as determined by a borrowing base formula contained in the credit agreement as follows:

$ in millions	12/31/11	12/31/10
Eligible accounts receivable at 70%	$11.8	$14.4
Net unbilled revenues at 50% up to $1.0 million	0.1	0.0
Eligible inventory at 50% up to $7.5 million	1.7	1.9
Borrowing base reserves required by lender	0.0	0.5

Borrowing base	$13.6	$16.8
Revolving loan principal amount outstanding	(0.0)	(0.0)
Letters of credit open	(2.9)	(5.1)

Loan availability	$10.7	$11.7

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor

Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for 2011 and 2010 was $625,000 and $648,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at December 31, 2011 and December 31, 2010 was $9.6 million and $10.8 million, respectively. During 2011, $200,000, $500,000, and $500,000 of the Investor Notes were converted to 50,000, 125,000, and 125,000 shares of our common stock in February, September, and November, respectively.

The Investor Notes are secured by a second lien on the Company and its U.S. subsidiaries’ assets, which lien is subordinate to Fifth Third Bank.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2011	2010
Total operating cash flow from continuing operations	$8,702	$1,928

Purchases of property and equipment	(913)	(654)
Proceeds from sale of equipment	714	5,158

Net cash provided by (used in) investing activities from continuing operations	(199)	4,504

Net bank (repayment) borrowing	—	(2,707)
Proceeds from exercise of stock options	112	11
Cash paid for deferred financing costs	—	(347)
Cash paid for repurchase of common shares	(991)	—
Dividends paid to common shareholders	(728)	—

Net cash used in financing activities	(1,607)	(3,043)

Net increase in cash from continuing operations	6,896	3,389

Net cash provided by discontinued operations	36	1,010

Net increase in cash and cash equivalents	$6,932	$4,399

In 2011, $8.7 million of cash was provided by continuing operating activities as compared to $1.9 million provided by continuing operating activities in 2010. The $6.8 million increase in cash flow from continuing operating activities was primarily due to a $6.0 million increase in net income from continuing operations. The incremental cash provided of $4.4 million in billings in excess of cost offset the incremental cash used of $4.6 million in costs in excess of billings. In addition, the incremental cash provided of $6.2 million in Accounts Receivable was offset by the incremental cash used of $1.8 million in Account Payable and $2.9 million in Accrued income taxes, respectively. The increases in accounts receivable and billings in excess of costs were due to efforts made at the timely billing and collection of customer accounts.

Depreciation and amortization amounted to $1.4 million in 2011 compared to $1.8 million in 2010. This decrease was due primarily to decreased amortization of definite life intangibles from recent acquisitions, which are now fully amortized, and lower depreciation on property plant and equipment due to facility closures. Our net investment in working capital (current assets less current liabilities, excluding cash and cash equivalents and working capital from discontinued operations) at December 31, 2011 was $17.1 million as compared to $16.1 million at December 31, 2010. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

During 2011, net cash used in investing activities related to capital expenditures for property and equipment of $0.9 million compared to $0.7 million for 2010, and proceeds from sale of property of $0.7 million compared to $5.2 million for 2010. The proceeds of sale of property during 2011 is primarily from the sale of our Kirk & Blum Indianapolis, Indiana facility, and in 2010 was from the sale of Kirk & Blum’s Cincinnati, Ohio and Lexington, Kentucky facilities, and the Fisher-Klosterman Classifier division. We manage our capital expenditures to balance the necessary investment in our businesses to our ongoing level of sales.

Financing activities in 2011 used cash of $1.6 million which consisted primarily of cash used to repurchase common stock of $991,000 and dividends paid to our common stockholders totaling $728,000, offset by $112,000 provided by stock option exercises. This compares to cash used of $3.0 million during 2010, which is related to net revolving credit line repayments of $457,000, term debt repayment of $2.3 million, and deferred financing costs payment of $347,000.

The Company’s share repurchases totaled $991,000 in 2011 compared to $0 in 2010. The repurchases were completed using cash on hand, and included purchases under our share repurchase program that was announced in August 2011 and purchases of CECO stock held by a retiring executive. Additional details about our share repurchase activities are provided in Note 11 accompanying the consolidated financial statements within Item 8 of this annual report.

Annual cash dividends paid on common stock were $0.05 per share in 2011 compared to $0 in 2010. The Company declared and paid on September 30, 2011 to common shareholders its first ever quarterly dividend of $0.025 per share, and a $0.025 dividend was paid to common shareholders on December 30, 2011. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of CECO’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Bank Facility.

The Board of Directors announced on March 9, 2012 a cash dividend of $0.035 per share. The dividend is payable on March 30, 2012, to all shareholders of record at the close of business on March 20, 2012.

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

Based on our historical results, management’s experience, our current business strategy, current cash flows, and availability under our Bank Facility, we believe that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, if we generate insufficient cash flows from operations or are unable to draw the amounts needed from our Bank Facility to meet our short-term liquidity needs, we may borrow additional funds. Although management believes that we will be able to fund our operations from current resources, there is no guarantee that we will be able to do so, however, alternative sources of funding are potentially available in the form of additional term debt to be provided by our lender, as well as subordinated debt to be provided by a related party. However, we cannot provide any assurances that such financing will be available to us on favorable terms or at all.

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

As of December 31, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance.

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

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2011, cash payments for these benefits are expected to be in the range of $355,000 to $423,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $376,000 may be required in 2012 for the pension plan and $26,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared to estimated total contract costs to be the best available measure of progress on these contracts. Contract costs include direct material and labor costs related to contract performance. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. For contracts that are less than 50% complete, a maximum of 18% to 25% of gross profit will be recognized depending on the division and the type of contract.

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0 and $38,000 at December 31, 2011, and 2010 respectively.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 17 years for patents, 5 years for customer lists, and 3 years for employment contracts.

Long-lived assets—Property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value. An impairment charge of $324,000 was recorded in the fourth quarter of 2010, included in the gain on sale of property and equipment on the consolidated statements of income, to reflect the loss on the pending sale of our facility in Indianapolis, Indiana which was under contract and was sold in February 2011. These assets are classified as held for sale as of December 31, 2010 on the consolidated balance sheets.

Additionally, we also evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of an long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

We complete an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. In performing this assessment, the carrying value of the asset is considered impaired if the estimated fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated using the discounted future cash flow method.

Goodwill—We complete an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. For management purposes, the Company is organized into three reportable segments, Engineered Equipment Technology and Parts, Contracting/Services, and Component Parts. Each operating segment is also a reporting unit as each either has only a single component business or has more than one component business that appropriately aggregate into a single reporting unit.

In performing the goodwill impairment assessment, the carrying values of our reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. As of December 31, 2011, we elected to early adopt the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, we do not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

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

The Company was notified on February 27, 2012 by the Internal Revenue Service that the Company’s 2009 and 2010 Federal income tax returns have been selected for audit. At this early stage of the process we cannot estimate the results or the impact the audit will have on our financial position or results of operations.

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2011, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $249,000 and the annual pension expense by $18,700. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $12,500.

Stock Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments and recognizes this cost over the period during which an employee is required to provide the services, based on the fair value of the award at the date of the grant as determined by the Black-Scholes valuation method.

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

Backlog

Our backlog consists of orders we have received under signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations was $54.9 million at December 31, 2011 and $54.3 million at December 31, 2010. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

New Financial Accounting Pronouncements Adopted

ASC 715—In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” which requires an employer to provide enhanced qualitative and quantitative disclosures about its participation in multiemployer pension plans in order to enable users of the financial statements to assess the potential future cash flow implications relating to the employer’s participation in multiemployer pension plans and to provide indicators of the financial health of all significant plans in which the employer participates. The enhanced disclosures are also intended to enable the financial statement user to access additional information that is available outside the financial statements. The adoption of this guidance became effective as of December 31, 2011 for the Company and must be applied retrospectively for all prior periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. See Note 12 for disclosures required by the adoption of this guidance.

ASC 350—In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of December 31, 2011. See Note 7 for related disclosures.

Recently Issued Accounting Pronouncements

ASC 220—In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, the Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2011 and 2010 and other data are included in this report following the signature page of this report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a- 15(e). Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Securities Exchange Act Rule 13a-15(f).

With the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s definitive proxy statement relating to its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K under the Securities Act and the Exchange Act (“Regulation S-K”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

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

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement in response to Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2011	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	207,500	$8.51	—
2007 Equity Incentive Plan[2]	936,400	$4.00	737,792
Employee Stock Purchase Plan[3]	15,634	$4.49	1,461,558
Equity compensation plans not approved by security holders	None	None	None
TOTAL	1,159,534	$4.81	2,199,350

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]	The 2007 Equity Incentive Plan was approved by the shareholders on May 23, 2007. In 2011 95,000 options were awarded to plan participants under the 2007 Equity Incentive Plan.
[3]	The Employee Stock Purchase Plan was approved by the shareholders on May 21, 2009.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2012 Proxy Statement.

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

10.5     Consulting Agreement dated as of January 1, 1994 and effective as of July 1, 1994 between the Company and CECO Filters, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB dated September 30, 1994 of the Company)

**10.6     Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 from the Company’s 10-K dated December 31, 2006)

10.7     Consulting Agreement between Icarus Investment Corp. and the Company dated as of March 26, 2007 (Incorporated by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2008)

10.8    Warrant Agreement between the Company and Icarus Investment Corp. dated December 28, 2006 (Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K dated December 28, 2006)

**10.9    CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed on April 20, 2007)

**10.10    Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 from the Company’s Form 10-K for the year ended December 31, 2008)

** 10.11    Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended December 31, 2010)

** 10.12    Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 from the Company’s Form 10-K for the year ended December 31, 2010)

**10.13    CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

**10.14    First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the Security Exchange Commission on April 13, 2009)

10.15    Form of Investor Note (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed December 1, 2009)

** 10.16    Employment Agreement of Jeffrey Lang dated February 15, 2010 (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q filed May 14, 2010)

10.17    Amended and Restated Credit Agreement between CECO and its US corporate affiliates and Fifth Third Bank entered into August 17, 2010, effective date June 30, 2010 (Incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2010)

10.18    Sixth Amended and Restated Revolving Credit Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2010)

10.19    Amended and Restated Term Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2010)

**10.20     Transition Agreement dated August 19, 2011 between Dennis W. Blazer and CECO (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed August 19, 2011)

**10.21     Letter agreement between CECO Environmental Corp. and Richard Blum dated January 5, 2011 (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2011)

*;**10.22     Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings to the Company

*21    Subsidiaries of the Company

*23.1    Consent of BDO USA, LLP

*31.1    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

*31.2    Rule 13a-14(a)/15d-14(a) Certification by Interim Chief Financial Officer

*32.1    Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2    Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

*101     The following financial information from CECO Environmental Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements

*	Filed herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ JEFFREY LANG
Jeffrey Lang
Chief Executive Officer
March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ JEFFREY LANG Jeffrey Lang Chief Executive Officer and Director	March 16, 2012

Principal Financial and Accounting Officer:

/S/ BENTON L. COOK Benton L. Cook Interim Chief Financial Officer and Controller	March 16, 2012

/S/ PHILLIP DEZWIREK Phillip DeZwirek Chairman of the Board and Director	March 16, 2012

/S/ JASON DEZWIREK Jason DeZwirek Director	March 16, 2012

/S/ THOMAS J. FLAHERTY Thomas J. Flaherty Director	March 16, 2012

/S/ RONALD E. KRIEG Ronald E. Krieg Director	March 16, 2012

/S/ JASON D. MERETSKY Jason D. Meretsky Director	March 16, 2012

/S/ DONALD WRIGHT Donald A. Wright Director	March 16, 2012

/S/ JONATHAN POLLACK Jonathan Pollack Director	March 16, 2012

/S/ ARTHUR CAPE Arthur Cape Director	March 16, 2012

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CECO Environmental Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 16, 2012

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,724	$5,792
Accounts receivable, net	23,109	26,772
Costs and estimated earnings in excess of billings on uncompleted contracts	10,643	8,345
Inventories, net	4,344	4,432
Prepaid expenses and other current assets	2,650	2,509
Assets held for sale	—	526
Current assets of discontinued operations	—	76

Total current assets	53,470	48,452
Property, plant and equipment, net	5,651	5,880
Goodwill	14,661	14,713
Intangible assets—finite life, net	526	966
Intangible assets—indefinite life	3,218	3,225
Deferred income tax asset, net	848	602
Deferred charges and other assets	971	953

	$79,345	$74,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,569	$17,041
Billings in excess of costs and estimated earnings on uncompleted contracts	9,647	7,810
Income taxes payable	393	1,646

Total current liabilities	23,609	26,497
Other liabilities	3,146	2,320
Convertible subordinated notes (including related parties notes of $3,950 in 2011 and 2010)	9,600	10,800

Total liabilities	36,355	39,617

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,654,262 and 14,456,659 shares issued in 2011 and 2010, respectively	146	144
Capital in excess of par value	44,249	43,237
Accumulated earnings (deficit)	1,301	(6,243)
Accumulated other comprehensive loss	(2,350)	(1,608)

	43,346	35,530
Less treasury stock, at cost, 137,920 shares in 2011 and 2010	(356)	(356)

Total shareholders’ equity	42,990	35,174

	$79,345	$74,791

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2011	2010
Net sales	$139,192	$140,602
Cost of sales	101,024	107,949

Gross profit	38,168	32,653
Selling and administrative	25,359	27,512
Amortization	441	501
Gain on sale of operating property and equipment	—	(396)

Income from operations	12,368	5,036
Other income (expense), net	492	(135)
Interest expense (including related parties interest of $237 and $228, respectively)	(1,137)	(1,225)

Income from continuing operations before income taxes	11,723	3,676
Income tax expense	3,411	1,371

Income from continuing operations	8,312	2,305
Loss from discontinued operations, net of income tax	(40)	(200)

Net income	$8,272	$2,105

Per share data:
Basic income from continuing operations	$0.58	$0.16
Basic loss from discontinued operations	(0.00)	(0.01)

Basic net income	$0.58	$0.15

Diluted income from continuing operations	$0.51	$0.16
Diluted loss from discontinued operations	(0.00)	(0.01)

Diluted net income	$0.51	$0.15

Weighted average number of common shares outstanding:
Basic	14,386,410	14,308,130

Diluted	17,115,284	17,102,357

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

( in thousands)

	Common Stock		Capital in excess of par value	Accum. (Deficit) Earnings	Accum. Other Comp. Loss	Treasury Stock		Total	Total Comp. (Loss) Income
	Shares	Amount				Shares	Amount
Balance January 1, 2010	14,427	$144	$42,341	$(8,348)	$(2,021)	(138)	$(356)	$31,760
Net income for the year ended December 31, 2010				2,105				2,105	$2,105
Exercise of stock options	5		11					11
Share based compensation earned	23		885					885
Other comprehensive income:
Adjustment for minimum pension/post retirement liability, net of tax of $84					126			126	126
Translation gain					287			287	287

Balance December 31, 2010	14,455	144	43,237	(6,243)	(1,608)	(138)	(356)	35,174	$2,518

Net income for the year ended December 31, 2011				8,272				8,272	$8,272
Common stock dividends of $0.05 per share				(728)				(728)
Exercise of stock options	48		112					112
Share based compensation earned	16		693					693
Conversion of debt to equity	300	3	1,197					1,200
Stock repurchase and retirement	(165)	(1)	(990)					(991)
Other comprehensive loss:
Adjustment for minimum pension/post retirement liability, net of tax of $(401)					(601)			(601)	(601)
Translation loss					(141)			(141)	(141)

Balance December 31, 2011	14,654	$146	$44,249	$1,301	$(2,350)	(138)	$(356)	$42,990	$7,530

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Translation (loss) gain	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2010	$(329)	$(1,692)	$(2,021)
2010 activity	287	126	413

Balance December 31, 2010	(42)	(1,566)	(1,608)
2011 activity	(141)	(601)	(742)

Balance December 31, 2011	$(183)	$(2,167)	$(2,350)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2011	2010
Cash flows from operating activities:
Net income	$8,272	$2,105
Loss from discontinued operations	(40)	(200)

Income from continuing operations	8,312	2,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,399	1,758
Non cash interest expense included in net income	91	108
Gain on sale of operating plant and equipment	0	(396)
Share based compensation expense	693	885
Bad debt expense (recoveries)	402	(71)
Inventory reserve expense	269	192
Deferred income tax benefit	513	(399)
Changes in operating assets and liabilities:
Accounts receivable	3,261	(2,950)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,298)	2,336
Inventories	(181)	(135)
Prepaid expenses and other current assets	(330)	521
Deferred charges and other assets	(109)	216
Accounts payable and accrued expenses	(3,676)	(1,905)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,837	(2,563)
Income taxes payable	(1,253)	1,646
Other liabilities	(228)	380

Net cash provided by continuing operating activities	8,702	1,928
Net cash provided by discontinued operating activities	36	1,010

Net cash provided by operating activities	8,738	2,938

Cash flows from investing activities:
Acquisitions of property and equipment	(913)	(654)
Net proceeds from sale of equipment and plant (including $57 from discontinued operations in 2010)	714	5,158

Net cash (used in) provided by investing activities	(199)	4,504

Cash flows from financing activities:
Net repayments on revolving credit line	—	(457)
Proceeds from exercise of stock options	112	11
Cash paid for deferred financing costs	—	(347)
Cash paid for repurchase of common shares	(991)	—
Repayments of term debt	—	(2,250)
Dividends paid to common shareholders	(728)	—

Net cash used in financing activities	(1,607)	(3,043)

Net increase in cash and cash equivalents	6,932	4,399
Cash and cash equivalents at beginning of year	5,792	1,393

Cash and cash equivalents at end of year	$12,724	$5,792

Non-Cash Investing and Financing Activities:
Conversion of subordinated debt to common stock	$1,200	$—

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2011	2010
Cash paid (received) during the year for:
Interest	$1,047	$1,097

Income taxes	$4,793	$(247)

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 2011 and 2010

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business—CECO Environmental Corp. and its subsidiaries (the “Company,” “we,” or “our”) is a global air pollution control company with global operations and revenues. The Company provides a wide spectrum of air quality products and services including engineered equipment, cyclones, scrubbers, dampers, diverters, Regenerative Thermal Oxidizers, component parts, and monitoring and management services. Industries served include refining, petro-chemical, power, steel, aluminum, automotive, chemical, and virtually all industrial processes.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2011
CECO Group, Inc. (“Group’)	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company (“K&B”)	100%
CECO Abatement Systems, Inc. (“CAS”)	100%
CECOaire, Inc. (“CAI”)	100%
H.M. White, Inc. (“H.M. White”)	100%
EFFOX, Inc. (“Effox”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f.k.a. CECO Filter India Private Limited). The non-controlling interest in CFI is not material. FKI includes the wholly owned subsidiary, A.V.C. Specialists, Inc. (“A.V.C.”).

During 2009, the Company discontinued the operations of H.M. White. The Company terminated its facility lease in Detroit, Michigan, and all property and equipment held by H.M. White was sold at net book value to its former owner as of January 1, 2010. The results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White—see Note 17 for additional details.

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

Accounts receivable—Trade receivables are generally uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date unless otherwise determined by specific contract, generally due to retainage provisions. The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

analysis of prior collection experience, specific account risks and economic conditions. The Company has a series of actions that occur based upon the aging of past due trade receivables, including letters, statements, direct customer contact and liens. Accounts are deemed uncollectible based on past account experience and current account financial condition.

Inventories—The Company’s inventories are valued at the lower of cost or market using the first-in, first-out inventory costing method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 17 years for patents, 5 years for customer lists, and 3 years for employment contracts.

Long-lived assets—Property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value. An impairment charge of $324,000 was recorded in the fourth quarter of 2010, included in the gain on sale of property and equipment on the consolidated statements of income, to reflect the loss on the pending sale of our facility in Indianapolis, Indiana which was under contract and was sold in February 2011. These assets are classified as held for sale as of December 31, 2010 on the consolidated balance sheets.

Additionally, the Company also evaluates the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of an long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. In performing this assessment, the carrying value of the asset is considered impaired if the estimated fair value is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated using the discounted future cash flow method.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. For management purposes, the Company is organized into three reportable segments, Engineered Equipment Technology and Parts, Contracting/Services, and Component Parts. Each operating segment is also a reporting unit as each either has only a single component business or has more than one component business that appropriately aggregate into a single reporting unit.

In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. As of December 31, 2011, we elected to early adopt the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, the Company does not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value of the reporting unit is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

Deferred charges—Deferred charges primarily represent deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $91,000 and $108,000 for 2011 and 2010, respectively, and is classified as interest expense.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0 and $38,000 at December 31, 2011 and 2010, respectively.

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

For the Years Ended December 2011 and 2010

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

Sales taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Income.

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

$ in thousands	2011	2010
Beginning balance	$455	$496
Provision	277	292
Payments	(301)	(333)

Ending balance	$431	$455

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $205,000 and $324,000 in 2011 and 2010, respectively.

Research and development—Expenditures for research and development of new products or services during the last two years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing proprietary process technology and (c) partnering with customers to develop new products.

Income taxes—Deferred income taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases, and deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various federal, state and foreign tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2011, the aggregate undistributed earnings of the foreign subsidiaries amounted to $2.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Earnings per share—The computational components of basic and diluted earnings per share from continuing operations for 2011 and 2010 are below (shares and dollars in thousands except per share amounts).

	For the Year Ended December 31, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$8,312	14,386	$0.58
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	124
Subordinated convertible promissory notes	375	2,605	(0.07)

Diluted earnings and earnings per share	$8,687	17,115	$0.51

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

	For the Year Ended December 31, 2010
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,305	14,308	$0.16
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	94
Subordinated convertible promissory notes	189	2,700

Diluted earnings and earnings per share	$2,494	17,102	$0.16

Options and warrants included in the computation of diluted earnings (loss) per share are so included on the treasury stock method. Options and warrants to purchase 0.4 million and 0.5 million shares as of December 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings (loss) per share due to their having an anti-dilutive effect. Pursuant to the if-converted method, diluted earnings per share for 2011 includes a $375,000 after tax addback of interest expense to earnings and 2.6 million additional shares related to the assumed conversion of the convertible Investor Notes described in Note 10. Diluted earnings per share for 2010 includes a $389,000 after tax addback of interest expense and 2.7 million additional shares related to the assumed conversion of the convertible Investor Notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, all restricted stock has vested as of December 31, 2011. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Foreign currency translation—The functional currencies of the Company’s Brazil, Canada, China, and India subsidiaries are the Real, Canadian Dollar, Renminbi, and Rupee, respectively, and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and weighted-average rate for the statement of income, are recorded in Accumulated Other Comprehensive Income (Loss) in Shareholders’ equity on the Consolidated Balance Sheets.

Transaction gain (loss) of $115,000 and $(135,000) were recognized by the Company in 2011 and 2010, respectively. The transaction gain/ (loss) is recorded on the “Other income (expense)” line of the Statement of Income.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Financial Accounting Pronouncements Adopted

ASC 715 – In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” which requires an employer to provide

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

enhanced qualitative and quantitative disclosures about its participation in multiemployer pension plans in order to enable users of the financial statements to assess the potential future cash flow implications relating to the employer’s participation in multiemployer pension plans and to provide indicators of the financial health of all significant plans in which the employer participates. The enhanced disclosures are also intended to enable the financial statement user to access additional information that is available outside the financial statements. The adoption of this guidance became effective as of December 31, 2011 for the Company and must be applied retrospectively for all prior periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. See Note 12 for disclosures required by the adoption of this guidance.

ASC 350 – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of December 31, 2011. See Note 7 for related disclosures.

Recently Issued Accounting Pronouncements

ASC 220—In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, the Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

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

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at December 31, 2011, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

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

3.	Accounts Receivable

$ in thousands	2011	2010
Trade receivables	$3,389	$2,989
Contract receivables	20,274	24,204
Allowance for doubtful accounts	(554)	(421)

	$23,109	$26,772

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $504,000 and $567,000 at December 31, 2011 and 2010, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision (recoveries) for doubtful accounts was approximately $402,000 and $(71,000) during 2011 and 2010, respectively, while accounts charged (recovered) to the allowance were $269,000 and $(16,000) during 2011 and 2010, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2011	2010
Costs incurred on uncompleted contracts	$57,345	$76,137
Estimated earnings	17,512	17,471

	74,857	93,608
Less billings to date	(73,861)	(93,073)

	$996	$535

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,643	$8,345
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,647)	(7,810)

	$996	$535

5.	Inventories

$ in thousands	2011	2010
Raw materials and subassemblies	$3,017	$2,973
Finished goods	1,147	1,144
Parts for resale	580	562
Obsolescence allowance	(400)	(247)

	$4,344	$4,432

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $269,000 and $192,000 during 2011 and 2010, respectively. Items charged to the allowance for inventory write-offs were $116,000 and $0 during 2011 and 2010, respectively.

6.	Property, Plant and Equipment

$ in thousands	2011	2010
Land	$75	$75
Building and improvements	2,326	2,248
Machinery and equipment	13,211	15,649

	15,612	17,972
Less accumulated depreciation	(9,961)	(12,092)

	$5,651	$5,880

Depreciation expense was $958,000 and $1,257,000 for 2011 and 2010, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

7.	Goodwill and Intangible Assets

in thousands	2011		2010
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,713	$3,225	$14,591	$3,209
Foreign currency adjustments	(52)	(7)	122	16

	$14,661	$3,218	$14,713	$3,225

As of December 31, 2011, the Company has an aggregate amount of Goodwill acquired of $31.8 million and an aggregate amount of impairment losses recognized in 2009 of $17.1 million.

In performing its goodwill assessment for 2011, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of three of the four reporting units with goodwill as of December 31, 2011 exceed the carrying values of these units. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for these three reporting units and no goodwill impairment charges were recorded in 2011.

The analysis of these qualitative factors for the fourth reporting unit led to the conclusion that is was not more likely than not that the fair value for this reporting unit exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. The resultant estimated fair value of the reporting unit exceeded its carrying value by approximately 43% as of December 31, 2011 and no goodwill impairment charges were recorded.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

As of December 31, 2010, the estimated fair values of each reporting unit exceeded its carrying value by at least 31%.

	2011		2010
$ in thousands Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,414	$1,193	$1,414	$1,111
Customer lists	1,653	1,348	1,661	1,022
Employment contracts	424	424	424	400

	$3,491	$2,965	$3,499	$2,533

Amortization expense of finite life intangible assets was $441,000 and $501,000 for 2011 and 2010, respectively. Amortization over the next five years for finite life intangibles is $316,000 in 2012, $130,000 in 2013, $69,000 in 2014, $6,000 in 2015, and $4,000 in 2016.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

8.	Accounts Payable and Accrued Expenses

$ in thousands	2011	2010
Trade accounts payable, including due to subcontractors	$8,215	$12,314
Compensation and related benefits	2,468	1,851
Accrued interest	224	215
Other accrued expenses	2,662	2,661

	$13,569	$17,041

9.	Senior debt

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the Line of Credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio which resulted in a reduction to our interest rates by 0.5%. The most recent repricing as of December 31, 2011 did not result in any change to our interest rates. The maximum commitment under the Line of Credit remained at $20.0 million. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, as amended, include financial covenants which require compliance at June 30, 2010 and each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2011, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We paid the term loan off in 2010 and have no outstanding borrowings under the line of credit as of December 31, 2011 or 2010. Borrowings are subject to a borrowing base limitation, and at December 31, 2011, $10.7 million could be borrowed at an interest rate of LIBOR plus 3.5%. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default. As of December 31, 2011, the Company has $2.9 million in outstanding trade letters of credit.

10.	Subordinated Notes

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for 2011 and 2010 was $625,000 and $648,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at December 31, 2011 and 2010, was $9.6 million and $10.8 million, respectively. During 2011, $200,000, $500,000, and $500,000 principal of the Investor Notes were converted to 50,000, 125,000, and 125,000 shares of our common stock in February, September and November, respectively.

11.	Shareholders’ Equity

On August 11, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During 2011 the Company repurchased under the program 91,790 shares of common stock for an aggregate amount of $560,000 and the shares were immediately retired. Also in 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the current market price of $5.84 for a total transaction value of $431,000 and the shares were immediately retired. All repurchases of the Company’s common stock were completed using cash on hand.

The Company paid dividends on its common stock of $0.05 per share in 2011 compared to $0 in 2010. The Company paid on September 30, 2011 to common shareholders its first ever quarterly dividend of $0.025 per share, and paid a dividend of $0.025 per share on December 30, 2011. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of CECO’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time.

The Board of Directors announced on March 9, 2012 a cash dividend of $0.035 per share. The dividend is payable on March 30, 2012, to all shareholders of record at the close of business on March 20, 2012.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The 2007 Plan permits the granting of

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

stock options and awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or awards granted to non-employee directors vest in periods of one to three years from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Stock awards may be granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards also may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2011, 95,000 stock options were granted to plan participants under the 2007 Plan. No stock awards were granted in 2010 or 2011. Also, there are no performance-based awards outstanding at either December 31, 2011 or 2010. The number of shares reserved for issuance under the 2007 Plan is 2.0 million, of which 737,792 shares were available for future grant as of December 31, 2011. The number of shares reserved under the 1997 Plan for issuance was 1.5 million, of which 1,036,300 shares were left unused as of December 31, 2011.

Share-based compensation expense for stock options under these plans and the employee stock purchase plan of $693,000 and $885,000 was recorded in the years ended December 31, 2011 and 2010, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

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

The Company recognized employee stock purchase plan expense of $40,000 and $31,000 during the years ended December 31, 2011 and 2010, respectively. During 2011, 15,654 shares of common stock were purchased through the plan.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are not compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section below.

Stock Options

The weighted-average fair value of stock options granted during 2011 and 2010 was estimated at $3.40 and $2.64 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

•

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2011 and 2010, the Company utilized weighted-average volatility factors of 62.0% and 62.6%, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

•

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2011 and 2010, the Company utilized weighted-average expected term factors of 6.8 years and 7.3 years, respectively.

•

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2011 and 2010, the Company utilized a weighted-average risk-free interest rate factors of 2.3%-3.0% and 3.11%, respectively.

•

Expected Dividends: Expected dividends were zero as the Company had not historically paid dividends. However, as the Company started paying dividends later in 2011, this assumption will be reassessed for future grants.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2011 and 2010 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	1,183	$4.64	7.9 years
Granted	95	5.48
Forfeitures	(56)	5.86
Exercised	(48)	2.51

Outstanding at December 31, 2011	1,174	4.74	7.3 years	$1,710

Exercisable at December 31, 2011	480	5.73	6.0 years	$658

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	598	$6.13	6.1 years
Granted	727	4.04
Forfeitures	(137)	8.18
Exercised	(5)	1.98

Outstanding at December 31, 2010	1,183	4.64	7.9 years	2,294

Exercisable at December 31, 2010	330	5.92	5.3 years	581

The Company received $112,000 in cash from employees exercising options during the year ended December 31, 2011 and $11,000 from employees exercising options during the year ended December 31, 2010. The intrinsic value of options exercised during the year ended December 31, 2011 was $166,000.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods, none of which extended into 2011 or 2010. Fair value of warrants is determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus, a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2011 and 2010.

12.	Pension and Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

We also sponsor a postretirement health care plan for office employees retired before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2011 and 2010, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,157	$6,686	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$156	$228
Service cost	41	214	—	—
Interest cost	367	375	7	11
Actuarial (gain)/loss	631	169	12	(52)
Benefits paid	(310)	(287)	(29)	(31)

Projected benefit obligation at end of year	7,886	7,157	146	156

Change in plan assets:
Fair value of plan assets at beginning of year	5,144	4,739	—	—
Actual (loss) return on plan assets	(212)	465	—	—
Employer contribution	397	227	29	31
Benefits paid	(309)	(287)	(29)	(31)

Fair value of plan assets at end of year	5,020	5,144	—	—

Funded status	$(2,866)	$(2,013)	$(146)	$(156)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(25)	$(27)
Defined benefit liabilities included in other liabilities	(2,866)	(2,013)	(121)	(129)
Deferred tax benefit/ (expense) associated with AOCL	1,476	1,086	(31)	(39)
AOCL, net of tax	2,215	1,626	(46)	(60)

Net amount recognized	$825	$699	$(223)	$(255)

Other comprehensive income (loss):
Net loss (gain)	$1,231	$81	$12	$(52)
Amortization of prior service cost	(1)	(22)	—	—
Amortization of net actuarial loss	(251)	(219)	10	3

Total recognized in other comprehensive income (loss)	$979	$(160)	$22	$(49)

Accumulated other comprehensive income (loss):
Net loss (gain)	$3,685	$2,705	$(77)	$(99)
Prior service cost	6	7	—	—

Amount recognized in accumulated other comprehensive income (loss)	$3,691	$2,712	$(77)	$(99)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	4.25%	5.25%	4.25%	5.25%
Compensation increase rate	N/A	N/A	N/A	N/A

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were a increase in the minimum liability of $601,000 in 2011 and a decrease of $126,000 in 2010.

The details of net periodic benefit cost for pension benefits included in the accompanying consolidated statements of income for the years ended December 31, 2011 and 2010 are as follows:

$ in thousands	2011	2010
Service cost	$41	$214
Interest cost	367	375
Expected return on plan assets	(388)	(377)
Net amortization and deferral	252	241

Net periodic benefit cost	$272	$453

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.25%	5.75%
Expected return on assets	7.50%	8.00%
Compensation increase rate	N/A	N/A

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

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $332,000 and $1,000, respectively. The net gain for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is $(8,000).

The net periodic benefit (benefit) cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying consolidated statements of income was $(3,000) and $9,000 for the years ended December 31, 2011 and 2010, respectively. The weighted average discount rate to determine the net periodic benefit cost for 2011 and 2010 was 5.25% and 5.75%, respectively.

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

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

	Target Allocation 2012	Percentage of Plan Assets
		2011	2010
Asset Category:
Equity securities	60%	61%	63%
Debt securities	40%	39%	37%

Total	100%	100%	100%

Estimated pension plan cash obligations are $355,000, $385,000, $413,000, $415,000, and $423,000 for 2012 – 2016, respectively, and a total of $2,407,000 for the years 2017 through 2021. Estimated healthcare plan cash obligations are $26,000, $23,000, $21,000, $18,000, and $16,000 for 2012–2016, respectively, and a total of $51,000 for the years 2017 through 2021.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

The levels assigned to the defined benefit plan assets as of December 31, 2011, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$323	$—	$—	$323
U.S. government and agency securities	172	—	—	172
Corporate bonds and notes	—	348	—	348
Mutual funds	4,177	—	—	4,177

Total assets	$4,672	$348	$—	$5,020

The levels assigned to the defined benefit plan assets as of December 31, 2010, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$675	$—	$—	$675
U.S. government and agency securities	498	—	—	498
Corporate bonds and notes	—	571	—	571
Mutual funds	3,400	—	—	3,400

Total assets	$4,573	$571	$—	$5,144

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company chooses to stop participating in some of its multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

The Company participation in these plans for the year ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 is for the plan’s year-end at December 31, 2010. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2010	FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)		Surcharge Imposed	Expiration of Collective Bargaining Agreement
				2011	2010

Sheet Metal Workers’ National Pension Fund	52-6112463/001	Red	(did not disclose)	$1,100	$1,300	No	various

Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIP: Yes - Implemented RP: No	$100	$300	No	May 31, 2013

The Company was not listed in any of the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the above plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2011.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.3 million and $2.1 million for 2011 and 2010, respectively.

We have a profit sharing and 401(k) savings retirement plan for non-union employees of certain of our subsidiaries. The plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 22%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made aggregate matching contributions and discretionary contributions of $381,000 and $509,000 during 2011 and 2010, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

13. Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2012	$1,523
2013	1,225
2014	900
2015	756
2016	708
2017 and thereafter	487

$5,599

Total rent expense under all operating leases for 2011 and 2010 was $1.7 million and $1.5 million, respectively.

Employment Agreement / Accrued Severance

Employment Agreement

The Company has an employment agreement with an executive officer as of December 31, 2011, which runs up to three more years. The agreement generally provides for an annual salary, an annual bonus based on an incentive compensation plan tied to financial performance and attainment of goals, and a severance provision.

Accrued Severance

Effective September 27, 2011, Dennis W. Blazer resigned as Chief Financial Officer. Benton L. Cook, who has been with the Company since 2004, and is our current Corporate Controller, is serving as Interim Chief Financial Officer while the Board makes its final Chief Financial Officer selection. In connection with the severance payment to be made under the transition agreement with Mr. Blazer, the Company recorded a $170,000 charge to income.

Legal Proceedings

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. Management believes that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position, or results of operations.

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

For the Years Ended December 2011 and 2010

July 11, 2011, pursuant to a Mediation Settlement Agreement, under which Kirk & Blum and kbd/Technic, Inc. agreed to pay a settlement amount. The Company’s insurance carriers have paid the agreed settlement amount and as of September 27, 2011 have closed the file on this claim. The Company’s expenses/deductible was previously accrued for this matter.

On January 13, 2011, the SEC initiated a non-public formal investigation of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. The Company has been informed by its Chairman of the Board that he has received multiple subpoenas in connection with such inquiry. Another director has received several subpoenas as well. In accordance with the terms of the Company’s bylaws and the General Corporation Law of Delaware, the Company is advancing expenses incurred by its Chairman and other director in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us, our operations, or financial condition.

Other income for the year ended December 31, 2011 includes a payment to the Company of $359,000 related to short swing trading profits that were returned to the Company by a director and affiliated shareholder.

One of the unions, Local 24 of the Sheet Metal Workers International Association, that represented former employees of Kirk & Blum filed a demand to bargain under its collective bargaining agreement over the decision to close our Oakley facility and the effects of any such closing in connection with the layoffs of approximately 40 union employees of Kirk & Blum in 2010. The union was requesting severance payments and other non-monetary items. The parties undertook negotiations and in January 2011, the grievance was heard by a panel of the National Joint Adjustment Board for the Sheet Metal Industry, which resulted in a deadlock. On June 21, 2011, the Company entered into a five year agreement with Sheet Metal Workers International Association, Local 24 and another local union to govern future interactions between the unions, the Company and its employees and to settle the pending demands and resolve all issues. Payments by the Company required under the agreement are not expected to be material.

The Company was involved in an arbitration proceeding initiated in April 2011 by William L. Heumann, Gerald J. Plappert, and Paul S. Brannick, related to the 2008 acquisition of Fisher-Klosterman Inc., in which the plaintiffs were claiming amounts owed pursuant to an earn-out provision in the purchase agreement. The arbitrator ruled on February 15, 2012 favorably to the Company resulting in a payment of the Company’s stock of $20,500 and half of the plaintiffs’ legal costs of $90,000.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have accrued as necessary for any liability with respect to open matters. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, or results of operations.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

14.	Income Taxes

Income from continuing operations before income taxes was generated in the United States and globally as follows:

($ in thousands)	2011	2010
Domestic	$8,810	$1,978
Foreign	2,913	1,698

	$11,723	$3,676

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2011, the aggregate undistributed earnings of the foreign subsidiaries amounted to $2.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Income tax provision from continuing operations consisted of the following for the years ended December 31:

($ in thousands)	2011	2010
Current:
Federal	$2,280	$1,257
State	391	316
Foreign	227	197

	2,898	1,770

Deferred:
Federal	213	(209)
State	129	(190)
Foreign	171	—

	513	(399)

	$3,411	$1,371

The income tax provision from continuing operations differs from the statutory rate due to the following:

($ in thousands)	2011	2010
Tax expense at statutory rate	$3,975	$1,243
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	460	144
Domestic Production Activities deduction	(134)	(132)
Change in uncertain tax position reserves	(34)	(254)
Permanent differences	285	317
Intangible tax basis valuation adjustment	(546)	—
Other	(665)	53
Foreign permanent differences	70	—

	$3,411	$1,371

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The net deferred tax assets consisted of the following at December 31:

($ in thousands)	2011	2010
Gross deferred tax assets:
Accrued expenses	$143	$153
Reserves on assets	709	820
Inventory	19	21
Stock-based compensation awards	211	171
Minimum pension/post retirement	1,497	1,129
Goodwill and intangibles	538	514
State and local net operating loss carry-forwards	184	298
Valuation allowances	(141)	(184)

	3,160	2,922

Gross deferred tax liabilities:
Deferred state taxes	(8)	(52)
Foreign deferral on assets	(171)	—
Depreciation	(1,145)	(1,032)
Prepaid expenses	(642)	(529)

	(1,966)	(1,613)

Net deferred tax assets	$1,194	$1,309

Reconciliation to amounts reported in the balance sheet follows:

($ in thousands)	2011	2010
Net current deferred tax assets included in other current assets	$517	$707
Net non-current deferred tax assets	848	602
Net current deferred tax liabilities included in accounts payable and accrued expenses	(171)	—

Net deferred tax asset	$1,194	$1,309

As of December 31, 2011, the Company has state and local net operating loss carry forwards of $2.9 million which expire from 2017 to 2030. The Company has recorded a valuation allowance on $2.0 million of these state and local net operating loss carry forwards to reflect expected realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

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

($ in thousands)	2011	2010
Balance as of January 1	$83	$337
Reductions for expirations on tax positions of prior years	(34)	(254)

Balance as of December 31	$49	$83

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011 and 2010, the Company recognized approximately $2,000 and $14,000 respectively, in interest, resulting in additions to other liabilities of $2,000 and $3,000 after expirations, as of December 31, 2011 and 2010, respectively. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2008 remain open for Federal and all significant states.

The Company was notified on February 27, 2012 by the Internal Revenue Service that the Company’s 2009 and 2010 Federal income tax returns have been selected for audit. At this early stage of the process we cannot estimate the results or the impact the audit will have on our financial position or results of operations.

15.	Related Party Transactions

During 2011 and 2010, we paid Icarus $120,000 per year for our use of its space and other office expenses in its Toronto office. During 2011 and 2010, we paid fees of $360,000 per year to Icarus for management consulting services. These services were provided by Phillip DeZwirek, our Chairman of our Board, through Icarus. In addition, in 2011 we paid fees of $50,000 for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services.

As described in Note 10, on November 26, 2009, the Company issued the Investor Notes to a group of investors which includes Icarus ($2,200,000), JMP Fam Holdings, Inc. ($150,000), which is controlled by Jonathan Pollack, Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock.

16.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2011 or 2010.

For 2011 and 2010, sales to customers outside the United States, including export sales, accounted for approximately 23% and 19%, respectively, of consolidated net sales. The largest portion of export sales was destined for Canada and China. Generally, sales are denominated in U.S. dollars. Of consolidated long lived assets, $3.4 million and $3.7 million were located outside of the United States as of December 31, 2011 and 2010, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

17.	Discontinued Operations

During 2009, the Company discontinued the operations of H.M. White. The Company terminated its facility lease in Detroit, Michigan and all property and equipment held by H.M. White was sold at net book value to its former owner in January 2010. Accordingly, there was no gain or loss associated with the sale of H.M. White’s assets.

The results of H.M. White are presented as discontinued operations for all periods in the consolidated financial statements. The Company did not allocate general corporate interest expense to H.M. White.

Operating results of discontinued operations are as follows:

	Year Ended December 31,
$ in thousands	2011	2010
Net Sales	$—	$474

Loss from discontinued operations, before income taxes	$(66)	$(317)
Income tax benefit	(26)	(117)

Loss from discontinued operations	$(40)	$(200)

Assets and liabilities related to discontinued operations as of December 31, 2010 consisted of the following:

$ in thousands	2010
Assets
Accounts receivable	$45
Prepaid expenses and other	31

Total assets of discontinued operations	$76

18.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our Engineered Equipment Technology and Parts Group, located in the United States as well as Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox/Flextor, Fisher-Klosterman, and A.V.C. We enable our customers to meet Best Available Control Technology (“BACT”) requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Component Parts Group (“CP”)

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

$ in thousands	2011	2010
Net Sales by Business Segment
Engineered Equipment Technology and Parts
United States	$82,946	$78,188
Canada	7,492	12,880
Brazil	2,214	528
China	9,001	4,900
India	229	843

Subtotal (a)	101,882	97,339
Contracting / Services (a)	29,466	37,122
Component Parts (a)	20,230	18,148
Corporate and other (a)	1,079	1,548
Eliminations	(13,465)	(13,555)

Net sales	$139,192	$140,602

(a)	The amounts presented above at the reportable business segment level include both external and intersegment net sales. See tables in the following section “Intra-segment and Inter-segment Revenues.”

$ in thousands	2011	2010
Income (loss) from Operations
Engineered Equipment Technology and Parts	$12,381	$9,314
Contracting / Services	3,145	28
Component Parts	3,372	2,798
Corporate and other (b)	(6,418)	(6,830)
Eliminations	(112)	(274)

Income from operations	$12,368	$5,036

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

$ in thousands	2011	2010
Property and equipment additions
Engineered Equipment Technology and Parts	$183	$386
Contracting / Services	115	109
Component Parts	449	97
Corporate and other	165	62

Property and equipment additions	$913	$654

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

$ in thousands	2011	2010
Depreciation and Amortization
Engineered Equipment Technology and Parts	$766	$998
Contracting / Services	232	421
Component Parts	185	186
Corporate and other	216	153

Depreciation and amortization	$1,399	$1,758

	December 31,
$ in thousands	2011	2010
Identifiable Assets
Engineered Equipment Technology and Parts	$51,480	$51,004
Contracting / Services	18,588	14,009
Component Parts	5,577	4,613
Corporate and other (c)	9,705	7,953
Eliminations (d)	(6,005)	(2,788)

Identifiable assets	$79,345	$74,791

(c)	Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.
(d)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable.

	December 31,
	2011	2010
Goodwill
Engineered Equipment Technology and Parts	$14,661	$14,713
Contracting / Services	—	—
Component Parts	—	—

Goodwill	$14,661	$14,713

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2011 and 2010

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments and between segments as indicated in the following tables:

	Year Ended December 31, 2011
	Total sales	Less intra-segment sales	Less inter-segment sales				Net sales to outside
$ in thousands			EET&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts
United States	$82,946	$(3,733)	$—	$(2,797)	$—	$—	$76,416
Canada	7,492	—	—	—	—	—	7,492
Brazil	2,214	—	—	—	—	—	2,214
China	9,001	(2,854)	—	—	—	—	6,147
India	229	—	—	—	—	—	229

subtotal	101,882	(6,587)	—	(2,797)	—	—	92,498
Contracting / Services (C/S)	29,466	(120)	(2,355)	—	(50)	(62)	26,879
Component Parts (CP)	20,230	(449)	(139)	(871)	—	—	18,771
Corporate and other (a)	1,079	—		(47)	—	12	1,044

Net sales	$152,657	$(7,156)	$(2,494)	$(3,715)	$(50)	$(50)	$139,192

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company and was disposed of in late 2011.

	Year Ended December 31, 2010
$ in thousands	Total sales	Less intra-segment sales	Less inter-segment sales			Net sales to outside customers
			EET&P	C/S	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$78,188	$(2,494)	$—	$(1,861)	$(3)	$73,830
Canada	12,880	—	—	—	—	12,880
Brazil	528	—	—	—	—	528
China	4,900	(199)	—	—	—	4,701
India	843	—	—	—	—	843

subtotal	97,339	(2,693)	—	(1,861)	(3)	92,782
Contracting / Services (C/S)	37,122	(539)	(5,527)	—	(150)	30,906
Component Parts (CP)	18,148	(712)	(99)	(1,665)	—	15,672
Corporate and other (a)	1,548	—	(82)	(149)	(75)	1,242

Net sales	$154,157	$(3,944)	$(5,708)	$(3,675)	$(228)	$140,602

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company and was disposed of in late 2011.