Form 10-Q
period 2012-03-31
CECO ENVIRONMENTAL CORP
filed 2012-05-11
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,605,364 shares of common stock, par value $0.01 per share, as of May 3, 2012.

CECO Environmental Corp. and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2012

CECO ENVIRONMENTAL CORP.

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,860	$12,724
Accounts receivable, net	20,268	23,109
Costs and estimated earnings in excess of billings on uncompleted contracts	6,274	10,643
Inventories, net	4,558	4,344
Prepaid expenses and other current assets	2,171	2,650

Total current assets	53,131	53,470

Property, plant and equipment, net	5,502	5,651
Goodwill	14,741	14,661
Intangible assets – finite life, net	432	526
Intangible assets – indefinite life	3,226	3,218
Deferred income tax asset, net	848	848
Deferred charges and other assets	769	971

	$78,649	$79,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,117	$13,569
Billings in excess of costs and estimated earnings on uncompleted contracts	9,038	9,647
Income taxes payable	807	393

Total current liabilities	20,962	23,609
Other liabilities	3,160	3,146
Convertible subordinated notes (including related parties notes of $3,950 in 2012 and 2011)	9,400	9,600

Total liabilities	33,522	36,355

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,714,951 and 14,654,262 shares issued in 2012 and 2011, respectively	147	146
Capital in excess of par value	44,656	44,249
Accumulated earnings	2,834	1,301
Accumulated other comprehensive loss	(2,154)	(2,350)

	45,483	43,346
Less treasury stock, at cost, 137,920 shares in 2012 and 2011	(356)	(356)

Total shareholders’ equity	45,127	42,990

	$78,649	$79,345

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Net sales	$33,026	$35,956
Cost of sales	22,842	27,483

Gross profit	10,184	8,473
Selling and administrative	6,341	5,947
Amortization	96	111

Income from operations	3,747	2,415
Other expense, net	(65)	(27)
Interest expense (including related party interest of $59 and $58, respectively)	(271)	(290)

Income before income taxes	3,411	2,098
Income tax expense	1,366	840

Net income	$2,045	$1,258

Per share data:
Basic net income	$0.14	$0.09

Diluted net income	$0.12	$0.08

Weighted average number of common shares outstanding:
Basic	14,527,371	14,313,851
Diluted	17,128,134	17,093,235

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net income	$2,045	$1,258

Other comprehensive income, net of tax
Foreign currency	118	104

Other comprehensive income	118	104

Comprehensive Income	$2,163	$1,362

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,045	$1,258
Adjustment to reconcile net income to net cash provided operating activities:
Depreciation and amortization	318	377
Non cash interest expense included in net income	23	23
Share based compensation expense	154	252
Bad debt expense	21	79
Inventory reserve expense	56	78
Changes in operating assets and liabilities:
Accounts receivable	2,790	1,826
Costs and estimated earnings in excess of billings on uncompleted contracts	4,369	(591)
Inventories	(270)	(481)
Prepaid expense and other current assets	509	(71)
Deferred charges and other assets	179	179
Accounts payable and accrued expenses	(2,452)	(933)
Billings in excess of costs and estimated earnings on uncompleted contracts	(609)	(813)
Income taxes payable	414	(489)
Other liabilities	121	103

Net cash provided by operating activities	7,668	797

Cash flows from investing activities:
Acquisitions of property and equipment	(73)	(160)
Net proceeds from sale of plant and equipment	—	526

Net cash (used in) provided by investing activities	(73)	366

Cash flows from financing activities:
Net repayments of revolving credit line	—	113
Proceeds from exercise of stock options	53	59
Cash paid for repurchase of common shares	—	(431)
Dividends paid to common shareholders	(512)	—

Net cash used in financing activities	(459)	(259)

Net increase in cash and cash equivalents	7,136	904
Cash and cash equivalents at beginning of period	12,724	5,792

Cash and cash equivalents at end of period	$19,860	$6,696

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$200	$200

Cash paid during the period for:
Interest	$421	$428

Income taxes	$105	$1,695

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

2. New Accounting Pronouncements Adopted

ASC 220—In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU became effective for the Company during the quarter ended March 31, 2012. Although the adoption of this ASU impacts the way the Company reports comprehensive income, the adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards ASU No. 2011-05”. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU.

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements”, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The ASU became effective for the Company during the quarter ended March 31, 2012 and must be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Costs and Estimated Earnings on Uncompleted Contracts

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

	$54,720	$54,720
(dollars in thousands)	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$54,720	$57,345
Estimated earnings	17,197	17,512

	71,917	74,857
Less billings to date	(74,681)	(73,861)

	$(2,764)	$996

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess on uncompleted contacts	$6,274	$10,643
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,038)	(9,647)

	$(2,764)	$996

4. Inventories

	March 31,	December 31,
(dollars in thousands)	2012	2011
Raw materials and subassemblies	$3,187	$3,017
Finished goods	1,076	1,147
Parts for resale	750	580
Obsolescence allowance	(455)	(400)

	$4,558	$4,344

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $56,000 and $78,000 for the three month periods ended March 31, 2012 and 2011, respectively.

5. Goodwill and Intangible Assets

	Three months ended		Year ended
(dollars in thousands)	March 31, 2012		December 31, 2011
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename

Beginning balance	$14,661	$3,218	$14,713	$3,225
Acquisition earn-out settlement	21	—	—	—

Foreign currency adjustments	59	8	(52)	(7)

	$14,741	$3,226	$14,661	$3,218

	As of March 31, 2012		As of December 31, 2011
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,414	$1,215	$1,414	$1,193

Customer lists	1,653	1,420	1,653	1,348

	$3,067	$2,635	$3,067	$2,541

Amortization expense of finite life intangible assets for the three month ended March 31, 2012 and 2011 was $96,000 and $111,000, respectively. Amortization over the next five years for finite life intangibles will be $220,000 for the remainder of 2012, $130,000 in 2013, $69,000 in 2014, $6,000 in 2015, and $4,000 in 2016.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Debt

We entered into our current bank facility on December 29, 2005 with Fifth Third Bank (the “Bank Facility”). The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

Terms of the Bank Facility, as amended, include a revolving line of credit for up to $20 million (with a $10,000,000 letters of credit sublimit) a termination date of April 1, 2013 and financial covenants which require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We have no outstanding borrowings under the line of credit as of March 31, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, and at March 31, 2012, $9.7 million could be borrowed at an interest rate of LIBOR plus 3.5%. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. As of March 31, 2012, the Company has $2.9 million in outstanding trade letters of credit.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three month periods ended March 31, 2012 and 2011 was $143,000 and $158,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at March 31, 2012 and 2011 was $9.4 million and $9.6 million, respectively. In March 2012, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

7. Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011 are below (shares and dollars in thousands except per share amounts).

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the three month period ended March 31, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,045	14,527	$0.14
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	211
Subordinated convertible promissory notes	86	2,390	(0.02)

Diluted earnings and earnings per share	$2,131	17,128	$0.12

	For the three month period ended March 31, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$1,258	14,314	$0.09
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	110
Subordinated convertible promissory notes	95	2,669	(0.01)

Diluted earnings and earnings per share	$1,353	17,093	$0.08

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. Options and warrants to purchase 0.4 million as of March 31, 2012 and 2011, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Pursuant to the if-converted method, diluted earnings per share as of March 31, 2012 includes a $86,000 after tax addback of interest expense to earnings and 2.4 million additional shares related to the assumed conversion of the convertible Investor Notes described in Note 6. Diluted earnings per share as of March 31, 2011 includes a $95,000 after tax addback of interest expense and 2.7 million additional shares related to the assumed conversion of the convertible Investor Notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three months ended March 31, 2012 or March 31, 2011. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

The Company declared and paid on March 30, 2012 to common shareholders a quarterly dividend of $0.035 per share compared to $0 in the same period in 2011. The Company declared and paid on September 30, 2011 to common shareholders its first ever quarterly dividend of $0.025 per share, and a $0.025 dividend was paid to common shareholders on December 30, 2011. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Bank Facility.

8. Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $154,000 and $252,000 during the quarters ended March 31, 2012 and 2011, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Pension plan:
Service cost	$15	$10
Interest cost	82	92
Expected return on plan assets	(94)	(97)
Amortization of net actuarial loss	83	63

Net periodic benefit cost	$86	$68

Health care plan:
Interest cost	$1	$0
Amortization of gain	(2)	(1)

Net periodic benefit cost	$(1)	$(1)

We made contributions to our defined benefit plans in the first quarter of 2012 totaling $79,000. We anticipate contributing $301,000 to fund the pension plan and $26,000 for the retiree health care plan during the remainder of fiscal of 2012.

10. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2007.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2012 and December 31, 2011, the liability for uncertain tax positions totaled approximately $52,000. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

11. Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. Accrued warranty expense is included in Accounts payable and accrued expenses on our condensed consolidated balance sheets, and the change in accrued warranty expense is summarized in the following table:

$ in thousands	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Beginning balance	$431	$455
Provision	64	144
Payments	(42)	(137)

Ending balance	$453	$462

12. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at March 31, 2012, due to their

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market.

13. Commitments and Contingencies – Legal Matters

On January 13, 2011, the SEC initiated a non-public formal investigation of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. The Company has been informed by its Chairman of the Board that he has received multiple subpoenas in connection with such inquiry. Another director has received two subpoenas as well. In accordance with the terms of the Company’s bylaws and the General Corporation Law of Delaware, the Company is advancing expenses incurred by its Chairman and other director in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us, our operations, or financial condition.

The Company was involved in an arbitration proceeding initiated in April 2011 by William L. Heumann, Gerald J. Plappert, and Paul S. Brannick, related to the 2008 acquisition of Fisher-Klosterman Inc., in which the plaintiffs were claiming amounts owed pursuant to an earn-out provision in the purchase agreement. The arbitrator ruled on February 15, 2012 favorably to the Company resulting in a payment of the Company’s stock worth $20,500 and half of the plaintiffs’ legal costs of $90,000.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

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

14. Stock Purchase

During the first quarter of 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the current market price of $5.84 for a total transaction value of $430,647 and the shares were immediately retired.

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During the three months ended March 31, 2012, the Company did not repurchase any common stock, which leaves the maximum number of shares that may yet be purchased at 408,210.

15. Business Segment Information

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net Sales
Engineering Equipment Technology and Parts
United States	$18,921	$22,244
Canada	1,940	2,774
China	1,443	1,667
Brazil	121	120
India	0	91

subtotal (a)	22,425	26,896
Contracting / Services (a)	7,545	8,407
Component Parts (a)	5,448	4,749
Corporate and other (a)	24	329
Eliminations	(2,416)	(4,425)

Net sales	$33,026	$35,956

(a)    The amounts presented above at the reportable business segment level include both external and intersegment net sales. See tables in the following section “Intra-segment and Inter-segment Revenues.”

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net Operating Income (Loss)
Engineering Equipment Technology and Parts	$3,305	$2,111
Contracting / Services	1,121	831
Component Parts	1,089	907
Corporate and other (b)	(1,695)	(1,507)
Eliminations	(73)	73

Net operating income	$3,747	$2,415

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company and was sold in November 2011.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2012	2011
Property and Equipment Additions
Engineering Equipment Technology and Parts	$20	$54
Contracting / Services	16	9
Component Parts	27	0
Corporate and other (c)	10	97

Property and equipment additions	$73	$160

(c)	Includes Corporate and Engineering Group property and equipment additions. The Engineering Group was sold in November 2011.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Depreciation and Amortization
Engineering Equipment Technology and Parts	$161	$229
Contracting / Services	56	57
Component Parts	49	41
Corporate and other (d)	52	50

Depreciation and Amortization	$318	$377

(d)	Includes Corporate and Engineering Group depreciation and amortization. The Engineering Group was sold in November 2011.

(dollars in thousands)	March, 2012	December 31, 2011
Identifiable Assets
Engineering Equipment Technology and Parts	$44,169	$51,480
Contracting / Services	26,844	18,588
Component Parts	6,195	5,577
Corporate and other (e)	8,286	9,705
Eliminations (f)	(6,845)	(6,005)

Identifiable Assets (g)	$78,649	$79,345

(e)	Includes Corporate and Engineering Group identifiable assets. The Engineering Group was sold in November 2011. Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.

(f)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable. Also includes reclassification of cash overdraft to liability.

(g)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

	March, 2012	December 31, 2011
(dollars in thousands)
Goodwill
Engineering Equipment Technology and Parts	$14,741	$14,661
Contracting / Services	0	0
Component Parts	0	0

Goodwill	$14,741	$14,661

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended March 31, 2012
	Total	Less intra- segment	Less inter-segment sales				Net sales to outside
(dollars in thousands)	sales	sales	EE&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts
United States	$18,921	$(247)	$—	$(429)	$(5)	$—	$18,240
Canada	1,940	—	—	—	—	—	1,940
China	1,443	(723)	—	—	—	—	720
Brazil	121	—	—	—	—	—	121

Subtotal	22,425	(970)	—	(429)	(5)	—	21,021
Contracting / Services	7,545	(34)	(565)	—	(283)	(10)	6,653
Component Parts	5,448	(81)	—	—	—	—	5,367
Corporate and other (a)	24	—	—	—	—	(39)	(15)

Net sales	$35,442	$(1,085)	$(565)	$(429)	$(288)	$(49)	$33,026

(a)	Includes adjustment for revenue on intercompany jobs.

	Three months ended March 31, 2011
	Total	Less intra- segment	Less inter-segment sales					Net sales to outside
(dollars in thousands)	sales	sales	EE&P	C/S	CP	Corp. (a)		Customers
Net Sales
Engineered Equipment Technology and Parts
United States	$22,244	$(2,347)	$—	$(484)	$(9)	$		$19,404
Canada	2,774	(22)	—	—	—		—	2,752
China	1,667	(15)	—	—	—		—	1,652
Brazil	120	—	—	—	—		—	120
India	91	—	—	—	—		—	91

Subtotal	26,896	(2,384)	—	(484)	(9)			24,019
Contracting / Services	8,407	(54)	(1,191)	—	(200)		(5)	6,957
Component Parts	4,749	(183)		—	—		—	4,566
Corporate and other (a)	329	—		(19)	—		104	414

Net sales	$40,381	$(2,621)	$(1,191)	$(503)	$(209)		$99	$35,956

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management discussion and analysis of financial condition and results of operations

The Company’s consolidated statements of income for the three-month periods ended March 31, 2012 and 2011 reflect the consolidated operations of the Company and its subsidiaries.

We are one of the leading global providers of air-pollution control technology products and services. These products, technology, and services are marketed under the “Kirk & Blum,” “CECO Filters,” “Busch International,” “CECO Abatement Systems,” “KB Duct,” “Effox,” “Fisher-Klosterman,” “Buell,” “Flextor,” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,500 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy-saving alternatives as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Our Chinese operation is experiencing significant expansion due to the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, KB Duct, CECO Environmental India, Effox, Fisher-Klosterman, Buell, Flextor and A.V.C. At the same time, we have been able to consolidate these new entities into our existing lean corporate structure without increasing costs proportionally. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, safety, employee development, and customer service excellence. The managers work closely with the CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have organizational focus from headquarters throughout our divisional businesses with minimal duplicative work streams. We are structured for growth and will do smart future bolt-on acquisitions with a full integration strategy.

Our three operating segments are: the Engineered Equipment Technology and Parts Group (“EET&P”), which produces various types of air pollution control equipment, the Contracting / Services Group (“C/S”), which produces air pollution control and industrial ventilation systems and the Component Parts Group (“CP”), which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our former Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures. In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

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

Results of Operations

Consolidated Results

Our consolidated statements of income for the three months periods ended March 31, 2012 and 2011 are as follows:

	For the three months ended March 31,
($’s in millions)	2012	2011
Net sales	$33.0	$36.0
Cost of sales	22.8	27.5

Gross profit	$10.2	$8.5
Percent of sales	30.8%	23.6%
Selling and administrative expenses	$6.3	$5.9
Percent of sales	19.2%	16.4%
Operating income	$3.7	$2.4
Percent of sales	11.3%	6.7%

Consolidated sales for the first quarter were $33.0 million compared to $36.0 million in 2011. The decrease in sales was primarily due to the 12.5% sales decrease in our Engineering Equipment Technology and Parts Group primarily due to project delays requested by customers. The increased demand for our products and services created by certain industrial sectors, such as small independent contractors that purchase component parts, created a 17.5% increase in our Component Parts Group sales, offset by a decrease in Contracting/Services Group sales of 4.4%. The decrease in Contracting / Services sales is primarily due to the continued targeting of higher margin projects. Sales and bookings have decreased due to portfolio changes, product pruning, and divestitures made over the past two years to achieve higher operating margins.

Gross profit increased by $1.7 million, or 20.2% to $10.2 million in the first quarter of 2012 compared with $8.5 million in the same period of 2011. Gross profit as a percentage of sales was 30.8% in 2012 compared to 23.6% in 2011. The net increase in gross profit was primarily due to a shift to higher margin work in the Engineered Equipment Technology and Parts Group, and higher margin work in the Contracting / Services Group.

Orders booked in the first quarter of 2012 were $30.7 million compared to $33.3 million during the first quarter of 2011, a decrease of $2.6 million or 7.8%. We continue to experience an active level of customer inquiry and quoting activities.

Selling and administrative expenses were $6.3 million during the first quarter of 2012 compared to $5.9 million during the first quarter of 2011. The increase was primarily due to increases in certain accruals based on increased levels of profitability in 2012.

Amortization expense was $96,000 for the first quarter of 2012 and $111,000 in the first quarter of 2011. The decrease in amortization expense was the result of certain finite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income increased $1.3 million to $3.7 million in the first quarter of 2012 compared to $2.4 million during the same quarter of 2011. All groups contributed to this increase in operating income with our Engineered

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Equipment Technology and Parts Group showing an increase of $1.2 million, or 56.6% from the first quarter 2011. Improved margins, changes in product mix, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Interest expense decreased to $271,000 in the first quarter of 2012 from $290,000 in the first quarter of 2011. The decrease is due to the conversion of $1.2 million of our subordinated debt into equity since the first quarter of 2011.

Federal and state income tax expense was $1.4 million during the first quarter of 2012 compared to $0.8 million during the same quarter of 2011. The effective income tax rate for the first quarters of 2012 and 2011 was 40.0%. Our effective tax rate is affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

	$33,026	$33,026
	March 31,
$ in thousands	2012	2011
Net Sales by Business Segment
Engineered Equipment Technology and Parts
United States	$18,921	$22,244
Canada	1,940	2,774
China	1,443	1,667
Brazil	121	120
India	—	91

subtotal	22,425	26,896
Contracting / Services (C/S)	7,545	8,407
Component Parts (CP)	5,448	4,749
Corporate and other	24	329
Eliminations	(2,416)	(4,425)

Net sales	$33,026	$35,956

	$33,026	$33,026
	March 31,
$ in thousands	2012	2011
Net Operating Income (Loss)
Engineered Equipment Technology and Parts	$3,305	$2,111
Contracting / Services	1,121	831
Component Parts	1,089	907
Corporate and other (a)	(1,695)	(1,507)
Eliminations	(73)	73

Income from operations	$3,747	$2,415

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

The amounts presented above and in the following comments at the reportable business segment level include both external and intersegment net sales and operating income (loss). See “Intra-segment and Inter-segment Revenue” table in Note 15 to the Consolidated Financial Statements contained in this report.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our EET&P Group net sales were $22.4 million in the first quarter of 2012 compared to $26.9 million in the same quarter of 2011, a decrease of $4.5 million. This decrease is primarily due to a $1.6 million decrease in revenues from Fisher-Klosterman coupled with a decrease of $1.2 million at Effox/Flextor. The decrease at Effox/Flextor and Fisher-Klosterman is primarily due to timing and delivery dates of certain large projects.

Operating income from the EET&P Group increased 56.6% to $3.3 million in the first quarter of 2012 from $2.1 million in the same period of 2011, an increase of $1.2 million. The increase was due to an increase of $1.3

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

million at Effox/Flextor and $0.3 million at Busch, offset by operating income decreases at Fisher-Klosterman and CECO Abatement. The increase at Effox/Flextor was due to increased margins on projects combined with 2011 first quarter results being negatively impacted by one lower margin project. Revenue volume increase contributed to the increase at Busch, while volume decreases negatively impacted Fisher-Klosterman and CECO Abatement.

Contracting / Services Group (“C/S”)

Our C/S Group is continuing to target higher margin design, build, end user customer segments, which resulted in net sales of $7.5 million in the first quarter of 2012 compared to $8.4 million in the same period of 2011.

Operating income for the C/S Group was $1.1 million in the first quarter of 2012 compared to $0.8 million in the first quarter of 2011. This increase is primarily due to a strategic shift in customer segments and reduced operating costs in 2012 from facility consolidations and streamlining efforts, effective project management, and improved pricing strategies.

Component Parts Group (“CP”)

CP Group net sales were $5.4 million in the first quarter of 2012 compared to $4.7 million in the same quarter of 2011. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the CP Group was $1.1 million in the first quarter of 2012 compared to $0.9 million in the first quarter of 2011. This increase is primarily due to increased revenues as described above and better strategic pricing strategies.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of March 31, 2012, was $52.6 million compared to $54.9 million as of December 31, 2011. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents totaled $19.9 million and $12.7 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance; however, we had no outstanding borrowings under this line as of March 31, 2012 and December 31, 2011.

Our current credit facility with Fifth Third Bank (the “Bank Facility”), as amended, includes a revolving line of credit of up to $20 million, including letters of credit, limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $2.0 million, plus 50% of eligible inventories up to $7.5 million. Unused credit availability under our $20.0 million revolving line of credit at March 31, 2012 was $9.7 million. Interest on the outstanding borrowings is charged at the tranche LIBOR rate plus 3.5%.

We entered into our current bank facility on December 29, 2005 with Fifth Third Bank (the “Bank Facility”). The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Terms of the Bank Facility, as amended, include a revolving line of credit for up to $20 million (with a $10,000,000 letters of credit sublimit) a termination date of April 1, 2013 and financial covenants which require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We have no outstanding borrowings under the line of credit as of March 31, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, and at March 31, 2012, $9.7 million could be borrowed at an interest rate of LIBOR plus 3.5%. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. As of March 31, 2012, the Company has $2.9 million in outstanding trade letters of credit.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three month periods ended March 31, 2012 and 2011 was $143,000 and $158,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at March 31, 2012 and 2011 was $9.4 million and $9.6 million, respectively. In March 2012, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock.

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2012	2011
Net cash provided by operating activities	$7,668	$797

Net cash (used in) provided by investing activities	(73)	366
Net cash used in financing activities	(459)	(259)

Net increase in cash	$7,136	$904

For the three months ended March 31, 2012, $7.7 million of cash was provided by operating activities compared to $0.8 million provided by operating activities for the same period in 2011. The $6.9 million increase in cash flows from continuing activities was due to an increase in net income of $0.8 million and a net $4.8 million decrease in non-cash working capital requirements. The net decrease in working capital requirements was largely

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

due to a $5.2 million increase in cash provided by the change in uncompleted contract balances, $1.0 million increase in cash provided by the change in accounts receivable balances, and a $1.0 million increase in cash provided by the change in accrued income taxes balances. These working capital changes were offset by a $2.5 million use of cash in the first quarter of 2011 for a reduction in accounts payable and accrued expenses.

Our net investment in working capital (excluding cash and cash equivalents) at March 31, 2012 was $12.3 million as compared to $17.1 million at December 31, 2011. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income.

For the three months ended March 31, 2012, net cash used in investing activities of $73,000 was for capital expenditures for plant and equipment. For the three months ended March 31, 2011, net cash provided by investing activities related to proceeds from the sale of our Indianapolis facility of $0.5 million offset by capital expenditures for property and equipment of $0.2 million.

For the three months ended March 31, 2012, financing activities used net cash of $459,000, which consisted of $512,000 used for the payment of common stock dividends offset by $53,000 of cash provided by the exercise of stock options. For the three months ended March 31, 2011, financing activities included net borrowings by our Canadian subsidiary which provided cash of $0.1 million offset by cash used of $0.4 million to purchase the CECO shares held by a retiring executive.

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

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and include, but are not limited to: our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In March 2012, the Company issued an aggregate of 2,023 shares of our common stock to William L. Heumann, Gerald J. Plappert, and Paul S. Brannick in connection with the ruling of an arbitration proceeding issued on February 15, 2012. The arbitration related to an earn-out provision in connection with the 2008 acquisition of Fisher-Klosterman Inc. The stock was issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During the three months ended March 31, 2012 the Company did not repurchase any of its common stock, which leaves 408,210 shares that may yet be purchased under the buyback program.

ITEM 6.	Exhibits

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101	The following financial information from CECO Environmental Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Benton L. Cook
Benton L. Cook
Interim Chief Financial Officer

Date: May 11, 2012