Form 10-Q
period 2012-06-30
CECO ENVIRONMENTAL CORP
filed 2012-08-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 14,589,500 shares of common stock, par value $0.01 per share, as of August 6, 2012.

CECO Environmental Corp. and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2012

CECO ENVIRONMENTAL CORP.

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)	JUNE 30, 2012	DECEMBER 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$19,779	$12,724
Accounts receivable, net	18,335	23,109
Costs and estimated earnings in excess of billings on uncompleted contracts	6,857	10,643
Inventories, net	4,490	4,344
Prepaid expenses and other current assets	3,313	2,650

Total current assets	52,774	53,470
Property, plant and equipment, net	5,345	5,651
Goodwill	14,668	14,661
Intangible assets- finite life, net	350	526
Intangible assets-indefinite life	3,217	3,218
Deferred income tax asset, net	848	848
Deferred charges and other assets	744	971

	$77,946	$79,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,867	$13,569
Billings in excess of costs and estimated earnings on uncompleted contracts	6,706	9,647
Income taxes payable	1,272	393

Total current liabilities	18,845	23,609
Other liabilities	3,165	3,146
Convertible subordinated notes (including related parties notes of $3,950 in 2012 and 2011)	9,160	9,600

Total liabilities	31,170	36,355

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,723,181 and 14,654,262 shares issued in 2012 and 2011, respectively	147	146
Capital in excess of par value	44,672	44,249
Accumulated earnings	4,806	1,301
Accumulated other comprehensive loss	(2,493)	(2,350)

	47,132	43,346
Less treasury stock, at cost, 137,920 shares in 2012 and 2011	(356)	(356)

Total shareholders’ equity	46,776	42,990

	$77,946	$79,345

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
(dollars in thousands, except per share data)	2012	2011	2012	2011
Net sales	$34,592	$32,537	$67,618	$68,493
Cost of sales	24,045	23,839	46,887	51,322

Gross profit	10,547	8,698	20,731	17,171
Selling and administrative	6,186	5,741	12,527	11,688
Amortization	76	112	172	223

Income from operations	4,285	2,845	8,032	5,260
Other expenses, net	1	360	(64)	333
Interest expense (including related party interest of $59 and $59, and $118 and $118, respectively)	(266)	(284)	(537)	(574)

Income before income taxes	4,020	2,921	7,431	5,019
Income tax expense	1,535	968	2,901	1,808

Net income	$2,485	$1,953	$4,530	$3,211

Per share data:
Basic net income	$0.17	$0.14	$0.31	$0.22

Diluted net income	$0.15	$0.12	$0.27	$0.20

Weighted average number of common shares outstanding:
Basic	14,615,913	14,334,116	14,571,642	14,324,040
Diluted	17,211,339	17,141,633	17,169,674	17,117,440

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
(dollars in thousands)	2012	2011	2012	2011
Net income	$2,485	$1,953	$4,530	$3,211

Other comprehensive income (loss), net of tax:
Foreign currency	(204)	28	(86)	132

Other comprehensive income (loss)	(204)	28	(86)	132

Comprehensive income	$2,281	$1,981	$4,444	$3,343

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$4,530	$3,211
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610	746
Non cash interest expense included in net income	46	46
Share based compensation expense	328	387
Bad debt expense	24	146
Inventory reserve expense	82	149
Changes in operating assets and liabilities:
Accounts receivable	4,720	6,565
Costs and estimated earnings in excess of billings on uncompleted contracts	3,786	(2,224)
Inventories	(228)	(1,098)
Prepaid expense and other current assets	(633)	(310)
Deferred charges and other assets	181	153
Accounts payable and accrued expenses	(2,702)	(2,704)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,941)	(2,314)
Income taxes payable	879	(488)
Other liabilities	(124)	155

Net cash provided by operating activities	8,558	2,420

Cash flows from investing activities:
Acquisitions of property and equipment	(132)	(256)
Net proceeds from sale of plant and equipment	—	526

Net cash (used in) provided by investing activities	(132)	270

Cash flows from financing activities:
Net borrowings on revolving credit line	—	317
Proceeds from exercise of stock options	110	71
Cash paid for repurchase of common shares	(456)	(431)
Dividends paid to common shareholders	(1,025)	—

Net cash used in financing activities	(1,371)	(43)

Net increase in cash and cash equivalents	7,055	2,647
Cash and cash equivalents at beginning of period	12,724	5,792

Cash and cash equivalents at end of period	$19,779	$8,439

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$440	$200

Cash paid during the period for:
Interest	$606	$667

Income taxes	$1,242	$2,824

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three month and six month periods ended June 30, 2012 and 2011. The results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

ASC 220—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU became effective for the Company during the quarter ended March 31, 2012. Although the adoption of this ASU impacts the way the Company reports comprehensive income, the adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

ASC 820—In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements”, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards. The ASU became effective for the Company during the quarter ended March 31, 2012 and must be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

(dollars in thousands)	June 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$52,953	$57,345
Estimated earnings	15,830	17,512

	68,783	74,857
Less billings to date	(68,632)	(73,861)

	$151	$996

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess on uncompleted contacts	$6,857	$10,643
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,706)	(9,647)

	$151	$996

4.	Inventories

(dollars in thousands)	June 30, 2012	December 31, 2011
Raw materials and subassemblies	$3,017	$3,017
Finished goods	1,176	1,147
Parts for resale	704	580
Obsolescence allowance	(407)	(400)

	$4,490	$4,344

Amounts (debited) credited to the allowance for obsolete inventory and charged to cost of sales amounted to $26,000 and $71,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $82,000 and $149,000 for the six months period ended June 30, 2012 and 2011, respectively.

5.	Goodwill and Intangible Assets

(dollars in thousands)	Six months ended June 30, 2012		Year ended December 31, 2011
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,661	$3,218	$14,713	$3,225
Acquisition earn-out settlement	21	—	—	—
Foreign currency adjustments	(14)	(1)	(52)	(7)

	$14,668	$3,217	$14,661	$3,218

	As of June 30, 2012		As of December 31, 2011
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,414	$1,237	$1,414	$1,193
Customer lists	1,653	1,480	1,653	1,348

	$3,067	$2,717	$3,067	$2,541

Amortization expense of finite life intangible assets for the three months ended June 30, 2012 and 2011 was $76,000 and $112,000, respectively, and for the six months ended June 30, 2012 and 2011 was $172,000 and $223,000, respectively. Amortization over the next five years for finite life intangibles will be $144,000 for the remainder of 2012, $130,000 in 2013, $69,000 in 2014, $6,000 in 2015, and $4,000 in 2016.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Debt

We entered into our current bank facility on December 29, 2005 with Fifth Third Bank (the “Bank Facility”). The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

Terms of the Bank Facility, as amended, include a revolving line of credit for up to $20.0 million (with a $10.0 million letters of credit sublimit); a termination date of April 1, 2013 and financial covenants that require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of June 30, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We had no outstanding borrowings under the line of credit as of June 30, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, and at June 30, 2012, $9.5 million could be borrowed at an interest rate of LIBOR plus 3.5%. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. As of June 30, 2012, the Company has $2.4 million in outstanding trade letters of credit.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman, and Jason DeZwirek, a director and Secretary ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three and six month periods ended June 30, 2012 was $138,000 and $281,000, respectively, and $159,000 and $316,000, respectively, for the corresponding time periods in 2011. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the issuance date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at June 30, 2012 and December 31, 2011 was $9.2 million and $9.6 million, respectively. In March 2012, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock. In April 2012, $100,000 and in May 2012, $140,000 principal of the Investor Notes was converted to 25,000 and 35,000 shares of our common stock, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three month periods ended June 30, 2012 and 2011 and for the six month periods ended June 30, 2012 and 2011 are below (shares and dollars in thousands, except per share amounts).

	For the three month period ended June 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,485	14,616	$0.17
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	289	—
Subordinated convertible promissory notes	82	2,306	(0.02)

Diluted earnings and earnings per share	$2,567	17,211	$0.15

	For the three month period ended June 30, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$1,953	14,334	$0.14
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	158	—
Subordinated convertible promissory notes	95	2,650	(0.02)

Diluted earnings and earnings per share	$2,048	17,142	$0.12

	For the six month period ended June 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,530	14,572	$0.31
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	250	—
Subordinated convertible promissory notes	169	2,348	(0.04)

Diluted earnings and earnings per share	$4,699	17,170	$0.27

	For the six month period ended June 30, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,211	14,324	$0.22
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	134	—
Subordinated convertible promissory notes	190	2,659	(0.02)

Diluted earnings and earnings per share	$3,401	17,117	$0.20

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For each of the three and six month periods ended June 30, 2012, 322,500 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and six month periods ended June 30, 2011, 426,250 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. When the Company declares a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three or six months ended June 30, 2012 or 2011. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Pursuant to the if-converted method, diluted earnings per share for the second quarter of 2012 includes a $82,000 after tax addback of interest expense to earnings and 2.3 million additional shares, and $95,000 and 2.7 million additional shares for the second quarter of 2011, related to the assumed conversion of the convertible Investor Notes described in Note 6. For the six months period ended June 30, 2012 diluted earnings per share includes a $169,000 after tax addback of interest expense, and 2.3 million additional shares, and $190,000 and 2.7 million additional shares for the comparable 2011 period, related to the assumed conversion of the convertible Investor Notes.

Dividends

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors approved a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our credit agreement contains provisions that prevent us from paying any dividends to our stockholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal year 2012, our Board has declared the following cash dividends on our common stock:

Dividend Per share	Record Date	Payment Date
$ 0.035	March 20, 2012	March 30, 2012
$ 0.035	June 15, 2012	June 29, 2012

8.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $174,000 and $135,000 during the quarters ended June 30, 2012 and 2011, respectively, and $328,000 and $387,000 for the six month periods, respectively.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Pension plan:
Service cost	$15	$10	$30	$20
Interest cost	82	92	164	184
Expected return on plan assets	(94)	(97)	(188)	(194)
Amortization of net actuarial loss	83	63	166	126

Net periodic benefit cost	$86	$68	$172	$136

Health care plan:
Interest cost	$1	$—	$2	$—
Amortization of gain	(2)	(1)	(4)	(2)

Net periodic benefit cost	$(1)	$(1)	$(2)	$(2)

For the six months ended June 30, 2012, we made contributions to our defined benefit plans totaling $159,000. We anticipate contributing $217,000 to fund the pension plan and $13,000 for the retiree health care plan during the remainder of fiscal 2012.

10.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2007.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2012 and December 31, 2011, the liability for uncertain tax positions totaled approximately $52,000. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Beginning balance	$453	$462	$431	$455
Provision	147	67	211	211
Payments	(15)	(42)	(57)	(179)

Ending balance	$585	$487	$585	$487

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at June 30, 2012, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market. As these inputs are not considered to be observable (i.e. supported by little or no market activity), the Company has designated these obligations as Level 3.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Other income for the second quarter of 2011 includes a payment to the Company of $359,000 related to short swing trading profits that were returned to the Company by a director and an affiliated shareholder.

The Company was involved in an arbitration proceeding initiated in April 2011 by William L. Heumann, Gerald J. Plappert, and Paul S. Brannick, related to the 2008 acquisition of Fisher-Klosterman Inc., in which the plaintiffs were claiming amounts owed pursuant to an earn-out provision in the purchase agreement. The arbitrator ruled on February 15, 2012 resulting in a payment of the Company’s stock worth $20,500 and half of the plaintiffs’ legal and arbitrator costs of $106,000.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinay course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have accrued as necessary for any liability with respect to open matters. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs that we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, or results of operations.

14.	Stock Purchase

During the first quarter of 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the then current market price of $5.84 for a total transaction value of $430,647 and the shares were immediately retired.

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During the three month and six month periods ended June 30, 2012, the Company repurchased and immediately retired 62,519 shares of common stock, which leaves the maximum number of shares that may yet be purchased at 345,691.

15.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our Engineered Equipment Technology and Parts Group, located in the United States, Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox, Fisher-Klosterman, Flextor and A.V.C. We enable our customers to meet Best Available Control Technology requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Component Parts Group (“CP”)

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales
Engineered Equipment Technology and Parts Group
United States	$19,506	$19,862	$38,427	$42,106
Canada	2,015	1,588	3,955	4,362
China	1,614	2,002	3,057	3,669
Brazil	—	867	121	987
India	—	34	—	125

Subtotal (a)	23,135	24,353	45,560	51,249
Contracting / Services Group (a)	6,866	6,863	14,411	15,270
Component Parts Group (a)	5,832	4,554	11,280	9,303
Corporate and other (a)	(5)	298	19	627
Eliminations	(1,236)	(3,531)	(3,652)	(7,956)

Net sales	$34,592	$32,537	$67,618	$68,493

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group (a)	$3,859	$2,898	$7,164	$5,009
Contracting / Services Group (a)	563	547	1,684	1,378
Component Parts Group (a)	1,323	947	2,412	1,854
Corporate and other (a) (b)	(1,517)	(1,435)	(3,212)	(2,942)
Eliminations	57	(112)	(16)	(39)

Income from operations	$4,285	$2,845	$8,032	$5,260

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(a)	The amounts presented at the reportable business segment level include both external and intersegment net sales and operating income(loss), as applicable. See following tables in this Note 15 under “Intra-segment and Inter-segment Revenues.”
(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which are not significant to the overall operations of the Company and were sold in November 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Property and Equipment Additions
Engineered Equipment Technology and Parts Group	$32	$12	$52	$66
Contracting / Services Group	14	—	30	9
Component Parts Group	11	32	38	32
Corporate and other (c)	2	52	12	149

Property and equipment additions	$59	$96	$132	$256

(c)	Includes Corporate and Engineering Group property and equipment additions. The Engineering Group was sold in November 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Depreciation and Amortization
Engineered Equipment Technology and Parts Group	$138	$215	$299	$444
Contracting / Services Group	54	57	110	114
Component Parts Group	47	42	96	83
Corporate and other (d)	53	55	105	105

Depreciation and Amortization	$292	$369	$610	$746

(d)	Includes Corporate and Engineering Group depreciation and amortization. The Engineering Group was sold in November 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011
Identifiable Assets
Engineered Equipment Technology and Parts Group	$43,501	$51,480
Contracting / Services Group	24,001	18,588
Component Parts Group	6,722	5,577
Corporate and other (e)	9,127	9,705
Eliminations (f)	(5,405)	(6,005)

Identifiable Assets (g)	$77,946	$79,345

(e)	Includes Corporate and Engineering Group identifiable assets. The Engineering Group was sold in November 2011. Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.
(f)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable.
(g)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)	June 30, 2012	December 31, 2011
Goodwill
Engineered Equipment Technology and Parts Group	$14,668	$14,661
Contracting / Services Group	—	—
Component Parts Group	—	—

	$14,668	$14,661

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended June 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$19,506	$(106)	$—	$(45)	$—	$—	$19,355
Canada	2,015	73	—	—	—	—	2,088
China	1,614	(832)	—	—	—	—	782
Brazil	—	—	—	—	—	—	—

Subtotal	23,135	(865)	—	(45)	—	—	22,225
Contracting / Services Group	6,866	(14)	(106)	—	—	—	6,746
Component Parts Group	5,832	(69)	(13)	(216)	—	—	5,534
Corporate and other (a)	(5)	—	—	—	—	92	87

Net sales	$35,828	$(948)	$(119)	$(261)	$—	$92	$34,592

(a)	Includes adjustment for revenue on intercompany jobs.

	Three months ended June 30, 2011
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$19,862	$(391)	$—	$(1,284)	$—	$—	$18,187
Canada	1,588	(66)	—	—	—	—	1,522
China	2,002	(511)	—	—	—	—	1,491
Brazil	867	—	—	—	—	—	867
India	34	—	—	—	—	—	34

Subtotal	24,353	(968)	—	(1,284)	—	—	22,101
Contracting / Services Group	6,863	(14)	(741)	—	—	(26)	6,082
Component Parts Group	4,554	(82)	(68)	(232)	—	—	4,172
Corporate and other (a)	298	—	—	(34)	—	(82)	182

Net sales	$36,068	$(1,064)	$(809)	$(1,550)	$—	$(108)	$32,537

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

	Six months ended June 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside Customers
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$38,427	$(353)	$—	$(610)	$—	$—	$37,464
Canada	3,955	73	—	—	—	—	4,028
China	3,057	(1,555)	—	—	—	—	1,502
Brazil	121	0	—	—	—	—	121

Subtotal	45,560	(1,835)	—	(610)	—	—	43,115
Contracting / Services Group	14,411	(48)	(535)	—	—	—	13,828
Component Parts Group	11,280	(147)	(18)	(499)	—	—	10,616
Corporate and other (a)	19	—	—	(10)	—	50	59

Net sales	$71,270	$(2,030)	$(553)	$(1,119)	$—	$50	$67,618

(a)	Includes adjustment for revenue on intercompany jobs.

	Six months ended June 30, 2011
(dollars in thousands)	Total sales	Less intra- segment Sales	Less inter-segment sales				Net sales to outside Customers
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$42,106	$(2,738)	$—	$(2,475)	$—	$—	$36,893
Canada	4,362	(88)	—	—	—	—	4,274
China	3,669	(526)	—	—	—	—	3,143
Brazil	987	—	—	—	—	—	987
India	125	—	—	—	—	—	125

Subtotal	51,249	(3,352)	—	(2,475)	—	—	45,422
Contracting / Services Group	15,270	(68)	(1,225)	—	—	(45)	13,932
Component Parts Group	9,303	(265)	(77)	(432)	—	—	8,529
Corporate and other (a)	627	—	—	(39)	—	22	610

Net sales	$76,449	$(3,685)	$(1,302)	$(2,946)	$—	$(23)	$68,493

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management discussion and analysis of financial condition and results of operations

The Company’s consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and 2011 reflect the consolidated operations of the Company and its subsidiaries.

We are one of the leading global providers of air-pollution control technology products and services. These products, technology, and services are marketed under the “Kirk & Blum,” “CECO Filters,” “Busch International,” “CECO Abatement Systems,” “KB Duct,” “Effox,” “Fisher-Klosterman,” “Buell,” “Flextor,” and “A.V.C.” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,500 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation domestically as well as globally.

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

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, safety, employee development, and customer service excellence. The managers work closely with the CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have organizational focus from headquarters through-out our divisional businesses with minimal duplicative work streams. We are structured for growth and will do smart future bolt-on acquisitions with a full integration strategy.

Our three operating segments are: the Engineered Equipment Technology and Parts Group, which produces various types of air pollution control equipment, the Contracting / Services Group, which produces air pollution control and industrial ventilation systems and the Component Parts Group, which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our former Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures. In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

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

Results of Operations

Consolidated Results

Our consolidated statements of income for the three month and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Net sales	$34.6	$32.5	$67.6	$68.5
Cost of sales	24.1	23.8	46.9	51.3

Gross profit	$10.5	$8.7	$20.7	$17.2
Percent of sales	30.3%	26.8%	30.6%	25.1%
Selling and administrative expenses	$6.2	$5.7	$12.5	$11.7
Percent of sales	17.9%	17.5%	18.5%	17.1%
Operating income	$4.3	$2.8	$8.0	$5.3
Percent of sales	12.4%	8.6%	11.8%	7.7%

Consolidated sales for the second quarter increased $2.1 million to $34.6 million from $32.5 million in 2011. The increase in sales was primarily due to the 28.1% sales increase in our Component Parts Group segment. The Engineered Equipment Technology and Parts Group sales decreased by 5.0% due to a slow ramp-up of orders booked during the period, while the Contracting / Services Group sales were comparable to 2011.

Consolidated sales for the first six months of 2012 were $67.6 million compared to $68.5 million in 2011. The decrease in sales was primarily due to the 11.1% sales decrease in our Engineered Equipment Technology and Parts Group primarily due to project delays requested by customers. The increased demand for our products and services created by certain industrial sectors, such as small independent contractors that purchase component parts, created a 21.3% increase in our Component Parts Group sales, offset by a decrease in Contracting/Services Group sales of 5.6%. The decrease in the Contracting / Services Group sales is primarily due to the continued targeting of higher margin projects. Sales and bookings in the Contracting / Services Group have decreased due to portfolio changes, product pruning, and divestitures made over the past two years to achieve higher operating margins.

Gross profit increased by $1.8 million, or 20.7%, to $10.5 million in the second quarter of 2012 compared with $8.7 million in the same period of 2011. Gross profit as a percentage of sales was 30.3% in 2012 compared to 26.8% in 2011. The net increase in gross profit was primarily due to a shift to higher margin work in the Engineered Equipment Technology and Parts Group, and higher margin work in the Contracting / Services Group.

Gross profit increased by $3.5 million, or 20.3% to $20.7 million for the first six months of 2012 compared with $17.2 million in the same period of 2011. Gross profit as a percentage of sales was 30.6% in 2012 compared to 25.1% in 2011. The net increase in gross profit was primarily due to a shift to higher margin work in the Engineered Equipment Technology and Parts Group, and higher margin work in the Contracting / Services Group.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Orders booked were $40.9 million during the second quarter of 2012 and $71.6 million for the first six months of 2012, as compared to $33.5 million during the second quarter of 2011 and $66.8 million in the first half of 2011. We continue to experience an active level of customer inquiry and quoting activities and have realized increased bookings at our Effox and Flextor divisions.

Selling and administrative expenses were $6.2 million during the second quarter of 2012 compared to $5.7 million during the second quarter of 2011. During the first six months of 2012 selling and administrative expenses were $12.5 million compared to $11.7 million in the first six months of 2011. The increase for the three and six month periods in 2012 was primarily due to increases in certain accruals based on increased levels of profitability in 2012.

Amortization expense decreased by $36,000 to $76,000 during the second quarter of 2012 from $112,000 in the same period of 2011, and decreased by $51,000 to $172,000 in the first six months of 2012 from $223,000 in the same period of 2011. The decrease in amortization expense was the result of certain finite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income was $4.3 million in the second quarter of 2012, an increase of $1.5 million compared to $2.8 million during the same quarter of 2011. Operating income as a percent of sales in the second quarter of 2012 was 12.4% compared to 8.6% for the same period in 2011. The increase in operating income for the second quarter of 2012 compared to the second quarter of 2011 is due primarily to an increase of $1.0 million for the EET&P Group. The EET&P Group experienced both increased margins and volume increases.

Operating income for the first six months of 2012 increased by $2.7 million to $8.0 million from $5.3 million during the same period of 2011. Operating income as a percent of sales for the six months ended June 30, 2012 was 11.8% compared to 7.7% for the same period in 2011. The increase in operating income for the first six months of 2012 compared to the first six months of 2011 is primarily due to a $2.2 million increase for the EET&P Group as mentioned above.

Interest expense decreased to $266,000 in the second quarter of 2012 from $284,000 in the second quarter of 2011, and decreased to $537,000 for the first six months of 2012 compared to $574,000 for 2011. The decrease for the three month and six months ended June 30, 2012 is due to the conversion of $1.4 million of our subordinated debt into equity during the twelve months from July 1, 2011 to June 30, 2012.

Federal and state income tax expense was $1.5 million during the second quarter of 2012 compared to $1.0 million during the same quarter of 2011. Federal and state income tax expense was $2.9 million for the first six months of 2012 compared to $1.8 million in 2011. The federal and state income tax provision for the first six months of 2012 was 39%, which reflects the estimated effective tax rate for 2012. Our effective tax rate is affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales
Engineered Equipment Technology and Parts Group
United States	$19,506	$19,862	$38,427	$42,106
Canada	2,015	1,588	3,955	4,362
China	1,614	2,002	3,057	3,669
Brazil	—	867	121	987
India	—	34	—	125

Subtotal	23,135	24,353	45,560	51,249
Contracting / Services Group	6,866	6,863	14,411	15,270
Component Parts Group	5,832	4,554	11,280	9,303
Corporate and other	(5)	298	19	627
Eliminations	(1,236)	(3,531)	(3,652)	(7,956)

Net sales	$34,592	$32,537	$67,618	$68,493

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group	$3,859	$2,898	$7,164	$5,009
Contracting / Services Group	563	547	1,684	1,378
Component Parts Group	1,323	947	2,412	1,854
Corporate and other (a)	(1,517)	(1,435)	(3,212)	(2,942)
Eliminations	57	(112)	(16)	(39)

Income from operations	$4,285	$2,845	$8,032	$5,260

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company and was sold in November 2011.

The amounts presented in the above two tables and in the following comments regarding our reportable segments at the reportable business segment level include both external and intersegment net sales and operating income (loss). See “Intra-segment and Inter-segment Revenues” tables in Note 15 to the Consolidated Financial Statements contained in this report.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our EET&P net sales were $23.1 million in the second quarter of 2012 compared to $24.4 million in the second quarter of 2011, a decrease of $1.3 million, while net sales for the first six months of 2012 were $45.6 million compared to $51.2 million for the same period in 2011. The decrease in the second quarter of 2012 is primarily due to decreased revenues of $1.7 million at Fisher-Klosterman and $0.6 million at CECO Abatement, offset by an increase of $1.4 in revenues in our Busch division during the quarter.

The decrease for the six months ended June 30, 2012 was primarily due to decreased revenues of $3.3 million at Fisher-Klosterman, $1.6 million at CECO Abatement, and $1.3 million at Effox and Flextor, offset by an increase of $2.9 million at our Busch division. The decrease in revenues is due to the timing and delivery of certain large projects and a decrease in the ethanol industry orders.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating income from EET&P increased 33.2% to $3.9 million in the second quarter of 2012 from $2.9 million in the same period of 2011. The increase was due to an increase of $1.5 million of operating income at Effox and Flextor in the aggregate and $0.2 million at Busch, offset by operating income decreases at Fisher-Klosterman and CECO Abatement. The increase at Effox and Flextor was due to increased margins on projects. Revenue volume increase contributed to the increase at Busch, while volume decreases negatively impacted Fisher-Klosterman and CECO Abatement.

Operating income during the six months ended 2012 increased in EET&P by $2.2 million to $7.2 million, compared to $5.0 million for the same period in 2011. The increase for the six months ended June 30, 2012 was primarily due to increased operating income of $2.8 million at Effox and Flextor and $0.5 million at Busch, offset by a decrease of $1.0 million at Fisher-Klosterman and $0.3 million at CECO Abatement.

Contracting / Services Group (“C/S”)

Our C/S net sales for the second quarter of 2012 were comparable to the same period of 2011 at $6.9 million. Net sales for the six months were $14.4 million in 2012 compared to $15.3 million in 2011. The C/S Group is continuing to target higher margin design, build, end user customer segments, which resulted in the net sales decrease for the six months.

Operating income for C/S was $0.6 million in the second quarter of 2012 compared to $0.5 million in the second quarter of 2011. Operating income for the six month ended June 30, 2012 increased $0.3 million to $1.7 million from $1.4 million in 2011. This increase is primarily due to a strategic shift in customer segments and reduced operating costs in 2012 from facility consolidations and streamlining efforts, effective project management, and improved pricing strategies.

Component Parts Group (“CP”)

Our CP net sales for the second quarter of 2012 increased $1.2 million to $5.8 million from $4.6 million in the same period in 2011. Net sales for the six months ended June 30, 2012 increased $2.0 million to $11.3 million from $9.3 million in 2011. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for CP increased $0.4 million to $1.3 million during the second quarter of 2012 from $0.9 million for the same period in 2011, and increased $0.5 million to $2.4 million for the six month period ended June 30, 2012 from $1.9 million in the same period in 2011. These increases are primarily due to increased revenues as described above and better strategic pricing strategies.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of June 30, 2012, was $58.9 million compared to $54.9 million as of December 31, 2011. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of interest on our Investor Notes, working capital and other general corporate requirements.

At June 30, 2012 and December 31, 2011, cash and cash equivalents totaled $19.8 million and $12.7 million, respectively. Included in the cash and cash equivalents balance at June 30, 2012 is $4.8 million and at December 31, 2011 is $4.7 million held in foreign locations. These balances are being permanently reinvested in our foreign operations. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance; however, we had no outstanding borrowings under this line as of June 30, 2012.

Terms of our Bank Facility, as amended, include a revolving line of credit for up to $20.0 million (with a $10.0 million letters of credit sublimit) a termination date of April 1, 2014 and financial covenants that require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of March 31, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We have no outstanding borrowings under the line of credit as of June 30, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, and at June 30, 2012, $9.5 million could be borrowed at an interest rate of LIBOR plus 3.5%. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. As of June 30, 2012, the Company has $2.4 million in outstanding trade letters of credit.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary ($2.2 million), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three and six month periods was $138,000 and $281,000, respectively, and $159,000 and $316,000, respectively, for the same periods in 2011. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the issuance date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at June 30, 2012 and December 31, 2011 was $9.2 million and $9.6 million, respectively. In March 2012, $200,000 principal of the Investor Notes was converted to 50,000 shares of our common stock. In April 2012, $100,000 and in May 2012, $140,000 principal of the Investor Notes was converted to 25,000 and 35,000 shares of our common stock, respectively.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2012	2011
Net cash provided by operating activities	$8,558	$2,420

Net cash (used in) provided by investing activities	(132)	270
Net cash used in financing activities	(1,371)	(43)

Net increase in cash	$7,055	$2,647

For the six months ended June 30, 2012, $8.6 million of cash was provided by operating activities compared to $2.4 million for the same period in 2011. The $6.2 million increase in cash flows from operating activities was due to an increase in net income, excluding non-cash items, of $0.9 million and a net $3.0 million decrease in non-cash working capital requirements. The net decrease in working capital requirements was largely due to a $6.0 million increase in cash provided by the change in uncompleted contract balances, $0.9 million increase in cash provided by the change in inventory balances, and a $1.4 million increase in cash provided by the change in accrued income taxes balances. These working capital changes were offset by a $1.8 million use of cash during 2012 for an increase in accounts receivable.

Our net investment in working capital (excluding cash and cash equivalents) at June 30, 2012 was $14.2 million as compared to $17.1 million at December 31, 2011. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income.

For the six months ended June 30, 2012, net cash used in investing activities of $0.1 million was for capital expenditures of plant and equipment. For the six months ended June 30, 2011, net cash provided by investing activities related to proceeds from the sale of our Indianapolis facility of $0.5 million offset by capital expenditures for property and equipment of $0.2 million.

For the six months ended June 30, 2012, financing activities used net cash of $1.4 million, which consisted of $1.5 million used for the payment of common stock dividends and repurchase of shares offset by $0.1 million of cash provided by the exercise of stock options. For the six months ended June 30, 2011, financing activities included net borrowings from our bank of $317,000 plus $71,000 provided by option exercises, offset by cash used of $0.4 million to purchase the CECO shares held by a retiring executive.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2012 – April 30, 2012	0	$0.00	0	408,210
May 1, 2012 – May 31, 2012	49,203	$7.12	49,203	359,007
June 1, 2012 – June 30, 2012	13,316	$7.89	13,316	345,691

Total	62,519	$7.28	62,519	345,691

(1)	Represents open market purchases made under the Company’s stock repurchase plan.
(2)	In August 2011, the Company announced a stock repurchase program under which we can repurchase up to 500,000 shares of our common stock over an eighteen month period.

ITEM 6.	Exhibits

31.1	Rule 13(a)/15d- 14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d- 14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Benton L. Cook
Benton L. Cook
Interim Chief Financial Officer

Date: August 10, 2012