Form 10-Q
period 2012-09-30
CECO ENVIRONMENTAL CORP
filed 2012-11-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 14,711,582 shares of common stock, par value $0.01 per share, as of November 5, 2012.

CECO Environmental Corp. and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2012

CECO ENVIRONMENTAL CORP.

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,455	$12,724
Accounts receivable, net	21,281	23,109
Costs and estimated earnings in excess of billings on uncompleted contracts	7,057	10,643
Inventories, net	4,292	4,344
Prepaid expenses and other current assets	2,399	2,650

Total current assets	59,484	53,470
Property, plant and equipment, net	5,128	5,651
Goodwill	14,777	14,661
Intangible assets- finite life, net	274	526
Intangible assets-indefinite life	3,230	3,218
Deferred income tax asset, net	848	848
Deferred charges and other assets	714	971

	$84,455	$79,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,101	$13,569
Billings in excess of costs and estimated earnings on uncompleted contracts	8,501	9,647
Income taxes payable	1,531	393

Total current liabilities	22,133	23,609
Other liabilities	3,197	3,146
Convertible subordinated notes (including related parties notes of $3,950 in 2012 and 2011)	8,760	9,600

Total liabilities	34,090	36,355

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 14,849,502 and 14,654,262 shares issued in 2012 and 2011, respectively	148	146
Capital in excess of par value	45,393	44,249
Accumulated earnings	7,410	1,301
Accumulated other comprehensive loss	(2,230)	(2,350)

	50,721	43,346
Less treasury stock, at cost, 137,920 shares in 2012 and 2011	(356)	(356)

Total shareholders’ equity	50,365	42,990

	$84,455	$79,345

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30
(dollars in thousands, except per share data)	2012	2011	2012	2011
Net sales	$33,102	$32,947	$100,720	$101,440
Cost of sales	22,574	23,249	69,461	74,571

Gross profit	10,528	9,698	31,259	26,869
Selling and administrative	6,197	6,270	18,724	17,958
Amortization	80	118	252	341

Income from operations	4,251	3,310	12,283	8,570
Other (expenses) income, net	(69)	103	(133)	436
Interest expense (including related party interest of $60 and $59, and $178 and $177, respectively)	(291)	(296)	(828)	(870)

Income before income taxes	3,891	3,117	11,322	8,136
Income tax expense	623	798	3,524	2,606

Net income	$3,268	$2,319	$7,798	$5,530

Per share data:
Basic net income	$0.22	$0.16	$0.53	$0.39

Diluted net income	$0.19	$0.14	$0.47	$0.34

Weighted average number of common shares outstanding:
Basic	14,630,264	14,371,752	14,591,325	14,340,119
Diluted	17,258,552	17,157,305	17,199,337	17,130,767

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30
(dollars in thousands)	2012	2011	2012	2011
Net income	$3,268	$2,319	$7,798	$5,530

Other comprehensive income (loss), net of tax:
Foreign currency	170	(263)	84	(131)

Other comprehensive income (loss)	170	(263)	84	(131)

Comprehensive income	$3,438	$2,056	$7,882	$5,399

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$7,798	$5,530
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	1,086
Non cash interest expense included in net income	69	68
Share based compensation expense	493	538
Bad debt expense	141	212
Inventory reserve expense	147	196
Gain on sale of fixed assets	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	1,657	5,942
Costs and estimated earnings in excess of billings on uncompleted contracts	3,586	(1,923)
Inventories	(95)	(820)
Prepaid expense and other current assets	281	(96)
Deferred charges and other assets	188	(138)
Accounts payable and accrued expenses	(1,392)	(5,041)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,146)	684
Income taxes payable	1,138	(1,171)
Other liabilities	42	(188)

Net cash provided by operating activities	13,806	4,879

Cash flows from investing activities:
Acquisitions of property and equipment	(234)	(654)
Net proceeds from sale of plant and equipment	37	636

Net cash used in investing activities	(197)	(18)

Cash flows from financing activities:
Proceeds from exercise of stock options	266	111
Cash paid for repurchase of common shares	(456)	(483)
Dividends paid to common shareholders	(1,688)	(363)

Net cash used in financing activities	(1,878)	(735)

Net increase in cash and cash equivalents	11,731	4,126
Cash and cash equivalents at beginning of period	12,724	5,792

Cash and cash equivalents at end of period	$24,455	$9,918

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$840	$700

Cash paid during the period for:
Interest	$828	$872

Income taxes	$1,619	$4,294

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2012 and 2011. The results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 350 – In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment”. ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance and gives the Company the option to first assess qualitative factors in determining whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, based on such qualitative assessment, the Company determines that it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is not necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted if a public entity’s financial statements have not yet been issued. The adoption of ASU 2012-02 is not expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	September 30,	December 31,
(dollars in thousands)	2012	2011
Costs incurred on uncompleted contracts	$52,358	$57,345
Estimated earnings	16,408	17,512

	68,766	74,857
Less billings to date	(70,210)	(73,861)

	$(1,444)	$996

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess on uncompleted contacts	$7,057	$10,643
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,501)	(9,647)

	$(1,444)	$996

4.	Inventories

(dollars in thousands)	September 30, 2012	December 31, 2011
Raw materials and subassemblies	$2,855	$3,017
Finished goods	1,207	1,147
Parts for resale	702	580
Obsolescence allowance	(472)	(400)

	$4,292	$4,344

Amounts (debited) credited to the allowance for obsolete inventory and charged to cost of sales amounted to $65,000 and $47,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $147,000 and $196,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Goodwill and Intangible Assets

	Nine months ended		Year ended
(dollars in thousands)	September 30, 2012		December 31, 2011
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,661	$3,218	$14,713	$3,225
Acquisition earn-out settlement	21	—	—	—
Foreign currency adjustments	95	12	(52)	(7)

	$14,777	$3,230	$14,661	$3,218

	As of September 30, 2012		As of December 31, 2011
		Accum.		Accum.
Intangible assets – finite life	Cost	Amort.	Cost	Amort.
Patents	$1,414	$1,258	$1,414	$1,193
Customer lists	1,653	1,535	1,653	1,348

	$3,067	$2,793	$3,067	$2,541

Amortization expense of finite life intangible assets for the three months ended September 30, 2012 and 2011 was $80,000 and $118,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $252,000 and $341,000, respectively. Amortization over the next five years for finite life intangibles will be $64,000 for the remainder of 2012, $130,000 in 2013, $69,000 in 2014, $6,000 in 2015, and $5,000 in 2016.

6.	Debt

We entered into our current bank facility on December 29, 2005 with Fifth Third Bank (the “Bank Facility”). The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

Terms of the Bank Facility, as amended, include a revolving line of credit for up to $20.0 million (with a $10.0 million letters of credit sublimit); a termination date of April 1, 2013 and financial covenants that require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We had no outstanding borrowings under the line of credit as of September 30, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, including reducing the borrowing base by the amount of outstanding letters of credit, and at September 30, 2012, $10.8 million could be borrowed at an interest rate of LIBOR plus 3.5%. As of September 30, 2012, the Company has $2.0 million in outstanding trade letters of credit. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman, and Jason DeZwirek, a director and Secretary ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three and nine month periods ended September 30, 2012 was $136,000 and $417,000, respectively, and $159,000 and $475,000, respectively, for the corresponding time periods in 2011 We used the proceeds

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the issuance date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at September 30, 2012 and December 31, 2011 was $8.8 million and $9.6 million, respectively. In the first quarter and second quarter of 2012, $200,000 and $240,000 principal of the Investor Notes, respectively, were converted to 50,000 and 60,000 shares of our common stock, respectively. In the third quarter of 2012, $400,000 principal of the Investor Notes was converted to 100,000 shares of our common stock.

7.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three month periods ended September 30, 2012 and 2011 and for the nine month periods ended September 30, 2012 and 2011 are below (shares and dollars in thousands, except per share amounts).

	For the three month period ended September 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,268	14,630	$0.22
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	371	—
Subordinated convertible promissory notes	82	2,257	(0.03)

Diluted earnings and earnings per share	$3,350	17,258	$0.19

	For the three month period ended September 30, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,319	14,372	$0.16
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	163	—
Subordinated convertible promissory notes	95	2,622	(0.02)

Diluted earnings and earnings per share	$2,414	17,157	$0.14

	For the nine month period ended September 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$7,798	14,591	$0.53
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	290	—
Subordinated convertible promissory notes	250	2,318	(0.06)

Diluted earnings and earnings per share	$8,048	17,199	$0.47

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the nine month period ended September 30, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,530	14,340	$0.39
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	144	—
Subordinated convertible promissory notes	285	2,647	(0.05)

Diluted earnings and earnings per share	$5,815	17,131	$0.34

We consider outstanding options and warrants in computing diluted net income per share only when they are dilutive. For each of the three and nine month periods ended September 30, 2012, 322,500 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive. For the three and nine month periods ended September 30, 2011, 427,500 outstanding options and warrants were excluded from the computation of diluted weighted average common shares outstanding as their effect would have been anti-dilutive.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. When the Company declares a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three or nine months ended September 30, 2012 or 2011. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Pursuant to the if-converted method, diluted earnings per share for the third quarter of 2012 includes a $82,000 after tax add back of interest expense to earnings and 2.3 million additional shares, and $95,000 and 2.6 million additional shares for the third quarter of 2011, related to the assumed conversion of the convertible Investor Notes described in Note 6. For the nine month period ended September 30, 2012 diluted earnings per share includes a $250,000 after tax addback of interest expense, and 2.3 million additional shares, and $285,000 and 2.6 million additional shares for the comparable 2011 period, related to the assumed conversion of the convertible Investor Notes.

Dividends

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors approved a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our credit agreement contains provisions that prevent us from paying any dividends to our shareholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal year 2012, our Board has declared the following cash dividends on our common stock:

Dividend Per share	Record Date	Payment Date	Payments (dollars in thousands)
$0.035	March 20, 2012	March 30, 2012	$ 512
$0.035	June 15, 2012	June 29, 2012	$ 512
$0.045	September 14, 2012	September 28, 2012	$ 664

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strickly voluntary and is open only to existing shareholders.

8.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $165,000 and $151,000 during the quarters ended September 30, 2012 and 2011, respectively, and $493,000 and $538,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Pension plan:
Service cost	$15	$10	$45	$30
Interest cost	82	92	246	276
Expected return on plan assets	(94)	(97)	(282)	(291)
Amortization of net actuarial loss	83	63	249	189

Net periodic benefit cost	$86	$68	$258	$204

Health care plan:
Interest cost	$1	$—	$3	$—
Amortization of gain	(2)	(1)	(6)	(3)

Net periodic benefit cost	$(1)	$(1)	$(3)	$(3)

For the nine months ended September 30, 2012, we made contributions to our defined benefit plans totaling $292,000. During the remainder of 2012 we do not anticipate making any additional pension plan contributions due to the application of the Moving Ahead for Progress in the 21st Century Act (MAP-21). The application of MAP-21 decreased the required contributions for 2012.

10.	Income Taxes

Federal and state income tax expense was $623,000 during the third quarter of 2012 compared to $798,000 during the same quarter of 2011. Federal and state income tax expense was $3.5 million for the first nine months of 2012 compared to $2.6 million in 2011. The effective tax rate was 16.0% and 31.1% for the three and nine months ended September 30, 2012, respectively, and 25.6% and 32.0% for the comparable 2011 periods. Included in the income tax provision calculation for the three months ended September 30, 2012 is a $708,000 tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2011. This credit was not contemplated in the 2011 tax provision because it was not identified or quantified until 2012. The Company is in the process of calculating this credit related to the

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

additional open years of 2009 and 2010, which is expected to be completed in the fourth quarter of 2012 and may result in additional tax benefit to be recorded in the fourth quarter of 2012. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2012 and December 31, 2011, the liability for uncertain tax positions totaled approximately $128,000 and $52,000, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

11.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox subsidiary. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. Accrued warranty expense is included in Accounts payable and accrued expenses on our condensed consolidated balance sheets, and the change in accrued warranty is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Beginning balance	$585	$487	$431	$455
Provision	52	28	263	239
Payments	(25)	(213)	(82)	(392)

Ending balance	$612	$302	$612	$302

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at September 30, 2012, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar fair market determinations or interest rates which fluctuate with the market. As these inputs are not considered to be observable (i.e. supported by little or no market activity), the Company has designated these obligations as Level 3.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the plaintiffs were claiming amounts owed pursuant to an earn-out provision in the purchase agreement. The arbitrator ruled on February 15, 2012 favorably to the Company resulting in a payment of the Company’s stock worth $20,500 and half of the plaintiffs’ legal and arbitrator costs of $106,000.

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund and may be liable for an amount up to $5.3 million. The Company is disputing this allegation entirely. The Company has requested information regarding the basis of the withdrawal determination and the calculation of the liability amount, and based on initial investigation believes the claim is meritless. The Company has obtained legal counsel and plans to vigorously defend itself.

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

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. No shares were repurchased in the first quarter of 2012 and during the three month period ended June 30, 2012, the Company repurchased and immediately retired 62,519 shares of common stock for $456,000. No shares were repurchased during the three month period ended September 30, 2012, which leaves the maximum number of shares that may yet be purchased at 345,691.

15.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income. The accounting policies of the segments are the same as those in the consolidated financial statements.

Engineered Equipment Technology and Parts Group (“EET&P Group”)

Our EET&P Group, located in the United States, Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, CECO Abatement, Effox, Fisher-Klosterman, Flextor and A.V.C. We enable our customers to meet Best Available Control Technology requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contracting/Services Group (“C/S Group”)

Our C/S Group is comprised of the contracting/services operations of our Kirk & Blum divisions. We provide custom metal fabrication services at our Kirk & Blum Columbia, Tennessee and Louisville, Kentucky locations. These facilities are used to fabricate parts, subassemblies, and customized products for air pollution and non-air pollution applications from sheet, plate, and structurals.

Component Parts Group (“CP Group”)

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales
Engineered Equipment Technology and Parts Group
United States	$18,775	$18,073	$57,202	$60,179
Canada	1,865	1,490	5,820	5,852
China	2,166	2,806	5,223	6,475
Brazil		864	121	1,851
India	173	104	173	229

Subtotal (a)	22,979	23,337	68,539	74,586
Contracting / Services Group (a)	6,166	7,284	20,577	22,554
Component Parts Group (a)	5,524	5,282	16,804	14,585
Corporate and other (a) (b)	—	253	19	880
Eliminations	(1,567)	(3,209)	(5,219)	(11,165)

Net sales	$33,102	$32,947	$100,720	$101,440

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group (a)	$3,946	$3,294	$11,110	$8,303
Contracting / Services Group (a)	836	903	2,520	2,281
Component Parts Group (a)	966	820	3,378	2,674
Corporate and other (a) (b)	(1,455)	(1,613)	(4,667)	(4,555)
Eliminations	(42)	(94)	(58)	(133)

Income from operations	$4,251	$3,310	$12,283	$8,570

(a)	The amounts presented at the reportable business segment level include both external and intersegment net sales and operating income(loss), as applicable. See following tables in this Note 15 under “Intra-segment and Inter-segment Revenues.”
(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which are not significant to the overall operations of the Company and were sold in November 2011.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Property and Equipment Additions
Engineered Equipment Technology and Parts Group	$57	$78	$109	$144
Contracting / Services Group	14	63	44	72
Component Parts Group	21	236	59	268
Corporate and other (c)	10	21	22	170

Property and equipment additions	$102	$398	$234	$654

(c)	Includes Corporate and Engineering Group property and equipment additions. The Engineering Group was sold in November 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Depreciation and Amortization
Engineered Equipment Technology and Parts Group	$146	$174	445	$618
Contracting / Services Group	53	59	163	173
Component Parts Group	48	49	144	132
Corporate and other (d)	53	58	158	163

Depreciation and Amortization	$300	$340	910	$1,086

(d)	Includes Corporate and Engineering Group depreciation and amortization. The Engineering Group was sold in November 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011
Identifiable Assets
Engineered Equipment Technology and Parts Group	$48,498	$51,480
Contracting / Services Group	26,837	18,588
Component Parts Group	6,078	5,577
Corporate and other (e)	8,568	9,705
Eliminations (f)	(5,526)	(6,005)

Identifiable Assets (g)	$84,455	$79,345

(e)	Includes Corporate and Engineering Group identifiable assets. The Engineering Group was sold in November 2011. Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.
(f)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable.
(g)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)	September 30, 2012	December 31, 2011
Goodwill
Engineered Equipment Technology and Parts Group	$14,777	$14,661

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales					Net sales to outside
			Less inter-segment sales
			EET&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts Group
United States	$18,775	$(334)	$—	$(16)	$—	$—	$18,425
Canada	1,865	(10)	—	—	—	—	1,855
China	2,166	(379)	—	—	—	—	1,787
Brazil	—	—	—	—	—	—	—
India	173	—	—	—	—	—	173

Subtotal	22,979	(723)	—	(16)	—	—	22,240
Contracting / Services Group	6,166	(20)	(502)	—	—	—	5,644
Component Parts Group	5,524	(89)	(3)	(194)	—	—	5,238
Corporate and other (a)	—	—	—	—	—	(20)	(20)

Net sales	$34,669	$(832)	$(505)	$(210)	$—	$(20)	$33,102

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended September 30, 2011
	Total sales	Less intra- segment sales					Net sales to outside customers
			Less inter-segment sales
(dollars in thousands)			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$18,073	$(669)	$—	$(279)	$—	$—	$17,125
Canada	1,490	—	—	—	—	—	1,490
China	2,806	(1,272)	—	—	—	—	1,534
Brazil	864	—	—	—	—	—	864
India	104	—	—	—	—	—	104

Subtotal	23,337	(1,941)	—	(279)	—	—	21,117
Contracting / Services Group	7,284	(13)	(536)	—	(42)	(8)	6,685
Component Parts Group	5,282	(71)	(46)	(207)	—	—	4,958
Corporate and other (a)	253	—	—	(3)	—	(63)	187

Net sales	$36,156	$(2,025)	$(582)	$(489)	$(42)	$(71)	$32,947

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

	Nine months ended September 30, 2012
	Total Sales	Less intra- segment sales					Net sales to outside
			Less inter-segment sales
(dollars in thousands)			EET&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts Group
United States	$57,202	$(687)	$—	$(626)	$—	$—	$55,889
Canada	5,820	63	—	—	—	—	5,883
China	5,223	(1,934)	—	—	—	—	3,289
Brazil	121	—	—	—	—	—	121
India	173	—	—	—	—	—	173

Subtotal	68,539	(2,558)	—	(626)	—	—	65,355
Contracting / Services Group	20,577	(68)	(1,037)	—	—	—	19,472
Component Parts Group	16,804	(236)	(21)	(693)	—	—	15,854
Corporate and other (a)	19	—	—	(10)	—	30	39

Net sales	$105,939	$(2,862)	$(1,058)	$(1,329)	$—	$30	$100,720

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine months ended September 30, 2011
(dollars in thousands)	Total sales	Less intra- segment Sales					Net sales to outside Customers
			Less inter-segment sales
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$60,179	$(3,495)	$—	$(2,754)	$—	$—	$53,930
Canada	5,852	—	—	—	—	—	5,852
China	6,475	(1,798)	—	—	—	—	4,677
Brazil	1,851	—	—	—	—	—	1,851
India	229	—	—	—	—	—	229

Subtotal	74,586	(5,293)	—	(2,754)	—	—	66,539
Contracting / Services Group	22,554	(82)	(1,761)	—	(42)	(53)	20,616
Component Parts Group	14,585	(336)	(123)	(639)	—	—	13,487
Corporate and other (a)	880	—	—	(42)	—	(40)	798

Net sales	$112,605	$(5,711)	$(1,884)	$(3,435)	$(42)	$(93)	$101,440

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management discussion and analysis of financial condition and results of operations

The Company’s consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011 reflect the consolidated operations of the Company and its subsidiaries.

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

Our three operating segments are: the Engineered Equipment Technology and Parts Group (“EET&P Group”), which produces various types of air pollution control equipment, the Contracting / Services Group (“C/S Group”), which produces air pollution control and industrial ventilation systems and the Component Parts Group (“CP Group”), which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our former Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures. In November 2011, we sold kbd/Technic, which comprised our small Engineering Group. kbd/Technic provided industrial ventilation engineering and source emission testing services.

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

Results of Operations

Consolidated Results

Our consolidated statements of income for the three month and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Net sales	$33.1	$32.9	$100.7	$101.4
Cost of sales	22.6	23.2	69.5	74.6

Gross profit	$10.5	$9.7	$31.2	$26.9
Percent of sales	31.7%	29.5%	31.0%	26.5%
Selling and administrative expenses	$6.2	$6.3	$18.7	$18.0
Percent of sales	18.7%	19.1%	18.6%	17.8%
Operating income	$4.3	$3.3	$12.3	$8.6
Percent of sales	12.8%	10.0%	12.2%	8.5%

Consolidated sales for the third quarter increased $0.2 million to $33.1 million from $32.9 million in 2011. The increase in sales was primarily due to a $1.1 million sales increase in the EET&P Group offset by a $1.0 million decrease in the C/S Group.

Consolidated sales for the first nine months of 2012 were $100.7 million compared to $101.4 million in 2011, a decrease of $0.7 million. The decrease in sales was primarily due to decreases of $1.2 million and $1.1 million in the EET&P Group and the C/S Group, respectively, offset by an increase of $2.4 million in the CP Group. The sales decrease of 1.8% in our EET&P Group is primarily due to project delays requested by customers, while the decrease of 5.5% in the C/S Group is primarily due to the continued targeting of higher margin projects. The increased demand for our products and services created by certain industrial sectors, such as small independent contractors that purchase component parts created the 17.6% increase in our CP Group sales.

Gross profit increased by $0.8 million, or 8.2%, to $10.5 million in the third quarter of 2012 compared with $9.7 million in the same period of 2011. Gross profit as a percentage of sales was 31.7% in 2012 compared to 29.5% in 2011. The increase in gross profit was primarily due to a shift to higher margin work in both the EET&P Group and the C/S Group.

For the first nine months of 2012, gross profit increased by $4.3 million, or 16.0% to $31.2 million compared with $26.9 million in the same period of 2011. Gross profit as a percentage of sales was 31.0% in 2012 compared to 26.5% in 2011. The net increase in gross profit was primarily due to a shift to higher margin work in both the EET&P Group and the C/S Group.

Orders booked were $41.8 million during the third quarter of 2012 and $113.4 million for the first nine months of 2012, as compared to $35.6 million during the third quarter of 2011 and $102.4 million in the first nine months of 2011. We continue to experience an active level of customer inquiry and quoting activities and have realized increased bookings at our Effox and Flextor divisions.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selling and administrative expenses were $6.2 million during the third quarter of 2012 compared to $6.3 million during the third quarter of 2011. During the first nine months of 2012, selling and administrative expenses were $18.7 million compared to $18.0 million in the first nine months of 2011. The increase for the nine month period in 2012 was primarily due to increases in certain accruals based on increased levels of profitability in 2012.

Amortization expense decreased by $38,000 to $80,000 during the third quarter of 2012 from $118,000 in the same period of 2011, and decreased by $89,000 to $252,000 in the first nine months of 2012 from $341,000 in the same period of 2011. The decrease in amortization expense was the result of certain finite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income was $4.3 million in the third quarter of 2012, an increase of $1.0 million compared to $3.3 million during the same quarter of 2011. Operating income as a percent of sales in the third quarter of 2012 was 12.8% compared to 10.0% for the same period in 2011.

Operating income for the first nine months of 2012 increased by $3.7 million to $12.3 million from $8.6 million during the same period of 2011. Operating income as a percent of sales for the nine months ended September 30, 2012 was 12.2% compared to 8.5% for the same period in 2011.

Interest expense was $291,000 and $296,000 for the third quarter of 2012 and 2011, respectively, and $828,000 and $870,000 for the first nine months of 2012 and 2011, respectively. The decrease for the three month and nine months ended September 30, 2012 is due to the conversion of $1.3 million of our subordinated debt into equity during the twelve months from October 1, 2011 to September 30, 2012.

Federal and state income tax expense was $623,000 during the third quarter of 2012 compared to $798,000 during the same quarter of 2011. Federal and state income tax expense was $3.5 million for the first nine months of 2012 compared to $2.6 million in 2011. The effective tax rate was 16.0% and 31.1% for the three and nine months ended September 30, 2012, respectively, and 25.6% and 32.0% for the comparable 2011 periods. Included in the income tax provision calculation for the three months ended September 30, 2012 is a $708,000 tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2011. This credit was not contemplated in the 2011 tax provision because it was not identified or quantified until 2012. The Company is in the process of calculating this credit related to the additional open years of 2009 and 2010, which is expected to be completed in the fourth quarter of 2012 and may result in additional tax benefit to be recorded in the fourth quarter of 2012. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2012 and December 31, 2011, the liability for uncertain tax positions totaled approximately $128,000 and $52,000, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts Group
United States	$18,425	$17,125	$55,889	$53,930
Canada	1,855	1,490	5,883	5,852
China	1,787	1,534	3,289	4,677
Brazil	—	864	121	1,851
India	173	104	173	229

Subtotal	22,240	21,117	65,355	66,539
Contracting / Services Group	5,644	6,685	19,472	20,616
Component Parts Group	5,238	4,958	15,854	13,487
Corporate and other	(20)	187	39	798

Net sales	$33,102	$32,947	$100,720	$101,440

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group	$3,946	$3,294	$11,110	$8,303
Contracting / Services Group	836	903	2,520	2,281
Component Parts Group	966	820	3,378	2,674
Corporate and other (a)	(1,455)	(1,613)	(4,667)	(4,555)
Eliminations	(42)	(94)	(58)	(133)

Income from operations	$4,251	$3,310	$12,283	$8,570

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which is not significant to the overall operations of the Company and were sold in November 2011.

Engineered Equipment Technology and Parts Group

Our EET&P Group net sales for the third quarter of 2012 increased $1.1 million to $22.2 million from $21.1 million in the same period in 2011. Net sales for the nine months ended September 30, 2012 were $65.4 million compared to $66.5 million in 2011. The increase in the third quarter of 2012 is primarily due to an increase of $2.2 million of net sales at our Effox and Flextor divisions, offset by a decrease of $1.5 million in revenues in our Fisher-Klosterman division during the quarter. The decrease for the nine months ended September 30, 2012 was primarily due to decreased revenues of $4.2 million at Fisher-Klosterman and $1.5 million at CECO Abatement, offset by increases of $3.1 million at our Effox and Flextor divisions and $3.0 million at our Busch division. The decrease in revenues is due to certain large projects not being replaced at our Fisher-Klosterman division, and a decrease of ethanol industry orders.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating income from our EET&P Group increased 19.8% to $3.9 million in the third quarter of 2012 from $3.3 million in the same period of 2011. The increase was due to an increase of $1.2 million of combined operating income at our Effox and Flextor divisions, offset by operating income decreases at the other EET&P Group divisions. The increase at Effox and Flextor was due to increased margins on projects. Revenue volume decreases negatively impacted the results of the other EET&P Group divisions.

Operating income during the nine months ended September 30, 2012 increased by $2.8 million to $11.1 million, compared to $8.3 million for the same period in 2011. The increase for the nine months ended September 30, 2012 was primarily due to the increase of combined operating income of $4.0 million at our Effox and Flextor divisons, offset by a decrease of $1.1 million at Fisher-Klosterman.

Contracting / Services Group

Our C/S Group net sales for the third quarter of 2012 were $5.6 million compared to $6.7 million in the same period in 2011. Net sales for the nine months ended September 30, 2012 were $19.5 million compared to $20.6 million in 2011. The C/S Group is continuing to target higher margin design, build, end user customer segments, which resulted in the net sales decrease for the three and nine months periods.

Operating income for C/S Group was $0.8 million in the third quarter of 2012 compared to $0.9 million in the third quarter of 2011. Operating income for the nine months ended September 30, 2012 increased $0.2 million to $2.5 million from $2.3 million in 2011. This increase is primarily due to a strategic shift in customer segments and reduced operating costs in 2012 from facility consolidations and streamlining efforts, effective project management, and improved pricing strategies.

Component Parts Group

Our CP Group net sales for the third quarter of 2012 increased $0.2 million to $5.2 million from $5.0 million in the same period in 2011. Net sales for the nine months ended September 30, 2012 increased $2.4 million to $15.9 million from $13.5 million in 2011. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for CP Group increased $0.2 million to $1.0 million from $0.8 million during the third quarter of 2012 from 2011, and increased $0.7 million to $3.4 million for the nine month period ended September 30, 2012 from $2.7 million in 2011. These increases are primarily due to increased revenues as described above and better strategic pricing strategies.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of September 30, 2012, was $67.6 million compared to $54.9 million as of December 31, 2011. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2012 and December 31, 2011, cash and cash equivalents totaled $24.5 million and $12.7 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance; however, we had no outstanding borrowings under this line as of September 30, 2012.

Terms of our Bank Facility, as amended, include a revolving line of credit for up to $20.0 million (with a $10.0 million letters of credit sublimit) a termination date of April 1, 2014 and financial covenants that require compliance at each quarter-end through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0. The maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of September 30, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We have no outstanding borrowings under the line of credit as of September 30, 2012 and December 31, 2011. Borrowings are subject to a borrowing base limitation, including reducing the borrowing base by the amount of outstanding letters of credit, and at September 30, 2012, $10.8 million could be borrowed at an interest rate of LIBOR plus 3.5%. As of September 30, 2012, the Company has $2.0 million in outstanding trade letters of credit. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt.

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which includes related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary ($2.2 million), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrues under the Investor Notes at the annual rate of 6% and is payable as of the end of each calendar quarter. Interest paid on the Investor Notes for the three and nine month periods was $136,000 and $417,000, respectively, and $159,000 and $475,000, respectively, for the same periods in 2011. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are being amortized over the term of the Investor Notes.

The Investor Notes are due on November 26, 2014 and are not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, is convertible at the holder’s option, at any time at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the issuance date of the Investor Notes, if the closing price of the common stock of the Company is greater than $8.00 for five consecutive days, the Company can cause conversion of the Investor Notes. The outstanding balance of the Investor Notes at September 30, 2012 and December 31, 2011 was $8.8 million and $9.6 million, respectively. In the first quarter and second quarter of 2012, $200,000 and $240,000 principal of the Investor Notes, respectively, were converted to 50,000 and 60,000 shares of our common stock, respectively. In the third quarter of 2012, $400,000 principal of the Investor Notes was converted to 100,000 shares of our common stock.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2012	2011
Net cash provided by operating activities	$13,806	$4,879
Net cash used in investing activities	(197)	(18)
Net cash used in financing activities	(1,878)	(735)

Net increase in cash	$11,731	$4,126

For the nine months ended September 30, 2012, $13.8 million of cash was provided by operating activities compared to $4.9 million for the same period in 2011. The $8.9 million increase in cash flows from operating activities was due to an increase in net income, excluding non-cash items, of $1.9 million and a net $6.9 million decrease in non-cash working capital requirements. The net decrease in working capital requirements was largely due to a $3.7 million increase in cash provided by the change in uncompleted contract balances due to an increase in billings as compared to costs incurred to date, $3.6 million increase in cash provided by the change in accounts payable and accrued expenses balances, and a $2.3 million increase in cash provided by the change in accrued income taxes balances due to the inclusion of the research and development income tax credits discussed earlier in footnote 10. These working capital changes were offset by a $4.3 million use of cash by the change in accounts receivable balances.

Our net investment in working capital (excluding cash and cash equivalents) at September 30, 2012 was $12.9 million as compared to $17.1 million at December 31, 2011. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income.

For the nine months ended September 30, 2012, net cash used in investing activities of $234,000 was for capital expenditures for plant and equipment offset by $37,000 from proceeds from sales of plant and equipment. For the nine months ended September 30, 2011, capital expenditures of $654,000 for property and equipment was offset principally by cash proceeds of $636,000 from the sale of our Indianapolis facility.

For the nine months ended September 30, 2012, financing activities used net cash of $1.9 million, which consisted of $2.1 million used for the payment of common stock dividends and repurchase of shares offset by $266,000 of cash provided by the exercise of stock options and issuance of shares under our Dividend Reinvestment Plan. For the nine months ended September 30, 2011, financing activities used cash of $735,000 which consisted primarily of cash used to repurchase common stock of $483,000 and dividends paid to our common shareholders totaling $363,000, offset by $111,000 provided by stock option exercises.

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

Given our cash flow projections and unused credit facility that is available until April 1, 2013, our liquidity is strong and is expected to meet our ongoing cash and subordinated debt service requirements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, and is incorporated by reference herein.

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

Date: November 8, 2012