Form 10-K
period 2012-12-31
CECO ENVIRONMENTAL CORP
filed 2013-03-15
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $69.6 million based upon the closing market price and common shares outstanding as of June 30, 2012. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 17,722,296 shares of common stock, par value $0.01 per share, as of March 1, 2013.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Annual Report on Form 10-K are forward-looking. We use words such as believe, expect, anticipate, intends, estimate, forecast, project, should, and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations of our near-term results, based on current information available pertaining to us and are inherently uncertain. We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: the affect of the unfavorable global, national and local economic conditions on our customers and our businesses; the changing political conditions in the United States and other countries; governmental laws and regulations surrounding various matters such as environmental remediation; contract pricing; changes in or developments with respect to any litigation or investigations relating to the Company; international trading restrictions; customer product acceptance; continued access to capital markets; and foreign currency risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors,” which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

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

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end market applications. We market our products and services under multiple brands, including “Effox,” “Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “A.V.C.,” “Busch International,” “CECO Filters,” “CECO Abatement Systems,” “Adwest,” and “Aarding” to multiple end markets, a broad group of customers and for a wide range of applications.

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

•

Acquired in December 2012, Adwest Technologies, Inc. (“Adwest”). Adwest is a designer and manufacturer of regenerative thermal oxidizers (“RTOs”). Adwest joins our CECO Abatement division and offers an increased selection of RTO technology to fully meet the air pollution control requirements of our global customer base.

Recent Company Developments

In addition to the Adwest acquisition in December 2012, on February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013 among the Company, CECO Environmental Netherlands B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications. We acquired Aarding to lead CECO’s expanding global natural gas business including the Flextor division, which provides complimentary and integrated engineered solutions to those of Aarding. The purchase price was approximately $31.8 million, consisting of net cash paid of approximately $24.0 million, and restricted common stock worth approximately $7.8 million based on the February 28, 2013 closing price of the Company’s common stock. Additionally, the former owners of Aarding are entitled to earn-out payments of up to $7.2 million upon the attainment of specified financial targets through December 31, 2017.

During 2012 and 2011, our operational efficiency and profitability continued to improve due to streamlining, price management, consolidation of our facilities, and reduced overhead expenses across all business units. Our Contracting/Services Group locations at Louisville, Kentucky, Columbia, Tennessee and Greensboro, North Carolina, continue to be more fully utilized and are operating at an increased level of performance. We additionally implemented a strategy in early 2011 to prune lower margin customer backlog in this group.

We sold two small divisions, Buell-APC and kbd/Technic, in December 2012 and November 2011, respectively, in strategic moves to strengthen our focus on the continued development and resources in our core capabilities of being a global provider of air pollution control technology, products and services.

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

Increasingly stringent air quality standards and the need for improved industrial workplace environments are the principal factors that drive our business. Some of the underlying federal legislation that affects air quality standards is the Clean Air Act of 1970 and the Occupational Safety and Health Act of 1970. The EPA and OSHA, as well as other state and local agencies, administer air quality standards. Industrial air quality has been improving through EPA mandated Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values for more than 1,000 industrial contaminants. Any of these factors, individually or collectively, tend to cause increases in industrial capital spending that is not directly impacted by general economic conditions, expansion, or capacity increases. Favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. However, in a weak economy, customers tend to lengthen the time from their initial inquiry to the purchase order, or defer purchases.

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

Strategy and Vision

Our goal is to become the world-class leader in air pollution control technology by focusing on the following key elements:

1. Profitable Growth	-	Implementing profitable organic and inorganic strategies to grow globally with premier air pollution technology and solutions
2. Product, Service and Project Excellence	-	Creating customer successes and building customer loyalty
3. Operational Excellence	-	Running smart, lean, best-in-class, innovative processes
4. Employee Development	-	Investing in the training and development of our employees
5. Global Market Coverage	-	Improving sales and manufacturing resources to expand our customer base, grow and uncover new opportunities
6. Safety Leadership	-	Increasing employee safety with preventative safety practices so no one gets hurt

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

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2012, we had a diversified customer base of more than 3,500 active customers across a range of industries. Our customers represent some of the largest aerospace, automotive, refining, chemical, foundry, ethanol, power and metals companies, including General Motors Corporation, The Procter & Gamble Company, Nissan Motor Co., Ltd., Houston Refining, Ecopetrol, Toyota North America, Inc., The Babcock & Wilcox Company, Alcoa, Inc., Valero, Alstom, Matheson Tri-Gas, Exxon, Allegheny Steel, and Vale. In addition, we believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the operating needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we often win repetitive service and maintenance business as the customers’ processes change and modifications or additions to systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of 25 years of experience in the air pollution control and industrial ventilation industry. Our Chief Executive Officer, Jeff Lang, has more than 30 years of executive operating management experience in manufacturing. The business experience of our management team creates a strong skill set for the successful execution of our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with CECO Environmental and our family of companies. Our workforce includes approximately 130 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate air pollution control and industrial ventilation companies with complementary product or service offerings into our family of companies. In February 2007, we acquired Effox, which gave us access to the multi-billion dollar energy, power and utility markets. In February 2008, we acquired FKI, which we believe has given us expanded access to the petroleum and power industries and gives us a manufacturing presence in China. In August 2008, we acquired Flextor which added an international scope to Effox’s business. In that same month we also acquired A.V.C., which added additional replacement parts capability to FKI. In December 2012, we acquired Adwest, a designer and manufacturer of RTOs, which will enhance our abilities to fully meet the air pollution control requirements of our global customer base. In February 2013, we acquired Aarding, a global provider of natural gas turbine exhaust systems and silencer applications, to lead our expanding global natural gas business including the Flextor division which provides complimentary and integrated engineered solutions to those of Aarding. We believe that the breadth and diversity of our products and services and our ability to deliver full solutions to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry.

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to penetrate new customers, geographic locations, and end markets with existing products and services or acquired new product or service opportunities. For example, we have successfully expanded our sales to new customers and entered new end markets through the strategic acquisitions of Effox in February 2007, Flextor in August 2008, and A.V.C. in August 2008. Our acquisition of Effox has allowed us to access the multibillion-dollar energy, power and utilities markets. The acquisition of Flextor in August 2008 further expanded Effox’s business internationally. Our acquisition of FKI expanded our access to the petroleum and power markets. The FKI acquisition also provides us with a manufacturing facility in China, which continues to increase in significance to the Company. The acquisition of A.V.C. added additional replacement parts sales to FKI’s business. Recently acquired Adwest expands our abilities to design and RTOs. We intend to continue to expand our sales force, customer base, and end markets, and have identified a number of potential attractive growth opportunities both domestically and globally, including international projects in China, India, Latin America, Europe and the Middle East.

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

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 3,500 active customers as of December 31, 2012, across a broad base of industries, including aerospace, brick, cement, steel, ceramics, metalworking, ethanol, printing, paper, food, foundries, power plants, metal plating, refineries, wood working, chemicals, tobacco, glass, automotive, and pharmaceuticals. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

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

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Engineered Equipment Technology and Parts Group

	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

	• Design and manufacture: - Dampers - Expansion Joints - Gas Turbine Exhaust Systems & Silencer Applications • Aftermarket Service	• Coal-Fired and Natural Gas Power Plants • Petro-chemical • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction • Gas Turbine Exhaust

	Fiber-Bed Filter Mist Collectors • Catenary Grid and Narrow Gap Venturi Scrubbers • Replacement Filters • Repack Services	Asphalt • Chemical • Fertilizer • Metals • Semiconductors	Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/ Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers • General Ventilation

•   Design, Manufacture and/or Install:

-   Industrial Cyclones

-   FCC Cyclones

-   Scrubbers

-   Venturi

-   Packed Bed

-   Multiple Purpose

•   Medial Filtration:

-   Baghouse Fabric Filters

-   Cartridge Collectors Pneumatic Conveying and Industrial Ventilation

• Refineries • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•   Air Pollution Control

•   Product Recovery and Capture

•   Petroleum Refining

•   Catalyst Recovery

•   Manufactured Sand

•   Protection of Downstream Process and Pollution Control Equipment

•   Flyash Beneficiation

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Contracting / Services Group

	• Full Design, Build, Install: - Dust Collectors - Oil Mist Collectors - Chip Conveyance Systems • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying

Components Parts Group

	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

	• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments - Dust Particles - Fumes - Oil Mist

Engineered Equipment Technology and Parts Group

Our Engineered Equipment Technology and Parts Group, located in the United States as well as the Netherlands, Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, Adwest, CECO Abatement, Effox-Flextor, Aarding, FKI, and A.V.C. We enable our customers to meet BACT requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

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

In February 2008, we acquired the assets of FKI, to further expand our access to the petrochemical, petroleum, and power markets. FKI produces cyclones, electrostatic precipitator parts and service, air filtration equipment and scrubbers. A.V.C., acquired in August 2008, added to FKI’s replacement parts business. Recently in December 2012, we acquired Adwest Technologies, Inc., a designer and manufacturer of RTOs, which will add to our abilities to fully meet the air pollution control requirements of our global customer base.

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

Project Design and Research and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies which for our customers produce better system performance, and often improve customer process performance. For example, the patented JET*STAR strip cooler produced by Busch International routinely allows customers to increase the speed of galvanizing lines, thus enhancing productivity, while at the same time increasing product quality by, through the use of the cooling air, holding the strip more stable as the zinc coating cools. We produce specialized products that are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction. During 2012 and 2011, costs expended on research and development were not significant. Such costs are generally included as factors in determining pricing.

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

We sell and market our products and services with our own direct workforce, including employees in the Netherlands, Canada, India, Mexico, China, Singapore, and South America, in conjunction with outside sales representatives in North America, Latin America, Europe, Middle East & Africa, Asia, and India. We will continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

Much of our marketing effort consists of individual visits to customers, dissemination of sales and advertising materials, such as product announcements, brochures, magazine articles, advertisements and cover or article features in trade journals and other publications. We also participate in public relations and promotional events, including industry tradeshows and technical conferences. We have an internal marketing organization that is responsible for these initiatives.

Our customer service organization or sales force provides our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes in environment regulations and potentially pending changes as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, it leads to sales of annual service and support contracts as well as consumables. Our website (www.cecoenviro.com) also provides our customers with online tools and technical resources.

Quality Assurance

In engineered systems, quality is defined as system performance. We review with our customers, before the contract is signed, the level of pollutants capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that warranties will be met. Standard project management and production management tools are used to help ensure that all work is done to specification, that project schedules are met, and that the system is started up in the proper manner. Equipment is tested at the site to ensure it is functioning properly. Every fiber bed filter we build is tested at the factory, whether built in China, India or the United States. Historically, warranty expense is very low.

Customers

We are not dependent upon any single customer, with no customer comprising 10% or more of our consolidated revenues for 2012 or 2011. We do not believe the loss of any one of our customers would have a material adverse effect on us and our subsidiaries taken as a whole.

Suppliers and Subcontractors

We purchase our angle iron and sheet plate products from a variety of global sources. When possible, we directly secure these materials from steel mills. Other materials are purchased from a variety of steel service centers. Steel prices have been volatile, but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products. On contract work, we mitigate the risk of higher prices by including the current price in our estimate, and generally including when possible in our terms and conditions price inflation clauses for protection.

We have a good relationship with our suppliers and do not anticipate any difficulty in continuing to receive such items on terms acceptable to us. We have not experienced difficulty in procuring a sufficient supply of materials in the past. We typically agree to billing terms with our suppliers ranging from net 30 to 45 days. To the extent that our current suppliers are unable or unwilling to continue to supply us with materials, we believe that we would be able to obtain such materials from other suppliers on acceptable terms.

Typically on turnkey projects, we subcontract such things as electrical work, concrete work, controls, conveyors, insulation, etc. We use subcontractors with whom we have good working relationships and review each project, both at the beginning and on an ongoing basis, to help ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $59.5 million and $54.9 million at the end of the fiscal years 2012 and 2011, respectively. Substantially all 2011 backlog was completed in 2012. Approximately 90% of the 2012 backlog is expected to be completed in 2013. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

Seasonality

Our business is subject to seasonal fluctuations. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. This is due to a combination of factors. First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the December holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

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

We are also subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards such as those described above. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold a few patents at our Busch International, CECO Filters, and Fisher-Klosterman subsidiaries. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2012 and 2011, sales to customers outside the United States, including export sales, accounted for approximately 14% and 23%, respectively, of consolidated net sales. Sales were made in 31 countries in 2012. The largest portion of these sales was destined for Canada. Generally, sales are denominated in U.S. dollars.

In March 2008, we acquired FKI which leases a 40,000 square foot facility in Shanghai, China, and in August 2008, we acquired Flextor which at that time leased a 15,000 square foot facility in Montreal, Canada. That production facility was closed in April 2011 and a smaller sales and technical services office is being leased. The management of Effox and Flextor was consolidated to strengthen the marketing of their technology, products, and services to the energy, power, and utility markets. In February 2013, we acquired Aarding which leases a 58,125 square foot facility in Nunspeet, the Netherlands.

With the February 2013 acquisition of Aarding in the Netherlands and anticipated growth of our China operations, foreign results will increase in significance to the operational results of the Company.

Employees

We had 450 full-time and 2 part-time employees as of December 31, 2012. The facilities of Kirk & Blum are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2012, approximately 190 employees are represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 1, 2013. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers. The ages given are as of March 1, 2013.

Name	Age	Position with CECO
Phillip DeZwirek	75	Chairman of the Board of Directors
Jeff Lang	56	Chief Executive Officer and Chief Operating Officer, Director
Benton Cook	50	Interim Chief Financial Officer and Controller
Jason DeZwirek	42	Secretary, Director

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

Benton Cook became the Interim Chief Financial Officer as of September 28, 2011. Mr. Cook joined CECO in 2004 in the role of Project Manager – Sarbanes-Oxley and has served as CECO’s Controller since 2008, which position he continues to hold. From 2001 to 2004, Mr. Cook served as location Controller for TAC Americas, Inc. a subsidiary of TAC AB, Malmo, Sweden which was purchased in 2003 by Schneider Electric SA. Mr. Cook reported directly to the TAC Chief Financial Officer in Carrollton, Texas. From 1998 to 2001, Mr. Cook served as Corporate Controller for Control Solutions Ltd, LLC, a subsidiary of DQE Energy, Pittsburgh, PA, reporting directly to the Chief Financial Officer. From 1990 to 1998, Mr. Cook served as Corporate Controller for the privately held companies Rich Housh Services, Inc. and ControlSolutions, Inc. in Lebanon, Ohio reporting directly to the Chief Executive officer and owner. Mr. Cook is a Certified Public Accountant.

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

We have recently made and may make future acquisitions, which involve numerous risks that could impact our business and results of operations.

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

We may incur material costs as a result of existing or future product liability claims, or other claims and litigation which could adversely affect our business, results of operations and financial condition and cash flows; and our insurance coverage may not cover all claims or may in insufficient to cover the claims.

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

An unsuccessful defense of a product liability or other claim could have an adverse effect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company.

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

Our backlog has increased to $59.5 million at December 31, 2012 from $54.9 million at December 31, 2011. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

We closely monitor the credit worthiness of our customers. Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil/gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and/or political conditions. If any of these customers enter bankruptcy or liquidation it may have a material adverse effect on our revenues and accounts receivable. We frequently attempt to reduce our exposure to credit risk by requiring progress payments and letters of credit. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results.

Our operations outside of the United States are subject to political, investment and local business risks.

In 2012, approximately 14% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our aspirations in the future are to balance revenues 50/50 between the U.S. and global market. Operations outside of the United States, particularly in emerging markets, are subject to a variety of normal risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

Customers may cancel or delay projects for reasons beyond our control, including due to current economic conditions. Our orders normally contain cancellation provisions which permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year-long as opposed to a three-month project more time is available for the customer to experience a softening in their business, which may cause the customer to cancel a project.

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

As of December 31, 2012, goodwill and indefinite lived intangibles represented approximately $23.1 million, or 24.5% of our total assets. Goodwill and indefinite lived intangible assets not amortized, but instead are subject to annual impairment evaluations (or more often if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic climate could continue to have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials and subcontracting costs comprise the largest component of our costs, representing approximately 52% of our net sales in 2012. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for us. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Any incurrence of indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on the debt and limit our growth.

Outstanding indebtedness could have important consequences for investors, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to our Bank Facility, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our annual reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. The Company believes based on the requirements of Section 404 that management’s assessment of internal controls will need to include an attestation report of our independent auditors for 2013. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

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

As of March 1, 2013, 143 of our 495 employees are represented by international or independent labor unions under various union contracts that expire from May 31, 2013 to May 31, 2014. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

Liability to customers under warranties may adversely affect our reputation, our ability to obtain future business and our earnings.

We provide certain warranties as to the proper operation and conformance to specifications of the products we manufacture or produce. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims, are subject to warranty claims, and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

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

With the acquisition of Aarding, an increasing portion of our consolidated revenues will be generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

Although we believe that our products do not infringe patents or violate the proprietary rights of others, it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products or obtain a license for certain technology. We cannot state that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon our business. In addition, we state that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violations action which may be brought against us. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Risks Related to Our Common Stock

Our executive officers and directors are able to exercise significant influence over CECO, and their interests may conflict with those of our other stockholders.

As of March 1, 2013, our executive officers and directors beneficially own approximately 30% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options beneficially held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We have engaged in the past, and continue to engage, in related party transactions and such transactions present possible conflicts of interest.

We have engaged in the past, and continue to engage, in several related party transactions, including management consulting services and office space and other expenses related to our Toronto office. All such transactions were approved by the Audit Committee of our Board of Directors, which believed that the transactions were in our best interest. Transactions of this nature present the possibility of a conflict of interest whereby the other party may advance its economic or business interests or objectives that may conflict with or be contrary to our best interests. Any such conflict could have a material adverse effect on our financial conditions and results of operations.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of March 1, 2013, we had 17,722,296 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2013 was approximately 24,013 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, liquidation of a holding of our stock at a satisfactory price might not be possible.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended March 1, 2013, the sale prices of our common stock on The NASDAQ Global Market have ranged from a low of $6.81 to a high of $11.24 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

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

•	other domestic and international macroeconomic factors unrelated to our performance;

•	our failure to meet the expectations of the investment community;

•	industry trends and the business success of our customers;

•	loss of key customers;

•	announcements of technological advances by us or our competitors;

•	current events affecting the political and economic environment in the United States;

•	conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;

•	litigation or other proceedings involving or affecting us; and

•	additions or departures of our key personnel.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved 2.0 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (“2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2012, approximately 1.2 million options or shares of restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of Phillip DeZwirek and Jason DeZwirek, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 187,500 shares of our common stock as of December 31, 2012 under our 1997 Stock Option Plan and outstanding options to purchase approximately 1,056,151 shares under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements.

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

Issuance of shares under our stock incentive plan or under warrants, or in connection with financing transactions will dilute current stockholders.

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

Our corporate headquarters and the Contracting/Services Group management offices are located in Cincinnati, Ohio at a 7,000 square foot facility that we lease. We also have an executive office in Toronto, Canada, at facilities maintained by an affiliate of our Chairman of the Board and our Secretary, who work at the Toronto office. We reimburse such affiliate $10,000 per month for the use of the space and other office expenses. The Engineered Equipment Technology and Parts Group has management offices in Cincinnati, Ohio as well as in Louisville, Kentucky, and our Component Parts Group management office is located in Greensboro, North Carolina. The Contracting/Services Group owns a 35,000 square foot manufacturing facility in Louisville, Kentucky.

Leased Locations	Type	Square Footage	Annual Rent	Expiration
Engineered Equipment Technology and Parts Group:
Anaheim, California	Mfg.	17,200	$228,672	December 2016
Moorpark, California	Mfg.	4,300	$51,528	April 2014
Ventura, California	Sales	1,281	$15,372	April 2013
Louisville, Kentucky	Mfg.	61,095	$108,617	March 2018
Cincinnati, Ohio	Mfg.	96,400	$313,300	November 2016
Conshohocken, Pennsylvania	Mfg.	30,000	$220,626	April 2014
Lebanon, Pennsylvania	Sales	6,800	$88,614	September 2014
Pittsburgh, Pennsylvania	Sales	4,000	$61,000	May 2013
Montreal, Canada	Sales	3,514	$34,332	October 2017
Shanghai, China	Mfg.	40,000	$151,177	March 2013
Pune, India	Sales	255	$3,477	December 2014
Nunspeet, the Netherlands	Office/Mfg.	58,125	$400,000	December 2016
Singapore	Sales	161	$12,000	September 2013

Contracting / Services Group:
Indianapolis, Indiana	Sales	5,000	$24,482	September 2014
Canton, Mississippi	Mfg.	20,100	$35,900	July 2013
Columbia, Tennessee	Mfg.	34,800	$127,000	August 2013

Component Parts Group:
Greensboro, North Carolina	Mfg.	30,000	$100,113	August 2018
Cincinnati, Ohio (a)	Mfg.	53,210	$193,152	April 2018
Salt Lake City, Utah	Mfg.	13,600	$44,880	April 2013

Corporate segment:
Cincinnati, Ohio (b)	Admin.	7,000	$95,677	June 2016

(a)	Location is also used by the Contracting / Services Group as a Sales office.
(b)	Location is also used by the Contracting / Services Group as a management office.

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

	2012				2011
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$10.10	$10.20	$8.37	$8.65	$6.65	$8.05	$7.19	$6.53
Low	8.75	7.45	6.81	5.46	4.98	5.13	5.43	5.32

Dividends

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors determined to initiate a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of CECO’s shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our credit agreement contains provisions that prevent us from paying any dividends to our stockholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal years 2012 and 2011, our Board declared the following dividends:

Dividend Per share	Record Date	Payment Date

$ 0.025	September 15, 2011	September 30, 2011
$ 0.025	December 15, 2011	December 30, 2011
$ 0.035	March 20, 2012	March 30, 2012
$ 0.035	June 15, 2012	June 29, 2012
$ 0.045	September 14, 2012	September 28, 2012
$ 0.045	December 14, 2012	December 28, 2012

On March 7, 2013, CECO’s Board of Directors announced a quarterly dividend of $0.05 per share. The dividend will be paid on March 28, 2013 to all shareholders of record at the close of business on March 18, 2013.

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2013 was 146, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is contained in Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

On December 31, 2012, we acquired all of the capital stock of Adwest, pursuant to the terms of a Stock Purchase Agreement (“SPA”) among CECO and all of the shareholders of Adwest (the “Sellers”). The consideration paid by the Company to the Sellers in the transaction at closing was $4.0 million in cash and 52,632 shares of the Company’s common stock worth approximately $0.5 million based on the December 31, 2012 closing market price of the Company’s common stock. The Company issued the 52,632 shares of the Company’s common stock to the eight former shareholders of Adwest in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

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

Overview

Business Overview

We are one of the leading providers of air-pollution control technology products and services. These products, technology, and services are marketed under the “Effox,” “Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “A.V.C.,” “Busch International,” “CECO Filters,” “CECO Abatement Systems,” and “Adwest,” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,500 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

Industry Trends and Corporate Strategy

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Our Chinese operation is positioned to benefit from the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business by adding Aarding, Adwest, CECO Abatement Systems, KB Duct, CECO Environmental India, Effox, Fisher-Klosterman, Flextor and A.V.C. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

Beginning in 2011, we expanded our sales market coverage in India through a strategic partnership with Empire Industrial Equipment, which is a large equipment sales, installation, and after-sales service supplier to industrial manufacturers across India. We continue to increase our focus on China which has resulted in the hiring of sales engineers dedicated to serving global industrial markets benefiting our Busch, Effox/Flextor, CECO Abatement and CECO Filters companies.

During 2012 and 2011, our operational efficiency and profitability continued to improve due to streamlining, price management, consolidation of our facilities, and reduced overhead expenses across all business units. Our Contracting/Services Group locations at Louisville, Kentucky, Columbia, Tennessee and Greensboro, North Carolina, continue to be more fully utilized and are operating at an increased level of performance. We additionally implemented a strategy in early 2011 to prune lower margin customer backlog in this group.

Recent Developments

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, among the Company, CECO Environmental Netherlands B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications. We acquired Aarding to lead CECO’s expanding global natural gas business including the Flextor division, which provides complimentary and integrated engineered solutions to those of Aarding. The purchase price included cash of $24.0 million at closing and 763,673 shares of restricted common stock. Additionally, the former owners of Aarding are entitled to earn-out payments of up to $7.2 million upon the attainment of specified financial targets through December 31, 2017.

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

Our three operating segments are: the Engineered Equipment Technology and Parts Group (the “EET&P Group”), which produces various types of air pollution control equipment, the Contracting/Services Group (the “C/S Group”), which produces air pollution control and industrial ventilation systems and the Component Parts Group (the “CP Group”), which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies. Due to the relative size of our former Engineering Group, our reportable segment disclosures in our financial statements include this group’s results with our corporate and other disclosures. The Engineering Group was sold in November 2011.

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

CECO Filters secures international sales through the efforts of CECO’s operation in India and also through a network or sales representatives around the globe. System sales, such as those secured by Busch and Kirk & Blum, are secured through relationships built up over the years in various industries. Some of these relationships are at American companies building plants overseas and some are through the global reputation of Busch. Kirk & Blum has long done business in Mexico. In March 2008, we acquired Fisher-Klosterman/Buell, a Louisville, Kentucky based company which has, among other locations, a facility in Shanghai, China which gives us a platform for developing business in this vast market. In August of 2008, we acquired Flextor, a Montreal based maker of dampers and expansion joints that has significant international sales experience in South America. In February 2013, the Company acquired Aarding, a Netherlands company providing natural gas turbine exhaust systems and silencer applications globally.

Cost of sales as a percent of 2012 revenue is approximately 52% material, equipment, and subcontracting expenses, and 17% labor and factory overhead. Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including Selling, General & Administrative and factory overhead.

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

In general, labor provides us the most flexibility in margin followed by material and equipment and subcontracts. Across our various product lines, the relative relationships of these factors change thus causing variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage.

Selling and administrative expense principally includes advertising and marketing expenditures and all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. We expect to leverage our fixed operating structure as we continue to grow our revenue.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2012 and 2011 are as follows:

	For the year ended December 31,
($ in millions)	2012	2011
Net sales	$135.1	$139.2
Cost of goods sold	92.7	101.0

Gross profit	$42.4	$38.2
Percent of sales	31.4%	27.5%
Selling and administrative	$25.4	$25.4
Percent of sales	18.8%	18.2%
Operating income	$16.7	$12.4
Percent of sales	12.4%	8.9%

Consolidated sales in 2012 were $135.1 million compared to $139.2 million in 2011. The decrease in sales was primarily due to decreases of $3.8 million and $1.4 million in the EET&P Group and the C/S Group, respectively, offset by an increase of $2.0 million in the CP Group. The sales decrease of 4.1% in our EET&P Group is primarily due to project delays requested by customers, while the decrease of 5.0% in the C/S Group is primarily due to the continued targeting of higher margin projects. The increased demand for our products and services created by certain industrial sectors, such as small independent contractors that purchase component parts, created the 10.7% increase in our CP Group sales.

Gross profit increased by $4.2 million, or 11.3%, to $42.4 million in 2012 compared with $38.2 million in 2011. Gross profit as a percentage of sales was 31.4% in 2012 compared to 27.5% in 2011. The net increase in gross profit was primarily due to a shift to higher margin work in both the EET&P Group and the C/S Group.

Orders booked in 2012 were $139.7 million compared to $139.8 million in 2011. We continue to experience an active level of customer inquiry and quoting activities and have realized increased bookings at our Effox and Flextor divisions.

Selling and administrative expenses remained flat between 2012 and 2011 at $25.4 million.

Amortization expense was $0.3 million in 2012 and $0.4 million in 2011. The decrease in amortization expense was the result of certain definite life intangibles related to earlier acquisitions becoming fully amortized.

Operating income for 2012 was $16.7 million, an increase of $4.3 million from $12.4 million in 2011. Operating income as a percent of sales for 2012 was 12.4% compared to 8.9% for 2011. Improved margins, changes in product mix, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Other (expense) income for 2012 was $(152,000) compared to $452,000 in 2011. The foreign currency transaction losses were $(152,000) in 2012 as compared with foreign currency gains of approximately $115,000 in 2011. The income in 2011 primarily consists of a $359,000 payment of short swing trading profits that was returned to the Company by a director and an affiliated shareholder.

Interest expense increased slightly to $1.2 million in 2012 from $1.1 million in 2011. A charge of $141,000 to interest expense was recorded in the fourth quarter of 2012 to expense the remaining balance of unamortized deferred financing fees related to origination of the Company’s subordinated convertible promissory notes (the “Investor Notes”). The remaining balance of the Investor Notes was converted to equity in November 2012. The expense of the deferred financing fees was offset by the decrease in interest expense during 2012 due to previous Investor Notes converted by the holders.

Federal and state income tax expense was $4.5 million in 2012 compared to $3.4 million in 2011. The effective tax rate for 2012 was 29.3% compared to 29.0% in 2011. Included in the income tax provision calculation for 2012 is a $1.1 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2011. This credit was not contemplated in the 2011 tax provision because it was not identified or quantified until 2012. The Company is in the process of substantiating this credit related to the additional open years of 2009 and 2011, which is expected to be completed in the first quarter of 2013 and may result in additional tax benefit to be recorded in the first quarter of 2013. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

$ in thousands	2012	2011
Net Sales by Segment (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts Group
United States	$75,824	$76,416
Canada	7,611	7,492
China	4,905	6,147
Brazil	121	2,214
India	218	229

Subtotal	88,679	92,498
Contracting / Services Group	25,527	26,879
Component Parts Group	20,771	18,771
Corporate and other	75	1,044

Net sales	$135,052	$139,192

$ in thousands	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group	$15,562	$12,381
Contracting / Services Group	3,461	3,145
Component Parts Group	4,198	3,372
Corporate and other (a)	(6,474)	(6,418)
Eliminations	(64)	(112)

Income from operations	$16,683	$12,368

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Equipment Technology and Parts Group

Our EET&P Group net sales were $88.7 million in 2012 compared to $92.5 million in 2011, a decrease of $3.8 million. The increased revenues of $5.3 million, or 16.1%, at our Effox/Flextor division was more than offset by decreased revenues due to project delays requested by customers. The increased revenues at our Effox/Flextor division were driven by increased demand, principally in the utility sector, for their product line of dampers and expansion joints.

Operating income from the EET&P Group totaled $15.6 million in 2012 compared to $12.4 million in 2011, an increase of $3.2 million. The increase in 2012 was primarily due to an increase of $5.3 million at our Effox/Flextor division offset by decreases at our Fisher-Klosterman and CECO Abatement divisions.

Contracting/Services Group

C/S Group net sales for 2012 decreased to $25.5 million compared to $26.9 million in 2011. The C/S Group is continuing to target higher margin design and build end-user customer segments, which resulted in the net sales decrease.

Operating income for the C/S Group was $3.5 million in 2012 compared to $3.1 million in 2011. This increase is primarily due to a strategic shift in customer segments and reduced operating costs from facility consolidations, effective project management, and improved pricing strategies.

Component Parts Group

CP Group net sales were $20.8 million in 2011 compared to $18.8 million in 2011. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the CP Group was $4.2 million in 2012 compared to $3.4 million in 2011. This increase is primarily due to increased revenues as described above and better pricing strategies.

Liquidity and Capital Resources

Financing

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. At December 31, 2012 and December 31, 2011, cash and cash equivalents totaled $23.0 million and $12.7 million, respectively.

We have no outstanding borrowings under our line of credit as of December 31, 2012 or 2011, and $2.2 million as of the February 28, 2013 acquisition of Aarding (see Note 19 to the Consolidated Financial Statements contained in Part II, Item 8 of this report). As of December 31, 2012, the Company has $1.9 million in outstanding trade letters of credit.

We entered into our current credit facility with Fifth Third Bank (the “Bank Facility”) on December 29, 2005. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility. The Bank Facility, as amended, includes a revolving line of credit of up to $20.0 million, with a limit on letters of credit of $10 million. The credit available is limited to a borrowing base amount computed as 70% of eligible accounts receivable, 50% of unbilled revenues up to $1.0 million, plus 50% of eligible inventories up to $7.5 million. The borrowing base amount is decreased by the Company’s outstanding letters of credit. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default.

Unused credit availability under the Bank Facility at December 31, 2012 was $14.6 million, as summarized below. Interest on the outstanding borrowings is charged at the daily LIBOR rate plus 3.5% or the tranche LIBOR rate plus 3.0% for the revolver. Availability is limited as determined by a borrowing base formula contained in the credit agreement as follows:

$ in millions	12/31/12	12/31/11
Eligible accounts receivable at 70%	$14.9	$11.8
Net unbilled revenues at 50% up to $1.0 million	—	0.1
Eligible inventory at 50% up to $7.5 million	1.6	1.7

Borrowing base	$16.5	$13.6
Letters of credit open	(1.9)	(2.9)

Loan availability	$14.6	$10.7

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which included related parties: Icarus Investment Corp., which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrued under the Investor Notes at the annual rate of 6% and was payable as of the end of each calendar quarter. Interest paid on the Investor Notes for 2012 and 2011 was $505,000 and $625,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and were being amortized over the term of the Investor Notes.

The Investor Notes were due on November 26, 2014 and were not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The remaining outstanding $8.8 million balance of the Investor Notes was converted to common stock at the conversion price of $4.00 per share during the fourth quarter of 2012 in accordance with the terms of the Investor Notes. The quarterly conversion during 2012 of the Investor Notes were $200,000, $240,000, $400,000, and $8,760,000 resulting in the issuance of 50,000, 60,000, 100,000, and 2,190,000 shares of our common stock, respectively.

Overview of Cash Flows and Liquidity

	For the year ended December 31,
($’s in thousands)	2012	2011
Total operating cash flow provided by operating activities	$16,829	$8,738

Acquisitions of property and equipment	(273)	(913)
Net cash paid for acquisition	(4,000)	—
Net proceeds from sale of equipment	382	714

Net cash used in investing activities from operating activities	(3,891)	(199)

Proceeds from exercise of stock options	248	112
Cash paid for repurchase of common shares	(456)	(991)
Dividends paid to common shareholders	(2,460)	(728)

Net cash used in financing activities	(2,668)	(1,607)

Net increase in cash and cash equivalents	$10,270	$6,932

In 2012, $16.8 million of cash was provided by operating activities as compared to $8.7 million provided by operating activities in 2011. The $8.1 million increase in cash flow from operating activities was primarily due to a $2.5 million increase in net income from operations, the incremental cash provided of $4.0 million in Accounts Payable and Accrued Expenses, and incremental cash provided of $1.7 million in Accrued Income Taxes. In addition, the incremental cash used of $8.4 million in Accounts Receivable was offset by the incremental cash provided of $7.1 million in Costs in Excess of Billings. The cash provided by Accounts Payable and Accrued Expenses is due to efforts to better align our vendor payment terms to our customers payment terms, recording of the first year of the Adwest earn-out, and Accrued Income Taxes. Accrued Income Taxes was benefited by the research and development tax credits discussed in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Depreciation and amortization amounted to $1.3 million in 2012 compared to $1.4 million in 2011. This decrease is from lower depreciation on property plant and equipment due to facility closures. Our net investment in working capital (current assets less current liabilities, excluding cash and cash equivalents) at December 31, 2012 was $14.3 million as compared to $17.1 million at December 31, 2011. The decrease in working capital is due primarily to Costs in Excess of Billings discussed above. We believe that our working capital needs will remain constant unless we experience a significant increase or decrease in sales and operating income.

During 2012, net cash used in investing activities related to capital expenditures for property and equipment of $0.3 million compared to $0.9 million for 2011, and proceeds from sale of equipment of $0.4 million compared to $0.7 million for 2011. The proceeds of sale of equipment during 2012 is primarily from the sale of our Fisher-Klosterman’s Buell-APC division, and in 2011 is primarily from the sale of our Kirk & Blum Indianapolis, Indiana facility. We manage our capital expenditures to balance the necessary investment in our businesses to our ongoing level of sales. Additionally, we used $4.0 million in 2012 in our acquisition of Adwest.

Financing activities in 2012 used cash of $2.7 million which consisted primarily of cash used to repurchase common stock of $456,000 and dividends paid to our common stockholders totaling $2.5 million, offset by $248,000 provided by stock option exercises. This compares to financing activities in 2011 which used cash of $1.6 million which consisted primarily of cash used to repurchase common stock of $991,000 and to pay dividends to our common stockholders totaling $728,000, offset by $112,000 provided by stock option exercises.

The Company’s share repurchases totaled $456,000 in 2012 compared to $991,000 in 2011. The repurchases were completed using cash on hand, and included purchases under our share repurchase program that was announced in August 2011 and purchases of CECO stock held by a retiring executive in 2011. Additional details about our share repurchase activities are provided in Note 11 accompanying the consolidated financial statements within Item 8 of this annual report.

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors approved a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our credit agreement contains provisions that prevent us from paying any dividends to our shareholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal year 2012 and 2011, our Board has declared the following cash dividends on our common stock:

Dividend Per share	Record Date	Payment Date	Payments (dollars in thousands)
$0.025	September 15, 2011	September 30, 2011	$363
$0.025	December 15, 2011	December 30, 2011	$365
$0.035	March 20, 2012	March 30, 2012	$512
$0.035	June 15, 2012	June 29, 2012	$512
$0.045	September 14, 2012	September 28, 2012	$664
$0.045	December 14, 2012	December 28, 2012	$772

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Company may periodically issue new common shares to satisfy the Plan. New issuances related to the Plan added additional liquidity of $2,000 in 2012.

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

After the use of $24 million of the Company’s cash reserves in the Aarding acquisition on February 28, 2013, the Company’s cash balance on that date was $7.7 million and $2.2 million was outstanding under the current Bank Facility. Based on our historical results, management’s experience, our current business strategy, current cash flows, and anticipated availability under our Bank Facility, we believe that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We are in active discussions to amend the Bank Facility to extend the maturity date of our revolving credit line from April 1, 2013. Nevertheless, if we generate insufficient cash flows from operations or are unable to amend and draw the amounts needed from our Bank Facility to meet our short-term liquidity needs, we may borrow additional funds. Although management believes that we will be able to fund our operations from current resources, there is no guarantee that we will be able to do so, however, alternative sources of funding are potentially available in the form of additional term debt to be provided by our lender, as well as subordinated debt to be provided by a related party. However, we cannot provide any assurances that such financing will be available to us on favorable terms or at all. In addition, if we are unable to amend the Bank Facility to extend the maturity date of our revolving credit line and our cash is utilized to repay outstanding debt, we could experience an immediate reduction in working capital available to operate our business.

Debt Covenants

The Bank Facility was amended throughout 2009 and again in February and June 2010. Terms of the Bank Facility, as amended, include financial covenants that require compliance at each quarter through March 31, 2013. The covenants include a maximum capital expenditures financial covenant during the term of the Bank Facility of $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 1.25:1.0 and the maximum funded debt to EBITDA covenant is 3.0 to 1. Our Bank Facility also contains cross-default provisions with respect to our subordinated debt. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility.

As of December 31, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance.

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

Employee Benefit Obligations

Based on the assumptions used to value other postretirement obligations, life insurance benefits and retiree healthcare benefits, in the fourth quarter of 2012, cash payments for these benefits are expected to be in the range of $403,000 to $450,000 in each of the next 5 years. Based on current assumptions, estimated contributions of $207,000 may be required in 2012 for the pension plan and $15,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

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

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, share based compensation, income taxes, goodwill and intangible asset valuation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared to estimated total contract costs to be the best available measure of progress on these contracts. Contract costs include direct material and labor costs related to contract performance. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. For contracts that are less than 50% complete, a maximum of 18% to 25% of gross profit will be recognized until the contract reaches 50% complete depending on the division and the type of contract.

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was needed at December 31, 2012 and 2011.

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 17 years for patents, 7 years for technology, 5 years for customer lists, and 3 years for employment contracts.

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

Additionally, we also evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

We complete an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As of December 31, 2012, we elected to early adopt the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of a particular asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2012, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $262,000 and the annual pension expense by $22,300. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $13,600.

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

Backlog

Our backlog consists of orders we have received under signed firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog from continuing operations was $59.5 million at December 31, 2012 and $54.9 at December 31, 2011. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent period(s). Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than disclosure.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2012 and 2011 and other data are included in this report following the signature page of this report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a- 15(e). Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Securities Exchange Act Rule 13a-15(f).

With the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of Adwest Technologies, Inc., which was acquired on December 31, 2012, would be excluded from the internal control assessment as of December 31, 2012, as permitted by the rules and regulations of the SEC. Adwest accounted for approximately $8.1 million and $6.2 million of total and net assets, respectively, as of December 31, 2012 and $0 and $0 of revenues and net income, respectively, for the year then ended.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act within 120 days from 2012 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2012	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	187,500	$8.64	—
2007 Equity Incentive Plan[2]	1,056,151	$4.57	574,792
Employee Stock Purchase Plan[3]	8,558	$5.78	1,453,000
Equity compensation plans not approved by security holders	None	None	None
TOTAL	1,252,209	$5.18	2,027,792

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]	The 2007 Equity Incentive Plan was approved by the shareholders on May 23, 2007. In 2012, 163,000 options were awarded to plan participants under the 2007 Equity Incentive Plan.
[3]	The Employee Stock Purchase Plan was approved by the shareholders on May 21, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

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

Exhibit Number

2.1	Stock Purchase Agreement dated December 31, 2012 (Schedules, exhibits and similar attachments to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

2.2	Share Purchase Agreement dated February 28, 2013 (Schedules, exhibits and similar attachments to the Share Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2013

3(i)	Certificate of Incorporation (Incorporated by reference to Exhibit 3.I from Form 10-K dated December 31, 2001)

3(ii)	Bylaws (Incorporated by reference to Exhibit 3.II from Form 10-K dated December 31, 2001)

**10.1	CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference to CECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

Exhibit Number

**10.2	CECO Environmental Corp. 1997 Stock Option Plan and Amendment (Incorporated by reference to Exhibit 4 from the Company’s Form S-8 filed with the SEC on March 24, 2000)

**10.3	Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 from the Company’s Annual Report on Form 10-K dated December 31, 2006)

*;**10.4	Summary term sheet of arrangement governing consulting services provided by Icarus Investment Corp.

10.5	Warrant Agreement between the Company and Icarus Investment Corp. dated December 28, 2006 (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2006)

**10.6	CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the SEC on April 20, 2007)

**10.7	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

**10.8	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

**10.9	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

**10.10	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.11	First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.12	Employment Agreement of Jeffrey Lang dated February 15, 2010 (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

10.13	Amended and Restated Credit Agreement between CECO and its US corporate affiliates and Fifth Third Bank entered into August 17, 2010, effective date June 30, 2010 (Incorporated by reference to Exhibit 10.24 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.14	Sixth Amended and Restated Revolving Credit Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010)

10.15	Amended and Restated Term Promissory Note, effective date June 30, 2010 (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010)

**10.16	Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings to the Company (Incorporated by reference to Exhibit 10, 22 from the Company’s Annual Report on From 10-K for the year ended December 31, 2011)

*21	Subsidiaries of the Company

Exhibit Number

*23.1	Consent of BDO USA, LLP

31.1	Rule 13(a)/15d- 14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d- 14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ JEFFREY LANG
Jeffrey Lang
Chief Executive Officer
March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S / JEFFREY LANG Jeffrey Lang Chief Executive Officer and Director	March 15, 2013

Principal Financial and Accounting Officer:

/S/ BENTON L. COOK Benton L. Cook Interim Chief Financial Officer and Controller	March 15, 2013

/S/ PHILLIP DEZWIREK Phillip DeZwirek Chairman of the Board and Director	March 15, 2013

/S/ JASON DEZWIREK Jason DeZwirek Director	March 15, 2013

/S/ THOMAS J. FLAHERTY Thomas J. Flaherty Director	March 15, 2013

/S/ RONALD E. KRIEG Ronald E. Krieg Director	March 15, 2013

/S/ JASON D. MERETSKY Jason D. Meretsky Director	March 15, 2013

/S/ DONALD WRIGHT Donald A. Wright Director	March 15, 2013

/S/ JONATHAN POLLACK Jonathan Pollack Director	March 15, 2013

/S/ ARTHUR CAPE Arthur Cape Director	March 15, 2013

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CECO Environmental Corp. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 15, 2013

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,994	$12,724
Accounts receivable, net	29,499	23,109
Costs and estimated earnings in excess of billings on uncompleted contracts	5,747	10,643
Inventories, net	3,898	4,344
Prepaid expenses and other current assets	2,183	2,650

Total current assets	64,321	53,470
Property, plant and equipment, net	4,885	5,651
Goodwill	19,548	14,661
Intangible assets—finite life, net	1,283	526
Intangible assets—indefinite life	3,526	3,218
Deferred income tax asset, net	—	848
Deferred charges and other assets	541	971

	$94,104	$79,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,093	$13,569
Billings in excess of costs and estimated earnings on uncompleted contracts	11,368	9,647
Income taxes payable	1,079	393

Total current liabilities	27,540	23,609
Other liabilities	4,442	3,146
Deferred income tax liability, net	128	—
Convertible subordinated notes (including related parties notes of $3,950 in 2011)	—	9,600

Total liabilities	32,110	36,355

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 17,096,543 and 14,654,262 shares issued in 2012 and 2011, respectively	171	146
Capital in excess of par value	54,800	44,249
Accumulated earnings	9,691	1,301
Accumulated other comprehensive loss	(2,312)	(2,350)

	62,350	43,346
Less treasury stock, at cost, 137,920 shares in 2012 and 2011	(356)	(356)

Total shareholders’ equity	61,994	42,990

	$94,104	$79,345

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2012	2011
Net sales	$135,052	$139,192
Cost of sales	92,609	101,024

Gross profit	42,443	38,168
Selling and administrative	25,429	25,359
Amortization	331	441

Income from operations	16,683	12,368
Other (expense) income, net	(152)	452
Interest expense (including related parties interest of $217 and $237, respectively)	(1,168)	(1,137)

Income from operations before income taxes	15,363	11,683
Income tax expense	4,513	3,411

Net income	$10,850	$8,272

Per share data:
Basic net income	$0.73	$0.58
Diluted net income	$0.65	$0.51
Weighted average number of common shares outstanding:
Basic	14,813,186	14,386,410

Diluted	17,246,058	17,115,284

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2012	2011
Net income	$10,850	$8,272

Other comprehensive income (loss), net of tax:
Foreign currency	59	(141)
Postretirement benefit plans	(21)	(601)

Other comprehensive income (loss)	38	(742)

Comprehensive income	$10,888	$7,530

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

( in thousands)

	Common Stock		Capital in excess of par value	Accum. (Deficit) Earnings	Accum. Other Comp. Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance January 1, 2011	14,455	$144	$43,237	$(6,243)	$(1,608)	(138)	$(356)	$35,174
Net income for the year ended December 31, 2011				8,272				8,272
Common stock dividends				(728)				(728)
Exercise of stock options	48		112					112
Share based compensation earned	16		693					693
Conversion of debt to equity	300	3	1,197					1,200
Stock repurchase and retirement	(165)	(1)	(990)					(991)
Adjustment for minimum pension/post retirement liability, net of tax of $(401)					(601)			(601)
Translation loss					(141)			(141)

Balance December 31, 2011	14,654	146	44,249	1,301	(2,350)	(138)	(356)	42,990
Net income for the year ended December 31, 2012				10,850				10,850
Common stock dividends				(2,460)				(2,460)
Exercise of stock options and dividend reinvestment issuances	41		249					249
Share based compensation earned	9		662					662
Conversion of debt to equity	2,400	24	9,576					9,600
Stock repurchase and retirement	(63)		(456)					(456)
Stock issued for acquisition	55	1	520					521
Adjustment for minimum pension/post retirement liability, net of tax of $(14)					(21)			(21)
Translation gain					59			59

Balance December 31, 2012	17,096	$171	$54,800	$9,691	$(2,312)	(138)	$(356)	$61,994

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Transaction (loss) gain	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2011	$(42)	$(1,566)	$(1,608)
2011 activity	(141)	(601)	(742)

Balance December 31, 2011	(183)	(2,167)	(2,350)
2012 activity	59	(21)	38

Balance December 31, 2012	$(124)	$(2,188)	$(2,312)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2012	2011
Cash flows from operating activities:
Net income	$10,850	$8,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	1,399
Non cash interest expense included in net income	227	91
Gain on sale of operating plant and equipment	(70)	—
Share based compensation expense	662	693
Bad debt expense	176	402
Inventory reserve expense	102	269
Deferred income tax expense	454	513
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,089)	3,261
Inventories	458	(181)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,823	(2,298)
Prepaid expenses and other current assets	527	(330)
Deferred charges and other assets	203	(109)
Accounts payable and accrued expenses	319	(3,676)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,303	1,837
Income taxes payable	465	(1,253)
Other liabilities	169	(152)

Net cash provided by operating activities	16,829	8,738

Cash flows from investing activities:
Acquisitions of property and equipment	(273)	(913)
Net cash paid for acquisition	(4,000)	—
Net proceeds from sale of equipment	382	714

Net cash used in investing activities	(3,891)	(199)

Cash flows from financing activities:
Proceeds from exercise of stock options	248	112
Cash paid for repurchase of common shares	(456)	(991)
Dividends paid to common shareholders	(2,460)	(728)

Net cash used in financing activities	(2,668)	(1,607)

Net increase in cash and cash equivalents	10,270	6,932
Cash and cash equivalents at beginning of year	12,724	5,792

Cash and cash equivalents at end of year	$22,994	$12,724

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of subordinated debt to common stock	$9,600	$1,200

Common stock issued in business acquisition	$521	$—

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2012	2011
Cash paid (received) during the year for:
Interest	$946	$1,047

Income taxes	$2,637	$4,793

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 2012 and 2011

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its subsidiaries (the “Company,” “we,” or “our”) is a global air pollution company with global operations and revenues. The Company provides a wide spectrum of air quality products and services including engineered equipment, cyclones, scrubbers, dampers, diverters, regenerative thermal oxidizers (“RTOs”), component parts, and monitoring and management services. Industries served include refining, petrochemical, power, natural gas, aluminum, steel, automotive, chemical, and large industrial processes.

Principles of consolidation— Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2012
CECO Group, Inc.	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company	100%
CECO Abatement Systems, Inc.	100%
CECOaire, Inc.	100%
EFFOX, Inc. (“Effox”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%
Adwest Technologies, Inc. (“Adwest”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f/k/a. CECO Filter India Private Limited). The non-controlling interest in CFI is not material. FKI includes the wholly owned subsidiary, AVC, Inc. (“A.V.C.”).

Adwest, a designer and manufacturer of RTOs, was acquired in December 2012.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in Cash and Cash Equivalents is $0.6 million of cash restricted in support of letters of credit issued by the Company’s China subsidiary related to warranty periods expiring in the future.

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

For the Years Ended December 2012 and 2011

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

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line basis over their estimated useful lives of 17 years for patents, 7 years for technology, 5 years for customer lists, and 3 years for employment contracts.

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

Additionally, the Company also evaluates the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As of December 31, 2012, we elected to early adopt the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of an asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

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

In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. As of December 31, 2011, we elected to early adopt the provisions of FASB Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, the Company does not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. Amortization expense was $227,000 and $91,000 for 2012 and 2011, respectively, and is classified as interest expense. The remaining deferred financing charges on the Company’s subordinated debt of $141,000 were charged to interest expense during the fourth quarter of 2012 upon the conversion of the debt to equity.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at December 31, 2012 or 2011.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation. Customer freight charges are included in sales and actual freight expenses are included in cost of sales.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

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

Selling and administrative expenses—Selling and administrative expenses include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense, changes in life insurance cash surrender value and depreciation. Selling and administrative expenses are charged to expense as incurred.

Sales Taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Income.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

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

$ in thousands	2012	2011
Beginning balance	$431	$455
Provision	285	277
Payments	(185)	(301)

Ending balance	$531	$431

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $189,000 and $205,000 in 2012 and 2011, respectively.

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

In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal, state and foreign tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Earnings per share— The computational components of basic and diluted earnings per share for 2012 and 2011 are below (shares and dollars in thousands, except per share amounts).

	For the Year Ended December 31, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$10,850	14,813	$0.73
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	327
Subordinated convertible promissory notes	303	2,106	(0.08)

Diluted earnings and earnings per share	$11,153	17,246	$0.65

	For the Year Ended December 31, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$8,272	14,386	$0.58
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	124
Subordinated convertible promissory notes	375	2,605	(0.07)

Diluted earnings and earnings per share	$8,647	17,115	$0.51

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. Options and warrants to purchase 0.1 million and 0.4 million shares as of December 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Pursuant to the if-converted method, diluted earnings per share for 2012 includes a $303,000 after tax addback of interest expense to earnings and 2.1 million additional shares related to the assumed conversion of the convertible Investor Notes described in Note 10. Diluted earnings per share for 2011 includes a $375,000 after tax addback of interest expense to earnings and 2.6 million additional shares related to the assumed conversion of the convertible Investor Notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there are no unvested restricted stock awards outstanding. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

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

Transaction (loss) gain of $(149,000) and $115,000 were recognized by the Company in 2012 and 2011, respectively. The transaction (loss)/gain is recorded on the “Other (expense) income” line of the Consolidated Statements of Income.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Financial Accounting Pronouncements Adopted

ASC 220 – In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU became effective for the Company during the quarter ended March 31, 2012. Although the adoption of this ASU impacts the way the Company reports comprehensive income, the adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards ASU No. 2011-05.” In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU.

ASC 820 – In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which generally represents clarifications of Topic 820, “Fair Value Measurements,” but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards. The ASU became effective for the Company during the quarter ended March 31, 2012 and must be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than disclosure.

2.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at December 31, 2012, due to their short term nature.

Concentrations of credit risk:

Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers’ financial condition. The Company as of December 31, 2012 has $5.6 million of cash held internationally, principally in China.

3.	Accounts Receivable

$ in thousands	2012	2011
Trade receivables	$3,893	$3,389
Contract receivables	26,171	20,274
Allowance for doubtful accounts	(565)	(554)

	$29,499	$23,109

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $351,000 and $504,000 at December 31, 2012 and 2011, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $176,000 and $402,000 during 2012 and 2011, respectively, while accounts charged to the allowance were $165,000 and $269,000 during 2012 and 2011, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

4.	Costs and Estimated Earnings on Uncompleted Contracts

$ in thousands	2012	2011
Costs incurred on uncompleted contracts	$51,035	$57,345
Estimated earnings	16,644	17,512

	67,679	74,857
Less billings to date	(73,300)	(73,861)

	$(5,621)	$996

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,747	$10,643
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,368)	(9,647)

	$(5,621)	$996

5.	Inventories

$ in thousands	2012	2011
Raw materials and subassemblies	$2,508	$3,017
Finished goods	1,133	1,147
Parts for resale	684	580
Obsolescence allowance	(427)	(400)

	$3,898	$4,344

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $102,000 and $269,000 during 2012 and 2011, respectively. Items charged to the allowance for inventory write-offs were $75,000 and $116,000 during 2012 and 2011, respectively.

6.	Property, Plant and Equipment

$ in thousands	2012	2011
Land	$75	$75
Building and improvements	2,350	2,326
Machinery and equipment	12,771	13,211
	15,196	15,612
Less accumulated depreciation	(10,311)	(9,961)

	$4,885	$5,651

Depreciation expense was $919,000 and $958,000 for 2012 and 2011, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

7.	Goodwill and Intangible Assets

in thousands	2012		2011
	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$14,661	$3,218	$14,713	$3,225
Acquisition	4,806	300	—	—
Foreign currency adjustments	81	8	(52)	(7)

	$19,548	$3,526	$14,661	$3,218

As of December 31, 2012, the Company has an aggregate amount of Goodwill acquired of $36.6 million and an aggregate amount of impairment losses recognized in 2009 of $17.1 million.

In performing its goodwill assessment for 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of three of the four reporting units with goodwill as of December 31, 2012 exceed the carrying values of these units. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for these three reporting units and no goodwill impairment charges were recorded in 2012.

The analysis of these qualitative factors for the fourth reporting unit led to the conclusion that is was not more likely than not that the fair value for this reporting unit exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. The resultant estimated fair value of the reporting unit exceeded its carrying value by approximately 12% as of December 31, 2012 and no goodwill impairment charges were recorded.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

In performing its assessment of indefinite life intangible assets for 2012, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the indefinite life intangible assets at three of the four reporting units as of December 31, 2012 exceed the carrying values at these units. Accordingly, estimating the fair values of these assets, is not considered necessary for these three reporting units and no indefinite life intangible asset impairment charges were recorded in 2012.

The analysis of these qualitative factors for the fourth reporting unit led to the conclusion that is was not more likely than not that the fair value of the indefinite life intangible assets for this reporting unit exceeded the carrying value. Accordingly, the estimation of fair value was performed. The resultant estimated fair value exceeded its carrying value by approximately 19% as of December 31, 2012 and no impairment charge was recorded.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

Similarly, no goodwill or indefinite life intangible asset charges were recorded in 2011.

	2012		2011
$ in thousands Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,414	$1,281	$1,414	$1,193
Employment agreements	170	0	0	0
Technology	230	0	0	0
Customer lists	2,343	1,593	1,653	1,348

	$4,157	$2,874	$3,067	$2,541

Amortization expense of finite life intangible assets was $331,000 and $441,000 for 2012 and 2011, respectively. Amortization over the next five years for finite life intangibles is $371,000 in 2013, $274,000 in 2014, $230,000 in 2015, $171,000 in 2016, and $171,000 in 2017.

8.	Accounts Payable and Accrued Expenses

$ in thousands	2012	2011
Trade accounts payable, including due to subcontractors	$11,098	$8,215
Compensation and related benefits	1,211	2,468
Accrued interest	219	224
Other accrued expenses	2,565	2,662

	$15,093	$13,569

9.	Senior debt

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extends the termination date of the line of credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million, resets the pricing grid, which temporarily increased our interest rates by 0.5% until the next pricing grid determination date of December 31, 2010, at which time the pricing level was re-determined based on the Company’s trailing twelve month fixed charge ratio which resulted in a reduction to our interest rates by 0.5%. The most recent repricing as of December 31, 2012 did not result in any change to our interest rates. The maximum commitment under the Line of Credit remained at $20.0 million. Fees of $23,000 were paid for this amendment.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Terms of the Bank Facility, as amended, include financial covenants which require compliance at each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio is 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The maximum funded debt to EBITDA covenant is 3.0 to 1. Also, if we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. As of December 31, 2012, we were in compliance with all related financial and other restrictive covenants, and expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable. We paid the term loan off in 2010 and have no outstanding borrowings under the line of credit as of December 31, 2012 or 2011. Borrowings are subject to a borrowing base limitation, including reducing the borrowing base by the amount of outstanding letters of credit and at December 31, 2012, $14.6 million could be borrowed. As of December 31, 2012, the Company has $1.9 million in outstanding trade letters of credit. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt. Our debt agreements contain customary covenants and events of default. We are in active discussions to amend the Bank Facility to extend the maturity date of our revolving credit line from April 1, 2013. If we are unable to amend the Bank Facility to extend the maturity date of April 1, 2013, and our cash is utilized to repay outstanding debt, we could experience an immediate reduction in working capital available to operate our business.

10.	Subordinated Notes

On November 26, 2009, the Company issued $10.8 million principal amount of subordinated convertible promissory notes to a group of investors (the “Investor Notes”) which at December 31, 2011 included related parties: Icarus Investment Corp. (“Icarus”), which is controlled by Phillip DeZwirek, our Chairman and former Chief Executive Officer, and Jason DeZwirek, a director and Secretary, ($2,200,000), JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, a Company Director, ($150,000), Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. Interest accrued under the Investor Notes at the annual rate of 6% and was payable as of the end of each calendar quarter. Interest paid on the Investor Notes for 2012 and 2011 was $505,000 and $625,000, respectively. We used the proceeds of the Investor Notes to repay all of our previously existing subordinated debt in the amount of approximately $4.5 million, which debt was accruing interest at rates between 11-12%. The balance of the proceeds was available to be used for general working capital. Fees of $320,000 were paid for the issuance of this debt and are fully amortized over the term of the Investor Notes.

The Investor Notes were due on November 26, 2014 and were not repayable prior to maturity except upon a change of control, or upon the consent of the holder. The outstanding principal amount of the Investor Notes or any portion thereof, but not the interest, was convertible at the holder’s option, at any time after the issuance of the Investor Notes at a conversion price of $4.00 per share, such price being greater than the Company’s share price at the date of issuance of the Investor Notes. Following three years from the date of the Investor Notes, if the closing price of the common stock of the Company was greater than $8.00 for five consecutive days, the Company could also cause conversion of the Investor Notes. The remaining outstanding $8.8 million balance of the Investor Notes was converted to common stock during the fourth quarter of 2012. The amount of Investor Notes converted in 2012 was $9.6 million resulting in the issuance of 2.4 million shares of common stock. During 2011, $1.2 million of Investor Notes were converted into 300,000 shares of common stock.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

11.	Shareholders’ Equity

On August 11, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During 2012 the Company repurchased 62,519 shares of common stock for an aggregate amount of $455,000 and the shares were immediately retired. During 2011, the Company repurchased under the program 91,790 shares of common stock for an aggregate amount of $560,000 and the shares were immediately retired. Also in 2011, the Company purchased 73,741 shares of CECO stock held by a retiring executive. The shares were purchased at the current market price of $5.84 for a total transaction value of $431,000 and the shares were immediately retired. All repurchases of the Company’s common stock were completed using cash on hand.

Dividends

Prior to fiscal year 2011, we had not paid any cash dividends on our common stock. In August 2011, our Board of Directors approved a quarterly cash dividend program, subject to the Board’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. The declaration and payment of dividends is also subject to continued consent by our lender, as our Bank Facility contains provisions that prevent us from paying any dividends to our shareholders without such consent. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. In fiscal year 2012 and 2011, our Board has declared the following cash dividends on our common stock:

Dividend Per share	Record Date	Payment Date	Payments (dollars in thousands)
$0.025	September 15, 2011	September 30, 2011	$363
$0.025	December 15, 2011	December 30, 2011	$365
$0.035	March 20, 2012	March 30, 2012	$512
$0.035	June 15, 2012	June 29, 2012	$512
$0.045	September 14, 2012	September 28, 2012	$664
$0.045	December 14, 2012	December 28, 2012	$772

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Plan has limited participation through its second dividend payment in December 2012.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The 2007 Plan permits the granting of stock options and stock awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or stock awards granted to non-employee directors vest in periods of one to three years from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Stock awards may be granted and vest based on the achievement of certain performance

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

requirements as established by the Committee. Stock awards also may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2012, 161,000 stock options were granted to plan participants under the 2007 Plan. No stock awards were granted in 2012 or 2011. Also, there are no performance-based awards outstanding at either December 31, 2012 or 2011. The number of shares reserved for issuance under the 2007 Plan is 2.0 million, of which 574,792 shares were available for future grant as of December 31, 2012. The number of shares reserved under the 1997 Plan for issuance was 1.5 million, of which 1,036,300 shares were left unused as of December 31, 2012.

Share-based compensation expense for stock options under these plans of $0.7 million was recorded in each of the years ended December 31, 2012 and 2011. No equity compensation expense has been capitalized in inventory or fixed assets.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on May 21, 2009.

The ESPP is administered by the Committee. The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.5 million shares over the ten year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock.

The ESPP allows employees to purchase shares of common stock at a 15% discount from market price and pay for the shares through payroll deductions. Eligible employees can enter the plan at specific “offering dates” which occur in six month intervals.

The Company recognized employee stock purchase plan expense of $16,000 and $40,000 during the years ended December 31, 2012 and 2011, respectively.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are not compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section below.

Stock Options

The weighted-average fair value of stock options granted during 2012 and 2011 was estimated at $3.81 and $3.40 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2012 and 2011, the Company utilized weighted-average volatility factors of 60% and 62.0%, respectively.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2012 and 2011, the Company utilized weighted-average expected term factors of 6.2 years and 6.8 years, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2012 and 2011, the Company utilized a weighted-average risk-free interest rate factors of 1.2% and 2.3%-3.0% , respectively.

Expected Dividends: The Company utilized an expected dividend rate of 1.9% to value options granted during 2012. The expected dividends rate of zero was used to value 2011 options as the Company had not historically paid dividends.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2012 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,174	$4.74	7.3 years
Granted	163	7.96
Forfeitures	(52)	5.87
Exercised	(41)	5.95

Outstanding at December 31, 2012	1,244	5.18	6.8 years	$6,198

Exercisable at December 31, 2012	614	5.36	5.9 years	$3,086

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	1,183	$4.64	7.9 years
Granted	95	5.48
Forfeitures	(56)	5.86
Exercised	(48)	2.51

Outstanding at December 31, 2011	1,174	4.74	7.3 years	$1,710

Exercisable at December 31, 2011	480	5.73	6.0 years	$658

The Company received $248,000 in cash from employees exercising options during the year ended December 31, 2012 and $112,000 from employees exercising options during the year ended December 31, 2011. The intrinsic value of options exercised during the years ended December 31, 2012 and December 31, 2011 was $109,000 and $166,000, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods, none of which extended into 2012 or 2011. Fair value of warrants is determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus, a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2012 and 2011.

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

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2012 and 2011, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
$ in thousands	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,886	$7,157	n/a	n/a
Accumulated post retirement benefit obligation	n/a	n/a	$146	$156
Service cost	58	41	—	—
Interest cost	328	367	6	7
Actuarial (gain)/loss	629	631	(43)	12
Benefits paid	(366)	(310)	(20)	(29)

Projected benefit obligation at end of year	8,535	7,886	89	146

Change in plan assets:
Fair value of plan assets at beginning of year	5,020	5,144	—	—
Actual return (loss) on plan assets	603	(212)	—	—
Employer contribution	292	398	20	29
Benefits paid	(366)	(310)	(20)	(29)

Fair value of plan assets at end of year	5,549	5,020	—	—

Funded status	$(2,986)	$(2,866)	$(89)	$(146)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(15)	$(25)
Defined benefit liabilities included in other liabilities	(2,986)	(2,866)	(74)	(121)
Deferred tax benefit/ (expense) associated with AOCL	1,505	1,476	(45)	(31)
AOCL, net of tax	2,257	2,215	(67)	(46)

Net amount recognized	$776	$825	$(201)	$(223)

Other comprehensive income (loss):
Net loss (gain)	$404	$1,231	$(43)	$12
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net actuarial loss	(332)	(251)	8	10

Total recognized in other comprehensive income	$71	$979	$(35)	$22

Accumulated other comprehensive income (loss):
Net loss (gain)	$3,756	$3,685	$(112)	$(77)
Prior service cost	5	6	—	—

Amount recognized in accumulated other comprehensive income (loss)	$3,761	$3,691	$(112)	$(77)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	3.75%	4.25%	3.75%	4.25%
Compensation increase rate	N/A	N/A	N/A	N/A

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were an increase in the minimum liability of $21,000 in 2012 and an increase of $601,000 in 2011.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income for the years ended December 31, 2012 and 2011 are as follows:

$ in thousands	2012	2011
Service cost	$58	$41
Interest cost	328	367
Expected return on plan assets	(377)	(388)
Net amortization and deferral	333	252

Net periodic benefit cost	$342	$272

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	4.25%	5.25%
Expected return on assets	7.50%	7.50%
Compensation increase rate	N/A	N/A

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plan of approximately 30% debt securities and 70% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% for equity securities. The investment portfolio for the pension plan will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $370,000 and $1,000, respectively. The net gain for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $(14,000).

The net periodic benefit cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying consolidated statements of income was $(3,000) for each of the years ended December 31, 2012 and 2011. The weighted average discount rate to determine the net periodic benefit cost for 2012 and 2011 was 4.25% and 5.25%, respectively.

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

	Target Allocation 2013	Percentage of Plan Assets
		2012	2011
Asset Category:
Equity securities	70%	69%	61%
Debt securities	30%	31%	39%

Total	100%	100%	100%

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Estimated pension plan cash obligations are $388,000, $409,000, $413,000, $425,000, and $440,000 for 2013 – 2017, respectively, and a total of $2,521,000 for the years 2018 through 2022. Estimated healthcare plan cash obligations are $15,000, $14,000, $12,000, $11,000, and $10,000 for 2013–2017, respectively, and a total of $30,000 for the years 2018 through 2022.

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

The levels assigned to the defined benefit plan assets as of December 31, 2012, are summarized in the tables below:

$ in thousands	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash in money market fund	$156	$—	$—	$156
U.S. government and agency securities	169	—	—	169
Mutual funds	5,224	—	—	5,224

Total assets	$5,549	$—	$—	$5,549

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

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

•

If the Company chooses to stop participating in some of its multiemployer plans, CECO may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company participation in these plans for the annual period ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Red	FIF: did not disclose	No	various
RP: Yes - Implemented

Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Red	FIF: Yes - Implemented	No	May 31, 2013
RP: Yes - Implemented

Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2014

Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	not available

The Company was not listed in any of the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2012.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.8 million and $1.3 million for 2012 and 2011, respectively.

We have a profit sharing and 401(k) savings retirement plan for non-union employees of certain of our subsidiaries. The plan covers substantially all employees who have 6 months of service, completed 1,000 hours of service and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made aggregate matching contributions and discretionary contributions of $402,000 and $381,000 during 2012 and 2011, respectively.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

13.	Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
$ in thousands
2013	$2,081
2014	1,698
2015	1,518
2016	1,482
2017	464
2018 and thereafter	162

$7,405

Total rent expense under all operating leases for 2012 and 2011 was $1.8 million and $1.7 million, respectively.

Employment Agreement / Accrued Severance

Employment Agreement

The Company has an employment agreement with an executive officer as of December 31, 2012, which term is through February 15, 2015. The agreement generally provides for an annual salary, an annual bonus based on an incentive compensation plan tied to financial performance and attainment of goals, and a severance provision.

Accrued Severance

Effective September 27, 2011, Dennis W. Blazer resigned as Chief Financial Officer. In connection with the severance payment to be made under the transition agreement with Mr. Blazer, the Company recorded a $170,000 charge to income in 2011. All amounts under this agreement have been paid as of December 31, 2012.

Legal Proceedings

On January 13, 2011, the Securities and Exchange Commission (“SEC”) initiated a non-public formal investigation of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. The Company has been informed by its Chairman of the Board that he has received multiple subpoenas in connection with such inquiry. Another director has received two subpoenas as well. In accordance with the terms of the Company’s bylaws and the General Corporation Law of Delaware, the Company is advancing expenses incurred by its Chairman and other director in this matter. Because the matter is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us, our operations, or financial condition.

Other income for the second quarter of 2011 includes a payment to the Company of $359,000 related to short swing trading profits that were returned to the Company by a director and an affiliated shareholder.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

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

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund (“the Fund”) and may be liable for an amount up to $5.3 million plus interest. The Company is disputing the allegation in its entirety. The Company has obtained legal counsel and plans to vigorously defend itself. Based on currently available information, as of December 31, 2012, we have not recorded any reserves related to this matter.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by four Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The case is still in early stages, as it had been dormant until recently. The Company intends to vigorously defend the matter. Based on currently available information, as of December 31, 2012, we have not recorded any reserve with respect to this matter.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies,” and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Accordingly, we have not accrued any amount as of December 31, 2012. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, or results of operations.

14.	Income Taxes

Income before income taxes was generated in the United States and globally as follows:

($ in thousands)	2012	2011
Domestic	$13,745	$8,770
Foreign	1,618	2,913

	$15,363	$11,683

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2012, the aggregate undistributed earnings of the foreign subsidiaries amounted to $4.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Income tax provision consisted of the following for the years ended December 31:

($ in thousands)	2012	2011
Current:
Federal	$2,765	$2,280
State	805	391
Foreign	489	227

	4,059	2,898

Deferred:
Federal	377	213
State	110	129
Foreign	(33)	171
	454	513

	$4,513	$3,411

The income tax provision differs from the statutory rate due to the following:

($ in thousands)	2012	2011
Tax expense at statutory rate	$5,223	$3,975
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	694	460
Domestic Production Activities deduction	(415)	(134)
Change in uncertain tax position reserves	110	(34)
Permanent differences	95	285
Intangible tax basis valuation adjustment	0	(546)
Impact of foreign rate differences and adjustments	(94)	(665)
Foreign permanent differences	—	70
Prior year R&D tax credits	(1,100)	—

	$4,513	$3,411

The Company is completing a study to identify research and development expenditures over the last three years that qualify for the Federal R&D tax credit. As of March 14, 2013, that study is not yet complete; however, preliminary information indicates that $1.1 million of credit will be available upon filing amendments to income tax returns for 2009-2011. Additional credits may be identified as the study progresses. Additional credit may also be identified for 2012; however, the Federal tax credit had not been available until a January 3, 2013 retrospective reinstatement of the credit back into 2012. As such, any available credits for 2012 will not be recorded until at least the first quarter of 2013. The cost of the study is included in selling and administrative expenses.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carryforwards. The net deferred tax assets consisted of the following at December 31:

($ in thousands)	2012	2011
Gross deferred tax assets:
Accrued expenses	$105	$143
Reserves on assets	634	709
Inventory	19	19
Stock-based compensation awards	256	211
Minimum pension/post retirement	1,491	1,497
Goodwill and intangibles	—	538
State and local net operating loss carry-forwards	151	184
Deferred state taxes	68	—
Valuation allowances	(120)	(141)

	2,604	3,160

Gross deferred tax liabilities:
Deferred state taxes	—	(8)
Foreign deferral on assets	(138)	(171)
Depreciation	(1,084)	(1,145)
Goodwill and intangibles	(612)	19
Prepaid expenses	(561)	(642)

	(2,395)	(1,966)

Net deferred tax assets	$209	$1,194

Reconciliation to amounts reported in the balance sheet follows:

($ in thousands)	2012	2011
Net current deferred tax assets included in other current assets	$475	$517
Net non-current deferred tax assets	—	848
Net current deferred tax liabilities included in accounts payable and accrued expenses	(138)	(171)
Net non-current deferred tax liabilities	(128)	—

Net deferred tax asset	$209	$1,194

As of December 31, 2012, the Company has state and local net operating loss carry forwards of $2.3 million which expire from 2017 to 2030. The Company has recorded a valuation allowance on $1.7 million of these state and local net operating loss carry forwards to reflect expected realization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

($ in thousands)	2012	2011
Balance as of January 1, 2012	$49	$83
Additions for tax positions current year	134	19
Reductions for expirations on tax positions of prior years	(21)	(53)

Balance as of December 31, 2012	$162	$49

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2012 and 2011, the Company recognized approximately $6,000 and $2,000 respectively, in interest, resulting in additions to other liabilities of $6,000 and $2,000 after expirations, as of December 31, 2012 and 2011, respectively. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2009 remain open for examination by Federal and all significant state authorities.

15.	Related Party Transactions

During 2012 and 2011, we paid Icarus $120,000 per year for our use of its space and other office expenses in its Toronto office. During 2012 and 2011, we paid fees of $360,000 per year to Icarus for management consulting services. These services were provided by Phillip DeZwirek, our Chairman of our Board, through Icarus. In addition, in 2012 and 2011 we paid fees of $120,000 and $50,000, respectively, for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services.

As described in Note 10, on November 26, 2009, the Company issued the Investor Notes to a group of investors which, as of December 31, 2011, included Icarus ($2,200,000), JMP Fam Holdings, Inc. ($150,000), which is controlled by Jonathan Pollack, Jason DeZwirek ($800,000), and Harvey Sandler Revocable Trust ($800,000), which trust owns over 10% of our outstanding common stock. All such Investor Notes were converted by November 2012.

16.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2012 or 2011.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

For 2012 and 2011, sales to customers outside the United States, including export sales, accounted for approximately 14% and 23%, respectively, of consolidated net sales. The largest portion of export sales was destined for Canada and China. Generally, sales are denominated in U.S. dollars. Of consolidated long lived assets, $3.3 million and $3.4 million were located outside of the United States as of December 31, 2012 and 2011, respectively.

17.	Acquisition

On December 31, 2012 for $4.0 million in cash and 52,632 shares of the Company’s common stock, computed by reference to the average closing price of the Company’s common stock on the Nasdaq Global Market for the thirty trading days immediately preceding the date of the SPA, worth approximately $0.5 million based on the December 31, 2012 closing market price of the Company’s common stock, the Company, through a subsidiary, acquired all of the stock of Adwest Technologies, Inc. a California company (“Adwest”), pursuant to the terms of a Stock Purchase Agreement dated December 31, 2012, among the Company, Craig Bayer, Maryann Erickson, Brian Cannon, Therese Siefert, Alex Goodbody, Greg Hoino, Richard Whitford, and William James. Additionally, the former owners are entitled to earn-out payments of up to $1.65 million upon the attainment of specified financial targets through December 31, 2015. Based on current projections, the Company expects the full contingent payment to be earned. The first year of the contingent payable is recorded in “Accounts payable and accrued expenses” and the balance is recorded in “Other liabilities” on the Consolidated Balance Sheets.

Adwest is a designer and manufacturer of regenerative thermal oxidizers. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

$ in thousands
Current assets	$1,916
Property and equipment	23
Goodwill	4,806
Intangible – finite life, net	1,090
Intangible – indefinite life	300

Total assets acquired	8,135
Current liabilities assumed	(1,985)

Net assets acquired	$6,150

This acquisition, which is not considered a significant subsidiary, was financed primarily with the Company’s cash on hand.

18.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The accounting policies of the segments are the same as those in the consolidated financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

Engineered Equipment Technology and Parts Group (“EET&P Group”)

Our EET&P Group, located in the United States, Canada, Brazil, China, and India, is comprised of CECO Filters, Busch International, Adwest, CECO Abatement, Effox, Fisher-Klosterman, Flextor, and A.V.C. We enable our customers to meet Best Available Control Technology requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

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

Component Parts Group (“CP Group”)

Our CP Group markets component parts for industrial air systems to contractors, distributors and dealers throughout the United States of America.

$ in thousands	2012	2011
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts Group
United States	$75,824	$76,416
Canada	7,611	7,492
China	4,905	6,147
Brazil	121	2,214
India	218	229

Subtotal	88,679	92,498
Contracting / Services Group	25,527	26,879
Component Parts Group	20,771	18,771
Corporate and other	75	1,044

Net sales	$135,052	$139,192

$ in thousands	2012	2011
Income (loss) from Operations
Engineered Equipment Technology and Parts Group (a)	$15,562	$12,381
Contracting / Services Group (a)	3,461	3,145
Component Parts Group (a)	4,198	3,372
Corporate and other (a) (b)	(6,474)	(6,418)
Eliminations	(64)	(112)

Income from operations	$16,683	$12,368

(a)	The amounts presented above at the reportable business segment level include both external and intersegment net sales and operating income (loss), as applicable. See following tables in this Note 18 under “Intra-segment and Inter-segment Revenues.”

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses. Also included are the operations of our Engineering Group, which are not significant to the overall operations of the Company and were sold in November 2011.

	December 31,
$ in thousands	2012	2011
Property and Equipment Additions
Engineered Equipment Technology and Parts Group	$113	$183
Contracting / Services Group	61	115
Component Parts Group	77	449
Corporate and other (c)	22	166

Property and equipment additions	$273	$913

(c)	Includes Corporate and Engineering Group property and equipment additions. The Engineering Group was sold in November 2011.

$ in thousands	2012	2011
Depreciation and Amortization
Engineered Equipment Technology and Parts Group	$623	$766
Contracting / Services Group	221	232
Component Parts Group	193	185
Corporate and other (d)	213	216

Depreciation and amortization	$1,250	$1,399

(d)	Includes Corporate and Engineering Group depreciation and amortization. The Engineering Group was sold in November 2011.

	December 31,
$ in thousands	2012	2011
Identifiable Assets
Engineered Equipment Technology and Parts Group	$60,516	$51,480
Contracting / Services Group	25,636	18,588
Component Parts Group	5,573	5,577
Corporate and other (e)	7,599	9,705
Eliminations (f)	(5,220)	(6,005)

Identifiable assets (g)	$94,104	$79,345

(e)	Includes Corporate and Engineering Group identifiable assets. The Engineering Group was sold in November 2011. Corporate assets primarily consists of cash, income tax related assets, and intercompany note receivable.
(f)	Includes eliminations for intercompany trade accounts receivable, intercompany job revenue, and intercompany note receivable.
(g)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

	December 31,
	2012	2011
Goodwill
Engineered Equipment Technology and Parts Group	$19,548	$14,661

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments and between segments as indicated in the following tables:

		Year Ended December 31, 2012
	total sales	less intra-segment sales	less inter-segment sales				net sales to outside customers
$ in thousands			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$77,447	$(829)	$—	$(794)	$—	$—	$75,824
Canada	7,548	63	—	—	—	—	7,611
China	6,967	(2,062)	—	—	—	—	4,905
Brazil	121	—	—	—	—	—	121
India	218	—	—	—	—	—	218

Subtotal	92,301	(2,828)	—	(794)	—	—	88,679
Contracting / Services Group	27,852	(83)	(2,242)	—	—		25,527
Component Parts Group	22,084	(366)	(27)	(920)	—	—	20,771
Corporate and other (a)	19	—		(10)	—	66	75

Net sales	$142,256	$(3,277)	$(2,269)	$(1,724)	$—	$66	$135,052

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 2012 and 2011

		Year Ended December 31, 2011
	total sales	less intra-segment sales	less inter-segment sales				net sales to outside customers
$ in thousands			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$82,946	$(3,733)	$—	$(2,797)	$—	$—	$76,416
Canada	7,492	—	—	—	—	—	7,492
China	9.001	(2,854)	—	—	—	—	6,147
Brazil	2,214	—	—	—	—	—	2,214
India	229	—	—	—	—	—	229

subtotal	101,882	(6,587)	—	(2,797)	—	—	92,498
Contracting / Services Group	29,466	(120)	(2,355)	—	(50)	(62)	26,879
Component Parts Group	20,230	(449)	(139)	(871)	—	—	18,771
Corporate and other (a)	1,079	—		(47)	—	12	1,044

Net sales	$152,657	$(7,156)	$(2,494)	$(3,715)	$(50)	$(50)	$139,192

(a)	Includes the operations of our Engineering Group, which is not significant to the overall operations of the Company, and adjustment for revenue on intercompany jobs. The Engineering Group was sold in November 2011.

19.	Subsequent Events

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and will part of our EET&P Group. We acquired Aarding to lead CECO’s expanding global natural gas business including the Flextor division which provides complimentary and integrated engineered solutions to those of Aarding. The purchase price included cash of $24.0 million at closing and 763,673 shares of restricted common stock. The cash paid was funded by the Company’s cash reserves. Additionally, the former owners of Aarding are entitled to earn-out payments of up to $7.2 million upon the attainment of specified financial targets through December 31, 2017.

Quarterly Dividend

On March 6, 2013, CECO’s Board of Directors approved raising its quarterly dividend 11% to $0.05 per share from the previous quarterly dividend of $0.045 per share. The dividend will be paid on March 28, 2013 to all shareholders of record at the close of business on March 18, 2013.