Form 10-Q
period 2013-03-31
CECO ENVIRONMENTAL CORP
filed 2013-05-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 17,734,002 shares of common stock, par value $0.01 per share, as of May 6, 2013.

CECO Environmental Corp. and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2013

CECO ENVIRONMENTAL CORP.

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,926	$22,994
Accounts receivable, net	26,802	29,499
Costs and estimated earnings in excess of billings on uncompleted contracts	12,372	5,747
Inventories, net	6,436	3,898
Prepaid expenses and other current assets	5,825	2,183

Total current assets	58,361	64,321
Property, plant and equipment, net	5,622	4,885
Goodwill	35,705	19,548
Intangible assets-finite life, net	4,380	1,283
Intangible assets-indefinite life	5,432	3,526
Deferred charges and other assets	4,595	541

	$114,095	$94,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,941	$—
Accounts payable and accrued expenses	19,206	15,093
Billings in excess of costs and estimated earnings on uncompleted contracts	12,410	11,368
Income taxes payable	2,005	1,079

Total current liabilities	35,562	27,540
Other liabilities	6,131	4,442
Debt, less current portion	770	—
Deferred income tax liability, net	1,426	128

Total liabilities	43,889	32,110

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 17,871,922 and 17,096,543 shares issued in 2013 and 2012, respectively	179	171
Capital in excess of par value	62,467	54,800
Accumulated earnings	11,010	9,691
Accumulated other comprehensive loss	(3,094)	(2,312)

	70,562	62,350
Less treasury stock, at cost, 137,920 shares in 2013 and 2012	(356)	(356)

Total shareholders’ equity	70,206	61,994

	$114,095	$94,104

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2013	2012
Net sales	$34,361	$33,026
Cost of sales	23,177	22,842

Gross profit	11,184	10,184
Selling and administrative	6,592	6,341
Acquisition expenses	1,095	0
Amortization	159	96

Income from operations	3,338	3,747
Other income (expense), net	131	(65)
Interest expense (including related party interest of $0 and $59, respectively)	(97)	(271)

Income before income taxes	3,372	3,411
Income tax expense	1,164	1,366

Net income	$2,208	$2,045

Per share data:
Basic net income	$0.13	$0.14

Diluted net income	$0.12	$0.12

Weighted average number of common shares outstanding:
Basic	17,078,192	14,527,371
Diluted	17,774,051	17,128,134

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2013	2012
Net income	$2,208	$2,045

Other comprehensive (loss) income
Foreign currency	(781)	118

Other comprehensive (loss) income	(781)	118

Comprehensive income	$1,427	$2,163

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2013	2012
Cash flows from operating activities:
Net income	$2,208	$2,045
Adjustment to reconcile net income to net cash provided operating activities:
Depreciation and amortization	414	318
Non cash interest expense included in net income	5	23
Share based compensation expense	158	154
Bad debt (recoveries) expense	(37)	21
Inventory reserve expense	69	56
Changes in operating assets and liabilities:
Accounts receivable	6,987	2,790
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,203)	4,369
Inventories	(137)	(270)
Prepaid expense and other current assets	(588)	509
Deferred charges and other assets	42	179
Accounts payable and accrued expenses	(878)	(2,452)
Billings in excess of costs and estimated earnings on uncompleted contracts	62	(609)
Income taxes payable	302	414
Other liabilities	1,725	121

Net cash provided by operating activities	8,129	7,668

Cash flows from investing activities:
Acquisitions of property and equipment	(53)	(73)
Net cash paid for acquisition	(24,379)	—

Net cash used in by investing activities	(24,432)	(73)

Cash flows from financing activities:
Net borrowings on revolving credit line	1,030	—
Proceeds from exercise of stock options	91	53
Dividends paid to common shareholders	(886)	(512)

Net cash provided by (used in) financing activities	235	(459)

Net (decrease) increase in cash and cash equivalents	(16,068)	7,136
Cash and cash equivalents at beginning of period	22,994	12,724

Cash and cash equivalents at end of period	$6,926	$19,860

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$0	$200

Common stock issued in business acquisition	$7,423	$0

Cash paid during the period for:
Interest	$318	$421

Income taxes	$1,282	$105

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

2.	New Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a significant impact on the Company’s financial statements, other than disclosure.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date — a consensus of the FASB Emerging Issues Task Force”. This ASU provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount is fixed at the reporting date. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013, including interim reporting periods within those years with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity — a consensus of the FASB Emerging Issues Task Force”. This ASU provides guidance on whether to release cumulative translation adjustments upon certain derecognition events, requiring an entity to distinguish between derecognition events of investments within a foreign entity and changes in investments in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed by year end.

(dollars in thousands)	March 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$59,557	$51,035
Estimated earnings	19,063	16,644

	78,620	67,679
Less billings to date	(78,658)	(73,300)

	$(38)	$(5,621)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess on uncompleted contracts	$12,372	$5,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,410)	(11,368)

	$(38)	$(5,621)

4.	Inventories

(dollars in thousands)	March 31, 2013	December 31, 2012
Raw materials and subassemblies	$5,274	$2,508
Finished goods	1,144	1,133
Parts for resale	727	684
Obsolescence allowance	(709)	(427)

	$6,436	$3,898

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $69 and $56 for the three month periods ended March 31, 2013 and 2012, respectively.

5.	Goodwill and Intangible Assets

(dollars in thousands)	Three months ended March 31, 2013		Year ended December 31, 2012
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$19,548	$3,526	$14,661	$3,218
Acquisitions	16,572	1,963	4,806	300
Foreign currency adjustments	(415)	(57)	81	8

	$35,705	$5,432	$19,548	$3,526

	As of March 31, 2013		As of December 31, 2012
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,414	$1,301	$1,414	$1,281
Employment agreements	170	10	170	0
Technology	270	14	230	0
Customer lists	4,256	405	2,343	1,593

	$6,110	$1,730	$4,157	$2,874

Amortization expense of finite life intangible assets for the three month ended March 31, 2013 and 2012 was $159 and $96, respectively. Amortization, over the next five years, for finite life intangibles will be $824 for the remainder of 2013, $816 in 2014, $772 in 2015, $713 in 2016, and $713 in 2017. As discussed in Note 15, the purchase price allocation for the Aarding acquisition is preliminary. As a result, the amount allocated to intangible assets and goodwill may be adjusted in future quarters.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Debt

US Debt

We entered into our current bank facility on December 29, 2005 with Fifth Third Bank (as amended, the “Bank Facility”). The Bank Facility was amended on various dates and fees paid for these amendments are deferred and amortized over the remaining term of the respective Bank Facility Amendments.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amended and restated in its entirety the Bank Facility and extended the termination date of the line of credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increased the limit on letters of credit from $5.0 million to $10.0 million and reset the pricing grid. The maximum commitment under the Line of Credit remained at $20.0 million.

Terms of the Bank Facility, prior to the March 22, 2013 Amendment described below, include financial covenants which required compliance at each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio was 1.25:1.0 and the Maximum Funded Debt to EBITDA covenant was 3.0 to 1.

On March 22, 2013, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the amended and restated credit agreement with the lender and certain of the Loan Parties (as amended, the “Credit Agreement”). Fees of $105,000 were paid for this amendment.

The Amendment (i) recognizes Adwest Technologies, Inc. (“Adwest”) as a Borrower (as that term is defined in the Credit Agreement) and provides Lender consent to the Adwest acquisition we completed in December 2012 and the Company guaranty of any Adwest earn out payments, (ii) extends the termination date of the line of credit from April 1, 2013 to April 1, 2014, (ii) increases the maximum line of credit from $20.0 million to $25.0 million (subject to availability), (iii) provides lender consent to funding related to the acquisition of ATA Beheer B.V., (iv) modifies the calculation of the borrowing base to 150% of trailing 12 months EBITDA excluding Netherland acquired subsidiaries, (v) changes the Maximum Total Funded Debt to Adjusted EBITDA Ratio (as that term is defined in the Credit Agreement) requirement to not to exceed 2.0 to 1 for any period ending on or after March 31, 2013, and (vi) makes certain other additional changes.

If we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. Our Credit Agreement contains customary covenants and events of default. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt.

In connection with the Amendment, CECO Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company, CECO Abatement Systems, Inc., Effox Inc., Fisher-Klosterman, Inc., AVC, Inc. and Adwest Technologies, Inc. entered into a Seventh Amended and Restated Revolving Credit Promissory Note effective March 22, 2013 to reflect the extended maturity date and interest rate modifications.

We repaid the term loan in full in 2010 and have $0.8 million outstanding borrowings under the line of credit as of March 31, 2013 and no outstanding borrowings under the line of credit as of December 31, 2012. Borrowings are subject to a borrowing base limitation of to 150% of trailing 12 months EBITDA excluding Netherland acquired subsidiaries, including reducing the borrowing base by the amount of outstanding letters of credit, and at March 31, 2013, $22.2 million could be borrowed at an interest rate of LIBOR plus 3.5%. As of March 31, 2013, the Company has $2.0 million in outstanding trade letters of credit. As of March 31, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Foreign Debt

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of March 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of March 31, 2013, €2.0 million ($2.6 million as of March 31, 2013) of the bank guarantee and €1.2 million ($1.5 million as of March 31, 2013) of the overdraft facility are being used by the borrowers.

7.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012 are below (shares and dollars in thousands except per share amounts).

	For the three month period ended March 31, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,208	17,078	$0.13
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	696	(0.01)

Diluted earnings and earnings per share	$2,208	17,774	$0.12

	For the three month period ended March 31, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,045	14,527	$0.14
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	211
Subordinated convertible promissory notes	86	2,390	(0.02)

Diluted earnings and earnings per share	$2,131	17,128	$0.12

Options and warrants included in the computation of diluted earnings per share are also included on the treasury stock method. Options and warrants to purchase 40,000 and 400,000 shares as of March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Diluted earnings per share as of March 31, 2012 includes a $86,000 after tax addback of interest expense and 2.4 million additional shares related to the assumed conversion of convertible investor notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three months ended March 31, 2013 or March 31, 2012. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

The Company declared and on March 28, 2013 paid to common stockholders a quarterly dividend of $0.05 per share compared to $0.035 in the same period in 2012. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Bank Facility.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $154,000 during the quarters ended March 31, 2013 and 2012,

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

$ in thousands	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Pension plan:
Service cost	$17	$15
Interest cost	78	82
Expected return on plan assets	(102)	(94)
Amortization of net actuarial loss	92	83

Net periodic benefit cost	$85	$86

Health care plan:
Interest cost	$1	$1
Amortization of gain	(4)	(2)

Net periodic benefit cost	$(3)	$(1)

We made contributions to our defined benefit plans in the first quarter of 2013 totaling $21,000. We anticipate contributing $186,000 to fund the pension plan and $15,000 for the retiree health care plan during the remainder of fiscal of 2013.

10.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2007.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2013 and December 31, 2012, the liability for uncertain tax positions totaled approximately $162,000. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

11.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox and Aarding subsidiaries. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. Accrued warranty expense is included in Accounts payable and accrued expenses on our condensed consolidated balance sheets, and the change in accrued warranty expense is summarized in the following table:

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$ in thousands	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Beginning balance	$531	$431
Provision	36	64
Payments	(66)	(42)
Acquisition	440	—

Ending balance	$941	$453

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at March 31, 2013, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market. As these inputs are not considered to be observable (i.e. supported by little or no market activity), the Company has designated these obligations as Level 3.

13.	Commitments and Contingencies – Legal Matters

On January 13, 2011, the SEC initiated a non-public formal investigation of the Company. The investigation is focused on certain trading activities in the Company’s stock and the late filing of certain Forms 4 and 5 by the Chairman of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. The Company has been informed that the Chairman is in the process of negotiating a civil settlement with the staff of the SEC’s Enforcement Division. The Company believes, after discussions and negotiations with the staff of the SEC’s Enforcement Division, that the Company will not be subject to any claims. However, any proposed settlement will be subject to final approval by the SEC. Therefore, because the matter is ongoing, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations. In accordance with the terms of our bylaws and the General Corporation Law of Delaware, the Company is advancing expenses incurred by our Chairman and the other director in this matter. No loss is considered probable at this time.

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

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund (“the Fund”) and may be liable for an amount up to $5.3 million plus interest. The Company is disputing the allegation in its entirety. The Company has obtained legal counsel and plans to vigorously defend itself. Based on currently available information, we have not recorded any reserves related to this matter as of March 31, 2013.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by four Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The case is still in early stages, as it had been dormant until recently. The Company intends to vigorously defend the matter. Based on currently available information, we have not recorded any reserve with respect to this matter as of March 31, 2013.

On January 14, 2013, CECO Environmental Corp., The Kirk & Blum Manufacturing Company and K&B Duct were served as defendants in the United States District Court for the Western District of Virginia. The plaintiffs are Jeffrey Hodges, Tommy Lee Bonds, and John Paul Spangler. It is a product liability case in which the plaintiffs are alleging (i) breach of warranty with respect to aluminum dust collection equipment, including back-blast dampers and (ii) negligence, including in the design of the explosion isolation control

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

equipment (back-blast dampers). CECO (but not its subsidiaries) has been dropped as a defendant. Two of the plaintiffs are asking for $5 million each plus interest and costs. The third plaintiff is asking for $1 million, plus interest and costs. To date the Company’s insurance carrier has agreed to defend the claims, and have retained counsel to defend the Company. We intend to vigorously defend this suit. Based on currently available information, as of March 31, 2013, we have not recorded any reserve with respect to this matter.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies,” and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Accordingly, we have not accrued any amount as of March 31, 2013. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, or results of operations.

14.	Stock Purchase

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO common stock over an eighteen month period. During the three months ended March 31, 2013 and 2012, the Company did not repurchase any common stock and the program expired in February 2013.

15.	Acquisition

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and will part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.3 million as of March 31, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ( $7.2 million as of March 31, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing. The acquisition accounting is dependent on certain valuations and other studies that have yet to progress to a stage where there is sufficient information for a definitive measurement. The approximate fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company’s future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$ in thousands
Current assets	$15,062
Property and equipment	959
Goodwill	16,572
Intangible – finite life, net	3,271
Intangible – indefinite life	1,963

Total assets acquired	37,827
Current liabilities assumed	(9,585)

Net assets acquired	$28,242

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2013	2012
Net sales	$39,717	$40,151
Net income	$2,130	$2,457
Earnings per share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.14

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life eliminate intercompany balances and transactions between the Company and Aarding, record compensation expense related to the consideration paid that is contingent upon the continued employment of the Sellers, record compensation expense related to the estimated contingent cash earn out, which assumes the EBITDA targets, as defined in the SPA, are met, foregone interest income on cash paid for the acquisition, and the recognition of the income tax consequences of the pro forma adjustments tax effected at estimated statutory rates. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Acquisition expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, earn-out arrangements, legal, accounting, banking, and other expenses.

16.	Subsequent Event

The Company announced on April 22, 2013 that it entered into a definitive agreement to acquire Met-Pro Corporation (“Met-Pro”). Met-Pro is a leading global, niche-oriented provider of product recovery, pollution control, fluid handling and filtration solutions across multiple diversified end-markets. Pursuant to the terms of the definitive agreement, CECO will acquire all of the outstanding shares of Met-Pro common stock in a cash and stock transaction valued at a total of approximately $210 million, or $13.75 per share. Under the terms of the agreement, Met-Pro’s shareholders may elect to exchange each share of Met-Pro common stock for either $13.75 in cash or shares of CECO common stock having an equivalent value based the volume weighted average trading price of CECO common stock for the 15-trading day period ending on the date immediately preceding the closing of the acquisition, subject to a collar. Overall elections are subject to proration such that approximately 53% of the Met-Pro shares (treating equity award shares as outstanding shares calculated using the treasury share method) will be exchanged for cash and 47% for stock.

The Company and Met-Pro have made customary representations, warranties and covenants in the definitive agreement, including Met-Pro agreeing not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. The definitive agreement also contains certain termination rights for both CECO and Met-Pro, and further provides that, upon termination of the definitive agreement under certain circumstances, including a termination by Met-Pro to enter into an agreement for a superior proposal, Met-Pro may be obligated to pay the Company a termination fee of $6,740,000. In certain other circumstances upon termination of the definitive agreement by the Company, including the failure to obtain financing, the Company may be required to pay Met-Pro a reverse termination fee of $10,365,000. The completion of the acquisition is subject to standard closing conditions including the approval of the stockholders of both CECO and Met-Pro.

The definitive agreement is not subject to any financing contingency. In connection with the execution of the definitive agreement, CECO entered into a commitment letter, dated April 21, 2013 (the “Commitment Letter”), with Bank of America, N.A., as administrative agent and as collateral agent, and Merrill Lynch,

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The Commitment Letter provides for a senior secured amortizing term loan facility in the aggregate principal amount of $65,000,0000 and a senior secured revolving credit facility for loans and letters of credit of up to $60,000,000 in aggregate principal amount (collectively, the “Senior Credit Facilities”); provided that the Senior Credit Facilities may be increased by up to $30,000,000 in the aggregate without further consent of the lenders party thereto although there is no commitment to provide such incremental financing. The Senior Credit Facilities may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the transactions contemplated by the Merger Agreement, to repay existing indebtedness of the Company, Met-Pro and their respective subsidiaries, and to provide working capital to the Company and its subsidiaries from and after the closing date. The Senior Credit Facilities will be guaranteed by all domestic and most foreign subsidiaries of the Company.

The boards of directors of each of CECO and Met-Pro have unanimously approved the acquisition transaction. CECO stockholders who own approximately 26% of the current voting power of CECO have signed voting agreements and irrevocable proxies to vote in favor of the transaction.

17.	Business Segment Information

CECO’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Condensed Consolidated Statements of Income.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our Engineered Equipment and Parts Group, located in the United States as well as the Netherlands, Canada, Brazil, China, and India, is comprised of Aarding, Adwest, A.V.C., CECO Abatement, CECO Filters, Busch International, , Effox, Fisher-Klosterman, and Flextor. We enable our customers to meet Best Available Control Technology requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment, and wood products industries.

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

The accounting policies of the segments are the same as those in the condensed consolidated financial statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summary of Business by Segment

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$19,195	$18,109
Netherlands	2,114	—
Canada	1,747	1,940
China	1,954	720
Brazil	0	121

subtotal	25,010	20,890
Contracting / Services	4,119	7,082
Component Parts	5,059	5,082
Corporate	173	(28)

Net sales	$34,361	$33,026

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net Operating Income (Loss)
Engineered Equipment Technology and Parts	$4,280	$3,305
Contracting / Services	573	1,121
Component Parts	920	1,089
Corporate and other (a)	(2,465)	(1,695)
Eliminations	30	(73)

Net operating income	$3,338	$3,747

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Property and Equipment Additions
Engineered Equipment Technology and Parts	$37	$20
Contracting / Services	10	16
Component Parts	6	27
Corporate	0	10

Property and equipment additions	$53	$73

	Three months ended March 31,
(dollars in thousands)	2013	2012
Depreciation and Amortization
Engineered Equipment Technology and Parts	$283	$161
Contracting / Services	52	56
Component Parts	46	49
Corporate	33	52

Depreciation and Amortization	$414	$318

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)	March 31, 2013	December 31, 2012
Identifiable Assets
Engineered Equipment Technology and Parts	$100,610	$60,516
Contracting / Services	5,990	8,055
Component Parts	5,736	5,573
Corporate (b)	1,759	19,960

Identifiable Assets (c)	$114,095	$94,104

(b)	Corporate assets primarily consists of cash and income tax related assets.
(c)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

	March 31,
(dollars in thousands)	2013	2012
Goodwill
Engineered Equipment Technology and Parts	$35,705	$19,548

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended March 31, 2013
	Total	Less intra- segment	Less inter-segment sales						Net sales to outside
(dollars in thousands)	sales	sales	EE&P	C/S		CP		Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts
United States	$19,393	$(198)	$—	$		$		$—	$19,195
Netherlands	2,114	—	—		—		—	—	2,114
China	1,954	—	—		—		—	—	1,954
Canada	1,757	(10)	—		—		—	—	1,747

Subtotal	25,218	(208)	—		—		—	—	25,010
Contracting / Services	5,135	(44)	(972)		—		—	—	4,119
Component Parts	5,432	(159)	(11)		(203)		—	—	5,059
Corporate and other (a)	—	—	—		—		—	173	173

Net sales	$35,785	$(411)	$(983)		$(203)		$—	$173	$34,361

	Three months ended March 31, 2012
	Total	Less intra- segment	Less inter-segment sales				Net sales to outside
(dollars in thousands)	sales	sales	EE&P	C/S	CP	Corp. (a)	customers
Net Sales
Engineered Equipment Technology and Parts
United States	$18,921	$(247)	$—	$(565)	$—	$—	$18,109
China	1,443	(723)	—	—	—	—	720
Canada	1,940	—	—	—	—	—	1,940
Brazil	121	—	—	—	—	—	121

Subtotal	22,425	(970)	—	(565)	—	—	20,890
Contracting / Services	7,545	(34)	(429)	—	—	—	7,082
Component Parts	5,448	(78)	(5)	(283)	—	—	5,082
Corporate and other (a)	24	—	—	(10)	—	(42)	(28)

Net sales	$35,442	$(1,082)	$(434)	$(858)	$—	$(42)	$33,026

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management discussion and analysis of financial condition and results of operations

The Company’s condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012 reflect the consolidated operations of the Company and its subsidiaries.

We are one of the leading global providers of air-pollution control technology products and services. These products, technology, and services are marketed under the “Effox,” “Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “A.V.C.,” “Busch International,” “CECO Filters,” “CECO Abatement Systems,” “Adwest,” and “Aarding” trade names. Our revenues are generated by our services of engineering and designing as well as building equipment, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities and equipment that controls emissions from such facilities. We have a diversified base of more than 3,500 active customers among a myriad of industries including aerospace, brick, cement, steel, ceramics, metal working, ethanol, printing, paper, food, foundry, power, refining, mining, metal plating, woodworking, chemicals, tobacco, glass, automotive, and pharmaceuticals. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

We believe that as economic conditions continue to improve, there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy-saving alternatives as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Our Chinese operation is experiencing expansion due to the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, KB Duct, CECO Environmental India, Effox, Fisher-Klosterman, Buell, Flextor, A.V.C., Adwest, and Aarding. At the same time, we have been able to consolidate these new entities into our existing lean corporate structure without increasing costs proportionally. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

Recent Developments

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and will be part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million at closing and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.3 million as of March 31, 2013) is contingent upon the future employment by the Sellers and, therefor, has been classified as prepaid compensation by the Company. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.2 million as of March 31, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company.

Subsequent to the quarter ended March 31, 2013, we entered into a definitive agreement with Met-Pro Corporation (“Met-Pro”) to acquire all of its outstanding shares in a cash and stock transaction for a total consideration valued at approximately $210 million as of the signing date. Met-Pro is a leading global, niche-oriented provider of product recovery, pollution control, fluid handling and filtration solutions across multiple diversified end-markets. We anticipate closing on the Met-Pro transaction in the third quarter of 2013.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is sales,

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

gross margins, manufacturing, pricing, safety, employee development, and customer service excellence. The managers work closely with the CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have organizational focus from headquarters through-out our divisional businesses with and minimal duplicative work streams. We are structured for growth and will do smart future bolt-on acquisitions with a full integration strategy.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP. These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

As a result, the Company is providing financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information, which the Company’s management utilizes to evaluate its ongoing financial performance and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures, non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Adwest and Aarding and the contemplated acquisition of Met-Pro. The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Adwest, which closed on December 31, 2012 and Aarding, which closed on February 28, 2013, and the acquisition of Met-Pro, which the Company anticipates closing in the third quarter of 2013, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Notes 15 and 16 to the unaudited Condensed Consolidated Financial Statements for further information on the Aarding and Met-Pro acquisitions.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Our condensed consolidated statements of income for the three months periods ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31,
($’s in millions)	2013	2012
Net sales	$34.4	$33.0
Cost of sales	23.2	22.8

Gross profit	$11.2	$10.2
Percent of sales	32.6%	30.9%
Selling and administrative expenses	$6.6	$6.3
Percent of sales	19.2%	19.1%
Operating income	$3.3	$3.7
Operating margin	9.9%	11.5%

To compare quarterly operating performance between the first quarter of 2013 and the first quarter of 2012, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn-out arrangements, legal, accounting, banking, and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	For the three months ended March 31,
($’s in millions)	2013	2012
Operating income as reported in accordance with GAAP	$3.3	$3.7
Operating margin in accordance with GAAP	9.9%	11.5%
Acquisition expenses	1.1	0
Amortization of purchased intangible assets	0.1	.1

Non-GAAP operating income	$4.5	$3.8
Non-GAAP operating margin	13.4%	11.5%

Consolidated sales for the first quarter were $34.4 million compared to $33.0 million in 2012. The increase in sales was primarily due to the 19.7% sales increase in our EET&G Group offset by a 41.8% decrease in our C/S Group. The CP Group first quarter sales for 2013 sales were comparable to the first quarter of 2012.

Gross profit increased by $1.0 million, or 9.8%, to $11.2 million in the first quarter of 2013 compared with $10.2 million in the same period of 2012. Gross profit as a percentage of sales was 32.6% in 2013 compared to 30.9% in 2012.

Orders booked in the first quarter of 2013 were $37.6 million compared to $30.7 million during the first quarter of 2012, an increase of $6.9 million or 22.5%. The increase in 2013 first quarter bookings is primarily due to $4.1 million bookings at our recent acquisitions of Aarding and Adwest.

Selling and administrative expenses were $6.6 million during the first quarter of 2013 compared to $6.3 million during the first quarter of 2012.

Acquisition related expenses during the first quarter of 2013 of $1.1 million are for expenses related to the Aarding acquisition and Met-Pro transaction, which includes retention, earn-out arrangements, legal, accounting, banking, and other expenses.

Amortization expense was $0.2 for the first quarter of 2013 and $0.1 in the first quarter of 2012. The increase in amortization expense was the result of certain finite life intangibles related to our recent Aarding and Adwest acquisitions.

Operating income decreased to $3.3 million in the first quarter of 2013 compared to $3.7 million during the same quarter of 2012. The decrease was principally related to the acquisition related expenses discussed earlier.

Interest expense decreased to $97,000 in the first quarter of 2013 from $271,000 in the first quarter of 2012. The decrease is due to the conversion our subordinated debt into equity since the first quarter of 2012, all of which remaining notes converted in 2012.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Federal and state income tax expense was $1.2 million during the first quarter of 2013 compared to $1.4 million during the same quarter of 2012. The effective income tax rate for the first quarter of 2013 is 34.5% and for the comparable period of 2012 was 40.0%. Our effective tax rate is affected by certain permanent differences including non-deductible acquisition expense, non-deductible incentive stock based compensation and acquisition related expenses, reversals of certain income tax reserves/deferrals, and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the condensed consolidated Statements of Income.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$19,195	$18,109
Netherlands	2,114	—
Canada	1,747	1,940
China	1,954	720
Brazil	0	121

subtotal	25,010	20,890
Contracting / Services	4,119	7,082
Component Parts	5,059	5,082
Corporate	173	(28)

Net sales	$34,361	$33,026

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net Operating Income (Loss)
Engineered Equipment Technology and Parts	$4,280	$3,305
Contracting / Services	573	1,121
Component Parts	920	1,089
Corporate and other (a)	(2,465)	(1,695)
Eliminations	30	(73)

Net operating income	$3,338	$3,747

(a)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Equipment Technology and Parts Group (“EET&P”)

Our EET&P Group net sales increased $4.1 million to $25.0 million in the first quarter of 2013 compared to $20.9 million in the same quarter of 2012. This increase is primarily due to $4.1 million net sales attributable to our recent Adwest and Aarding acquisitions combined with a $1.2 million revenue increase at our China operations. The increase in revenues was offset by a $2.2 million decrease in revenues from our Fisher-Klosterman division.

Operating income from the EET&P Group increased 30.3% to $4.3 million in the first quarter of 2013 from $3.3 million in the same period of 2012, an increase of $1.0 million. The increase was due to an increase of $0.3 million from our recent Adwest and Aarding acquisitions, combined with increases of $0.4 at our China operations and $0.2 at our Effox/Flextor divisions. The increase at Effox/Flextor was due to increased margins on contracts, while the increase at our China operations was due to increased volume.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Contracting / Services Group (“C/S”)

Our C/S Group is continuing to target higher margin design, build, end user customer segments, which resulted in net sales of $4.1 million in the first quarter of 2013 compared to $7.1 million in the same period of 2012. The C/S Group is also increasing its focus on service work, which normally occurs in the middle to end of year time periods.

Operating income for the C/S Group was $0.6 million in the first quarter of 2012 compared to $1.1 million in the first quarter of 2011. This decrease is primarily due to the volume decrease experienced during the first quarter of 2013.

Component Parts Group (“CP”)

CP Group net sales were constant at $5.1 million in the first quarter of 2013 and 2012.

Operating income for the CP Group was $0.9 million in the first quarter of 2013 compared to $1.1 million in the first quarter of 2012. This decrease is primarily due to increased competitive pricing pressure in the marketplace.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of March 31, 2013, was $75.8 million compared to $59.5 million as of December 31, 2012, an increase of 27%. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of interest on our outstanding debt, working capital and other general corporate requirements including acquisitions.

At March 31, 2013 and December 31, 2012, cash and cash equivalents totaled $6.9 million and $23.0 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance. We have $0.8 million of outstanding borrowings under the line of credit as of March 31, 2013 and no outstanding borrowings under the line of credit as of December 31, 2012.

We entered into our current Bank Facility on December 29, 2005 with Fifth Third Bank. The Bank Facility was amended on various dates and fees paid for these amendments were deferred and are being amortized over the remaining term of the Bank Facility.

On August 6, 2010, the Company entered into an amended and restated credit agreement effective as of June 30, 2010, which amends and restates in its entirety the Bank Facility and extended the termination date of the line of credit to April 1, 2013 and the term loan to April 1, 2014. The amendment and restatement also increases the limit on letters of credit from $5.0 million to $10.0 million and reset the pricing grid. The maximum commitment under the Line of Credit remained at $20.0 million. Fees of $23,000 were paid for this amendment.

Terms of the Bank Facility, prior to the Amendment described below, include financial covenants which required compliance at each quarter through March 31, 2013. The maximum capital expenditures financial covenant is $2.5 million per year. The minimum Fixed Charge Coverage Ratio was 2.5:1.0 for each quarter through the quarter ended June 30, 2010 and 1.25:1.0 thereafter. The Maximum Funded Debt to EBITDA covenant was 3.0 to 1.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

On March 22, 2013, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the amended and restated credit agreement with the lender and certain of the Loan Parties (as amended, the “Credit Agreement”). Fees of $105,000 were paid for this amendment.

The Amendment (i) recognizes Adwest Technologies, Inc. (“Adwest”) as a Borrower (as that term is defined in the Credit Agreement) and provides Lender consent to the Adwest acquisition we completed in December 2012 and the Company guaranty of any Adwest earn out payments, (ii) extends the termination date of the line of credit from April 1, 2013 to April 1, 2014, (ii) increases the maximum line of credit from $20.0 million to $25.0 million (subject to availability), (iii) provides lender consent to funding related to the acquisition of ATA Beheer B.V., (iv) modifies the calculation of the borrowing base to 150% of trailing 12 months EBITDA excluding Netherland acquired subsidiaries, (v) changes the Maximum Total Funded Debt to Adjusted EBITDA Ratio (as that term is defined in the Credit Agreement) requirement to not to exceed 2.0 to 1 for any period ending on or after March 31, 2013, and (vi) makes certain other additional changes.

If we fail to pay (after grace periods) any other debt or lease that, individually or in the aggregate involves indebtedness in excess of $100,000, and such default gives any creditor or lessor the right to accelerate the maturity of any such indebtedness or lease payments, then absent a waiver from the lender, it would result in a default under our Bank Facility and the acceleration of the maturity of outstanding debt under our Bank Facility. Our Credit Agreement contains customary covenants and events of default. Our property and equipment, accounts receivable, investments and inventory serve as collateral for our bank debt.

In connection with the Amendment, CECO Filters, Inc., New Busch Co., Inc., The Kirk & Blum Manufacturing Company, CECO Abatement Systems, Inc., Effox Inc., Fisher-Klosterman, Inc., AVC, Inc. and Adwest Technologies, Inc. entered into a Seventh Amended and Restated Revolving Credit Promissory Note effective March 22, 2013 to reflect the extended maturity date and interest rate modifications.

We repaid the term loan in full in 2010 and have $0.8 million outstanding borrowings under the line of credit as of March 31, 2013 and no outstanding borrowings under the line of credit as of December 31, 2012. Borrowings are subject to a borrowing base limitation of to 150% of trailing 12 months EBITDA excluding Netherland acquired subsidiaries, including reducing the borrowing base by the amount of outstanding letters of credit, and at March 31, 2013, $22.2 million could be borrowed at an interest rate of LIBOR plus 3.5%. As of March 31, 2013, the Company has $2.0 million in outstanding trade letters of credit. As of March 31, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledge for the facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of March 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of March 31, 2013, €2.0 million ($2.6 million as of March 31, 2013) of the bank guarantee and €1.2 million ($1.5 million as of March 31, 2013) of the overdraft facility are being used by the borrowers.

In connection with the acquisition of Met-Pro described in Subsequent Events Note 16, on April 21, 2013, CECO entered into a commitment letter, dated April 21, 2013 (the “Commitment Letter”), with Bank of America, N.A., as administrative agent and as collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The Commitment Letter provides for a senior secured amortizing term loan facility in the aggregate principal amount of $65,000,0000 and a senior secured revolving credit facility for loans and letters of credit of up to $60,000,000 in aggregate principal amount (collectively, the “Senior Credit Facilities”); provided that the Senior Credit Facilities may be increased by up to $30,000,000 in the aggregate without further consent of the lenders party thereto although there is no commitment to provide such incremental financing. The Senior Credit Facilities may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the transactions contemplated by the definitive agreement to acquire Met-Pro, to repay existing indebtedness of the Company, Met-Pro and their respective subsidiaries, and to provide working capital to the Company and its subsidiaries from and after the closing date.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2013	2012
Net cash provided by operating activities	$8,129	$7,668
Net cash used in investing activities	(24,432)	(73)
Net cash provided by (used in) financing activities	235	(459)

Net (decrease) increase in cash	$(16,068)	$7,136

For the three months ended March 31, 2013, $8.1 million of cash was provided by operating activities compared to $7.7 million provided by operating activities for the same period in 2012. The $0.4 million increase in cash flows from operating activities was primarily due to the cash provided of $4.2 million in Accounts Receivable, $1.6 million in Accounts Payable and Accrued Expenses, and $0.7 in Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts offset by cash used of $6.5 million in Costs in Excess of Billings.

Our net investment in working capital (excluding cash and cash equivalents) at March 31, 2013 was $17.8 million as compared to $14.3 million at December 31, 2012. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income.

For the three months ended March 31, 2013, net cash used in investing activities was $24.4 million. The acquisition of Aarding used cash of $24.4 million and $0.1 million was used for capital expenditures of plant and equipment. For the three months ended March 31, 2012, net cash used in investing activities of $0.1 million was for capital expenditures of plant and equipment.

For the three months ended March 31, 2013, financing activities provided cash of $1.0 million by net borrowings on credit facilities and $0.1 million by the exercise of stock options offset by cash used of $0.9 million for the payment of common stock dividends.

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

In connection with the Met-Pro acquisition, it will be necessary for us to take on significant additional debt to fund the transaction. See the description of the Commitment Letter below. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, and committed acquisition financing for Met-Pro (or financing we obtain in lieu of the committed financing), will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Form 10-Q and include, but are not limited to: our ability to complete the proposed merger with Met-Pro Corporation (“Met-Pro”); our ability to successfully integrate Met-Pro’s operations and to realize the synergies from the acquisition; failure of Met-Pro’s shareholders to approve the Agreement and Plan of Merger, dated as of April 21, 2013 (the “Merger

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Agreement”), by and among the Company, Met-Pro, Mustang Acquisition Inc., and Mustang Acquisition II Inc.; failure of our stockholders to approve the issuance of our common stock to Met-Pro shareholders contemplated by the Merger Agreement; the ability to obtain and the final terms of the financing we use for the cash portion of the merger consideration contemplated by the Merger Agreement; risks to the mergers contemplated by the Merger Agreement and the surviving company related to litigation in which we and Met-Pro are or may become involved; our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	Risk Factors

There have been no material changes in the Company’s risk factors that we disclosed in “Item 1A. Risk Factors” of our Form 10-K for 2012 since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, other than as set forth below.

Risks Relating to Our Agreement to Acquire Met-Pro

The integration of the Company and Met-Pro following the merger may present significant challenges.

We may face significant challenges in combining Met-Pro’s operations into our operations in a timely and efficient manner and in retaining key Met-Pro personnel. The failure to integrate successfully the Company and Met-Pro and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

We will have a substantial additional amount of debt outstanding after completing the merger, and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and have other consequences.

We will have a significant amount of debt outstanding after consummation of the merger. The amount of our indebtedness could have important consequences, including without limitation:

•

We may be required to use a substantial portion of our cash flow from operations to make interest payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

•	we may have limited flexibility to react to changes in our business and industry;

•	it may be more difficult for us to satisfy our other obligations;

•	we may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions, or other purposes;

•	we may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and

•	we may be at a disadvantage compared to its competitors that have less debt.

Our ability to make payments on our debt and to pay dividends on our common stock will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that:

•	Our business will generate sufficient cash flow from operations to service and repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures;

•	future borrowings will be available under our credit facilities or any future credit facilities in an amount sufficient to enable us to repay our debt and pay dividends on our common stock; or

•	we will be able to refinance any of its debt on commercially reasonable terms or at all.

If we cannot generate sufficient cash from our operations to meet our debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. If we become unable to meet our debt service and repayment obligations, we would be in default under the terms of our credit agreement, which would allow our lenders to declare all outstanding borrowings to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.

CECO ENVIRONMENTAL CORP.

Satisfying closing conditions may delay or prevent completion of the merger.

Completion of the merger is conditioned upon Met-Pro’s shareholders approving, at a special meeting, the merger and our stockholders approving, at a special meeting, the issuance of the common stock to Met-Pro shareholders in the merger. If the shareholders of Met-Pro or our stockholders do not approve these matters at their respective meetings to be held after the joint proxy statement/prospectus related to the merger is effective, the merger will not be consummated.

Whether or not the merger is completed, we will incur transaction, integration and restructuring costs in connection with the proposed merger.

We have incurred and will continue to incur significant costs in connection with the proposed merger, including fees of our attorneys, accountants and financial advisors. Under certain circumstances set forth in the definitive merger agreement, we may be required to pay Met-Pro a reverse termination fee of $10,365,000. If the merger is consummated, we and Met-Pro expect to incur additional costs associated with transaction fees and other costs related to the merger. We will incur integration and restructuring costs following the completion of the merger as we integrate the businesses of Met-Pro with those of the Company. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.

These disruptions could include the following:

☐	Current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect Met-Pro’s and our ability to retain or attract key managers and other employees.

☐	Current and prospective customers of Met-Pro or the Company may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with either company or choose another provider.

☐	The attention of management of each of Met-Pro and the Company may be diverted from the operation of the businesses toward the completion of the merger

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	No further disclosure required.

(b)	Not applicable.

(c)	The Company did not repurchase any of its common stock during the three months ended March 31, 2013.

ITEM 6.	Exhibits

2.1*	Share Purchase Agreement dated February 28, 2013. (Incorporated by reference to Exhibit 2.1 of CECO Environmental Corp.’s (the “Company”) Current Report on Form 8-K filed with the SEC on March 4, 2013)

2.2*	Agreement and Plan of Merger by and among Met-Pro Corporation, CECO Environmental Corp., Mustang Acquisition Inc. and Mustang Acquisition II Inc., dated as of April 21, 2013. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.1	First Amendment to Amended and Restated Credit Agreement entered into March 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013)

CECO ENVIRONMENTAL CORP.

10.2	Seventh Amended and Restated Revolving Credit Promissory Note, effective date March 22, 2013. (Incorporated by reference to Exhibit 10.2 of CECO Environmental Corp.’s (the “Company”) Current Report on Form 8-K filed with the SEC on March 27, 2013)

10.3	Commitment Letter dated April 21, 2013 from Bank of America, NA and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.4	Voting Agreement of Icarus Investment Corp., Phillip DeZwirek and Jason DeZwirek, dated April 21, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Benton L. Cook
Benton L. Cook Interim Chief Financial Officer

Date: May 10, 2013