Form 10-Q
period 2013-06-30
CECO ENVIRONMENTAL CORP
filed 2013-08-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 17,818,584 shares of common stock, par value $0.01 per share, as of August 5, 2013.

CECO Environmental Corp. and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2013

CECO ENVIRONMENTAL CORP.

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)	JUNE 30, 2013	DECEMBER 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,066	$22,994
Accounts receivable, net	28,283	29,499
Costs and estimated earnings in excess of billings on uncompleted contracts	13,713	5,747
Inventories, net	6,080	3,898
Prepaid expenses and other current assets	6,682	2,183

Total current assets	59,824	64,321
Property, plant and equipment, net	5,529	4,885
Goodwill	27,578	19,548
Intangible assets-finite life, net	13,984	1,283
Intangible assets-indefinite life	6,348	3,526
Deferred charges and other assets	4,297	541

	$117,560	$94,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,579	$—
Accounts payable and accrued expenses	20,101	15,093
Billings in excess of costs and estimated earnings on uncompleted contracts	12,114	11,368
Income taxes payable	0	1,079

Total current liabilities	33,794	27,540
Other liabilities	6,471	4,442
Deferred income tax liability, net	4,207	128

Total liabilities	44,472	32,110

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 17,933,254 and 17,096,543 shares issued in 2013 and 2012, respectively	179	171
Capital in excess of par value	63,035	54,800
Accumulated earnings	13,169	9,691
Accumulated other comprehensive loss	(2,939)	(2,312)

	73,444	62,350
Less treasury stock, at cost, 137,920 shares in 2013 and 2012	(356)	(356)

Total shareholders’ equity	73,088	61,994

	$117,560	$94,104

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net sales	$44,433	$34,592	$78,794	$67,618
Cost of sales	30,136	24,045	53,313	46,887

Gross profit	14,297	10,547	25,481	20,731
Selling and administrative	8,100	6,186	14,692	12,527
Acquisition expenses	2,299	0	3,394	0
Amortization	591	76	750	172

Income from operations	3,307	4,285	6,645	8,032
Other (expenses) income, net	(59)	1	72	(64)
Interest expense (including related party interest of $0 and $59, and $0 and $118, respectively)	(154)	(266)	(251)	(537)

Income before income taxes	3,094	4,020	6,466	7,431
Income tax expense	51	1,535	1,215	2,901

Net income	$3,043	$2,485	$5,251	$4,530

Earnings per share:
Basic	$0.17	$0.17	$0.30	$0.31

Diluted	$0.17	$0.15	$0.29	$0.27

Weighted average number of common shares outstanding:
Basic	17,750,512	14,615,913	17,416,118	14,571,642
Diluted	18,355,496	17,211,339	18,066,539	17,169,674

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$3,043	$2,485	$5,251	$4,530

Other comprehensive income (loss):
Foreign currency	153	(204)	(628)	(86)

Other comprehensive income (loss)	153	(204)	(628)	(86)

Comprehensive income	$3,196	$2,281	$4,623	$4,444

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
(dollars in thousands)
Cash flows from operating activities:
Net income	$5,251	$4,530
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,313	610
Non cash interest expense included in net income	34	46
Share based compensation expense	373	328
Bad debt (recoveries) expense	(26)	24
Inventory reserve expense	67	82
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,495	4,720
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,544)	3,786
Inventories	221	(228)
Prepaid expense and other current assets	(1,444)	(633)
Deferred charges and other assets	310	181
Accounts payable and accrued expenses	20	(2,702)
Billings in excess of costs and estimated earnings on uncompleted contracts	(234)	(2,941)
Income taxes payable	(1,703)	879
Other liabilities	1,982	(124)

Net cash provided by operating activities	8,115	8,558

Cash flows from investing activities:
Acquisitions of property and equipment	(236)	(132)
Net cash paid for acquisition	(24,379)	—

Net cash used in investing activities	(24,615)	(132)

Cash flows from financing activities:
Net repayments on revolving credit lines	(102)	—
Proceeds from exercise of stock options	441	110
Cash paid for repurchase of common shares	—	(456)
Dividends paid to common shareholders	(1,767)	(1,025)

Net cash used in financing activities	(1,428)	(1,371)

Net (decrease) increase in cash and cash equivalents	(17,928)	7,055
Cash and cash equivalents at beginning of period	22,994	12,724

Cash and cash equivalents at end of period	$5,066	$19,779

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$0	$440

Common stock issued in business acquisition	$7,423	$0

Cash paid during the period for:
Interest	$310	$606

Income taxes	$3,411	$1,242

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three month and six month periods ended June 30, 2013 and 2012. The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Unless indicated, all balances are in thousands.

2.	New Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard does not have a significant impact on the Company’s financial statements, other than disclosure.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date – a consensus of the FASB Emerging Issues Task Force”. This ASU provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount is fixed at the reporting date. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013, including interim reporting periods within those years with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity – a consensus of the FASB Emerging Issues Task Force”. This ASU provides guidance on whether to release cumulative translation adjustments upon certain derecognition events, requiring an entity to distinguish between derecognition events of investments within a foreign entity and changes in investments in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within twelve months.

	June 30,	December 31,
(dollars in thousands)	2013	2012
Costs incurred on uncompleted contracts	$63,689	$51,035
Estimated earnings	19,587	16,644

	83,276	67,679
Less billings to date	(81,677)	(73,300)

	$1,599	$(5,621)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess on uncompleted contracts	$13,713	$5,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,114)	(11,368)

	$1,599	$(5,621)

4.	Inventories

	June 30,	December 31,
(dollars in thousands)	2013	2012
Raw materials and subassemblies	$4,933	$2,508
Finished goods	1,165	1,133
Parts for resale	689	684
Obsolescence allowance	(707)	(427)

	$6,080	$3,898

Amounts (debited) credited to the allowance for obsolete inventory and charged to cost of sales amounted to $(2) and $26 for the three month periods ended June 30, 2013 and 2012, respectively, and $67 and $82 for the six month period ended June 30, 2013 and 2012, respectively.

5.	Goodwill and Intangible Assets

(dollars in thousands)	June 30, 2013		December 31, 2012
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$19,548	$3,526	$14,661	$3,218
Acquisitions	8,242	2,865	4,806	300
Foreign currency adjustments	(212)	(43)	81	8

	$27,578	$6,348	$19,548	$3,526

	June 30, 2013		December 31, 2012
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,414	$1,322	$1,414	$1,281
Employment agreements	730	81	170	0
Technology	5,319	169	230	0
Customer lists	8,845	752	2,343	1,593

	$16,308	$2,324	$4,157	$2,874

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense of finite life intangible assets for the three months ended June 30, 2013 and 2012 was $591 and $76, respectively, and for the six months ended June 30, 2012 and 2011 was $750 and $172, respectively. Amortization over the next five years for finite life intangibles will be $700 for the remainder of 2013, $1,750 in 2014, $1,630 in 2015, $1,405 in 2016, and $1,263 in 2017.

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

The terms of the Bank Facility include financial covenants that require compliance at each quarter, including that the maximum capital expenditures is $2.5 million per year, the minimum Fixed Charge Coverage is 1.25:1.0, and the Maximum Funded Debt to EBITDA covenant, as amended by the Amendment described below, is 2.0 to 1.

On March 22, 2013, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the amended and restated credit agreement with the lender and certain of the Loan Parties (as amended, the “Credit Agreement”). Fees of $116,000 were paid for this amendment.

The Amendment (i) recognizes Adwest Technologies, Inc. (“Adwest”) as a Borrower (as that term is defined in the Credit Agreement) and provides Lender consent to the Adwest acquisition we completed in December 2012 and the Company guaranty of any Adwest earn out payments, (ii) extends the termination date of the line of credit from April 1, 2013 to April 1, 2014, (ii) increases the maximum line of credit from $20.0 million to $25.0 million (subject to availability), (iii) provides lender consent to funding related to the acquisition of ATA Beheer B.V., (iv) modifies the calculation of the borrowing base, (v) changes the Maximum Total Funded Debt to Adjusted EBITDA Ratio (as that term is defined in the Credit Agreement) requirement to not to exceed 2.0 to 1 for any period ending on or after March 31, 2013, and (vi) makes certain other additional changes.

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

We repaid the term loan in full in 2010 and have no outstanding borrowings under the line of credit as of June 30, 2013 and no outstanding borrowings under the line of credit as of December 31, 2012. As of June 30, 2013 $23.5 million could be borrowed at an interest rate of LIBOR plus 2.0% and the Company has $1.5 million in outstanding trade letters. As of June 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

Foreign Debt

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million Line of Credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) Line of Credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of June 30, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of June 30, 2013, $0.5 million of the bank guarantee facility are being used by the borrowers.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of June 30, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2013, €2.4 million ($3.1 million as of June 30, 2013) of the bank guarantee and €1.3 million ($1.6 million as of June 30, 2013) of the overdraft facility are being used by the borrowers.

7.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three month periods ended June 30, 2013 and 2012 and for the six month periods ended June 30, 2013 and 2012 are below (shares and dollars in thousands except per share amounts).

	For the three month period ended June 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,043	17,751	$0.17
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	604	—

Diluted earnings and earnings per share	$3,043	18,355	$0.17

	For the three month period ended June 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,485	14,616	$0.17
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	289
Subordinated convertible promissory notes	82	2,306	(0.02)

Diluted earnings and earnings per share	$2,567	17,211	$0.15

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the six month period ended June 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,251	17,416	$0.30
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	651	(0.01)

Diluted earnings and earnings per share	$5,251	18,067	$0.29

	For the six month period ended June 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,530	14,572	$0.31
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	250
Subordinated convertible promissory notes	169	2,348	(0.04)

Diluted earnings and earnings per share	$4,699	17,170	$0.27

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. For each of the three month and six month periods ended June 30, 2013 and 2012, 62,500 and 322,500, respectively, outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. Diluted earnings per share for the three month period ended June 30, 2012 includes an $82 after tax addback of interest expense and 2.3 million additional shares related to the assumed conversion of convertible investor notes. Diluted earnings per share for the six month period ended June 30, 2012 includes an $169 after tax addback of interest expense and 2.3 million additional shares related to the assumed conversion of convertible investor notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three months and six months periods ended June 30, 2013 or June 30, 2012. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Dividends

The Company declared and on June 28, 2013 paid to common stockholders a quarterly dividend of $0.05 per share compared to $0.035 in the same period in 2012. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Bank Facility.

Dividend Per share	Record Date	Payment Date	Payments
$0.035	March 20, 2012	March 30, 2012	$512
$0.035	June 15, 2012	June 29, 2012	$512
$0.050	March 18, 2013	March 28, 2013	$886
$0.050	June 14, 2013	June 28, 2013	$881

8.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $215 and $174 during the quarters ended June 30, 2013 and 2012, respectively, $373 and $328 for the six month periods, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Pension plan:
Service cost	$17	$15	$34	$30
Interest cost	78	82	156	164
Expected return on plan assets	(102)	(94)	(204)	(188)
Amortization of net actuarial loss	92	83	184	166

Net periodic benefit cost	$85	$86	$170	$172

Health care plan:
Interest cost	$1	$1	$2	$2
Amortization of gain	(4)	(2)	(8)	(4)

Net periodic benefit cost	$(3)	$(1)	$(6)	$(2)

For the six months ended June 30, 2013, we made contributions to our defined benefit plans totaling $74. We anticipate contributing $133 to fund the pension plan and $8 for the retiree health care plan during the remainder of fiscal of 2013.

10.	Income Taxes

Federal and state income tax expense was $0.1 million in the second quarter of 2013 and $1.5 million in the second quarter of 2012. During the first six months of 2013 and the first six months of 2012, federal and state income tax expense was $1.2 million and $2.9 million, respectively. The effective tax rate for the first six months 2013 was 18.8% compared to 39.0% in 2012. Included in federal and state income tax expense for the second quarter of 2013 is an additional $1.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2011. This additional credit (partial credit as quantified was recognized in the third and fourth quarters of 2012) was not recognized in prior periods as these credits were not fully quantified until the current period. The Company also increased its estimate of the research and development income tax credits available for 2012 and 2013 (based on the revisions to 2009-2011) which was a tax benefit of $0.6 million for the six months ended June 30, 2013. These tax benefits are offset by $0.4 million of fees related to the calculation of the credits included in Selling and administrative expenses. Without the impact of the 2009-2011 credits, the effective tax rate for the first six months of 2013 would have been approximately 40.0% compared to 39.0% for the first six months of 2012. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible acquisition expense, non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2013 and December 31, 2012, the liability for uncertain tax positions totaled approximately $475 and $162, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

11.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox and Aarding subsidiaries. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. Accrued warranty expense is included in “Accounts payable and accrued expenses” on our condensed consolidated balance sheets, and the change in accrued warranty expense is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Beginning balance	$941	$453	$531	$431
Provision	35	147	71	211
Payments	(46)	(15)	(112)	(57)
Acquisition	0	0	440	0

Ending balance	$930	$585	$930	$585

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at June 30, 2013, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market. As these inputs are not considered to be observable (i.e. supported by little or no market activity), the Company has designated these obligations as Level 3.

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $5.1 million and $23.0 million, respectively, of which $5.1 million and $5.6 million, respectively, was held outside of the United States, principally in China. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against any existing credit line balance. The Company has no outstanding borrowings under the line of credit as of June 30, 2013 and December 31, 2012. The Company’s Netherlands subsidiary has outstanding borrowings as of June 30, 2013 of $1.6 million.

13.	Commitments and Contingencies – Legal Matters

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund (“the Fund”) and may be liable for an amount up to $5.3 million plus interest. The Company is disputing the allegation in its entirety. The Company has obtained legal counsel and plans to vigorously defend itself. Based on currently available information, as of June 30, 2013, we have not recorded any reserves related to this matter.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by four Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The case is still in early stages. The Company intends to vigorously defend the matter. Based on currently available information, as of June 30, 2013, we have not recorded any reserve with respect to this matter.

On January 14, 2013, CECO Environmental Corp., The Kirk & Blum Manufacturing Company and K&B Duct were served as defendants in the United States District Court for the Western District of Virginia. The plaintiffs are Jeffrey Hodges, Tommy Lee Bonds, and John Paul Spangler. It is a product liability case in which the plaintiffs are alleging (i) breach of warranty with respect to aluminum dust collection equipment, including back-blast dampers and (ii) negligence, including in the design of the explosion isolation control equipment (back-blast dampers). CECO Environmental Corp. (but not its subsidiaries) has been dropped as a defendant. Two of the plaintiffs are asking for $5 million each plus interest and costs. The third plaintiff is asking for $1 million, plus interest and costs. To date the Company’s insurance carrier has agreed to defend the claims, and have retained counsel to defend the Company. We intend to vigorously defend this suit. Based on currently available information, as of June 30, 2013, we have not recorded any reserve with respect to this matter.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 13, 2011, the SEC initiated a non-public formal investigation of the Company. The investigation is focused on certain activities by a former director of the Company. We have been cooperating with and intend to continue to cooperate with the SEC. The Company believes, after discussions with the staff of the SEC’s Enforcement Division, that the Company will not be subject to any claims. Because the matter is ongoing, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations. Based on currently available information as of June 30, 2013, we have not recorded any reserve with respect to this matter.

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

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies,” and related guidance, we record reserves for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Accordingly, we have not accrued any amount as of June 30, 2013. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, results of operations, or cash flows. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

14.	Stock Purchase

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO Environmental Corp. common stock over an eighteen month period. During the three months ended March 31, 2013, the Company did not repurchase any common stock and the program expired in February 2013.

15.	Acquisition

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.2 million as of June 30, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. The current portion of the prepaid compensation of $1.0 million is in “Prepaid expenses and other current assets”, while the non-current portion of $3.8 million is in “Deferred Charges and other assets” on the balance sheet. For the three month and six month periods ended June 30, 2013 $0.2 million and $0.3 million, respectively, of compensation expense has been recorded. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ( $7.2 million as of June 30, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the three and six month periods ended June 30, 2013 $0.4 million and $0.5 million, respectively, of earn-out expense has been recorded. An accrual of $0.5 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the balance sheet.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

$ in thousands
Current assets	$15,062
Property and equipment	959
Goodwill	8,242
Intangible – finite life, net	13,477
Intangible – indefinite life	2,865

Total assets acquired	40,605
Current liabilities assumed	(8,277)
Deferred income tax liability	(4,086)

Net assets acquired	$28,242

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred as of January 1, 2012:

	Three Months Ended June 30		Six Months Ended June 30,
$ in thousands, except per share amounts	2013	2012	2013	2012
Net sales	$44,433	$42,011	$84,150	$82,162
Net income	$3,043	$2,504	$5,347	$5,225
Earnings per share:
Basic	$0.17	$0.16	$0.30	$0.34
Diluted	$0.17	$0.14	$0.29	$0.30

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses, eliminate intercompany transactions between the Company and Aarding, to reflect foregone interest income on cash paid for the acquisition and to record the income tax consequences of the pro forma adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

Engineered Equipment Technology and Parts Group (“EET&P”)

Our Engineered Equipment and Parts Group, located in the United States as well as the Netherlands, Canada, Brazil, China, and India, is comprised of Aarding, Adwest, AVC, CECO Abatement, CECO Filters, Busch International, Effox, Fisher-Klosterman, and Flextor. We enable our customers to meet Best Available Control Technology requirements and compliance targets for fumes, volatile organic compounds, process, and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. Global industries served include refining, petrochemical, traditional power, natural gas power, aluminum, steel, automotive, chemical, and the largest industrial facilities.

Contracting / Services Group (“C/S”)

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

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Component Parts Group (“CP”)

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States.

The accounting policies of the segments are the same as those in the consolidated financial statements.

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$23,508	$19,355	$42,703	$37,464
Netherlands	8,280	0	10,394	0
Canada	715	2,088	2,462	4,028
China	1,057	782	3,011	1,502
Brazil	0	0	0	121

subtotal	33,560	22,225	58,570	43,115
Contracting / Services	4,976	6,746	9,095	13,828
Component Parts	5,774	5,534	10,833	10,616
Corporate	123	87	296	59

Net sales	$44,433	$34,592	$78,794	$67,618

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Operating Income (Loss)
Engineered Equipment Technology and Parts	$5,753	$3,859	$10,033	$7,164
Contracting / Services	346	563	919	1,684
Component Parts	1,137	1,323	2,057	2,412
Corporate and other (a)	(3,686)	(1,517)	(6,151)	(3,212)
Eliminations	(243)	57	(213)	(16)

Net operating income	$3,307	$4,285	$6,645	$8,032

(a)	Includes acquisition expenses, corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Property and Equipment Additions
Engineered Equipment Technology and Parts	$146	$32	$183	$52
Contracting / Services	11	14	21	30
Component Parts	26	11	32	38
Corporate	0	2	0	12

Property and equipment additions	$183	$59	$236	$132

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Depreciation and Amortization
Engineered Equipment Technology and Parts	$768	$138	$1,051	$299
Contracting / Services	52	54	104	110
Component Parts	47	47	93	96
Corporate	32	53	65	105

Depreciation and Amortization	$899	$292	$1,313	$610

(dollars in thousands)	June 30, 2013	December 31, 2012
Identifiable Assets
Engineered Equipment Technology and Parts	$99,772	$60,516
Contracting / Services	6,355	8,055
Component Parts	6,423	5,573
Corporate (b)	5,010	19,960

Identifiable Assets (c)	$117,560	$94,104

(b)	Corporate assets primarily consists of cash and income tax related assets.
(c)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

(dollars in thousands)	June 30, 2013	December 31, 2012
Goodwill
Engineered Equipment Technology and Parts	$27,578	$19,548

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended June 30, 2013
(dollars in thousands)	Total sales	Less intra- segment Sales	Less inter-segment sales					Net sales to outside customers
			EE&P	C/S	CP		Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$24,561	$(577)	$—	$(476)	$		$—	$23,508
Netherlands	8,280	—	—	—		—	—	8,280
China	2,022	(965)	—	—		—	—	1,057
Canada	1,376	(661)	—	—		—	—	715

Subtotal	36,239	(2,203)	—	(476)		—	—	33,560
Contracting / Services	5,230	(163)	(91)	—		—	—	4,976
Component Parts	6,099	(111)	(2)	(212)		—	—	5,774
Corporate and other (a)	—	—	—	—		—	123	123

Net sales	$47,568	$(2,477)	$(93)	$(688)		$—	$123	$44,433

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended June 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$19,506	$(106)	$—	$(45)	$—	$—	$19,355
China	1,614	(832)	—	—	—	—	782
Canada	2,015	73	—	—	—	—	2,088
Brazil	—	—	—	—	—	—	—

Subtotal	23,135	(865)	—	(45)	—	—	22,225
Contracting / Services	6,866	(14)	(106)	—	—	—	6,746
Component Parts	5,832	(69)	(13)	(216)	—	—	5,534
Corporate and other (a)	(5)	—	—	—	—	92	87

Net sales	$35,828	$(948)	$(119)	$(261)	$—	$92	$34,592

	Six months ended June 30, 2013
(dollars in thousands)	Total sales	Less intra- segment Sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$43,954	$(775)	$—	$(476)	$—	$—	$42,703
Netherlands	10,394	—	—	—	—	—	10,394
China	3,976	(965)	—	—	—	—	3,011
Canada	3,133	(671)	—	—	—	—	2,462

Subtotal	61,457	(2,411)	—	(476)	—	—	58,570
Contracting / Services	10,365	(207)	(1,063)	—	—	—	9,095
Component Parts	11,531	(270)	(13)	(415)	—	—	10,833
Corporate and other (a)	—	—	—	—	—	296	296

Net sales	$83,353	$(2,888)	$(1,076)	$(891)	$—	$296	$78,794

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six months ended June 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$38,427	$(353)	$—	$(610)	$—	$—	$37,464
China	3,057	(1,555)	—	—	—	—	1,502
Canada	3,955	73	—	—	—	—	4,028
Brazil	121	—	—	—	—	—	121

Subtotal	45,560	(1,835)	—	(610)	—	—	43,115
Contracting / Services	14,411	(48)	(535)	—	—	—	13,828
Component Parts	11,280	(147)	(18)	(499)	—	—	10,616
Corporate and other (a)	19	—	—	(10)	—	50	59

Net sales	$71,270	$(2,030)	$(553)	$(1,119)	$—	$50	$67,618

(a)	Includes adjustment for revenue on intercompany jobs.

17.	Agreement and Plan of Merger

The Company announced on April 22, 2013 that it entered into a definitive agreement (The “Merger Agreement”) to acquire Met-Pro Corporation (“Met-Pro”). Met-Pro is a leading global, niche-oriented provider of product recovery, pollution control, fluid handling and filtration solutions across multiple diversified end-markets. Pursuant to the terms of the definitive agreement, which has been approved by the boards of directors of the respective parties, the Company will acquire all of the outstanding shares of Met-Pro common stock in a cash and stock transaction valued at a total of approximately $210 million, or $13.75 per share. Under the terms of the agreement, Met-Pro’s shareholders may elect to exchange each share of Met-Pro common stock for either $13.75 in cash or shares of Company common stock having an equivalent value based the volume weighted average trading price of Company common stock for the 15-trading day period ending on the date immediately preceding the closing of the acquisition, subject to a collar. Overall elections are subject to proration such that approximately 53% of the Met-Pro shares (treating equity award shares as outstanding shares calculated using the treasury share method) will be exchanged for cash and 47% for stock.

The Company and Met-Pro have made customary representations, warranties and covenants in the definitive agreement, including Met-Pro agreeing not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. The definitive agreement also contains certain termination rights for both the Company and Met-Pro, and further provides that, upon termination of the definitive agreement under certain circumstances, including a termination by Met-Pro to enter into an agreement for a superior proposal, Met-Pro may be obligated to pay the Company a termination fee of $6.7 million. In certain other circumstances upon termination of the definitive agreement by the Company, including the failure to obtain financing, the Company may be required to pay Met-Pro a reverse termination fee of $10.4 million.

The definitive agreement is not subject to any financing contingency. In connection with the execution of the Merger Agreement, the Company entered into a commitment letter, dated April 21, 2013 (the “Commitment Letter”), with Bank of America, N.A. as administrative agent and as collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book runner. The Commitment Letter provides for a senior secured amortizing term loan facility in the aggregate principal amount of $65 million and senior secured revolving credit facilities for loans and letters of credit of up to $60 million in the aggregate principal amount (collectively, the “Senior Credit Facilities”); provided that the Senior Credit Facilities may be increased by up to $30 million in the aggregate, with a minimum borrowing by the Company of not less than $10 million, without further consent of the lenders party thereto, although such lenders have no commitment or obligation to provide such incremental financing. The Company anticipates, however, that the senior secured revolving credit facilities will be $90 million for aggregate Senior Credit Facilities of $155 million. The Senior Credit Facilities may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the Merger Agreement, to repay existing indebtedness of the Company, Met-Pro and their respective subsidiaries, and to provide working capital to the Company from and after the closing date.

CECO ENVIRONMENTAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The boards of directors of each of CECO and Met-Pro have unanimously approved the acquisition transaction.

The merger is subject to approval by Met-Pro’s shareholders, with a vote scheduled for August 26, 2013, approval by our stockholders of the issuance of our common stock to Met-Pro shareholders, with a vote scheduled for August 26, 2013, and other customary closing conditions. Company stockholders who own approximately 26% of the current voting power of the Company have signed voting agreements and irrevocable proxies to vote in favor of the transaction. The Company anticipates closing on the Met-Pro transaction in the third quarter of 2013.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management discussion and analysis of financial condition and results of operations

The Company’s consolidated statements of income for the three month and six month periods ended June 30, 2013 and 2012 reflect the consolidated operations of the Company and its subsidiaries.

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

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.2 million as of June 30, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. The current portion of the prepaid compensation of $1.0 million is in “Prepaid expenses and other current assets”, while the non-current portion of $3.8 million is in “Deferred Charges and other assets” on the balance sheet. For the three month and six month periods ended June 30, 2013 $0.2 million and $0.3 million, respectively, of compensation expense has been recorded. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ( $7.2 million as of June 30, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the three and six month periods ended June 30, 2013 $0.4 million and $0.5 million, respectively, of earn-out expense has been recorded. An accrual of $0.5 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the balance sheet.

Recent Developments

The Company announced on April 22, 2013 that it entered into a definitive agreement to acquire Met-Pro Corporation (“Met-Pro”). Met-Pro is a leading global, niche-oriented provider of product recovery, pollution control, fluid handling and filtration solutions across multiple diversified end-markets. Pursuant to the terms of the definitive agreement, we will acquire all of the outstanding shares of Met-Pro common stock in a cash and stock transaction valued at a total of approximately $210 million, or $13.75 per share. In connection with the acquisition, we will enter into new Senior Credit Facilities as described below in the “Financial Condition, Liquidity and Capital Resources” section.

The merger is subject to approval by Met-Pro’s shareholders, with a vote scheduled for August 26, 2013, approval by our stockholders of the issuance of our common stock to Met-Pro shareholders, with a vote scheduled for August 26, 2013, and other customary closing conditions. We anticipate closing on the Met-Pro transaction in the third quarter of 2013.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, manufacturing, pricing, safety, employee development, and customer service excellence. The managers work closely with the Chief Executive Officer on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have organizational focus from headquarters throughout our divisional businesses with minimal duplicative work streams. We are structured for growth and will do strategic future bolt-on acquisitions with a full integration strategy.

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

The Company has provided the non-GAAP financial measures non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Adwest and Aarding and the contemplated acquisition of Met-Pro. The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Adwest, which closed on December 31, 2012 and Aarding, which closed on February 28, 2013, and the acquisition of Met-Pro, which the Company anticipates closing at the end of August 2013, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Notes 15 and 17 to the unaudited Condensed Consolidated Financial Statements for further information on the Met-Pro and Aarding acquisitions.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Our consolidated statements of income for the three month and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Net sales	$44.4	$34.6	$78.8	$67.6
Cost of sales	30.1	24.1	53.3	46.9

Gross profit	$14.3	$10.5	$25.5	$20.7
Percent of sales	32.2%	30.3%	32.4%	30.6%
Selling and administrative expenses	$8.1	$6.2	$14.7	$12.5
Percent of sales	18.2%	17.9%	18.7%	18.5%
Operating income	$3.3	$4.3	$6.6	$8.0
Operating margin	7.4%	12.4%	8.4%	11.8%

To compare quarterly operating performance between the three month and six month periods ended June 30, 2013 and 2012, the Company has adjusted GAAP operating income to exclude (1) acquisition related expenses, including retention and earn-out expenses, legal, accounting, and banking expenses, and (2) the amortization of acquisition related intangibles. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Operating income as reported in accordance with GAAP	$3.3	$4.3	$6.6	$8.0
Operating margin in accordance with GAAP	7.4%	12.4%	8.4%	11.8%
Acquisition related expenses	2.3	0	3.4	0
Amortization of purchased intangible assets	0.6	0.1	0.8	0.2

Non-GAAP operating income	$6.2	$4.4	$10.8	$8.2
Operating margin	13.9%	12.4%	13.7%	12.1%

Consolidated sales for the second quarter increased $9.8 million to $44.4 million from $34.6 million in 2012. The increase in sales was primarily due to the 51.0% sales increase in our Engineering Equipment Technology and Parts Group segment due to our acquisitions of Adwest Technologies at the end of 2012 and Aarding Thermal Acoustics at the end of February 2013, which collectively accounted for $10.7 million of sales for the quarter.

Consolidated sales for the first six months of 2013 were $78.8 million compared to $67.6 million in 2012. The $11.2 million increase in sales was primarily due to the 35.8% sales increase in our Engineering Equipment Technology and Parts Group primarily due to the acquisitions of Adwest and Aarding as noted above, which collectively accounted for $14.8 million of sales for the six months ended June 30, 2013.

Gross profit increased by $3.8 million, or 36.2%, to $14.3 million in the second quarter of 2013 compared with $10.5 million in the same period of 2012. Gross profit as a percentage of sales was 32.2% in 2013 compared to 30.3% in 2012. The net increase in gross profit as a percentage of sales was primarily due to a shift to higher margin work in the Engineered Equipment Technology and Parts Group, and higher margin work in the Contracting / Services Group.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Gross profit increased by $4.8 million, or 23.2%, to $25.5 million for the first six months of 2013 compared with $20.7 million in the same period of 2012. Gross profit as a percentage of sales was 32.4% in 2013 compared to 30.6% in 2012. The net increase in gross profit as a percentage of sales was due to the reasons mentioned immediately above.

Orders booked were $46.5 million during the second quarter of 2013 and $84.1 million for the first six months of 2013, as compared to $40.9 million during the second quarter of 2012 and $71.6 million in the first half of 2012. The increase in the second quarter of 2013 and for the first six months of 2013 as compared to the comparable periods in 2012 is primarily due to $9.8 million and $13.9 million bookings, respectively, from our recent acquisitions of Aarding and Adwest.

Selling and administrative expenses were $8.1 million as compared to the comparable periods in 2012 $6.2 million during the second quarter of 2012. During the first six months of 2013 compared to the first six months of 2012, selling and administrative expenses were $14.7 million compared to $12.5 million in 2012. The increase for the three month and six month periods in 2013 was primarily due to the Adwest and Aarding acquisitions.

Acquisition related expenses during the second quarter of 2013 and first six months of 2013 of $2.3 million and $3.4 million, respectively, are for legal, accounting, retention, earn-out, banking, and other related expenses for the Aarding acquisition and the Met-Pro transaction.

Amortization expense was $0.6 million in the second quarter of 2013 and $0.1 million in the second quarter of 2012. During the first six months of 2013 and the first six months of 2012, amortization expense was $0.8 million and $0.2 million, respectively. The increase in amortization expense was the result of certain finite life intangibles related to the Adwest and Aarding acquisitions.

Operating income was $3.3 million in the second quarter of 2013 compared to operating income of $4.3 million during the same quarter of 2012. Operating income as a percent of sales in the second quarter of 2013 was 7.4% compared to operating income of 12.4% for the same period in 2012. The decrease is principally related to the acquisition related expenses discussed earlier.

Operating income for the first six months of 2013 was $6.6 million compared to operating income of $8.0 million during the same period of 2012. Operating income as a percent of sales for the six months ended June 30, 2013 was 8.4% compared to 11.8% for the same period in 2012. The decrease is principally related to the acquisition related expenses discussed earlier.

Interest expense decreased to $0.2 million in the second quarter of 2013 from $0.3 million in the second quarter of 2012, and decreased to $0.3 million for the first six months of 2013 compared to $0.5 million for 2012. The decrease for the three month and six months ended June 30, 2013 is due principally to the conversion of our subordinated debt into equity since the second quarter of 2012, all of which remaining notes converted in 2012.

Federal and state income tax expense was $0.1 million in the second quarter of 2013 and $1.5 million in the second quarter of 2012. During the first six months of 2013 and the first six months of 2012, federal and state income tax expense was $1.2 million and $2.9 million, respectively. The effective tax rate for the first six months 2013 was 18.8% compared to 39.0% in 2012. Included in federal and state income tax expense for the second quarter of 2013 is an additional $1.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2011. This additional credit (partial credit as quantified was recognized in the third and fourth quarters of 2012) was not recognized in prior periods as these credits were not fully quantified until the current period. The Company also increased its estimate of the research and development income tax credits available for 2012 and 2013 (based on the revisions to 2009-2011) which was a tax benefit of $0.6 million for the six months ended June 30, 2013. These tax benefits are offset by $0.4 million of fees related to the calculation of the credits included in Selling and administrative expenses. Without the impact of the 2009-2011 credits, the effective tax rate for the first six months of 2013 would have been approximately 40.0% compared to 39.0% for the first six months of 2012. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible acquisition expense, non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Statements of Income.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$23,508	$19,355	$42,703	$37,464
Netherlands	8,280	0	10,394	0
Canada	715	2,088	2,462	4,028
China	1,057	782	3,011	1,502
Brazil	0	0	0	121

subtotal	33,560	22,225	58,570	43,115
Contracting / Services	4,976	6,746	9,095	13,828
Component Parts	5,774	5,534	10,833	10,616
Corporate	123	87	296	59

Net sales	$44,433	$34,592	$78,794	$67,618

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Operating Income (Loss)
Engineered Equipment Technology and Parts	$5,753	$3,859	$10,033	$7,164
Contracting / Services	346	563	919	1,684
Component Parts	1,137	1,323	2,057	2,412
Corporate (a)	(3,686)	(1,517)	(6,151)	(3,212)
Eliminations	(243)	57	(213)	(16)

Net operating income	$3,307	$4,285	$6,645	$8,032

(d)	Includes acquisition expenses, corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Equipment Technology and Parts Group (“EET&P Group”)

Our EET&P Group net sales increased $11.4 million to $33.6 million in the second quarter of 2013 compared to $22.2 million in the second quarter of 2012, an increase of 51.4%, while net sales for the first six months of 2013 increased $15.5 million to $58.6 million compared to $43.1 million for the same period in 2012, an increase of 36.0%. The increase in the second quarter and first six months of 2013 is primarily due to our recent Adwest and Aarding acquisitions, which collectively accounted for $10.7 million and $14.8 million for the quarter and six months ended June 30, 2013, respectively. The second quarter of 2013 benefited from increased revenues at Effox and Buell, but was partially offset by decreased revenues at Busch International and A.V.C. For the first six months of 2013 Effox continued to have increased revenues due to utilities investing in their systems, while Busch was impacted by the lack of demand from the metals industries.

Operating income from the EET&P Group increased $1.9 million to $5.8 million in the second quarter of 2013 compared to $3.9 million in the second quarter of 2012, an increase of 48.7%, while operating income for the first six months of 2013 increased $2.8 million to $10.0 million compared to $7.2 million for the same period in 2012, an increase of 38.9%. The increase in the second quarter and first six months of 2013 is due in part to our recent Adwest and Aarding acquisitions, which collectively accounted for $0.3 million and $0.6 million for the quarter and six months ended June 30, 2013, respectively. The three month and six month periods of 2013 also benefited from increased operating income at Effox, FKI, and our China operations, while the remaining operations were comparable to the same period in 2012.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Contracting / Services Group (“C/S Group”)

Our C/S Group net sales for the second quarter of 2013 were $5.0 million compared to $6.7 million for the same period in 2012. Net sales for the six months were $9.1 million in 2013 compared to $13.8 million in 2012. This decrease was primarily due to the C/S Group increasing its focus on service work, which normally occurs in the middle to end-of-year time periods.

Operating income for the C/S Group was $0.3 million in the second quarter of 2013 compared to $0.6 million in the second quarter of 2012. Operating income for the six months ended June 30, 2013 was $0.9 million compared to $1.7 million 2012. This decrease is primarily due to the sales volume decrease experienced during the first six months of 2013, as described above.

Component Parts Group (“CP Group”)

Our CP Group net sales for the second quarter of 2013 increased $0.3 million to $5.8 million from $5.5 million in 2012. Net sales for the six months ended June 30, 2013 increased $0.2 million to $10.8 million from $10.6 million in 2012. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the CP Group was $1.1 million during the second quarter of 2013 compared to $1.3 million during the second quarter of 2012. Operating income for the first six months of 2013 was $2.1 million compared to $2.4 million in 2012. This decrease in operating margin is primarily due to increased competitive pricing pressure in the marketplace.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of June 30, 2013, was $77.9 million compared to $59.5 million as of December 31, 2012. The increase in backlog at June 30, 2013, was primarily a result of the acquisition of Aarding, which represents approximately $13.3 million of our backlog at June 30, 2013. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited consolidated financial statements within Item 1 of this report.

Financial Condition, Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, working capital and other general corporate requirements, including acquisitions.

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $5.1 million and $23.0 million, respectively, of which $5.1 million and $5.6 million, respectively was held outside of the United States, principally in China. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the credit line balance. We have no outstanding borrowings under the line of credit as of June 30, 2013 and December 31, 2012. The Company’s Netherlands subsidiary has outstanding borrowings as of June 30, 2013 of $1.6 million.

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

The terms of the Bank Facility include financial covenants that require compliance at each quarter, including that the maximum capital expenditures is $2.5 million per year, the minimum Fixed Charge Coverage is 1.25:1.0, and the Maximum Funded Debt to EBITDA covenant, as amended by the Amendment described below, is 2.0 to 1.

On March 22, 2013, we entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment amends the amended and restated credit agreement with the lender and certain of the Loan Parties (as amended, the “Credit Agreement”). Fees of $116,000 were paid for this amendment.

The Amendment (i) recognizes Adwest Technologies, Inc. (“Adwest”) as a Borrower (as that term is defined in the Credit Agreement) and provides Lender consent to the Adwest acquisition we completed in December 2012 and the Company guaranty of any Adwest earn out payments, (ii) extends the termination date of the line of credit from April 1, 2013 to April 1, 2014, (ii) increases the maximum line of credit from $20.0 million to $25.0 million (subject to availability), (iii) provides lender consent to funding related to the acquisition of ATA Beheer B.V., (iv) modifies the calculation of the borrowing base, (v) changes the Maximum Total Funded Debt to Adjusted EBITDA Ratio (as that term is defined in the Credit Agreement) requirement to not to exceed 2.0 to 1 for any period ending on or after March 31, 2013, and (vi) makes certain other additional changes.

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

We repaid the term loan in full in 2010 and have no outstanding borrowings under the line of credit as of June 30, 2013 and no outstanding borrowings under the line of credit as of December 31, 2012. As of June 30, 2013 $23.5 million could be borrowed at an interest rate of LIBOR plus 2.0% and the Company has $1.5 million in outstanding trade letters. As of June 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Bank Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million Line of Credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) Line of Credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of June 30, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of June 30, 2013, $0.5 million of the bank guarantee facility are being used by the borrowers.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of June 30, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2013, €2.4 million ($3.1 million as of June 30, 2013) of the bank guarantee and €1.3 million ($1.6 million as of June 30, 2013) of the overdraft facility are being used by the borrowers.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In connection with the acquisition of Met-Pro described in Note 17, on April 21, 2013, we entered into a commitment letter, dated April 21, 2013 (the “Commitment Letter”), with Bank of America, N.A., as administrative agent and as collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner. The Commitment Letter provides for a senior secured amortizing term loan facility in the aggregate principal amount of $65 million and senior secured revolving credit facilities for loans and letters of credit of up to $60 million in the aggregate principal amount (collectively, the “Senior Credit Facilities”); provided that the Senior Credit Facilities may be increased by up to $30 million in the aggregate, with a minimum borrowing by the Company of not less than $10 million, without further consent of the lenders party thereto, although such lenders have no commitment or obligation to provide such incremental financing. We anticipate, however, that the senior secured revolving credit facilities will be $90 million for aggregate Senior Credit Facilities of $155 million. The Senior Credit Facilities may be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the merger transaction, to repay existing indebtedness of the Company, Met-Pro and their respective subsidiaries, and to provide working capital to the Company from and after the closing date.

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2013	2012
Net cash provided by operating activities, net of acquisitions	$8,115	$8,558

Net cash used in investing activities	(24,615)	(132)
Net cash used in financing activities	(1,428)	(1,371)

Net (decrease) increase in cash	$(17,928)	$7,055

For the six months ended June 30, 2013, $8.1 million of cash was provided by operating activities compared to $8.6 million provided by operating activities for the same period in 2012. The $0.5 million decrease in cash flows from operating activities was primarily due to the change in cash provided of $2.7 million in accounts payable and accrued expenses and $2.7 million in Costs and Estimated Earnings on Uncompleted Contracts, offset by the change in cash used of $7.3 million Costs in Excess of Billings. The increase in the Costs in Excess of Billings is principally due to the billings terms of a couple jobs included with our Aarding acquisition.

Our net investment in working capital (excluding cash and cash equivalents) at June 30, 2013 was $22.6 million as compared to $14.3 million at December 31, 2012. We believe that our working capital needs will remain constant unless we experience a significant change in sales and operating income. The increase in our working capital is principally due to the net working capital acquired with Aarding.

For the six months ended June 30, 2013, net cash used in investing activities was $24.6 million. The acquisition of Aarding used cash of $24.4 million and $0.2 million was used for capital expenditures of plant and equipment. For the six months ended June 30, 2012, net cash used in investing activities of $0.1 million was for capital expenditures of plant and equipment.

For the six months ended June 30, 2013, financing activities used net cash of $1.4 million. The payment of common stock dividends used net cash of $1.8 million, and $0.1 million was used for net payments on credit lines. Cash of $0.4 million was provided by the exercise of stock options. For the six months ended June 30, 2012, financing activities used net cash of $1.4 million, which consisted of $1.5 million used for the payment of common stock dividends and repurchase of shares offset by $0.1 million of cash provided by the exercise of stock options.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We try to achieve this by obtaining initial down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving lines of credit. Inventory remains relatively constant from quarter to quarter. Accordingly, changes in inventory do not constitute a significant part of our investment in working capital.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In connection with the Met-Pro acquisition, it will be necessary for us to take on significant additional debt to fund the transaction. See the description of the Commitment Letter above. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, and committed acquisition financing for Met-Pro (or financing we obtain in lieu of the committed financing), will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the Company’s Form 10-Q for the quarter ended March 31, 2013, and under “Risk Factors” of the Company’s Form S-4 as filed with the SEC on May 23, 2013, as amended and include, but are not limited to: our ability to complete the proposed merger with Met-Pro Corporation (“Met-Pro”); our ability to successfully integrate Met-Pro’s operations and to realize the synergies from the acquisition; failure of Met-Pro’s shareholders to approve the Agreement and Plan of Merger, dated as of April 21, 2013 (the “Merger Agreement”), by and among the Company, Met-Pro, Mustang Acquisition Inc., and Mustang Acquisition II Inc.; failure of our stockholders to approve the issuance of our common stock to Met-Pro shareholders contemplated by the Merger Agreement; the ability to obtain and the final terms of the financing we use for the cash portion of the merger consideration contemplated by the Merger Agreement; risks to the mergers contemplated by the Merger Agreement and the surviving company related to litigation in which we and Met-Pro are or may become involved; our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CECO ENVIRONMENTAL CORP.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	Risk Factors

There have been no material changes in the Company’s risk factors that we disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012 and our Form 10-Q for the quarter ended March 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 6.	Exhibits

2.1*	Agreement and Plan of Merger by and among Met-Pro Corporation, CECO Environmental Corp., Mustang Acquisition Inc. and Mustang Acquisition II Inc., dated as of April 21, 2013. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.1	Commitment Letter dated April 21, 2013 from Bank of America, NA and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.2	Voting Agreement of Icarus Investment Corp., Phillip DeZwirek and Jason DeZwirek, dated April 21, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Interim Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Interim Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

CECO ENVIRONMENTAL CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Benton L. Cook
Benton L. Cook
Interim Chief Financial Officer

Date: August 9, 2013