Form 10-Q
period 2013-09-30
CECO ENVIRONMENTAL CORP
filed 2013-11-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 25,579,975 shares of common stock, par value $0.01 per share, as of November 4, 2013.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2013

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)	SEPTEMBER 30, 2013	DECEMBER 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,586	$22,994
Accounts receivable, net	41,164	29,499
Costs and estimated earnings in excess of billings on uncompleted contracts	16,892	5,747
Inventories, net	26,259	3,898
Prepaid expenses and other current assets	6,752	1,943
Prepaid income taxes	9,118	240
Assets held for sale	8,723	—

Total current assets	122,494	64,321
Property, plant and equipment, net	22,381	4,885
Goodwill	133,551	19,548
Intangible assets-finite life, net	49,102	1,283
Intangible assets-indefinite life	18,208	3,526
Deferred income taxes	2,889	—
Deferred charges and other assets	5,011	541

	$353,636	$94,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,518	$—
Accounts payable and accrued expenses	30,320	15,093
Billings in excess of costs and estimated earnings on uncompleted contracts	15,751	11,368
Income taxes payable	—	1,079

Total current liabilities	54,589	27,540
Other liabilities	12,629	4,442
Debt, less current portion	83,103	—
Deferred income tax liability, net	34,892	128

Total liabilities	185,213	32,110

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 25,717,045 and 17,096,543 shares issued in 2013 and 2012, respectively	257	171
Capital in excess of par value	159,774	54,800
Accumulated earnings	10,426	9,691
Accumulated other comprehensive loss	(1,678)	(2,312)

	168,779	62,350
Less treasury stock, at cost, 137,920 shares in 2013 and 2012	(356)	(356)

Total shareholders’ equity	168,423	61,994

	$353,636	$94,104

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net sales	$49,796	$33,102	$128,590	$100,720
Cost of sales	35,242	22,574	88,555	69,461

Gross profit	14,554	10,528	40,035	31,259
Selling and administrative	9,346	6,197	24,038	18,724
Acquisition and integration expenses	4,047	—	6,618	—
Amortization and earn out expenses	2,017	80	3,590	252
Legal reserves	2,500	—	2,500	—

(Loss) income from operations	(3,356)	4,251	3,289	12,283
Other income (expense), net	92	(69)	164	(133)
Interest expense (including related party interest of $0 and $60, and $0 and $178, respectively)	(456)	(291)	(707)	(828)

(Loss) income before income taxes	(3,720)	3,891	2,746	11,322
Income tax (benefit) expense	(2,259)	623	(1,044)	3,524

Net (loss) income	$(1,461)	$3,268	$3,790	$7,798

(Loss) earnings per share:
Basic	$(0.07)	$0.22	$0.21	$0.53

Diluted	$(0.07)	$0.19	$0.20	$0.47

Weighted average number of common shares outstanding:
Basic	19,965,010	14,630,264	18,275,085	14,591,325
Diluted	19,965,010	17,258,552	18,881,927	17,199,337

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(dollars in thousands)	2013	2012	2013	2012
Net (loss) income	$(1,461)	$3,268	$3,790	$7,798

Other comprehensive income:
Foreign currency	1,262	170	629	84

Other comprehensive income	1,262	170	629	84

Comprehensive (loss) income	$(199)	$3,438	$4,419	$7,882

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,790	$7,798
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,201	910
Non cash interest expense	166	69
Share based compensation expense	656	493
Bad debt expense	86	141
Inventory reserve expense	104	147
Gain on sale of fixed assets	—	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,126	1,657
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,723)	3,586
Inventories	654	(95)
Prepaid expense and other current assets	(3,493)	281
Deferred charges and other assets	5,034	188
Accounts payable and accrued expenses	(66)	(1,392)
Billings in excess of costs and estimated earnings on uncompleted contracts	118	(1,146)
Income taxes payable	(1,703)	1,138
Other liabilities	2,423	42

Net cash provided by operating activities	10,373	13,806

Cash flows from investing activities:
Acquisitions of property and equipment	(533)	(234)
Net proceeds from sale of plant and equipment	—	37
Net cash paid for acquisitions	(104,432)	—

Net cash used in investing activities	(104,965)	(197)

Cash flows from financing activities:
Net borrowings on credit lines	91,961	—
Deferred financing fees paid	(2,730)	—
Proceeds from exercise of stock options	1,357	266
Cash paid for repurchase of common shares	(2,365)	(456)
Dividends paid to common shareholders	(3,039)	(1,688)

Net cash provided by (used in) financing activities	85,184	(1,878)

Net (decrease) increase in cash and cash equivalents	(9,408)	11,731
Cash and cash equivalents at beginning of period	22,994	12,724

Cash and cash equivalents at end of period	$13,586	$24,455

Supplemental Schedule of Non-Cash Activities:
Conversion of subordinated debt to common stock	$—	$840

Common stock issued in business acquisitions	$105,397	$—

Cash paid during the period for:
Interest	$492	$828

Income taxes	$3,597	$1,619

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of reporting for consolidated financial statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2013 and 2012. The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Met-Pro Merger

On August 27, 2013, we completed the acquisition of Met-Pro Technologies LLC (“Met-Pro”). Met-Pro’s results of operations have been consolidated with our results following the acquisition date. For a more complete discussion of the transaction, refer to Note 15.

2.	New Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Costs and Estimated Earnings on Uncompleted Contracts

Revenues from contracts, representing the majority of our revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared with estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. Our remaining revenues are recognized when risk and title passes to the customer, which is generally upon shipment of product.

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within twelve months.

	September 30,	December 31,
(dollars in thousands)	2013	2012
Costs incurred on uncompleted contracts	$66,835	$51,035
Estimated earnings	21,362	16,644

	88,197	67,679
Less billings to date and advanced billings	(87,056)	(73,300)

	$1,141	$(5,621)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,892	$5,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,751)	(11,368)

	$1,141	$(5,621)

4.	Inventories

	September 30,	December 31,
(dollars in thousands)	2013	2012
Raw materials	$19,979	$2,508
Work in process	4,106	—
Finished goods	2,918	1,817
Obsolescence allowance	(744)	(427)

	$26,259	$3,898

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $37 and $65 for the three month periods ended September 30, 2013 and 2012, respectively, and $104 and $147 for the nine month period ended September 30, 2013 and 2012, respectively.

5.	Goodwill and Intangible Assets

(dollars in thousands)	September 30, 2013		December 31, 2012
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$19,548	$3,526	$14,661	$3,218
Acquisitions	113,671	14,775	4,806	300
Foreign currency adjustments	332	(93)	81	8

	$133,551	$18,208	$19,548	$3,526

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30, 2013		December 31, 2012
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,414	$1,344	$1,414	$1,281
Employment agreements	733	138	170	—
Technology	8,677	614	230	—
Customer lists	41,018	1,253	2,343	1,593
Foreign currency adjustments	650	41	—	—

	$52,492	$3,390	$4,157	$2,874

Amortization expense of finite life intangible assets for the three months ended September 30, 2013 and 2012 was $1,387 and $80, respectively, and for the nine months ended September 30, 2013 and 2012 was $2,137 and $252, respectively. Amortization over the next five years for finite life intangibles will be $2,482 for the remainder of 2013, $7,017 in 2014, $7,059 in 2015, $6,067 in 2016, and $5,139 in 2017.

6.	Debt

US Debt

On August 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30 million.

Concurrent with the closing of the Mergers (as defined below in Note 15), the Company borrowed $65 million in term loans and $52 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the Mergers, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the Mergers. As of September 30, 2013, the aggregate principal amount of approximately $90 million was outstanding under the credit facilities.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the Base Rate plus a margin ranging from 0.5% to 1.5% based on the Company’s consolidated leverage ratio (“Base Rate Loans”); or

•	the Eurocurrency Rate plus a margin ranging from 1.5% to 2.5% based on the Company’s consolidated leverage ratio (“Eurocurrency Loans”).

Swing line loans may only be Base Rate Loans.

“Base Rate” means the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%.

“Eurocurrency Rate” means, for any period of 1, 2, 3 or 6 months selected by the Company (each such period, an “Interest Period”), (i) in the case of a loan denominated in Dollars, Euro, Sterling, Swiss Franc or Yen, the rate per annum equal to the London Interbank Offered Rate (“LIBOR”) or a comparable or successor rate approved by the Administrative Agent, as published on the applicable Reuters screen page (or such other commercially available source providing such quotations as may be designated by the Administrative Agent from time to time) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, for deposits in the relevant currency (for delivery on the first day of such Interest Period) with a term equivalent to such period; and (ii) in the case of loans denoted in other foreign currencies, the rate per annum as designated with respect to such currency at the time such currency was approved by the Administrative Agent and the Lenders pursuant to the Credit Agreement or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Administrative Agent.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued interest on Base Rate Loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Loans is payable on the last date of each applicable Interest Period (but in no event less than once every three months) and at maturity. The Company also paid $2,730 of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid.

The term loans will be repaid quarterly at the end of each of the Company’s fiscal quarters, in twelve installments of $1.2 million each, followed by four installments of $1.6 million each, followed by three installments of $2.0 million each, with the remaining balance being due and owing on August 27, 2018. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with, and subject to certain reinvestment rights, the Company’s or its subsidiaries’ receipt of net proceeds from certain issuances of indebtedness, sales of assets, and casualty events. The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement. The Credit Agreement is guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of assets, pay certain dividends or distributions, repurchase stock, incur indebtedness, make loans, make investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, enter into certain restrictive agreements affecting its subsidiaries, and enter into certain negative pledge arrangements, in each case subject to customary exceptions for a Credit Agreement of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio of less than 2.75 and a consolidated fixed charge coverage ratio of more than 1.25.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, invalidity of the Credit Agreement and related guarantee and security documents, change of management and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of September 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Credit Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful.

In connection with the execution of the Credit Agreement, the Amended and Restated Credit Agreement between the Company and its US corporate affiliates and Fifth Third Bank entered into August 17, 2010, effective date June 30, 2010 (as amended, the “Existing Credit Agreement”), and all related loan documents and collateral documents were terminated effective August 27, 2013, and all amounts outstanding under the Existing Credit Agreement and related loan documents and collateral documents, including the outstanding principal balance, were paid in full.

Foreign Debt

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million Line of Credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) Line of Credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of September 30, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of September 30, 2013, $0.6 million of the bank guarantee facility are being used by the borrowers.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of September 30, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2013, €1.1 million ($1.5 million as of September 30, 2013) of the bank guarantee and €2.6 million ($3.5 million as of September 30, 2013) of the overdraft facility are being used by the borrowers.

7.	(Loss) Earnings and Dividends per Share

The computational components of basic and diluted (loss) earnings per share for the three month periods ended September 30, 2013 and 2012 and for the nine month periods ended September 30, 2013 and 2012 are below (shares and dollars in thousands except per share amounts).

	For the three month period ended September 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(1,461)	19,965	$(0.07)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	—	—

Diluted loss and loss per share	$(1,461)	19,965	$(0.07)

	For the three month period ended September 30, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,268	14,630	$0.22
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	371
Subordinated convertible promissory notes	82	2,257	(0.03)

Diluted earnings and earnings per share	$3,350	17,258	$0.19

	For the nine month period ended September 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,790	18,275	$0.21
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	607	(0.01)

Diluted earnings and earnings per share	$3,790	18,882	$0.20

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

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

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. For the nine month period ended September 30, 2013, 40,000 outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. For each of the three month and nine month periods ended September 30, 2012, 322,500, outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. Diluted earnings per share for the three month period ended September 30, 2012 includes an $82 after tax addback of interest expense and 2.3 million additional shares related to the assumed conversion of convertible investor notes. Diluted earnings per share for the nine month period ended September 30, 2012 includes a $250 after tax addback of interest expense and 2.3 million additional shares related to the assumed conversion of convertible investor notes.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three months and nine months periods ended September 30, 2013 or September 30, 2012. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings (loss) per share.

Dividends

The Company declared and on September 30, 2013 paid to common stockholders a quarterly dividend of $0.05 per share compared with $0.045 in the same period in 2012. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

Dividend Per share	Record Date	Payment Date	Payments
$0.035	March 20, 2012	March 30, 2012	$512
$0.035	June 15, 2012	June 29, 2012	$512
$0.045	September 14, 2012	September 28, 2012	$664
$0.050	March 18, 2013	March 28, 2013	$886
$0.050	June 14, 2013	June 28, 2013	$881
$0.050	September 16, 2013	September 30, 2013	$1,272

8.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $283 and $165 during the quarters ended September 30, 2013 and 2012, respectively, $656 and $493 for the nine month periods, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Pension and Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees, and a postretirement health care plan for office employees retiring before January 1, 1990. The health care plan allows retirees who have attained the age of 65 to elect the type of coverage desired. The unfunded liability for these two plans was $3,075 as of December 31, 2012, the most recent actuarial valuation date.

In connection with the acquisition of Met-Pro Technologies LLC on August 27, 2013, the Company assumed a liability for two frozen defined benefit pension plans covering eligible employees of Met-Pro in the United States. Such defined benefit pension plans have been frozen regarding the accrual of future benefits for all eligible employees since December 31, 2008. The unfunded liability for these two plans was $5,709 as of August 27, 2013, the most recent actuarial valuation date.

The unfunded liability of the plans is included in the “Other Liabilities” on our condensed consolidated balance sheets. The plans are funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. The net periodic pension expense and expected contributions related to such plans are included in the disclosure contained herein.

Retirement and health care plan expense is based on valuations performed by the Company’s independent actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Pension plan:
Service cost	$32	$15	$66	$45
Interest cost	166	82	322	246
Expected return on plan assets	(214)	(94)	(418)	(282)
Amortization of net actuarial loss	130	83	314	249

Net periodic benefit cost	$114	$86	$284	$258

Health care plan:
Interest cost	$1	$1	$3	$3
Amortization of gain	(4)	(2)	(12)	(6)

Net periodic benefit gain	$(3)	$(1)	$(9)	$(2)

For the nine months ended September 30, 2013, we made contributions to our defined benefit plans totaling $157. We anticipate contributing $303 to fund the pension plan and $4 for the retiree health care plan during the remainder of fiscal of 2013.

10.	Income Taxes

Consolidated income tax (benefit) expense was $(2,259) in the third quarter of 2013 and $623 in the third quarter of 2012. During the first nine months of 2013 and the first nine months of 2012, consolidated income tax (benefit) expense was $(1,044) and $3,524, respectively. The effective tax rate for the third quarter of 2013 and 2012 was (60.7%) and 16.0%, respectively. The effective tax rate for the first nine months of 2013 was (38.0%) compared with 31.1% in 2012. For the three and nine months ended September 30, 2013, the effective tax rate was impacted by $0.5 million and $2.9 million of additional research and development tax credits available to the Company. These tax benefits are offset by $600 of fees related to the calculation of the credits included in Selling and administrative expenses. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible acquisition expense, non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2013 and December 31, 2012, the liability for uncertain tax positions, which is included in “Other liabilities” on our condensed consolidated balance sheets, totaled approximately $653 and $162, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Product Warranties

The Company’s warranty reserve is to cover the products sold and is principally at our Effox, Met-Pro and Aarding subsidiaries. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing. Accrued warranty expense is included in “Accounts payable and accrued expenses” on our condensed consolidated balance sheets, and the change in accrued warranty expense is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Beginning balance	$930	$585	$531	$431
Provision	60	52	131	263
Payments	(102)	(25)	(214)	(82)
Acquisition	112	—	552	—

Ending balance	$1,000	$612	$1,000	$612

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at September 30, 2013, due to their short term nature. The carrying amounts of our debt obligations approximate fair value based on future payments discounted at current interest rates for similar obligations or interest rates which fluctuate with the market. As these inputs are not considered to be observable (i.e. supported by little or no market activity), the Company has designated these obligations as Level 3.

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $13.6 million and $23.0 million, respectively, of which $6.2 million and $5.6 million, respectively, was held outside of the United States, principally in China. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against any existing credit line balance. We have $90 million outstanding in borrowings under the Credit Facility as of September 30, 2013 and no borrowings as of December 31, 2012. The Company’s Netherlands subsidiary has outstanding borrowings as of September 30, 2013 of $3,500.

13.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2013 for cases involving asbestos-related claims were $740, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25.

Based upon the most recent information available to the Company regarding such claims, there were a total of 175 cases pending against the Company as of September 30, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 153 cases that were pending as of January 1, 2013. During the current fiscal year commencing January 1, 2013 through September 30, 2013, 43 new cases were filed

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

against the Company, and the Company was dismissed from 21 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund (“the Fund”) and may claim an amount up to $5.3 million plus interest. The Company has obtained legal counsel and plans to vigorously defend itself.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The Company intends to vigorously defend this matter.

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

On January 13, 2011, the SEC initiated a non-public formal investigation of the Company. The investigation focused on certain activities by a former director of the Company, which director settled with the SEC in September 2013. The Company believes, after discussions with the staff of the SEC’s Enforcement Division, that the Company will not be subject to any claims.

Met-Pro and the Met-Pro former board of directors are named as defendants in a putative class action lawsuit brought by an alleged former Met-Pro shareholder who challenged the proposed Mergers filed in the United States District Court for the Eastern District of Pennsylvania. The case is captioned Raymond Gold v. Met-Pro Corporation, et al., filed July 8, 2013, Civil Action No. 2:13-CV-03948 and alleges, among other things, that the Met-Pro board of directors breached its fiduciary duties to Met-Pro and its shareholders in approving the Merger Agreement at an unfair price, unduly restricting other potential bidders from making competing offers, failing to consult with other bidders to create a competitive bid process, and unduly limiting the board’s ability to consider and potentially accept an alternative proposal. The complaint further alleges that the Met-Pro board of directors and management were conflicted and improperly motivated to approve the Merger Agreement in order to secure benefits that are not available to Met-Pro’s shareholders, including the accelerated vesting of certain securities and change in control payments, and that the joint proxy statement/prospectus filed with the SEC on May 23, 2013, as amended by the filing of Amendment No. 1 on July 3, 2013, did not make sufficient disclosures regarding the Mergers. The action seeks an award of unspecified money damages. Met-Pro and CECO believe that these claims are without merit; however, in order to avoid the risk of delaying the consummation of the Mergers and to avoid the costs, disruption and distraction of further litigation, on July 20, 2013, Met-Pro entered into a memorandum of understanding (the “MOU”) with the plaintiff to settle the foregoing action without admitting any liability or wrongdoing. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the conditional certification of a non-opt out class, for settlement purposes only, that includes any and all persons or entities who held shares of Met-Pro common stock, either of record or beneficially, at any time between April 22, 2013, the date Met-Pro announced the Merger Agreement, and the date of consummation. The settlement and any attorneys’ fees award are subject to court approval. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement. Additionally, as part of the MOU, Met-Pro agreed to make certain additional disclosures related to the proposed Mergers, which disclosures were incorporated into the final joint proxy statement/prospectus sent to the former Met-Pro shareholders.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company was involved in an arbitration proceeding initiated in April 2011 by William L. Heumann, Gerald J. Plappert, and Paul S. Brannick, related to the 2008 acquisition of Fisher-Klosterman Inc., in which the plaintiffs were claiming amounts owed pursuant to an earn-out provision in the purchase agreement. The arbitrator ruled on February 15, 2012 favorably to the Company resulting in a payment of the Company’s stock worth $21 and half of the plaintiffs’ legal and arbitrator costs of $106.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies,” and related guidance, we record reserves for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Accordingly, we have accrued $2.5 million as of September 30, 2013, which is included within “Accounts payable and accrued expenses” on the condensed balance sheets. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, results of operations, or cash flows. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

14.	Stock Purchase

During the third quarter of 2013, pursuant to the Board of Directors of the Company approval, the Company purchased 180,000 shares of CECO stock held by our Chief Executive Officer. The shares were purchased at the then current market price of $13.14 for a total transaction value of $2,400 and the shares were immediately retired.

On August 10, 2011, the Board of Directors of the Company approved a share buyback program authorizing the purchase of up to 0.5 million shares of CECO Environmental Corp. common stock over an eighteen month period. During the three month period ended June 30, 2012, the Company repurchased and immediately retired 62,519 shares of common stock for $456. The Company did not repurchase any additional common stock and the program expired in February 2013.

15.	Acquisitions

On February 28, 2013, the Company acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.4 million as of September 30, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. The current portion of the prepaid compensation of $1.1 million is in “Prepaid expenses and other current assets,” while the non-current portion of $3.7 million is in “Deferred charges and other assets” on the condensed consolidated balance sheets. For the three month and nine month periods ended September 30, 2013, $0.2 million and $0.5 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of operations. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.4 million as of September 30, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the three and nine month periods ended September 30, 2013, $0.4 million and $0.9 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of operations. An accrual of $0.9 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the condensed consolidated balance sheets.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

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

On August 27, 2013, the Company completed its acquisition of Met-Pro Corporation, pursuant to an Agreement and Plan of Merger, dated as of April 21, 2013, and amended as of August 5, 2013 (the “Merger Agreement”). Met-Pro’s shareholders had the option to elect to exchange each share of Met-Pro common stock for either (i) $13.75 in cash, without interest, or (ii) shares of the Company’s common stock valued at $13.75, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on August 26, 2013, the last trading day before the closing of the merger, subject to a collar so that there was a maximum exchange ratio of 1.3520 shares of the Company’s common stock for each share of Met-Pro common stock and a minimum of 1.0000 share of the Company’s common stock for each share of Met-Pro common stock, subject to certain exceptions and with overall elections subject to proration.

Approximately 51.6% of the shares of Met-Pro common stock converted into the right to receive the $13.75 cash consideration, for an approximate total of $104.4 million. The company trading price for the 15 day period was $12.6814. As a result, each of the remaining shares of Met-Pro common stock converted into the right to receive 1.0843 shares of Company common stock, or an approximate total of 7,726,235 shares of Company common stock in aggregate.

In accordance with the proration and reallocation provisions of the Merger Agreement, because the $13.75 per share cash consideration was oversubscribed by Met-Pro shareholders prior to the election deadline, (a) each Met-Pro share for which a valid stock election was made or for which no valid cash or stock election was made was automatically cancelled and converted into the right to receive the stock consideration and (b) each Met-Pro shareholder of record that made a valid cash received (i) the Cash Consideration for approximately 77.56% of such holder’s Met-Pro shares for which a valid cash election was made and (ii) the stock consideration for approximately 22.44% of such holder’s Met-Pro Shares for which a valid cash election was made. The value of stock recorded was $98.0 million.

In addition, holders of outstanding Met-Pro options and restricted stock units received an aggregate amount of cash equal to approximately $4.9 million as consideration for the cancellation of the options and restricted stock units held by them as of immediately prior to the merger.

Acquisition and integration expenses on the condensed consolidated statements of operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

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

$ in thousands
Current assets	$69,344
Property and equipment	17,038
Other assets	4,862
Assets held for sale (a)	8,723
Goodwill	105,429
Intangible – finite life, net	35,810
Intangible – indefinite life	11,910

Total assets acquired	253,116
Current liabilities assumed	(13,588)
Deferred income tax liability	(27,598)
Long term liabilities assumed	(5,969)

Net assets acquired	$205,961

(a)	The assets held for sale consists of real property, and are valued at the estimated proceeds less cost to sell.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions had occurred as of January 1, 2012:

	Three Months Ended September 30		Nine Months Ended September 30,
$ in thousands, except per share amounts	2013	2012	2013	2012
Net sales	$65,062	$75,430	$195,419	$212,338
Net income	$860	$4,121	$7,333	$8,847
Earnings per share:
Basic	$0.03	$0.16	$0.29	$0.35
Diluted	$0.03	$0.16	$0.27	$0.34

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses, eliminate intercompany transactions between the Company and Aarding reflect foregone interest income on cash paid for the acquisitions and to record the income tax consequences of the pro forma adjustments. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

16.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in four reportable segments. The results of the segments are reviewed through to the “(Loss) income from operations” line on the condensed consolidated statements of operations.

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

Met-Pro Group (“MP”)

Our Met-Pro Group is comprised of our recent acquisition of Met-Pro, a global provider of a wide range of products and services for industrial, commercial, municipal and residential markets. These include product recovery and pollution control technologies for purification of air and liquids; fluid handling technologies for corrosive, abrasive and high temperature liquids; and filtration and purification technologies, which include proprietary water treatment chemicals and filter products for air and liquid filtration. The MP Group includes Met-Pro’s three main business areas:

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Product Recovery/Pollution Control Technologies, Fluid Handling Technologies, and Filtration/Purification Technologies, each of which is comprised of a variety of business units and brands.

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

The accounting policies of the segments are the same as those in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$21,741	$18,425	$64,444	$55,889
Netherlands	7,510	—	17,904	—
Canada	842	1,855	3,304	5,883
China	2,553	1,787	5,564	3,289
Brazil	—	—	—	121
India	—	173	—	173

subtotal	32,646	22,240	91,216	65,355
Met-Pro	7,273	—	7,273	—
Contracting / Services	4,412	5,644	13,507	19,472
Component Parts	5,664	5,238	16,497	15,854
Corporate	(199)	(20)	97	39

Net sales	$49,796	$33,102	$128,590	$100,720

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net Operating (Loss) Income
Engineered Equipment Technology and Parts	$4,176	$3,946	$14,209	$11,110
Met-Pro	(406)	—	(406)	—
Contracting / Services	(2,187)	836	(1,268)	2,520
Component Parts	1,028	966	3,085	3,378
Corporate and other (a)	(5,334)	(1,455)	(11,485)	(4,667)
Eliminations	(633)	(42)	(846)	(58)

Net operating (loss) income	$(3,356)	$4,251	$3,289	$12,283

(a)	Includes acquisition and integration expenses, corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Property and Equipment Additions
Engineered Equipment Technology and Parts	$251	$57	$434	$109
Met-Pro	—	—	—	—
Contracting / Services	7	14	28	44
Component Parts	39	21	71	59
Corporate	—	10	—	22

Property and equipment additions	$297	$102	$533	$234

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Depreciation and Amortization
Engineered Equipment Technology and Parts	$909	$146	$1,960	$445
Met-Pro	849	—	849	—
Contracting / Services	51	53	155	163
Component Parts	46	48	139	144
Corporate	33	53	98	158

Depreciation and Amortization	$1,888	$300	$3,201	$910

(dollars in thousands)	September 30, 2013	December 31, 2012
Identifiable Assets
Engineered Equipment Technology and Parts	$127,653	$60,516
Met-Pro	205,201	—
Contracting / Services	6,230	8,055
Component Parts	6,037	5,573
Corporate (b)	8,515	19,960

Identifiable Assets (c)	$353,636	$94,104

(b)	Corporate assets primarily consists of cash and income tax related assets.
(c)	The Company has revised its business segment reporting primarily to exclude nontrade accounts receivable in order to better reflect the manner in which such assets are reviewed by management.

(dollars in thousands)	September 30, 2013	December 31, 2012
Goodwill
Engineered Equipment Technology and Parts	$28,122	$19,548
Met-Pro	105,429	—

Goodwill	$133,551	$19,548

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2013
(dollars in thousands)	Total sales	Less intra- segment Sales	Less inter-segment sales					Net sales to outside customers
			EE&P	C/S	CP		Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$22,519	$(616)	$—	$(162)	$		$—	$21,741
Netherlands	7,405	105	—	—		—	—	7,510
China	2,696	(143)	—	—		—	—	2,553
Canada	1,503	(661)	—	—		—	—	842

Subtotal	34,123	(1,315)	—	(162)		—	—	32,646
Met-Pro	7,559	(286)	—	—		—	—	7,273
Contracting / Services	5,018	(205)	(328)	—		(73)	—	4,412
Component Parts	5,994	(135)	(4)	(191)		—	—	5,664
Corporate and other (a)	—	—	—	—		—	(199)	(199)

Net sales	$52,694	$(1,941)	$(332)	$(353)		$(73)	$(199)	$49,796

	Three months ended September 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$18,775	$(334)	$—	$(16)	$—	$—	$18,425
China	2,166	(379)	—	—	—	—	1,787
Canada	1,865	(10)	—	—	—	—	1,855
Brazil	—	—	—	—	—	—	—
India	173	—	—	—	—	—	173

Subtotal	22,979	(723)	—	(16)	—	—	22,240
Contracting / Services	6,166	(20)	(502)	—	—	—	5,644
Component Parts	5,524	(89)	(3)	(194)	—	—	5,238
Corporate and other (a)	0	—	—	—	—	(20)	(20)

Net sales	$34,669	$(832)	$(505)	$(210)	$—	$(20)	$33,102

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine months ended September 30, 2013
(dollars in thousands)	Total sales	Less intra- segment Sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$66,473	$(1,391)	$—	$(638)	$—	$—	$64,444
Netherlands	17,799	105	—	—	—	—	17,904
China	6,672	(1,108)	—	—	—	—	5,564
Canada	4,636	(1,332)	—	—	—	—	3,304

Subtotal	95,580	(3,726)	—	(638)	—	—	91,216
Met-Pro	7,559	(286)	—	—	—	—	7,273
Contracting / Services	15,383	(412)	(1,391)	—	(73)	—	13,507
Component Parts	17,525	(405)	(17)	(606)	—	—	16,497
Corporate and other (a)	—	—	—	—	—	97	97

Net sales	$136,047	$(4,829)	$(1,408)	$(1,244)	$(73)	$97	$128,590

	Nine months ended September 30, 2012
(dollars in thousands)	Total sales	Less intra- segment sales	Less inter-segment sales				Net sales to outside customers
			EE&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts
United States	$57,202	$(687)	$—	$(626)	$—	$—	$55,889
China	5,223	(1,934)	—	—	—	—	3,289
Canada	5,820	63	—	—	—	—	5,883
Brazil	121	—	—	—	—	—	121
India	173	—	—	—	—	—	173

Subtotal	68,539	(2,558)	—	(626)	—	—	65,355
Contracting / Services	20,577	(68)	(1,037)	—	—	—	19,472
Component Parts	16,804	(236)	(21)	(693)	—	—	15,854
Corporate and other (a)	19	—	—	(10)	—	30	39

Net sales	$105,939	$(2,862)	$(1,058)	$(1,329)	$—	$30	$100,720

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management discussion and analysis of financial condition and results of operations

The Company’s consolidated statements of income for the three month and nine month periods ended September 30, 2013 and 2012 reflect the consolidated operations of the Company and its subsidiaries.

Significant Recent Development

On August 27, 2013, we completed our acquisition of Met-Pro Corporation, a Pennsylvania corporation (“Met-Pro”), which resulted in the acquisition of 100% of all outstanding shares of Met-Pro for $13.75 per share in a cash and stock transaction. In addition, holders of outstanding Met-Pro options and restricted stock units received an aggregate amount of cash equal to approximately $4.9 million as consideration for the cancellation of the options and restricted stock units held by them immediately prior to the closing of the acquisitions. The purchase price consisted of approximately 7,726,235 shares of Company common stock and $104.4 million in cash. Following the issuance of these additional shares, there were approximately 25,614,539 shares of Company common stock issued and outstanding. The cash portion of the purchase consideration was financed with borrowings from a new credit facility. See “Financial Condition, Liquidity and Capital Resources” below. Because the acquisition closed on August 27, 2013, the Company’s financial information does not include any of the results of operations from Met-Pro prior to the acquisition date. The financial results of Met-Pro are included in the “Met-Pro Group” segment as of the date of the acquisition.

Acquisition and integration expenses on the condensed consolidated statements of operations are related to acquisition activities, which include legal, accounting, banking, and other expenses.

General Oveview

We are a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and liquid filtration segments. Through its well-known brands, CECO provides a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. CECO globally serves the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. CECO is focused on building long-term shareholder value by bringing its unique technology, portfolio and operational excellence to strategic key growth markets around the world, while maintaining the highest standards of employee development, project execution and safety leadership.

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

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. By employing this strategy, we have expanded our business and increased our revenues by adding CECO Abatement Systems, KB Duct, CECO Environmental India, Effox, Fisher-Klosterman, Buell, Flextor, A.V.C., Adwest, Aarding, and Met-Pro. At the same time, we have been able to consolidate these new entities into our existing lean corporate structure without increasing costs proportionally. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

On February 28, 2013, we acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), pursuant to the terms of a Share Purchase Agreement, (the “SPA”) dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $7.4 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4 million ($5.4 million as of September 30, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. The current portion of the prepaid compensation of $1.1 million is in “Prepaid expenses and other current assets”, while the non-current portion of $3.7 million is in “Deferred Charges and other assets” on the balance sheet. For the three month and nine month periods ended September 30, 2013, $0.2 million and $0.5 million, respectively, of compensation expense has been recorded. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.4 million as of September 30, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the three and nine month periods ended September 30, 2013, $0.4 million and $0.9 million, respectively, of earn-out expense has been recorded. An accrual of $0.9 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the condensed consolidated balance sheets.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, manufacturing, pricing, safety, employee development, and customer service excellence. The managers work closely with the Chief Executive Officer on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, marketing, and administration. We have organizational focus from headquarters throughout our divisional businesses with minimal duplicative work streams. We are structured for growth and will do strategic future bolt-on acquisitions with a full integration strategy.

Our four operating segments are: the Engineered Equipment Technology and Parts Group (“EET&P”), which produces various types of air pollution control equipment, the Met-Pro Group (“MP”), which produces product recovery and pollution control, fluid handling, filtration, and purification technologies, the Contracting / Services Group (“C/S”), which produces air pollution control and industrial ventilation systems and the Component Parts Group (“CP”), which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Adwest, Aarding, and Met-Pro and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Adwest, Aarding and Met-Pro, which closed on December 31, 2012, February 28, 2013 and August 27, 2013, respectively, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 15 to the unaudited condensed consolidated financial statements for further information on the Met-Pro and Aarding acquisitions.

Results of Operations

Consolidated Results

Our condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Net sales	$49.8	$33.1	$128.6	$100.7
Cost of sales	35.2	22.6	88.6	69.5

Gross profit	$14.6	$10.5	$40.0	$31.2
Percent of sales	29.3%	31.7%	31.1%	31.0%
Selling and administrative expenses	$9.3	$6.2	$24.0	$18.7
Percent of sales	18.7%	18.7%	18.7%	18.6%
Operating (loss) income	$(3.4)	$4.3	$3.3	$12.3
Operating margin	(6.8)%	12.8%	2.6%	12.2%

To compare quarterly operating performance between the three month and nine month periods ended September 30, 2013 and 2012, the Company has adjusted GAAP operating income and GAAP net (loss) income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) legal reserves, (4) inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition, and (5) with respect to net (loss) income, associated tax benefits of these charges. The Company has adjusted GAAP gross profit to exclude inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Gross profit as reported in accordance with GAAP	$14.6	$10.5	$40.0	$31.2
Gross profit margin in accordance with GAAP	29.3%	31.7%	31.1%	31.0%
Inventory valuation adjustment	0.4	—	0.4	—
Plant, property and equipment valuation adjustment	0.1	—	0.1	—

Non-GAAP gross profit	$15.1	$10.5	$40.5	$31.2
Gross profit margin	30.1%	31.7%	31.5%	31.0%

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Operating income as reported in accordance with GAAP	$(3.4)	$4.3	$3.3	$12.3
Operating margin in accordance with GAAP	(6.8)%	12.8%	2.6%	12.2%
Inventory valuation adjustment	0.4	—	0.4	—
Plant, property and equipment valuation adjustment	0.1	—	0.1	—
Acquisition and integration expenses	4.0	—	6.6	—
Amortization and earn out expenses	2.0	—	3.5	0.2
Legal reserves	2.5	—	2.5	—

Non-GAAP operating income	$5.6	$4.3	$16.4	$12.5
Operating margin	11.4%	12.8%	12.8%	12.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Net (loss) income as reported in accordance with GAAP	$(1.5)	$3.3	$3.8	$7.8
Inventory valuation adjustment	0.4	—	0.4	—
Plant, property and equipment valuation adjustment	0.1	—	0.1	—
Acquisition and integration expenses	4.0	—	6.6	—
Amortization and earn out expenses	2.0	—	3.5	0.2
Legal reserves	2.5	—	2.5	—
Tax benefit of expenses	(2.6)	—	(3.3)	—

Non-GAAP net income	$4.9	$3.3	$13.6	$8.0

Consolidated sales for the third quarter increased $16.7 million to $49.8 million from $33.1 million in 2012. The increase in sales was primarily due to the approximately 46.8% sales increase in our Engineering Equipment Technology and Parts Group segment due to our acquisitions of Adwest Technologies at the end of 2012 and Aarding Thermal Acoustics at the end of February 2013, which collectively accounted for $10.2 million of sales for the quarter. The third quarter of 2013 also included $7.3 million for one month of sales from our August 2013 acquisition of Met-Pro.

Consolidated sales for the first nine months of 2013 were $128.6 million compared with $100.7 million in 2012. The $27.9 million increase in sales was primarily due to the 40.0% sales increase in our Engineering Equipment Technology and Parts Group primarily due to the acquisitions of Adwest and Aarding as noted above, which collectively accounted for $25.5 million of sales for the nine months ended September 30, 2013. As mentioned above, Met-Pro provided $7.3 million of revenue. Excluding acquisitions, revenues decreased $4.9 million due principally to a few order delays.

Gross profit increased by $4.0 million, or 38.1%, to $14.6 million in the third quarter of 2013 compared with $10.5 million in the same period of 2012. Gross profit as a percentage of sales was 29.3% in 2013 compared with 31.7% in 2012. The net decrease in gross profit as a percentage of sales was primarily due to a decrease at Effox which was partially offset by increases at CECO Filters, Busch and A.V.C.

Gross profit increased by $8.8 million, or 28.2%, to $40.0 million for the first nine months of 2013 compared with $31.2 million in the same period of 2012. Gross profit as a percentage of sales was substantially flat at 31.1% in 2013 and 31.0% in 2012.

Orders booked were $48.0 million during the third quarter of 2013 and $132.4 million for the first nine months of 2013, as compared with $41.8 million during the third quarter of 2012 and $113.4 million in comparable period in 2012.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selling and administrative expenses for the third quarter of 2013 were $9.3 million as compared with $6.2 million during the third quarter of 2012. During the first nine months of 2013, selling and administrative expenses were $24.0 million compared with $18.7 million in the comparable period in 2012. The increase for the three month and nine month periods in 2013 was primarily due to the Met-Pro, Adwest and Aarding acquisitions, which added $2.6 million during the quarter and $4.4 million during the nine months ended September 30, 2013.

Acquisition and integration expenses during the third quarter of 2013 and first nine months of 2013 of $4.0 million and $6.6 million, respectively, are for legal, accounting, banking, and other related expenses for the Aarding and Met-Pro acquisitions.

Amortization and earn out expenses were $2.0 million in the third quarter of 2013 and none in the third quarter of 2012. During the first nine months of 2013 and the first nine months of 2012, amortization and earn out expense was $3.5 million and $0.2 million, respectively. The increase in amortization expense was the result of certain finite life intangibles related to the Met-Pro, Adwest, and Aarding acquisitions. The earn out expense in the third quarter of 2013 was $0.4 million and $0.9 million for the first nine months of 2013.

Operating loss was $3.4 million in the third quarter of 2013 compared with operating income of $4.3 million during the same quarter of 2012. Operating loss as a percent of sales in the third quarter of 2013 was (6.8)% compared with operating income of 12.8% for the same period in 2012. The decrease is principally related to the acquisition related expenses discussed earlier, and the legal reserves.

Operating income for the first nine months of 2013 was $3.3 million compared with operating income of $12.3 million during the same period of 2012. Operating income as a percent of sales for the nine months ended September 30, 2013 was 2.6% compared with 12.2% for the same period in 2012. The decrease is principally related to the acquisition related expenses and legal reserves discussed earlier.

Interest expense increased to $0.5 million in the third quarter of 2013 from $0.3 million in the third quarter of 2012, due to the debt incurred for the acquisition of Met-Pro. Interest expense was $0.7 million for the first nine months of 2013 compared with $0.8 million for 2012. The interest for the first nine months of 2013 includes interest incurred since the August acquisition of Met-Pro, which is comparable to the interest incurred for the first nine months of 2012 due principally to the interest on our convertible notes, all of which converted in 2012.

Consolidated income tax (benefit) expense was ($2,259) in the third quarter of 2013 and $623 in the third quarter of 2012. During the first nine months of 2013 and the first nine months of 2012, consolidated income tax (benefit) expense was ($1,044) and $3,524, respectively. The effective tax rate for the third quarter of 2013 and 2012 was (60.7%) and 16.0%, respectively. The effective tax rate for the first nine months of 2013 was (38.0%) compared with 31.1% in 2012. For the three and nine months ended September 30, 2013, the effective tax rate was impacted by $0.5 million and $2.9 million of additional research and development tax credits available to the Company. These tax benefits are offset by $600 of fees related to the calculation of the credits included in Selling and administrative expenses. Along with the tax benefit of research and development income tax credits, our effective tax rate is additionally affected by certain permanent differences including non-deductible acquisition expense, non-deductible incentive stock based compensation, reversals of certain income tax reserves/deferrals, and tax holidays in foreign jurisdictions.

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2013 and December 31, 2012, the liability for uncertain tax positions, which is included in “Other liabilities” on our condensed consolidated balance sheets, totaled approximately $653 and $162, respectively. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in four reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the condensed consolidated statements of operations.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts
United States	$21,741	$18,425	$64,444	$55,889
Netherlands	7,510	—	17,904	—
Canada	842	1,855	3,304	5,883
China	2,553	1,787	5,564	3,289
Brazil	—	—	—	121
India	—	173	—	173

subtotal	32,646	22,240	91,216	65,355
Met-Pro	7,273	—	7,273	—
Contracting / Services	4,412	5,644	13,507	19,472
Component Parts	5,644	5,238	16,497	15,854
Corporate	(199)	(20)	97	39

Net sales	$49,796	$33,102	$128,590	$100,720

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net Operating (Loss) Income
Engineered Equipment Technology and Parts	$4,176	$3,946	$14,209	$11,110
Met-Pro	(406)	—	(406)	—
Contracting / Services	(2,187)	836	(1,268)	2,520
Component Parts	1,028	966	3,085	3,378
Corporate (a)	(5,334)	(1,455)	(11,485)	(4,667)
Eliminations	(633)	(42)	(846)	(58)

Net operating (loss) income	$(3,356)	$4,251	$3,289	$12,283

(a)	Includes acquisition and integration expenses, corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Equipment Technology and Parts Group (“EET&P Group”)

Our EET&P Group net sales increased $10.4 million to $32.6 million in the third quarter of 2013 compared with $22.2 million in the third quarter of 2012, an increase of 46.8%, while net sales for the first nine months of 2013 increased $25.9 million to $91.2 million compared with $65.4 million for the same period in 2012, an increase of 39.6%. The increase in the third quarter and first nine months of 2013 is primarily due to our recent Adwest and Aarding acquisitions, which collectively accounted for $10.7 million and $25.5 million for the quarter and nine months ended September 30, 2013, respectively. The third quarter of 2013 benefited from increased revenues at Effox, FKI, and Buell, but was partially offset by decreased revenues at Busch International. For the first nine months of 2013 Effox continued to have increased revenues due to utilities investing in their systems, while Busch International was impacted by the lack of demand from the metals industries.

Operating income from the EET&P Group increased $0.3 million to $4.2 million in the third quarter of 2013 compared with $3.9 million in the third quarter of 2012, an increase of 5.8%, while operating income for the first nine months of 2013 increased $3.1 million to $14.2 million compared with $11.1 million for the same period in 2012, an increase of 27.9%. The increase in the third quarter and first nine months of 2013 is due in part to our recent Adwest and Aarding acquisitions, which collectively accounted for $0.3 million and $0.9 million for the quarter and nine months ended September 30, 2013, respectively. The three month and nine month periods of 2013 also benefited from increased operating income at Effox, FKI, and our China operations due to increased volume, while the remaining operations were comparable to the same period in 2012.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Met-Pro (“MP Group”)

Our MP Group net sales for the third quarter and first nine months of 2013 were $7.3 million, which is Met-Pro’s sales since its acquisition at the end of August 2013.

MP Group operating loss for the third quarter and first nine months of 2013 was $0.4 million, which is Met-Pro’s operating loss since its acquisition at the end of August 2013.

Contracting / Services Group (“C/S Group”)

Our C/S Group net sales for the third quarter of 2013 were $4.4 million compared with $5.6 million for the same period in 2012. Net sales for the nine months in 2013 were $13.5 million compared with $19.5 million in 2012. This decrease was primarily due to the C/S Group increasing its focus on service work, which normally occurs in the middle to end-of-year time periods.

Operating (loss) income for the C/S Group was $2.2 million in the third quarter of 2013 compared with income of $0.8 million in the third quarter of 2012. Operating loss for the nine months ended September 30, 2013 was $1.3 million compared with income of $2.5 million 2012. This decrease is primarily due to the sales volume decrease experienced during the first nine months of 2013, as described above, and the reserve of $2.5 million for a legal claim.

Component Parts Group (“CP Group”)

Our CP Group net sales for the third quarter of 2013 increased $0.5 million to $5.6 million from $5.2 million in 2012. Net sales for the nine months ended September 30, 2013 increased $0.6 million to $16.5 million from $15.9 million in 2012. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the CP Group was $1.0 million for the third quarter of 2013 and the third quarter of 2012. Operating income for the first nine months of 2013 was $3.1 million compared with $3.4 million in 2012. This decrease in operating margin is primarily due to increased competitive pricing pressure in the marketplace.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of September 30, 2013, was $100.4 million compared with $59.5 million as of December 31, 2012. The increase in backlog at September 30, 2013, was primarily a result of the acquisitions of Aarding and Met-Pro, which represents approximately $17.0 million and $25.0 million of our backlog, respectively, at September 30, 2013. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $13.6 million and $23.0 million, respectively, of which $5.8 million and $6.2 million, respectively, was held outside of the United States, principally in China. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax. Cash balances may fluctuate from time to time due to collected

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

funds not being immediately swept against the credit line balance. We have $90 million outstanding in borrowings under the Credit Facility, as described below, as of September 30, 2013 and no borrowings as of December 31, 2012. The Company’s Netherlands subsidiaries have outstanding borrowings as of September 30, 2013 of €2.6 million ($3.5 million as of September 30, 2013).

On August 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30 million.

Concurrent with the acquisition of Met-Pro, the Company borrowed $65 million in term loans and $52 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the Mergers, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro (as defined below) and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the Mergers. As of September 30, 2013, the aggregate principal amount of approximately $90 million was outstanding under the Credit Facility.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the Base Rate plus a margin ranging from 0.5% to 1.5% based on the Company’s consolidated leverage ratio (“Base Rate Loans”); or

•	the Eurocurrency Rate plus a margin ranging from 1.5% to 2.5% based on the Company’s consolidated leverage ratio (“Eurocurrency Loans”).

Swing line loans may only be Base Rate Loans.

Accrued interest on Base Rate Loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Loans is payable on the last date of each applicable Interest Period (but in no event less than once every three months) and at maturity. The Company also paid $2,730 of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement.

Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid.

The term loans are payable quarterly at the end of each of the Company’s fiscal quarters, in twelve installments of $1.2 million each, followed by four installments of $1.6 million each, followed by three installments of $2.0 million each, with the remaining balance being due and owing on August 27, 2018. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with, and subject to certain reinvestment rights, the Company’s or its subsidiaries’ receipt of net proceeds from certain issuances of indebtedness, sales of assets, and casualty events. The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, grant liens, merge or consolidate, dispose of assets, pay certain dividends or distributions, repurchase stock, incur indebtedness, make loans, make investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, enter into certain restrictive agreements affecting its subsidiaries, and enter into certain negative pledge arrangements, in each case subject to customary exceptions for a Credit Agreement of this size and type. The Company is also required to maintain compliance with a consolidated leverage ratio (as defined in the Credit Agreement) of and a consolidated fixed charge coverage ratio (as defined in the Credit Agreement), which currently are 2.75 and 1.25, respectively.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, invalidity of the Credit Agreement and related guarantee and security documents, change of management and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

As of September 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Credit Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful. In the event that we are not successful in obtaining a waiver or an amendment, we would be declared in default, which could cause all amounts owed to be immediately due and payable.

In connection with the execution of the Credit Agreement, the Amended and Restated Credit Agreement between the Company and its US corporate affiliates and Fifth Third Bank entered into August 17, 2010, effective date June 30, 2010 (as amended, the “Existing Credit Agreement”), and all related loan documents and collateral documents were terminated effective August 27, 2013, and all amounts outstanding under the Existing Credit Agreement and related loan documents and collateral documents, including the outstanding principal balance, were paid in full.

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million Line of Credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) Line of Credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of September 30, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of September 30, 2013, $0.6 million of the bank guarantee facility are being used by the borrowers.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of September 30, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2013, €1.1 million ($1.5 million as of September 30, 2013) of the bank guarantee and €2.6 million ($3.5 million as of September 30, 2013) of the overdraft facility are being used by the borrowers.

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2013	2012
Net cash provided by operating activities, net of acquisitions	$10,373	$13,806
Net cash used in investing activities	(104,965)	(197)
Net cash provided by (used in) financing activities	85,184	(1,878)

Net (decrease) increase in cash	$(9,408)	$11,731

For the nine months ended September 30, 2013, $10.4 million of cash was provided by operating activities compared with $13.8 million provided by operating activities for the same period in 2012. The $3.4 million decrease in cash flows from operating activities was primarily due to the change in cash used of $10.3 million Costs in Excess of Billings and $3.8 million in Prepaid Expense and Other Current Assets, offset by $4.5 million in Accounts Receivable, and $4.8 million in Deferred Charges and Other Assets. The increase in the Costs in Excess of Billings is principally due to the billings terms of a couple jobs included with our Aarding acquisition.

Our net investment in working capital (excluding cash and cash equivalents, and current portion of debt) at September 30, 2013 was $62.8 million as compared with $14.3 million at December 31, 2012. We believe that our working capital needs will remain consistent unless we experience a significant change in sales and operating income. The increase in our working capital is principally due to the net working capital acquired with the Met-Pro and Aarding acquisitions.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2013, net cash used in investing activities was $104.9 million. The acquisition of Met-Pro and Aarding used cash of $80.0 million and $24.4 million, respectively, and $0.5 million was used for capital expenditures of plant and equipment. For the nine months ended September 30, 2012, net cash used in investing activities of $0.2 million was for capital expenditures of plant and equipment.

For the nine months ended September 30, 2013, financing activities provided cash of $85.2 million. Borrowings on credit agreements provided cash of $92.0 and $1.4 million was provided by the exercise of stock options and issuance of shares under our Dividend Reinvestment Plan. The payment of common stock dividends used net cash of $3.0 million, and $2.4 million was used for the repurchase of the Company’s stock. For the nine months ended September 30, 2012, financing activities used net cash of $1.9 million, which consisted of $2.1 million used for the payment of common stock dividends and repurchase of shares offset by $0.3 million of cash provided by the exercise of stock options and issuance of shares under our Dividend Reinvestment Plan.

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

In connection with the Met-Pro acquisition, we took on significant additional debt to fund the transaction. See the description of the Credit Facility above. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the Company’s Form 10-Q for the quarter ended March 31, 2013 and include, but are not limited to: our ability to successfully integrate Met-Pro’s operations and to realize the synergies from the acquisition; the substantial amount of debt in connection with the Met-Pro acquisition and CECO’s ability to repay or refinance it or incur additional debt in the future; risks related to litigation in which we and Met-Pro are or may become involved; our dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding our estimates and our method of accounting for contract revenue; our history of losses and possibility of further losses; fluctuations in operating results from period to period due to seasonality of our business; the effect of growth on our infrastructure, resources, and existing sales; our ability to expand our operations in both new and existing markets; the potential for contract delay or cancellation; the potential for fluctuations in prices for manufactured components and raw materials; our ability to raise capital and the availability of capital resources; our ability to fully utilize and retain executives; the impact of federal, state or local government regulations; labor shortages or increases in labor costs; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was such a change during the quarter ended September 30, 2013, related to the acquisition of Met-Pro, a former accelerated filer registrant. The Company is in the process of evaluating the internal controls over financial reporting of Met-Pro, and integrating such with its own internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum value of shares that may yet be purchased under the program
July 1 to July 31, 2013	—	—	—	—
August 1 to August 31, 2013	—	—	—	—
September 1 to September 30, 2013(1)	180,000	$13.14	—	—

Total	180,000	$13.14	—	—

(1)	Represents shares purchased by the Company from Jeffrey Lang, our Chief Executive Officer and Director, in a private transaction.

ITEM 6. Exhibits

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 5, 2013, by and among Met-Pro Corporation, CECO Environmental Corp., Mustang Acquisition Inc. and Mustang Acquisition II LLC (formerly known as Mustang Acquisition II Inc.) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CECO Environmental Corp. with the SEC on August 8, 2013)

10.1	Credit Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CECO Environmental Corp. with the SEC on August 30, 2013)

10.2	Company Guaranty Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CECO Environmental Corp. with the SEC on August 30, 2013)

10.3	Subsidiary Guaranty Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by CECO Environmental Corp. with the SEC on August 30, 2013)

10.4	Security Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by CECO Environmental Corp. with the SEC on August 30, 2013)

10.5*	Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (filed herewith)

10.6*	First Amendment to Executive Employment Agreement between CECO Environmental Corp. and Jeffrey Lang dated as of September , 2013 (filed herewith)

10.7*	Letter agreement between Neal Murphy and CECO Environmental Corp. effective September 3, 2013 (filed herewith)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Neal E. Murphy
Neal E. Murphy Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2013