Form 10-K
period 2013-12-31
CECO ENVIRONMENTAL CORP
filed 2014-03-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $136.2 million based upon the closing market price and common shares outstanding as of June 28, 2013. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 6, 2014, the registrant had 25,608,737 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. Words such as “estimate,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “should,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. These risks and uncertainties include, but are not limited to: our ability to successfully integrate Met-Pro Corporation’s (“Met-Pro”) operations and realize the synergies from the acquisition, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt in connection with the Met-Pro acquisition and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry. These and other risks and uncertainties are discussed in more detail in our filings with the Securities and Exchange Commission, as described in greater detail in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. CECO was incorporated in the State of New York in 1966 and reincorporated in the State of Delaware in January 2002. The Company was taken public on January 1, 1978 and its common stock trades on the NASDAQ Stock Market LLC under the symbol “CECE.”

We operate as a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments, through four principal groups. Prior to our internal reorganization effective January 1, 2014 (as described below), each of the following groups comprised our reportable segments: (i) Engineered Equipment Technology and Parts Group, which produces various types of air pollution control technology and equipment, (ii) Met-Pro Group (“MP Group”), which manufactures and sells product recovery and pollution control equipment for purification of air and liquids, fluid handling equipment for corrosive, abrasive and high temperature liquids, and filtration and purification products, (iii) Contracting/Services Group, which produces air pollution control and engineered industrial ventilation systems, and (iv) Component Parts Group, which manufactures products used by our other segments and other air pollution control companies and air system contractors. By combining the efforts of certain or all of these groups, we are able to offer complete full systems to our customers and leverage the operational efficiencies between our family of technology companies.

During 2013, the Company managed its business under the following four reportable segments:

Engineered Equipment Technology and Parts Group

Our Engineered Equipment Technology and Parts Group, located in the United States as well as the Netherlands, Canada, Brazil, China, and India, is comprised of Effox-Flextor, Aarding, AVC, Adwest, CECO Filter, Busch International, FKI and Buell. We enable our customers to meet Best Available Control Technologies Guidelines (“BACT guidelines”) and compliance targets for fumes, volatile organic compounds, process and industrial odors. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. We have a presence in the chemical processing, ethanol, paint booth emissions, wastewater treatment and wood products industries.

MP Group

Our MP Group is comprised of our recent acquisition of Met-Pro, a global provider of a wide range of products and services for industrial, commercial, municipal and residential markets. These products and services include product recovery and pollution control technologies for purification of air and liquids; fluid handling technologies for corrosive, abrasive and high temperature liquids; and filtration and purification technologies, and filter products for air and liquid filtration. The MP Group includes Met-Pro’s three main business areas: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Filtration/Purification Technologies, each of which is comprised of a variety of business units and brands.

Contracting/Services Group

Our Contracting/Services Group is comprised of the contracting/services operations of our Kirk & Blum divisions located in the United States. We provide custom metal engineered fabrication services at our Kirk & Blum Columbia, Tennessee and Louisville, Kentucky locations. These facilities fabricate parts, engineered subassemblies and customized products for air pollution and non-air pollution systems from sheet, plates and structurals. These systems, primarily sold on a turnkey basis; include oil mist collection, dust collection, industrial exhaust, chip collection, make-up air, as well as automotive spray booth systems, industrial and process piping, and other industrial sheet metal work. We provide a cost-effective engineered solution to in-plant process problems in order to control airborne pollutants. North America is our principal market in this group, although we supply equipment and engineering services globally.

Component Parts Group

We market component parts for industrial air systems to contractors, distributors and dealers throughout the United States under the Kirk & Blum Parts division. The KB Duct product line provides a cost effective alternative to traditional duct. Primary users for this product line are those that generate dry particulate such as furniture manufacturers, metal fabricators, and any other users desiring flexibility in a duct system. Customers include end users, contractors, and dealers.

Effective January 1, 2014, CECO implemented an internal reorganization related to the integration of recent acquisitions, which resulted in three reportable segments:

•	Air Pollution Control Segment, comprised of the following:

Adwest Technologies, Inc., Duall Air and Odor Technologies, Busch International, Buell Energy Cyclones,

Flex-Kleen Dust Collection Technologies, Fisher-Klosterman, Kirk & Blum, and KB Duct.

•	Energy Segment, comprised of the following:

Aarding Thermal Acoustics, Effox-Flextor and AVC Specialists, Inc.

•	Fluid Handling Filtration Segment, comprised of the following:

Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions,

CECO Filters and Strobic Air Corporation.

The financial information presented in this Annual Report on Form 10-K does not give effect to the change in the composition of the Company’s reportable segments as a result of the restructuring effective January 1, 2014.

Recent Company Developments

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end-market applications. We market our products and services under multiple brands, including “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” and “Strobic Air” to multiple end markets, a broad group of customers and for a wide range of applications.

We have established a family of companies, each playing a specialized role in the creation of product recovery, air pollution control, fluid handling and filtration solutions. Beginning in December 2012, we acquired Adwest Technologies, Inc. (“Adwest”), a designer and manufacturer of regenerative thermal oxidizers (“RTOs”). Domestic and international acquisition activity increased significantly during 2013. On February 28, 2013, we acquired Aarding Thermal Acoustics B.V., a Netherlands company (“Aarding”), a global provider of natural gas turbine exhaust systems and silencer applications, and in August 2013, we completed the acquisition of Met-Pro, a leading, niche-oriented, global provider, of product recovery, pollution control, fluid handling, and filtration systems. Because the Met-Pro acquisition closed on August 27, 2013, the Company’s financial information does not include any of the results of operations from Met-Pro prior to the acquisition date. The financial results of Met-Pro are included in the MP Group segment as of the date of the acquisition.

Industry Overview

We serve a large industry that has grown steadily over the last several years. The market for product recovery, air pollution control, fluid handling and filtration is a highly fragmented, multi-billion dollar, global market.

We believe demand for our products and services in the United States and globally has recently and will continue to be driven by the following two factors:

•	Stringent Regulatory Environment. The adoption of increasingly stringent environmental regulations in the U.S. and globally requires businesses to pay strict attention to environmental protection. Businesses and industries of all types from refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing must comply with these various international, federal, state and local government environmental regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Regulations range from the air quality standards promulgated by the Environmental Protection Agency (“EPA”) to Occupational Safety and Health Administrative Agency (“OSHA”) standards regulating allowable contaminants in workplace environments, in addition to many local, state, and country level regulations on a worldwide basis. These increasingly stringent environmental regulations are the principal factors that drive our business.

•	Worldwide Industrialization. Global trade has increased significantly over the last decade driven by growth in emerging markets, including China and India, as well as other developing nations in Asia and Latin America. Furthermore, as a result of globalization, manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues. We expect more rigorous environmental regulations will be introduced to create a cleaner working environment and reduce environmental emissions as these economies evolve.

These factors, individually or collectively, tend to cause increases in industrial capital spending that is not directly impacted by general economic conditions, expansion, or capacity increases. In contrast, favorable conditions in the general economy generally lead to plant expansions and the construction of new industrial sites. However, in a weak economy, customers tend to lengthen the time from their initial inquiry to the purchase order, or defer purchases.

Strategy

Our goal is to become the global leader in product recovery, air pollution control, fluid handling and filtration products and services by delivering exceptional value for our customers, shareholders, and employees. Our core focus is:

• Profitable Growth	-	Implementing profitable ways to grow globally, both organically and inorganically. with premiere technology and solutions in diverse industries

• Product, Service and Project Excellence	-	Creating customer successes and building customer loyalty.

• Operational Excellence	-	Running smart, lean, and best-in-class with innovative operating processes in all that we do.

• Employee Development	-	Investing in the training and development of our employees and building world-class general management and leadership.

• Global Market Coverage	-	Improving sales and manufacturing (internal and external) resources to expand our customer base and increase revenues. Uncover new customer opportunities in diverse industries.

• Safety Leadership	-	Ensuring employee safety through preventative safety practices.

Our strategy utilizes all of our resource capabilities to help customers improve efficiencies and meet specific regulatory requirements within their business processes through optimal design and integration of full contaminant and pollution control systems. Our engineering and design expertise in product recovery, air pollution control, fluid handling and liquid filtration, combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop, cost-effective solution, to meet their integrated abatement needs.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are a leading provider of critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. The multi-billion dollar global market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. Through the vertical integration of our family of companies, we offer our customers a complete end-to-end solution, including engineering and project management services, procurement and fabrication, construction and installation, aftermarket support and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

Long-standing experience and customer relationships in growing industry. We have serviced the environmental needs of our target markets for over 100 years. Our extensive experience and expertise in providing diversified solutions enhances our overall customer relationships, and provides us with a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by strong relationships with many of our world-class customers. We believe no single competitor has the resources to offer a similar portfolio of product and service capabilities. Our family of companies offers the depth of a large organization, while our lean organizational structure keeps us close to our customers and markets, allowing us to offer rapid and complete solutions in each unique situation.

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2013, we had a diversified customer base of more than 5,000 active customers across a range of industries. Our customers represent some of the largest refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing companies. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ process changes and modifications or additions to their systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of 25 years of experience in the product recovery, air pollution control, fluid handling and filtration segments. Our Chief Executive Officer, Jeff Lang, has more than 30 years of executive operating management experience in manufacturing. The business experience of our management team enables us to pursue our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with us and our family of companies. Our workforce includes approximately 130 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering team has been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

Disciplined Acquisition Program with Successful Integration. We believe that we have demonstrated an ability to successfully acquire and integrate companies with complementary product or service offerings. We will continue to seek and execute additional strategic acquisitions and focus on expanding our product service and breadth, as well as entering into new adjacent markets. We believe that the breadth and diversity of our products and services and our ability to deliver full solutions to various end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry.

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to gain new customers and penetrate geographic locations and end-markets with existing products and services or acquire new product or service opportunities. For example, our acquisition of Effox in 2007 allowed us to access the multi-billion dollar energy, power and utilities markets. The acquisition of Flextor in 2008 further expanded Effox’s business internationally. Our acquisition of FKI in 2008 expanded our access to the petroleum and power markets and also provides us with a manufacturing facility in China. The acquisition of AVC in 2008 added additional replacement parts sales to FKI’s business. The Adwest acquisition in 2012 expanded our abilities to design RTOs. The Aarding acquisition in 2013 increased our global access to natural gas turbine exhaust systems and silencer applications, and to lead our expanding global natural gas business including the Flextor division which provides complementary and integrated engineered solutions to those of Aarding. The Met-Pro acquisition in 2013 expanded our domestic and global penetration by providing niche-oriented product recovery, pollution control, fluid handling, and filtration systems.

We intend to continue to expand our sales force, customer base, and end markets, and have identified a number of potential attractive growth opportunities both domestically and globally, including international projects in China, India, Latin America, Europe and the Middle East.

Develop Innovative Solutions. We intend to continue to leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by considering projected demand for the product or service, price point, and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near term. In addition, we continually improve our traditional technologies and adapt them to new industries and processes.

Maintain Strong Customer Focus. We enjoy a diversified customer base of more than 5,000 active customers across a broad base of industries, including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals and mining, hospitals and universities. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Products and Services

We believe that we are a leading provider of critical solutions to the product recovery, air pollution control, fluid handling and filtration segments. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities, as well as fluid handling and filtration systems. We provide a wide spectrum of products and services including dampers and diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineering services and engineered design build fabrication.

The table below illustrates how our family of companies are spread over this diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Engineered Equipment Technology and Parts Group

	• Design and manufacture: • Dampers • Expansion Joints • Gas Turbine Exhaust Systems & Silencer Applications • Aftermarket Service	• Coal-Fired and Natural Gas Power Plants • Petro-chemical • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction • Gas Turbine Exhaust

	• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: • Volatile Organic Compounds • Fumes • Industrial Odors

	• Fiber-Bed Filter Mist • Collectors • Catenary Grid and Narrow Gap Venturi Scrubbers • Replacement Filters • Repack Services	• Asphalt • Chemical • Fertilizer • Metals • Semiconductors	• Acid/Caustic Mist • Storage Tank Emissions • Lubricant Emissions • Nitric Acid • Platinum Recovery • Wet Bench Acid Mist

	• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/ Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: • Coolers • Dryers • General Ventilation

•    Design, Manufacture and/or Install:

•    Industrial Cyclones

•    FCC Cyclones

•    Scrubbers

•    Venturi

•    Packed Bed

•    Multiple Purpose

•    Medial Filtration:

•    Baghouse Fabric Filters

•    Cartridge Collectors Pneumatic Conveying and Industrial Ventilation

• Refineries • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•    Air Pollution Control

•    Product Recovery and Capture

•    Petroleum Refining

•    Catalyst Recovery

•    Manufactured Sand

•    Protection of Downstream Process and Pollution Control Equipment

•    Flyash Beneficiation

Met-Pro Group

•    Chemical, Biological and Particulate Scrubbers

•    Fabric Filters and Cartridge Collectors

•    Wet Particulate Filters

•    Air Strippers, Degasifiers and Carbon Absorbers

•    Fans

•    Laboratory Fume Hood Exhaust Systems

•    Industrial Ventilation Systems

•    Centrifugal Pumps

•    Non Metallic Wafer Style Butterfly Valves

•    Filters and Filter Systems

•    Carbonate Precipitators

•    Municipal and Industrial Wastewater Treatment

•    Metal Finishing and Plating

•    Printed Circuits Fabrication

•    Wood Products

•    Food and Beverage

•    Chemical Processing

•    Pharmaceutical

•    University, Public Health and Government

•    Industrial Ventilation

•    Refining, Oil Production and Petrochemical

•    Aquarium and Aquaculture

•    Desalination and Water Reuse

• Product Recovery • Pollution Control • Purification of Air and Liquids • Fluid Handling • Filtration
Contracting / Services Group

	• Full Design, Build, Install: • Dust Collectors • Oil Mist Collectors • Chip Conveyance Systems • Custom Sheet Metal Fabrication	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing	• Collection: • Dust • Oil Mist • Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying
Components Parts Group

	• Component Parts for Industrial Air Systems	• Industrial Sheet Metal Contractors	• Industrial Ventilation Systems

	• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments • Dust Particles • Fumes • Oil Mist

Project Design and Research and Development

We focus our development efforts on designing and introducing new and improved approaches and methodologies that produce better system performance for our customers, and often improve customer process performance. We produce specialized products that are often tailored to the specifications of a customer or application. We continually collaborate with our customers to develop the proper solution and ensure customer satisfaction.

We also specialize in the design, fabrication and installation of full ventilation systems and processes. The project development cycle may follow many different paths depending on the specifics of the job and end-market. The cycle normally takes between one and six months from concept and design to production, but may vary significantly depending on developments that occur during the process, including among others, the emergence of new environmental demands, changes in design specifications and ability to obtain necessary approvals.

Sales, Marketing and Support

Our global selling strategy is to provide a solutions-based approach by being a single source provider of technology products and services. The strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units that are then integrated into our growing family of technology and system providers. We believe this strategy provides a discernible competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third-party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support, and single source. Our value proposition to customers is to provide competitively priced, customized solutions. Our industry-specific knowledge, accompanied by our product and service offerings, provide valuable synergies for design innovation.

We sell and market our products and services with our own direct sales force, including employees in the United States, the Netherlands, Canada, India, Mexico, China, Singapore, and South America, in conjunction with outside sales representatives in North America, Latin America, Europe, the Middle East & Africa, Asia, and India. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Our customer service organization or sales force provides our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes and pending changes in environmental regulations as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, they can lead to sales of service and support contracts as well as consumables. Our website (www.cecoenviro.com) also provides our customers with online tools and technical resources.

Quality Assurance

In engineered systems, quality is defined as system performance. We review with our customers, before the contract is signed, the level of pollutants capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that warranties will be met. Standard project management and production management tools are used to help ensure that all work is done to specification and, that project schedules are met. Equipment is tested at the site to ensure it is functioning properly. Historically, our warranty expense has been very low.

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2013 or 2012. We do not believe the loss of any one of our customers would have a material adverse effect on us and our subsidiaries taken as a whole.

Suppliers and Subcontractors

We purchase our raw materials and supplies from a variety of global sources. When possible, we directly secure angle iron and sheet plate products from steel mills, whereas other materials are purchased from a variety of steel service centers. Steel prices have been volatile, but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products. On contract work, we mitigate the risk of higher prices by including the current price in our estimate and generally include price inflation clauses for protection.

We believe we have a good relationship with our suppliers and do not anticipate any difficulty in continuing to purchase such items on terms acceptable to us. We have not experienced difficulty in procuring a sufficient supply of materials in the past. We typically agree to billing terms with our suppliers ranging from net 30 to 45 days. To the extent that our current suppliers are unable or unwilling to continue to supply us with materials, we believe that we would be able to obtain such materials from other suppliers on acceptable terms.

Typically, on turnkey projects, we subcontract such things as electrical work, concrete work, controls, conveyors and insulation. We use subcontractors with whom we have good working relationships and review each project both at the beginning and on an ongoing basis to help ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $98.5 million and $59.5 million as of December 31, 2013 and 2012, respectively. Substantially all 2012 backlog was completed in 2013. A substantial portion of the 2013 backlog is expected to be completed in 2014. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

We believe that there are no singly dominant companies in the product recovery, air pollution control, fluid handling and filtration product and service industries. These markets are fragmented with numerous small and regional participants. Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities is very important to our customers. As a result, competition varies widely by region and industry. The market for our engineered products is reasonably competitive and is characterized by technological change, continuously changing environment regulations, and evolving customer requirements. CECO offerings are engineered and differentiated. We believe that the additional competitive factors in our markets include:

•	performance track record in difficult plant applications;

•	comprehensive portfolio of products with leading technology;

•	solid brand recognition in the fluid handling market;

•	ability to design standard and custom products that meet customers’ needs;

•	ability to provide reliable solutions in a timely manner;

•	quality customer service and support; and

•	financial and operational stability, including reputation.

We believe we compete favorably with respect to these factors.

Seasonality

Our business is subject to seasonal fluctuations. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. This is due to a combination of factors. First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the December holidays to perform maintenance services on their facilities, which often requires the use of our products and services. These factors create increased demand for our products and services during this period.

Conversely, the first quarter of our calendar fiscal year is typically our weakest quarter. This is caused to some extent by winter weather constraints on outside construction activity and by the seasonality of capital improvement projects as discussed relating to the fourth quarter.

Government Regulations

We believe our operations are in material compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations will not have a material adverse effect on our operations. Given the nature of our business, such changes create opportunity.

We are also subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards needed. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have a material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold patents at our Busch International, CECO Filters, Fisher-Klosterman and Met-Pro Technologies businesses. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2013 and 2012, sales to customers outside the United States, including export sales, accounted for approximately 21% and 14%, respectively, of consolidated net sales. The largest portion of these sales was to Canadian, Asian and European customers.

With the February 2013 acquisition of Aarding and August 2013 acquisition of Met-Pro, both of which have operations in the Netherlands, along with our China operations, we anticipate that sales to customers outside of the United States are likely to increase.

Employees

We had 778 full-time and five part-time employees as of December 31, 2013. The facilities of Kirk & Blum and Dean Pump are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreements. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2013, approximately 222 employees were represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of December 31, 2013. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position with CECO
Jason DeZwirek	43	Chairman of the Board of Directors
Jeffrey Lang	57	Chief Executive Officer and President, and Director
Neal E. Murphy	56	Chief Financial Officer and Secretary [1]
Edward J. Prajzner	47	Chief Accounting Officer and Vice President of Finance [1]
Benton L. Cook	51	Vice President and Controller [1]

[1]	Neal E. Murphy gave notice of resignation on February 28, 2014 with an effective date of March 14, 2014. Edward J. Prajzner was appointed Chief Financial Officer effective March 14, 2014 , and Benton L. Cook was appointed Vice President of Finance and Controller, effective March 14, 2014.

Jason DeZwirek became the Chairman of Board in May 2013 and been a director of the Company since February 1994. He previously served as the Secretary of the Company since February 20, 1998. He also serves as a member of the boards of directors of the Company’s subsidiaries. He was the founder (1999), Chairman and CEO of Kaboose, Inc., which was listed on the Toronto Stock Exchange and was the largest independent family focused online media company in the world. Kaboose Inc. was sold to Disney and Barclays Private Equity in 2009. Mr. DeZwirek also previously served as a director and the Secretary of API Technologies Corp., a publicly traded company engaged in the manufacture of electronic components and systems for the defense and communications industries from November 2006 through January 2011. Mr. DeZwirek is and has also been involved in private investments activities.

Jeffrey Lang has served as our Chief Executive Officer since February 15, 2010, our President since September 3, 2013, and as a director since May 20, 2010. Prior to joining the Company, Mr. Lang was the Executive Vice President, Operating Officer of McJunkin Red Man Corporation, a Goldman Sachs Capital Partners portfolio company, from 2007 to 2009, a $4.5 billion provider of pipe, valves and fittings, and related services serving the petrochemical, petroleum refining, pulp and paper, oil, gas industry and utilities. He was the Senior Vice President and Operating Officer of Red Man Pipe and Supply Company from 2006 to 2007, a $1.8 billion pipe, valve, fitting company, which merged with McJunkin Corporation to form McJunkin Red Man Corporation. Mr. Lang was employed by Ingersoll Rand Company, a global industrial company, for twenty-five years from 1980 to 2005. He started out as a sales engineer in 1980, became a Sales and Service Branch Manager in 1985, the Southeast U. S. Area Manager, Air Solutions in 1995, and by 1999 was the Director and General Manager, North American Distributor Division and from 2002 to 2005 served as the Director and General Manager, North American industrial Air Solutions Technology, reporting directly to the President of the Air Solutions Group.

Neal E. Murphy became our Chief Financial Officer and Secretary as of September 3, 2013. Mr. Murphy served as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer, of Met-Pro from April 2012 until the closing of our acquisition of Met-Pro on August 27, 2013, having joined Met-Pro as Vice President in February 2012. Prior to joining Met-Pro, Mr. Murphy served as Vice President and Chief Financial Officer of Northern Tier Energy (an independent downstream energy company) from November 2010 to August 2011, Vice President and Chief Financial Officer of Sunoco Logistics Partners, L.P. (a crude oil and refined products pipeline company) from April 2007 to May 2010 and Vice President and Chief Financial Officer of Quaker Chemical Corporation (a specialty chemical, process fluid, coatings and lubricant company) from July 2004 to April 2007.

Edward J. Prajzner became our Chief Accounting Officer and Vice President of Finance as of September 11, 2013. Mr. Prajzner served as Corporate Controller and Chief Accounting Officer of Met-Pro from June 6, 2012 until its acquisition by the Company on August 27, 2013. Prior to joining Met-Pro on May 1, 2012, Mr. Prajzner served as Senior Vice President and Corporate Controller of CDI Corporation (an engineering and staffing company) from November 2010 to March 2012. From December 2008 to December 2010, he served as the Corporate Controller of American Infrastructure, Inc. (a heavy civil engineering company).

Benton L. Cook became our Vice President and Controller as of September 11, 2013, which position Mr. Cook has held since 2008. Mr. Cook served as Interim Chief Financial Officer from September 28, 2011 through September 3, 2013. Mr. Cook joined CECO in 2004 as Project Manager for Sarbanes-Oxley implementation.

Where to Find More Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports and other information filed with the SEC pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. We also maintain a website at www.cecoenviro.com on which we provide a link to access CECO’s SEC reports free of charge. The content of our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, and the trading price of your shares could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Changes in current environmental legislation could have an adverse impact on the sale of our environmental control systems and products and on our financial condition, results of operations and cash flows.

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

The majority of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

Percentage-of-completion method of accounting for contract revenue may result in material adjustments that would adversely affect our financial condition, results of operations and cash flows.

We recognize contract revenue for a substantial component of our business using the percentage-of-completion method on fixed price contracts over $50,000. Under this method, for each contract, estimated contract revenue is calculated based generally on the percentage that actual direct costs to date are to total estimated direct costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total direct cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management and can differ from our historical experience, could be material. To the extent that these adjustments result in an increase, a reduction or the elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

We have recently made and may make future acquisitions, which involve numerous risks that could impact our financial condition, results of operations and cash flows.

Our operating strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units that are then integrated into our growing family of turnkey system providers. We have acquired, and may selectively acquire, other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

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

Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we purchase, an unavoidable level of risk remains regarding their actual operating and financial condition. Until we actually assume operating control of these businesses, product or service lines, assets or technologies, we may not be able to ascertain their actual value or understand potential liabilities. This is particularly true with respect to acquisitions outside the United States.

In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our credit agreement (“Credit Agreement”) contains certain covenants that limit, or which may have the effect of limiting, among other things acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

We may incur material costs as a result of existing or future product liability claims, or other claims and litigation that could adversely affect our financial condition, results of operations and cash flows; and our insurance coverage may not cover all claims or may be insufficient to cover the claims.

Despite our quality assurance measures, we may be exposed to product liability claims, other claims and litigation in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability and other claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability and other claims. Any future damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, product liability and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.

An unsuccessful defense of a product liability or other claim could have an adverse effect on our financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.

Our subsidiary, Met-Pro Technologies LLC, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions that caused injuries (including death)

and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 173 cases pending against the Company as of December 31, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 157 cases that were pending as of December 31, 2012. During 2013, 48 new cases were filed against the Company, and the Company was dismissed from 32 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Our business may be adversely affected by global economic conditions.

The continuation or resurgence of the recent global economic downturn and credit crisis may have a significant negative impact on our financial condition, future results of operations and cash flows. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products and services; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. They could also limit our ability to expand through acquisitions due to the tightening of the credit markets.

Our ability to obtain financing for future growth opportunities may be limited.

Our ability to execute our growth strategies may be limited by our ability to secure and retain additional financing on terms reasonably acceptable to us or at all. Certain of our competitors are larger companies that may have greater access to capital, and therefore, may have a competitive advantage over us should our access to capital be limited.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog has increased to $98.5 million at December 31, 2013 from $59.5 million at December 31, 2012. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Since our financial performance is seasonal, current results are not necessarily indicative of future results.

Our operating results may fluctuate significantly due to the seasonality of our business and these fluctuations make it more difficult for us to predict accurately in a timely manner factors that may have a negative impact on our business. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. For example, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. In addition, many customers shut down over the end of year holidays to perform maintenance services on their facilities. These factors create increased demand for our products and services during this period.

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

For the year ended December 31, 2013, approximately 22% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our goal is to balance revenues 50/50 between the United States and the rest of the world. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include:

•	local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in higher effective tax rates for us;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls;

•	imposition or increase of restrictions on investment;

•	disadvantages of competing against companies from countries that are not subject to United States laws and regulations, including the Foreign Corrupt Practice Act (“FCPA”); and

•	required compliance with a variety of local laws and regulations which may differ materially from those to which we are subject in the United States.

In addition, we could be adversely affected by violations of the FCPA and similar world-wide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purposes of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon the financial condition, results of operations and cash flows.

Changes in billing terms can increase our exposure to working capital and credit risk.

Our products are generally sold under contracts that allow us to bill upon the completion of certain agreed upon milestones or upon actual shipment of the product, and certain contracts include a retention provision. We attempt to negotiate progress-billing milestones on all large contracts to help us manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relation between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year-long as opposed to a three-month project more time is available for the customer to experience a softening in their business, which may cause the customer to cancel a project.

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

If our goodwill or intangibles become impaired, we may be required to recognize charges that would reduce our net income or increase our net loss.

As of December 31, 2013, goodwill and indefinite lived intangibles represented approximately $150.6 million, or 43.2% of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, a prolonged continuation of the current economic downturn could continue to have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

We face significant competition in the markets we serve.

The industries in which we compete are all highly competitive and highly fragmented. We compete against a number of local, regional and national contractors and manufacturers in each of our product or service lines, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our financial condition, results of operations and cash flows.

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans, motors, etc. Materials and subcontracting costs comprise the largest components of our total costs. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

We rely on several key employees whose absence or loss could disrupt our operations or be adverse to our business.

We are highly dependent on the experience of our management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. We cannot guarantee that we will be successful in attracting and retaining such personnel. Our failure to recruit additional key personnel could have a material adverse effect on our financial condition, results of operations and cash flows.

Any incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

Outstanding indebtedness could have important consequences for investors, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to our Credit Agreement, and any failure to comply with the obligations of any of the agreements governing such indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

•	the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	the amount of our interest expense may increase because our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we may need to use a portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	we may have a higher level of debt than some of our competitors, which could put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity. We may not be able to refinance our existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Our manufacturing operations are dependent on third-party suppliers.

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. We purchase our entire chemical grade fiberglass from one domestic supplier, which we believe is the only domestic supplier of such fiberglass, and certain specialty items from only two domestic suppliers. These items also can be purchased from foreign suppliers. Failure by our third-party suppliers to meet our requirements could have a material adverse effect on us. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.

Failure to maintain adequate internal controls could adversely affect our business.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our Annual Reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and an attestation report of our independent auditor. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

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

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the SEC, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls can prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

If we do not develop improved products and new products in a timely manner in response to industry demands, our business and revenues will be adversely affected.

The air pollution control and filtration industry is characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products and new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. We cannot assure you that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

Our business can be significantly affected by changes in technology and regulatory standards.

The air pollution control and filtration industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our filtration products and processes obsolete. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to respond with new and enhanced products on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot guarantee that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2013, 222 of our 778 employees are represented by international or independent labor unions under various union contracts that expire from May 1, 2014 to May 31, 2018. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products.

Liability to customers under warranties may adversely affect our reputation, our ability to obtain future business and our earnings.

We provide certain warranties as to the proper operation and conformance to specifications of the products we manufacture or produce. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to customers. We have in the past received warranty claims, are currently subject to warranty claims, and we expect to continue to receive claims in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be adversely affected.

Our use of subcontractors could potentially harm our profitability and business reputation.

Occasionally we act as a prime contractor in some of the engineered projects we undertake. In our capacity as lead provider and when acting as a subcontractor, we perform a majority of the work on our projects with our own resources and typically subcontract only such specialized activities as electrical work, concrete work, insulation, conveyors and controls. In our industry, the lead contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to risk associated with the failure of one or more subcontractors to perform as anticipated.

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

With the acquisitions of Aarding and Met-Pro, an increasing portion of our consolidated revenues have been and will be generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly from and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

We might be unable to protect our intellectual property rights and our products could infringe the intellectual property rights of others, which could expose us to costly disputes.

Although we believe that our products do not infringe patents or violate the proprietary rights of others, it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event our products infringe patents or proprietary rights of others, we may be required to modify the design of our products or obtain a license for certain technology. We cannot guarantee that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Risks related to our pension and other post-retirement plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on pension assets, discount rates, and other factors may adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles (“GAAP”) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed-income investments. An increase in the discount rate would increase future pension expense and, conversely, a decrease in the discount rate would decrease future pension expense. Funding requirements for our U.S. pension plans may become more significant. The ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in this Annual Report on Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Common Stock

Our executive officers and directors are able to exercise significant influence over CECO, and their interests may conflict with those of our other stockholders.

As of March 1, 2014, our executive officers and directors beneficially own approximately 19% of our outstanding common stock, assuming the exercise of currently exercisable warrants and options beneficially held by them. The interests of management with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Management’s continued concentrated ownership may have the effect of delaying or preventing a change of control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended December 31, 2013, the sales price of our common stock on the NASDAQ Stock Market LLC has ranged from a low of $9.92 to a high of $19.42 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

We have reserved 2.6 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (the “2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2013, approximately 1.8 million options or shares of restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of ours, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 155,000 shares of our common stock as of December 31, 2013 under our 1997 Stock Option Plan and outstanding options to purchase approximately 1,651,867 shares of our common stock under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements.

We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or warrants, or the availability for sale, or resale, of a substantial number of the shares of common stock under registration statements, under Rule 144 or otherwise, could adversely affect the market price of our common stock.

One or more issuances of shares of our common stock under our stock incentive plan or securities in connection with financing transactions or the conversion of warrants will dilute current stockholders.

Pursuant to our stock incentive plan, we may grant stock awards to our employees, directors and consultants. Dilution will occur upon exercise of any outstanding stock awards convertible into or exchangeable or exercisable for common stock . Moreover, if we raise additional funds by issuing additional common stock, or securities, further dilution to our existing stockholders will result. In addition, we have historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts, of which 250,000 warrants are currently outstanding, which may cause dilution when exercised.

Our ability to issue preferred stock could adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 10,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. Accordingly, we may issue shares of any series of preferred stock that would rank senior to our common stock as to voting or dividend rights or rights upon our liquidation, dissolution or winding up.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following facilities were owned or leased by the Company as of December 31, 2013.

Owned and Leased Locations	Type	Square Footage	Annual Rent	Expiration
Engineered Equipment Technology and Parts Group:
Anaheim, California	Mfg.	17,200	$238,000	December 2016
Moorpark, California	Mfg.	4,300	$52,000	April 2015
Ventura, California	Sales	1,281	$15,000	April 2015
Louisville, Kentucky	Mfg.	61,095	$124,000	March 2018
Cincinnati, Ohio	Mfg.	96,400	$313,000	November 2016
Lebanon, Pennsylvania	Sales	6,800	$67,000	September 2014
Pittsburgh, Pennsylvania	Sales	4,000	$64,000	May 2015
Montreal, Canada	Sales	3,514	$34,000	October 2017
Shanghai, China	Mfg.	40,000	$209,000	March 2016
Pune, India	Sales	255	$4,000	December 2014
Nunspeet, the Netherlands	Office/Mfg.	58,125	$402,000	December 2016

Met-Pro Group:
Harleysville, Pennsylvania (c)	Office/Mfg.	73,000	Owned
Glendale Heights, Illinois	Mfg.	45,500	Owned
Vaughan, Ontario, Canada	Sales	3,239		March 2014
Owosso, Michigan	Office/Mfg.	63,000	Owned
Telford, Pennsylvania	Office/Mfg.	93,500	Owned
Indianapolis, Indiana	Mfg.	66,000	Owned
Heerenveen, the Netherlands	Office/Mfg.	34,000	Owned
Guangzhou, People’s Republic of China	Mfg.	17,168		July 2014
Hatfield, Pennsylvania	Mfg.	31,000	Owned
Waukegan, Illinois	Mfg.	22,000	Owned

Contracting / Services Group:
Louisville, Kentucky	Mfg.	35,000	Owned
Indianapolis, Indiana	Sales	5,000	$19,000	September 2014
Canton, Mississippi	Mfg.	20,100	$36,000	July 2016
Columbia, Tennessee	Mfg.	34,800	$127,000	August 2015

Component Parts Group:
Greensboro, North Carolina	Mfg.	30,000	$102,000	August 2018
Cincinnati, Ohio (a)	Mfg.	53,210	$196,000	April 2018
Salt Lake City, Utah	Mfg.	13,600	$45,000	April 2014

Corporate segment:
Cincinnati, Ohio (b)	Admin.	7,000	$99,000	June 2016
Toronto, Canada	Admin.	4,000	$181,000	August 2018
Wayne, Pennsylvania	Admin.	2,600	$26,000	June 2019

(a)	Location is also used by the Contracting / Services Group as a Sales office.
(b)	Location is also used by the Contracting / Services Group as a management office.
(c)	Location was sold in January 2014.

It is anticipated that all leases coming due in the near future will be renewed at expiration.

The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Agreement.

Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

Item 3.	Legal Proceedings

See Note 12 “Commitments and Contingencies – Legal Proceedings” to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “CECE.” The following table sets forth the high and low sales prices of our common stock as reported by the NASDAQ Stock Market LLC during the periods indicated.

	2013				2012
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$19.42	$14.16	$13.18	$14.32	$10.10	$10.20	$8.37	$8.65
Low	13.91	11.81	10.44	9.92	8.75	7.45	6.81	5.46

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our stockholders. Future dividends and the dividend policy may be changed or cancelled at the Board of Director’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Agreement. During 2013 and 2012, our Board of Directors has declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013
$0.045	December 14, 2012	December 28, 2012
$0.045	September 14, 2012	September 28, 2012
$0.035	June 15, 2012	June 29, 2012
$0.035	March 20, 2012	March 30, 2012

On March 6, 2014, our Board of Directors announced a quarterly dividend of $0.05 per share. The dividend will be paid on March 31, 2014 to all shareholders of record at the close of business on March 21, 2014.

Holders

The approximate number of registered shareholders of record of our common stock as of March 1, 2014 was 319, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2013.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.	Selected Financial Data

We are not required to provide the information specified in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

Overview

Business Overview

We are a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. Through our well-known brands including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” and “Strobic Air” tradenames. We provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We globally serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

Industry Trends and Corporate Strategy

We believe there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives, as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Our Chinese operation is positioned to benefit from the tightening of air pollution standards by China’s Ministry of Environmental Protection.

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

Recent Developments

On February 28, 2013, the Company acquired Aarding, a global provider of natural gas turbine exhaust systems and silencer applications. We acquired Aarding to lead our expanding global natural gas business including the Flextor division, which provides complimentary and integrated engineered solutions to those of Aarding. The purchase price included cash of $24.4 million at closing and 763,673 shares of common stock. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.6 million as of December 31, 2013) upon the attainment of specified financial targets through December 31, 2017.

On August 27, 2013, we completed our acquisition of Met-Pro in a cash and stock transaction. In addition, holders of outstanding Met-Pro options and restricted stock units received an aggregate amount of cash equal to approximately $4.9 million as consideration for the cancellation of the options and restricted stock units held by them immediately prior to the closing of the acquisitions. The purchase price consisted of 7,726,235 shares of Company common stock and $104.4 million in cash. The cash portion of the purchase consideration was financed with borrowings from a new credit facility. See “Liquidity and Capital Resources” below.

Effective January 1, 2014, CECO implemented an internal reorganization into three reportable segments:

•	Air Pollution Control Segment, comprised of the following:

Adwest Technologies, Inc., Duall Air and Odor Technologies, Busch International, Buell Energy Cyclones, Flex-Kleen Dust Collection Technologies, Fisher-Klosterman, Kirk & Blum, and KB Duct.

•	Energy Segment, comprised of the following:

Aarding Thermal Acoustics, Effox-Flextor and AVC Specialists, Inc.

•	Fluid Handling Filtration Segment, comprised of the following:

Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions, CECO Filters and Strobic Air Corporation.

The financial information presented in this Annual Report on Form 10-K does not give effect to the change in the composition of the Company’s reportable segments as a result of the restructuring effective January 1, 2014.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s division presidents and general managers are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, purchasing, safety, employee development, and customer service excellence. The presidents work closely with our CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, IT, safety support, audit controls, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do future bolt-on acquisitions.

Our four operating segments are: the Engineered Equipment Technology and Parts Group (the “EET&P Group”), which produces various types of air pollution control equipment, the MP Group, a global provider of a wide range of products and services for industrial, commercial, municipal and residential markets, the Contracting/Services Group (the “C/S Group”), which produces air pollution control and industrial ventilation systems, and the Component Parts Group (the “CP Group”), which manufactures products used by us and other air pollution control companies and contractors. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

Our contracts are obtained either through competitive bidding or as a result of negotiations with our customers. Contract terms offered by us are generally dependent on the complexity and risk of the project as well as the resources that will be required to complete the project. For example, a contract that can be performed primarily by subcontractors and that does not require us to use our fabrication and assembly facilities can be quoted at a lower gross margin than a more typical contract that will require additional factory overhead and administrative expenses. Our focus is on increasing our operating margins as well as our gross margin percentage, which translates into higher net income. Our sales typically peak in the fourth quarter due to a tendency of customers to want to fully utilize annual capital budgets and due to the fact that many industrial facilities shut down for the holiday season and that creates demand for maintenance and renovation work that can be done at no other time.

Our cost of sales is principally driven by a number of factors including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins. For example, in larger contracts, we may incur sub-contract work or direct equipment purchases, which may only be marked-up to a limited extent and consequently, the gross margins of the Company are affected. However, profitability is enhanced through the absorption of fixed operating costs, including selling, general and administrative and factory overhead.

We break down costs of sales into five categories. They are:

•	Labor- Our direct labor both in the shop and in the field;

•	Material- Raw material that we buy to build our products;

•	Equipment- Fans, motors, control panels and other equipment necessary for turnkey systems;

•	Subcontracts- Electrical work, concrete work and other subcontracts necessary for turnkey systems;

•	Factory overhead- Costs of facilities and supervision wages necessary to produce our products.

In general, labor provides us the most flexibility in margin followed by material and equipment and subcontracts. Across our various product lines, the relative relationships of these factors change and cause variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage.

Selling and administrative expense principally includes sales payroll and related fringes, advertising and marketing expenditures as well as all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. We expect to leverage our fixed operating structure as we continue to grow our revenue.

Note Regarding Use of Non-GAAP Financial Measures

The Company’s audited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

As a result, the Company provides financial information in this MD&A that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information, which the Company’s management utilizes to evaluate its ongoing financial performance and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Adwest, Aarding, and Met-Pro and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Adwest, Aarding and Met-Pro, which closed on December 31, 2012, February 28, 2013 and August 27, 2013, respectively, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 16 to the audited consolidated financial statements for further information on the Met-Pro and Aarding acquisitions.

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended December 31,
($ in millions)	2013	2012
Net sales	$197.3	$135.1
Cost of goods sold	135.8	92.7

Gross profit	$61.5	$42.4
Percent of sales	31.2%	31.4%
Selling and administrative	$37.1	$25.4
Percent of sales	18.8%	18.8%
Acquisition and integration expense	$7.2	$—
Percent of sales	3.6%	—
Amortization and earn out expenses	$6.7	$0.3
Percent of sales	3.4%	0.2%
Legal reserves	$3.5	$—
Percent of sales	1.8%	—
Operating income	$7.0	$16.7
Percent of sales	3.5%	12.4%

To compare operating performance between the year ended December 31, 2013 and 2012, the Company has adjusted GAAP operating income and GAAP net income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) legal reserves, (4) inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition, and (5) with respect to net income, associated tax benefits of these charges. The Company has adjusted GAAP gross profit to exclude inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income:

	Year Ended December 31,
(dollars in millions)	2013	2012
Gross profit as reported in accordance with GAAP	$61.6	$42.4
Gross profit margin in accordance with GAAP	31.2%	31.4%
Inventory valuation adjustment	1.1	—
Plant, property and equipment valuation adjustment	0.2	—

Non-GAAP gross profit	$62.9	$42.4
Non-GAAP Gross profit margin	31.9%	31.4%

	Year Ended December 31,
(dollars in millions)	2013	2012
Operating income as reported in accordance with GAAP	$7.0	$16.7
Operating margin in accordance with GAAP	3.5%	12.4%
Inventory valuation adjustment	1.1	—
Plant, property and equipment valuation adjustment	0.2	—
Acquisition and integration expenses	7.2	—
Amortization and earn out expenses	6.8	0.3
Legal reserves	3.5	—

Non-GAAP operating income	$25.8	$17.0
Non-GAAP Operating margin	13.1%	12.6%

	Year Ended December 31,
(dollars in millions)	2013	2012
Net income as reported in accordance with GAAP	$6.6	$10.9
Inventory valuation adjustment	1.1	—
Plant, property and equipment valuation adjustment	0.2	—
Acquisition and integration expenses	7.2	—
Amortization and earn out expenses	6.8	0.3
Legal reserves	3.5	—
Tax benefit of expenses	(5.0)	(0.1)

Non-GAAP net income	$20.4	$11.1

Consolidated sales in 2013 were $197.3 million compared with $135.1 million in 2012, an increase of $62.2 million. The increase in sales was due to the acquisitions of Adwest at the end of 2012, Aarding at the end of February 2013 and Met-Pro at the end of August 2013. These acquisitions aggregated to $68.1 million of sales in 2013, and were partially offset by a decrease in the Contracting/Services Group in 2013 compared with 2012.

Gross profit increased by $19.1 million, or 45.0%, to $61.6 million in 2013 compared with $42.4 million in 2012. Gross profit as a percentage of sales was 31.2% in 2013 compared with 31.4% in 2012. The increase gross profit was the result of the Adwest, Aarding and Met-Pro acquisitions. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $62.9 million or 31.9% for 2013, an increase of $20.5 million compared with non-GAAP gross margin of $42.4 million or 31.4% in 2012.

Selling and administrative expenses were $37.1 million in 2013 compared with $25.4 million in 2012. The increase in selling and administrative expenses were the result of the Adwest, Aarding and Met-Pro acquisitions.

Acquisition and integration expenses of $7.2 million in 2013 relate to acquisition activities, which include legal, accounting, and banking expenses.

Amortization and earn out expense was $6.8 million in 2013 and $0.3 million in 2012. This increase was the result of the Aarding and Met-Pro acquisitions.

Legal reserves of $3.5 million in 2013 relate to the settlement of the Sheet Workers’ Local Union No. 80 claim.

Operating income for 2013 was $7.0 million, a decrease of $9.7 million from $16.7 million in 2012. Operating income as a percent of sales for 2013 was 3.5% compared with 12.4% for 2012. The decrease in operating income was attributable to acquisition and integration expenses, amortization and earn-out expenses and legal reserves. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $25.8 million for 2013, an increase of $8.8 million from 2012. Non-GAAP operating income as a percentage of sales for 2013 was 13.1% compared with 12.6% for 2012. Improved margins, changes in product mix, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Other income (expense) for 2013 was $1.0 million compared with $(0.2) million in 2012, and was comprised of foreign currency transaction gains in 2013 as compared with foreign currency losses in 2012. The increase in 2013 is primarily attributable to a translation remeasurement gain on U.S. Dollar denominated intercompany debt at Aarding.

Interest expense increased to $1.5 million in 2013 from $1.2 million in 2012, due to higher debt levels in the current period, which were incurred in connection with the Met-Pro acquisition.

Income tax (benefit) expense was ($0.1) million in 2013 compared to $4.5 million in 2012. The effective tax rate for 2013 was (1.6%) compared with 29.4% in 2012. Included in the income tax provision calculation for 2013 is a $2.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2013. This credit was not factored in the 2012 tax provision because it was not evaluated until 2013. Along with the tax benefit of research and development income tax credits, the effective tax rate is beneficially impacted by the domestic production activities deduction, offset by nondeductible deal costs related to the Met-Pro acquisition.

Business Segments

The Company’s operations in 2013 and 2012 are organized and reviewed by management along its product lines and presented in four reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	2013	2012
	(in thousands)
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts Group
United States	$88,170	$75,824
Netherlands	25,588	—
China	7,763	4,905
Canada	3,557	7,611
Brazil	170	121
India	—	218

Subtotal	125,248	88,679
Met-Pro Group (c)	30,526	—
Contracting / Services Group	19,500	25,527
Component Parts Group	21,908	20,771
Corporate	135	75

Net sales	$197,317	$135,052

	2013	2012
	(in thousands)
Income (Loss) from Operations
Engineered Equipment Technology and Parts Group (a)	$18,652	$15,562
Met-Pro Group (a)	1,383	—
Contracting / Services Group (a)	2,008	3,461
Component Parts Group (a)	4,172	4,198
Corporate(a) (b)	(17,754)	(6,474)
Eliminations	(1,473)	(64)

Income from operations	$6,972	$16,683

(a)	The amounts presented above at the reportable business segment level include operating income (loss), as applicable. See Note 17 to the audited financial statements.
(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.
(c)	Met-Pro was acquired in August 2013.

Engineered Equipment Technology and Parts Group

Our EET&P Group net sales increased $36.6 million to $125.2 million in the year ended December 31, 2013 compared with $88.7 million in the year ended December 31, 2012, an increase of 41.2%. The increase is primarily due to the Adwest and Aarding acquisitions, which collectively accounted for $10.5 million and $27.0 million in net sales, respectively, for the year ended December 31, 2013. The year ended December 31, 2013 benefited from increased revenues at Effox, FKI, and Buell, but was partially offset by decreased revenues at Busch. For the year ended December 31, 2013, Effox continued to have increased revenues due to utilities investing in their systems, while Busch was impacted by the lack of demand from the metals industries.

Operating income from the EET&P Group increased $3.1 million to $18.7 million for the year ended December 31, 2013 compared with $15.6 million in the year ended December 31, 2012, an increase of 19.9%. The increase was due in part to the Adwest and Aarding acquisitions, which collectively accounted for $0.4 million and $(0.2) million, respectively, for the year ended December 31, 2013. We also benefited from increased operating income at Effox, FKI, and our China operations due to increased volume, while the remaining operations were comparable to the same period in 2012.

MP Group

Our MP Group net sales for the year ended December 31, 2013 were $30.5 million, since its acquisition at the end of August 2013.

MP Group operating income for the year ended December 31, 2013 was $1.4 million, since its acquisition at the end of August 2013.

Contracting / Services Group

Our C/S Group net sales for the year ended December 31, 2013 were $19.5 million compared with $25.5 million for the same period in 2012. This decrease was primarily due to a decline in service work, which normally occurs in the middle to end-of-year time periods. In addition, other jobs were delayed or cancelled in 2013.

Operating income for the C/S Group was $2.0 million for the year ended December 31, 2013 compared with income of $3.5 million for the same period in 2012. This decrease is primarily due to the sales volume declines experienced in the current year period as described above.

Component Parts Group

Our CP Group net sales for the year ended December 31, 2013 were $21.9 million compared with $20.8 million for the same period in 2012. This increase is primarily due to increased demand for our component parts and clamp together duct products, which is the result of many smaller contractors buying these products instead of making them in-house.

Operating income for the CP Group was flat at $4.2 million for the years ended December 31, 2013 and 2012.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of December 31, 2013 was $98.5 million compared with $59.5 million as of December 31, 2012. The increase in backlog at December 31, 2013 was primarily a result of the acquisitions of Aarding and Met-Pro, which in the aggregate represent $37.1 million of our backlog at December 31, 2013. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

Three Months Ended December 31, 2013

Our total net sales were $68.7 million for the three months ended December 31, 2013, compared with $34.3 million for the three months ended December 31, 2012, an increase of $34.4 million or 100.3%. Our total gross profit was $21.5 million for the three months ended December 31, 2013, compared with $11.2 million for the three months ended December 31, 2012, an increase of $10.3 million or 92.0%. These increases in net sales and gross profit respectively, are attributable to the Adwest, Aarding and Met-Pro acquisitions, which were included in our financial results from the inception of these acquisitions, in December 2012, February 2013 and August 2013, respectively.

As we did for our full year comparison in the preceding section, we have also adjusted our fourth quarter results for the three months ended December 31, 2013 and 2012 respectively, on a comparative non-GAAP basis. See “Note Regarding Use of Non-GAAP Financial Measures” above for further explanation.

The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended December 31,
(dollars in millions)	2013	2012
Net sales as reported in accordance with GAAP	$68.7	$34.3
Gross profit as reported in accordance with GAAP	$21.5	$11.2
Gross profit margin in accordance with GAAP	31.3%	32.6%
Inventory valuation adjustment	0.7	—
Plant, property and equipment valuation adjustment	0.1	—

Non-GAAP gross profit	$22.3	$11.2
Non-GAAP gross profit margin	32.4%	32.6%

	Three Months Ended December 31,
(dollars in millions)	2013	2012
Operating income as reported in accordance with GAAP	$3.7	$4.4
Operating margin in accordance with GAAP	5.4%	12.8%
Inventory valuation adjustment	0.7	—
Plant, property and equipment valuation adjustment	0.1	—
Acquisition and integration expenses	0.6	—
Amortization and earn out expenses	3.3	0.1
Legal reserves	1.0	—

Non-GAAP operating income	$9.4	$4.5
Non-GAAP operating margin	13.6%	12.8%

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $22.3 million or 32.4% for the three months ended December 31, 2013, an increase of $11.1 million compared with non-GAAP gross margin of $11.2 million or 32.6% for the three months ended December 31, 2012. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $9.4 million or 13.6% for the three months ended December 31, 2013, an increase of $4.9 million compared with $4.5 million or 12.8% for the three months ended December 31, 2012.

Liquidity and Capital Resources

Financing

On August 27, 2013, the Company entered into the Credit Agreement for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million.

Concurrent with the acquisition of Met-Pro, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement. As of December 31, 2013, the aggregate principal amount of approximately $85.8 million was outstanding under the Credit Facility.

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

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non- compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, invalidity of the Credit Agreement and related guarantee and security documents, change of management and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants, and we expect continued compliance. In the future, if we cannot comply with the terms of the Credit Facility covenants it will be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations would be successful.

We have a $5.5 million credit agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and a lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of December 31, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of December 31, 2013, none of the bank guarantee facility was being used by the borrowers.

We have a €7.0 million facilities agreement ($9.5 million as of December 31, 2013), originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is three months Euribor plus 195 basis points. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than three. As of December 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2013, €2.5 million ($3.4 million as of December 31, 2013) of the bank guarantee and €3.5 million ($4.9 million as of December 31, 2013) of the overdraft facility are being used by the borrowers.

As of December 31, 2013, $17.6 million of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Total unused credit availability under our existing Credit Agreement and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
(dollars in millions)	2013	2012
Prior Bank facility borrowing base (replaced by Credit Agreement)	$—	$16.5
Credit Agreement, U.S. Dollar revolving loans	70.5	—
Draw down	(22.0)	—
Letters of credit open	(1.3)	(1.9)
Credit Agreement, Multi-currency revolving facilities	19.5	—
Netherlands facilities (€7.0 million, in U.S. Dollar equivalent)	9.5	—
Letters of credit open	(8.4)	—
Canadian credit agreement (Canadian Dollar 5.5 million, in U.S. Dollar equivalent)	5.1	5.5

Total unused credit availability	$72.9	$20.1

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2013	2012
Total operating cash flow provided by operating activities	$24,181	$16,829

Acquisitions of property and equipment	(1,377)	(273)
Net cash paid for acquisition	(104,432)	(4,000)
Net proceeds from sale of equipment	215	382

Net cash used in investing activities	(105,594)	(3,891)

Net borrowings on credit lines	$3,366	—
Borrowings of long-term debt	$100,000	—
Repayments of long-term debt	$(14,218)	—
Deferred financing fees paid	$(2,730)	—
Proceeds from exercise of stock options	$1,364	248
Cash paid for repurchase of common shares	$(2,365)	(456)
Dividends paid to common shareholders	$(4,337)	(2,460)

Net cash provided by (used in) financing activities	$81,080	(2,668)

Net (decrease) increase in cash and cash equivalents	$(333)	$10,270

In 2013, $24.2 million of cash was provided by operating activities as compared with $16.8 million provided by operating activities in 2012. The $7.4 million increase in cash flow from operating activities was due primarily to favorable net working capital improvements in 2013 compared to 2012, which more than offset the reduction in net income in 2013 compared to 2012. The incremental cash provided was comprised of $7.8 million in accounts receivable, $4.2 million in accounts payable and accrued expenses, and $1.4 million in prepaid expenses. The incremental cash used was comprised of $5.8 million in costs in excess of billings and $3.4 million in billings in excess of costs.

In 2013, $105.6 million of cash was used in investing activities as compared with $3.9 million used in investing activities in 2012. Investing activities in 2013 were comprised of $104.4 million cash paid for acquisitions and $1.4 million for capital expenditures for property and equipment and offset by $0.2 million proceeds from sale of equipment, as compared with $4.0 million cash paid for acquisitions, $0.4 million proceeds from sale of equipment and $0.3 million for capital expenditures for property and equipment in 2012.

Financing activities in 2013 provided net cash of $81.1 million, which consisted primarily of net borrowings of $89.1 million and proceeds from exercise of options of $1.4 million, less dividends paid to our common stockholders of $4.3 million, cash used to repurchase common stock of $2.4 million and deferred financing fees paid of $2.7 million. This compares to cash used in financing activities in 2012 of $2.7 million comprised of $2.5 million dividends paid to our common stockholders, and cash paid for repurchase of common stock of $0.5 million, offset by $0.3 million proceeds from exercise of stock options.

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2013 and 2012, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013
$0.045	December 14, 2012	December 28, 2012
$0.045	September 14, 2012	September 28, 2012
$0.035	June 15, 2012	June 29, 2012
$0.035	March 20, 2012	March 30, 2012

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing stockholders. The Company may periodically issue new shares of common stock to satisfy the Plan.

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

Employee Benefit Obligations

Based on current assumptions, estimated contributions of $1.6 million may be required in 2014 for the pension plans and $21,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plans are under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP or GAAP). The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that, of our significant accounting policies, the following accounting policies involve a higher degree of judgments, estimates, and complexity.

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

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared with estimated total contract costs to be the best available measure of progress on these contracts. Contract costs include direct material and labor costs related to contract performance. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. Revenues are also recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product. Revenues are additionally recognized from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was needed at December 31, 2013 and 2012.

Inventories

The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method except for a location within our Global Pump Solutions division which uses the last-in, first-out method. This location represents approximately 9% of our total inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – generally 10 to 40 years; machinery and equipment – generally 2 to 15 years).

Intangible assets

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, 7 to 10 years for technology, 5 to 20 years for customer lists, and 3 years for employment contracts.

Long-lived assets

Property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

Additionally, we also evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is amortized prospectively over that revised remaining useful life.

We complete an annual (or more often if circumstances require) impairment assessment of indefinite life intangible assets. As of December 31, 2012, we elected to early adopt the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of a particular asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow or relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

Goodwill

We complete an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. For management purposes, the Company is organized into four reportable segments, Engineered Equipment Technology and Parts Group, Met-Pro Group, Contracting/Services Group, and Component Parts Group.

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, we do not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

In performing its goodwill assessment for 2013, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, with the exception of one reporting unit, the Company has concluded that it is more likely than not that the fair values of the reporting units with goodwill as of December 31, 2013 exceed the carrying values of these units. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for these reporting units and no goodwill impairment charges were recorded in 2013.

The analysis of these qualitative factors for one reporting unit with total goodwill of $4.8 million as of December 31, 2013 led to the conclusion that is was not more likely than not that the fair value for this reporting unit exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. The resultant estimated fair value of the reporting unit exceeded its carrying value by approximately 12% as of December 31, 2013 and no goodwill impairment charges were recorded. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in the assumptions used, including if the Company does not successfully achieve its 2014 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.

Income Taxes

Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be indefinitely reinvested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain union employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2013, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.0 million and the annual pension expense by approximately $21,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $45,000.

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

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information specified in this Item.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2013 and 2012 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2013. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepting accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and processes included in such control may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aarding, which was acquired within the year ended December 31, 2013, and is included in the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Aarding constituted approximately 14% and 16% of total assets and net assets, respectively, as of December 31, 2013, and approximately 14% and (1%) of net sales and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Aarding because of the timing of the acquisitions which were completed during the year ended December 31, 2013.

Based on the assessment of the processes for the Company as described above, management of the Company believes that as of December 31, 2013, internal control over financial reporting was effective.

Our independent registered public accounting firm, BDO USA LLP, has issued an attestation report dated March 13, 2014, on the Company’s internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CECO Environmental Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aarding Thermal Acoustics B.V. (“Aarding”), which was acquired within the year ended December 31, 2013, and is included in the consolidated balance sheet of CECO Environmental Corp. and Subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Aarding constituted approximately 14% and 16% of total assets and net assets, respectively, as of December 31, 2013, and approximately 14% and (1%) of net sales and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiaries because of the timing of the acquisitions which were completed during the year ended December 31, 2013. Our audit of internal control over financial reporting of CECO Environmental Corp. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Aarding.

In our opinion, CECO Environmental Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
Chicago, Illinois March 13, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from 2013 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2013	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	155,000	$8.86	—
2007 Equity Incentive Plan[2]	1,651,867	$9.07	473,876
Employee Stock Purchase Plan[3]	4,319	$10.63	1,445,999
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,811,186	$9.06	1,919,875

[1]	The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.
[2]	The 2007 Equity Incentive Plan was approved by our stockholders on May 23, 2007. At a special meeting of our stockholders held on August 26, 2013, shareholders approved an amendment to the 2007 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 600,000 shares. In 2013, 922,500 options were awarded to plan participants under the 2007 Equity Incentive Plan.
[3]	The Employee Stock Purchase Plan was approved by our stockholders on May 21, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements are set forth in this report following the signature page of this report.

2. Financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3. Exhibit Index. The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K and relate to SEC File No. 0-07099 unless otherwise indicated.

Exhibit Number

2.1	Stock Purchase Agreement, dated as of December 31, 2012, by and among the Company, CECO Group, Inc. and the sellers named therein. (Schedules, exhibits and similar attachments to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

2.2	Share Purchase Agreement, dated as of February 28, 2013, by and among the Company, CECO Environmental Netherlands B.V. and the sellers named therein. (Schedules, exhibits and similar attachments to the Share Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2013)

2.3	Agreement and Plan of Merger, dated as of April 21, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II Inc. (Schedules, exhibits and similar attachments to the Share Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 5, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II LLC (formerly known as Mustang Acquisition II Inc.) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3(i)	Certificate of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3(ii)	Bylaws (Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

**10.1	CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

**10.2	CECO Environmental Corp. 1997 Stock Option Plan and Amendment (Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on March 24, 2000)

**10.3	Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

**10.4	Summary term sheet of arrangement governing consulting services provided by Icarus Investment Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.5	Warrant Agreement, dated as of December 28, 2006, by and between the Company and Icarus Investment Corp. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2006)

**10.6	CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to CECO Environmental Corp.’s definitive proxy statement on Schedule 14A filed with the SEC on April 20, 2007)

**10.7	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Exhibit Number

**10.8	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.9	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.10	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.11	First Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.12	Executive Employment Agreement, effective as of February 15, 2010, by and between the Company and Jeffrey Lang. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

**10.13	First Amendment to Executive Employment Agreement, effective as of September 4, 2013, by and between the Company and Jeffrey Lang (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

10.15	Sixth Amended and Restated Revolving Credit Promissory Note, effective as of June 30, 2010, by and between the borrowers named therein and Fifth Third Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010)

10.16	Amended and Restated Term Promissory Note, effective as of June 30, 2010, by and between the borrowers named therein and Fifth Third Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2010)

**10.17	Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2011)

10.18	First Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2013, by and between the loan parties named therein and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013)

10.19	Seventh Amended and Restated Revolving Credit Promissory Note, effective as of March 22, 2013, by and between the borrowers named therein and Fifth Third Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013)

10.20	Commitment Letter, dated as of April 21, 2013, from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.21	Credit Agreement, dated as of August 27, 2013, by and among the Company and certain subsidiaries of the Company named therein, Bank of America, N.A., Fifth Third Bank, JPMorgan Chase Bank, N.A., RBS Citizens, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Form 8-K with the SEC on August 30, 2013)

10.22	Company Guaranty Agreement, dated as of August 27, 2013, by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.23	Subsidiary Guaranty Agreement, dated as of August 27, 2013, by and between the Subsidiary Guarantors named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.24	Security Agreement, dated as of August 27, 2013, by and between the Company, the Subsidiary Guarantors named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

**10.25	Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

Exhibit Number

**10.26	Letter agreement, effective as of September 3, 2013, by and between the Company and Neal Murphy. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of BDO USA, LLP

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ NEAL E. MURPHY
Neal E. Murphy
Chief Financial Officer
March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ JEFFREY LANG Jeffrey Lang Chief Executive Officer and Director	March 13, 2014

Principal Financial and Accounting Officers:

/S/ NEAL E. MURPHY Neal E. Murphy Chief Financial Officer	March 13, 2014

/S/ EDWARD J. PRAJZNER Edward J. Prajzner Chief Accounting Officer	March 13, 2014

/S/ JASON DEZWIREK Jason DeZwirek Chairman of the Board and Director	March 13, 2014

/S/ ARTHUR CAPE Arthur Cape Director	March 13, 2014

/S/ ERIC M. GOLDBERG Eric M. Goldberg Director	March 13, 2014

/S/ LYNN J. LYALL Lynn J. Lyall Director	March 13, 2014

/S/ JONATHAN POLLACK Jonathan Pollack Director	March 13, 2014

/S/ SETH RUDIN Seth Rudin Director	March 13, 2014

/S/ DONALD A. WRIGHT Donald A. Wright Director	March 13, 2014

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 13, 2014

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$22,661	$22,994
Accounts receivable, net	44,364	29,499
Costs and estimated earnings in excess of billings on uncompleted contracts	11,110	5,747
Inventories, net	25,376	3,898
Prepaid expenses and other current assets	6,651	1,943
Prepaid income taxes	3,527	240
Assets held for sale	11,083	—

Total current assets	124,772	64,321
Property, plant and equipment, net	21,665	4,885
Goodwill	132,220	19,548
Intangible assets—finite life, net	46,813	1,283
Intangible assets—indefinite life	18,419	3,526
Deferred income tax asset, net	66	—
Deferred charges and other assets	4,581	541

	$348,536	$94,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$9,922	$—
Accounts payable and accrued expenses	34,356	15,093
Billings in excess of costs and estimated earnings on uncompleted contracts	13,486	11,368
Income taxes payable	1,569	1,079

Total current liabilities	59,333	27,540
Other liabilities	10,302	4,442
Debt, less current portion	79,160	—
Deferred income tax liability, net	29,335	128

Total liabilities	178,130	32,110

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 25,724,519 and 17,096,543 shares issued in 2013 and 2012, respectively	257	171
Capital in excess of par value	159,566	54,800
Accumulated earnings	11,911	9,691
Accumulated other comprehensive loss	(972)	(2,312)

	170,762	62,350
Less treasury stock, at cost, 137,920 shares in 2013 and 2012	(356)	(356)

Total shareholders’ equity	170,406	61,994

	$348,536	$94,104

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2013	2012
Net sales	$197,317	$135,052
Cost of sales	135,762	92,609

Gross profit	61,555	42,443
Selling and administrative	37,098	25,429
Acquisition and integration expenses	7,224	—
Amortization and earn out expenses	6,761	331
Legal reserves	3,500	—

Income from operations	6,972	16,683
Other income (expense), net	982	(152)
Interest expense (including related parties interest of $0 and $217, respectively)	(1,499)	(1,168)

Income before income taxes	6,455	15,363
Income tax (benefit) expense	(102)	4,513

Net income	$6,557	$10,850

Earnings per share:
Basic	$0.33	$0.73
Diluted	$0.32	$0.65
Weighted average number of common shares outstanding:
Basic	20,116,991	14,813,186

Diluted	20,719,951	17,246,058

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2013	2012
Net income	$6,557	$10,850

Other comprehensive income (loss), net of tax:
Translation (loss) gain	(22)	59
Minimum pension/postretirement liability adjustment	1,362	(21)

Other comprehensive income	1,340	38

Comprehensive income	$7,897	$10,888

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital in excess of	Accum.	Accum. Other Comp.	Treasury Stock
	Shares	Amount	par value	Earnings	Loss	Shares	Amount	Total
Balance January 1, 2012	14,654	$146	$44,249	$1,301	$(2,350)	(138)	$(356)	$42,990
Net income for the year ended December 31, 2012				10,850				10,850
Common stock dividends				(2,460)				(2,460)
Exercise of stock options and dividend reinvestment issuances	41		249					249
Share based compensation earned	9		662					662
Conversion of debt to equity	2,400	24	9,576					9,600
Stock repurchase and retirement	(63)		(456)					(456)
Stock issued for acquisition	55	1	520					521
Adjustment for minimum pension/post retirement liability, net of tax of $(14)					(21)			(21)
Translation gain					59			59

Balance December 31, 2012	17,096	171	54,800	9,691	(2,312)	(138)	(356)	61,994
Net income for the year ended December 31, 2013				6,557				6,557
Common stock dividends				(4,337)				(4,337)
Exercise of stock options and dividend reinvestment issuances	316	3	1,361					1,364
Share based compensation earned	3		1,100					1,100
Stock repurchase and retirement	(180)	(2)	(2,363)					(2,365)
Stock issued for acquisitions	8,490	85	104,668					104,753
Adjustment for minimum pension/post retirement liability, net of tax of $870					1,362			1,362
Translation loss					(22)			(22)

Balance December 31, 2013	25,725	$257	$159,566	$11,911	$(972)	(138)	$(356)	$170,406

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Translation (loss) gain	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2012	$(183)	$(2,167)	$(2,350)
2012 activity	59	(21)	38

Balance December 31, 2012	(124)	(2,188)	(2,312)
2013 activity	(22)	1,362	1,340

Balance December 31, 2013	$(146)	$(826)	$(972)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,557	$10,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,647	1,250
Non-cash interest expense	304	227
Gain on sale of property and equipment	(97)	(70)
Share based compensation expense	1,100	662
Bad debt expense	99	176
Inventory reserve expense (benefit)	(105)	102
Deferred income tax expense	1,126	454
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,753	(5,089)
Inventories	1,680	458
Costs and estimated earnings in excess of billings on uncompleted contracts	(941)	4,823
Prepaid expenses and other current assets	1,894	527
Deferred charges and other assets	567	203
Accounts payable and accrued expenses	4,472	319
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,147)	1,303
Income taxes payable	(134)	465
Other liabilities	406	169

Net cash provided by operating activities	24,181	16,829

Cash flows from investing activities:
Acquisitions of property and equipment	(1,377)	(273)
Net cash paid for acquisitions	(104,432)	(4,000)
Net proceeds from sale of equipment	215	382

Net cash used in investing activities	(105,594)	(3,891)

Cash flows from financing activities:
Net borrowings on credit lines	3,366	—
Borrowings of long-term debt	100,000	—
Repayments of long-term debt	(14,218)	—
Deferred financing fees paid	(2,730)	—
Proceeds from exercise of stock options	1,364	248
Cash paid for repurchase of common shares	(2,365)	(456)
Dividends paid to common shareholders	(4,337)	(2,460)

Net cash provided by (used in) financing activities	81,080	(2,668)

Net (decrease) increase in cash and cash equivalents	(333)	10,270
Cash and cash equivalents at beginning of year	22,994	12,724

Cash and cash equivalents at end of year	$22,661	$22,994

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of subordinated debt to common stock	$—	$9,600

Common stock issued in business acquisitions	$104,753	$521

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2013	2012
Cash paid during the year for:
Interest	$1,838	$946

Income taxes	$2,237	$2,637

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

1. Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its subsidiaries (the “Company,” “we,” or “our”) is a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. Through its well-known brands, CECO provides a wide spectrum of products and services including dampers and diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. CECO globally serves a broad range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. CECO is focused on building long-term shareholder value by bringing its unique technology, portfolio and operational excellence to strategic key growth markets around the world, while maintaining the highest standards of employee development, project execution and safety leadership.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2013
CECO Group, Inc.	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company	100%
CECO Abatement Systems, Inc.	100%
EFFOX, Inc. (“Effox”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%
Adwest Technologies, Inc. (“Adwest”)	100%
Aarding Thermal Acoustics B.V. (“Aarding”)	100%
Met-Pro Technologies LLC (“Met-Pro”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f/k/a. CECO Filter India Private Limited). The non-controlling interest in CFI is not material. FKI includes the wholly owned subsidiary, AVC, Inc. (“AVC.”).

Met-Pro Technologies LLC includes ten wholly owned subsidiaries, Mefiag B. V., Met-Pro Recovery/Pollution Control Technologies, Inc., Strobic Air Corporation, MPC Inc., Met-Pro Industrial Services, Bio-Reaction Industries, Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Holding LLC and Met-Pro Chile Limitada.

Met-Pro, a global provider of a wide range of products and services for industrial, commercial, municipal, and residential markets, was acquired in August 2013.

Adwest, a designer and manufacturer of RTOs, was acquired in December 2012.

Aarding, a global provider of natural gas turbine exhaust systems and silencer applications, was acquired in February 2013.

Unless indicated, all balances within tables are in thousands except per share amounts. All intercompany balances and transactions have been eliminated.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in Cash and Cash Equivalents is $0.7 million of cash restricted in support of letters of credit issued by one of the Company’s China subsidiaries related to warranty periods expiring in the future.

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

For the Years Ended December 31, 2013 and 2012

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

Inventories—The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method except for a location within our Global Pump Solutions division which uses the last-in, first-out method. This location represents approximately 9% of our total inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment—Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – generally 10 to 40 years; machinery and equipment – generally 2 to 15 years). Upon sale or disposal of property, plant and equipment, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount, less any proceeds from sale, is recorded in income.

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, and employment contracts. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, 7 to 10 years for technology, 5 to 20 years for customer lists, and 3 years for employment contracts.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of an asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow or relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level, at or below the operating segment level. In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. The Company has adopted the provisions of FASB Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, the Company does not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. During 2013, the Company capitalized deferred financing fees of $2.7 million. Amortization expense was $0.3 million and $0.2 million for 2013 and 2012, respectively, and is classified as interest expense. Deferred financing charges on the Company’s subordinated debt of $0.1 million were charged to interest expense during the fourth quarter of 2012 upon the conversion of the debt to equity. As of December 31, 2013, remaining capitalized deferred financing costs of $0.6 million are included in deferred charges and other assets and $1.9 million are included as a discount to debt in the accompanying consolidated balance sheets.

Revenue recognition—Revenues from contracts are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared to estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. Revenues are also recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product. Revenues are additionally recognized from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exist, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at December 31, 2013 or 2012.

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

For the Years Ended December 31, 2013 and 2012

Selling and administrative expenses—Selling and administrative expenses include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense, changes in life insurance cash surrender value and depreciation. Selling and administrative expenses are charged to expense as incurred.

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

Amortization and earn out expenses—Amortization and earn out expenses on the Consolidated Statements of Income include amortization of intangible assets, and earn-out and contingent compensation expenses related to the Aarding and Met-Pro acquisitions as more fully described in Note 16.

Legal reserves—Legal reserves on the Consolidated Statements of Income are related to the Sheet Metal Workers’ Local Union No. 80 settlement, as more fully described in Note 12.

Indirect Taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Income.

Product Warranties—The Company’s warranty reserve is to cover the products sold and is principally at our Effox, Aarding and Duall subsidiaries. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. Warranty accrual is not significant at the Company’s other operations due to the nature of the work which includes installation and testing.

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $0.5 million and $0.2 million in 2013 and 2012, respectively.

Research and Development—Research and development costs are charged to operations in the year incurred. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing proprietary process technology and (c) partnering with customers to develop new products.

Income taxes— Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be indefinitely reinvested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.

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

Earnings per share—The computational components of basic and diluted earnings per share for 2013 and 2012 are below.

	For the Year Ended December 31, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$6,557	20,117	$0.33
Effect of dilutive securities:
Common stock equivalents arising from stock options and employee stock purchase plan	—	603	(0.01)

Diluted net income and earnings per share	$6,557	20,720	$0.32

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$10,850	14,813	$0.73
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	327
Subordinated convertible promissory notes	303	2,106	(0.08)

Diluted net income and earnings per share	$11,153	17,246	$0.65

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. Options and warrants to purchase 104 shares as of December 31, 2012 were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect. Pursuant to the if-converted method, diluted earnings per share for 2012 includes a $303 after tax addback of interest expense to earnings and 2,106 additional shares related to the assumed conversion of the convertible Investor Notes described in Note 10.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there are no unvested restricted stock awards outstanding in 2013 or 2012. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Foreign Currency Translation—The functional currencies of the Company’s subsidiaries in the Netherlands, Brazil, Canada, China, and India are the Euro, Real, Canadian Dollar, Renminbi, and Rupee, respectively, and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and weighted-average rate for the Consolidated Statements of Income, are recorded in Accumulated Other Comprehensive Loss in Shareholders’ equity on the Consolidated Balance Sheets.

Transaction (loss)/gain of $1.0 million and $(0.1) million were recognized by the Company in 2013 and 2012, respectively. The transaction (loss)/gain is recorded on the “Other (expense) income” line of the Consolidated Statements of Income.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Financial Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

For the Years Ended December 31, 2013 and 2012

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

2. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at December 31, 2013, due to their short term nature or variable, market-driven interest rates.

Concentrations of credit risk:

Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers’ financial condition. As of December 31, 2013, the Company has $17.6 million of cash held internationally, principally in the Netherlands, China and Canada.

3. Accounts Receivable

	2013	2012
Trade receivables	$18,815	$3,893
Contract receivables	26,249	26,171
Allowance for doubtful accounts	(700)	(565)

	$44,364	$29,499

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $1.1 million and $0.4 million at December 31, 2013 and 2012, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $0.1 million and $0.2 million during 2013 and 2012, respectively, while accounts charged to (recovered from) the allowance were $(35,000) and $0.2 million during 2013 and 2012, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

4. Costs and Estimated Earnings on Uncompleted Contracts

	2013	2012
Costs incurred on uncompleted contracts	$61,416	$51,035
Estimated earnings	21,505	16,644

	82,921	67,679
Less billings to date	(85,297)	(73,300)

	$(2,376)	$(5,621)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,110	$5,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,486)	(11,368)

	$(2,376)	$(5,621)

5. Inventories

	2013	2012
Raw materials	$19,753	$2,508
Work in process	3,172	—
Finished goods	2,987	1,817
Obsolescence allowance	(536)	(427)

	$25,376	$3,898

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $(0.1) million and $0.1 million during 2013 and 2012, respectively. Items charged to the allowance for inventory write-offs were $0.1 million during 2012, with no such write-offs in 2013.

6. Property, Plant and Equipment

	2013	2012
Land	$2,012	$75
Building and improvements	12,757	2,350
Machinery and equipment	19,205	12,771

	33,974	15,196
Less accumulated depreciation	(12,309)	(10,311)

	$21,665	$4,885

Depreciation expense was $2.0 million and $0.9 million for 2013 and 2012, respectively.

7. Goodwill and Intangible Assets

	2013		2012
	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$19,548	$3,526	$14,661	$3,218
Acquisitions	112,306	14,775	4,806	300
Foreign currency adjustments	366	118	81	8

	$132,220	$18,419	$19,548	$3,526

As of December 31, 2013, the Company has an aggregate amount of Goodwill acquired of $149.6 million and an aggregate amount of impairment losses of $17.1 million, which was recognized in 2009.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

In performing its goodwill assessment for 2013, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, with the exception of one reporting unit, the Company has concluded that it is more likely than not that the fair values of the reporting units with goodwill as of December 31, 2013 exceed the carrying values of these units. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for these reporting units and no goodwill impairment charges were recorded in 2013.

The analysis of these qualitative factors for one reporting unit with total goodwill of $4.8 million as of December 31, 2013 led to the conclusion that is was not more likely than not that the fair value for this reporting unit exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. The resultant estimated fair value of the reporting unit exceeded its carrying value by approximately 12% as of December 31, 2013 and no goodwill impairment charges were recorded. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in the assumptions used, including if the Company does not successfully achieve its 2014 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.

The fair value measurement method used in the Company’s impairment analysis utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

In performing its assessment of indefinite life intangible assets for 2013, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, the Company has concluded that it is more likely than not that the fair values of the indefinite life intangible assets as of December 31, 2013 exceed the carrying values at the respective reporting units. Accordingly, estimating the fair values of these assets, is not considered necessary and no indefinite life intangible asset impairment charges were recorded in 2013.

Similarly, no goodwill or indefinite life intangible asset charges were recorded in 2012.

	2013		2012
Intangible assets—finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,423	$1,383	$1,414	$1,281
Employment agreements	733	213	170	—
Technology	8,677	752	230	—
Customer lists	41,018	3,458	2,343	1,593
Foreign currency adjustments	858	90	—	—

	$52,709	$5,896	$4,157	$2,874

Amortization expense of finite life intangible assets was $4.7 million and $0.3 million for 2013 and 2012, respectively. Amortization over the next five years for finite life intangibles is $7.1 million in 2014, $7.1 million in 2015, $6.1 million in 2016, $5.2 million in 2017, and $4.0 million in 2018.

8. Accounts Payable and Accrued Expenses

	2013	2012
Trade accounts payable, including due to subcontractors	$23,108	$11,098
Compensation and related benefits	2,412	1,211
Accrued interest	399	219
Current portion of earn-out liability	1,812	—
Accrued warranty	1,107	531
Other accrued expenses	5,518	2,034

	$34,356	$15,093

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

9. Senior debt

US Debt

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million.

Concurrent with the closing of the Met-Pro acquisition (as defined below in Note 16), the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition. As of December 31, 2013, the aggregate gross principal amount of approximately $85.8 million was outstanding under the credit facilities. Additionally, the Company had drawn $1.3 million of letters of credit under the Credit Facility as of December 31, 2013.

The weighted average interest rate on outstanding borrowings under the Credit Agreement as of December 31, 2013 is 2.23%.

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

Accrued interest on Base Rate Loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Loans is payable on the last date of each applicable Interest Period (but in no event less than once every three months) and at maturity. The Company also paid $2.7 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. Amortization expense was $0.3 million and $0.2 million for 2013 and 2012, respectively, and is classified as interest expense. As of December 31, 2013, remaining capitalized deferred financing costs of $0.6 million are included in deferred charges and other assets and $1.9 million are included as a discount to debt in the accompanying consolidated balance sheets. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans will be repaid quarterly at the end of each of the Company’s fiscal quarters, in twelve installments of $1.2 million each, followed by four installments of $1.6 million each, followed by three installments of $2.0 million each, with the remaining balance being due and owing on August 27, 2018. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with, and subject to certain reinvestment rights, the Company’s or its subsidiaries’ receipt of net proceeds from certain issuances of indebtedness, sales of assets, and casualty events. The Company has granted a security interest in substantially all of

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

its assets to secure its obligations pursuant to the Credit Agreement. The Credit Agreement is guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

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

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non- compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, invalidity of the Credit Agreement and related guarantee and security documents, change of management and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants.

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

Foreign Debt

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), that is made between our Canadian subsidiary Flextor, Inc. as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender. The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million Line of Credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) Line of Credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrowers’ assets are pledged for the facility, and the borrowers’ must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of December 31, 2013 and December 31, 2012, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2013 and December 31, 2012, we have no outstanding borrowings under the Line of Credit. As of December 31, 2013, none of the bank guarantee facility was used by the borrowers.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), that is made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V. as borrowers and ING Bank N.V. as the lender. The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is 3 months Euribor plus 195 basis points or 2.23% as of December 31 2013. All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3. As of December 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2013, €2.5 million ($3.4 million) as of December 31, 2013) of the bank guarantee and €3.5 million ($4.9 million as of December 31, 2013) of the overdraft facility are being used by the borrowers.

We have a note payable to a bank of €0.2 million ($0.3 million), payable in quarterly installments of €25,000 ($34,000), plus interest, at a fixed rate of 3.82%, maturing January, 2016, collateralized by the Heerenveen, Netherlands building.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

10. Shareholders’ Equity

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2013 and 2012, our Board has declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013
$0.045	December 14, 2012	December 28, 2012
$0.045	September 14, 2012	September 28, 2012
$0.035	June 15, 2012	June 29, 2012
$0.035	March 20, 2012	March 30, 2012

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested stockholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Plan has had limited participation.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The 2007 Plan permits the granting of stock options and stock awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or stock awards granted to non-employee directors vest in periods of one to three years from the date of grant. Stock options granted to employees generally vest equally over a period of 3 to 5 years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to 3 years from the date of grant for awards subject to service requirements. Stock awards may be granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards also may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2013, 923,000 stock options were granted to plan participants under the 2007 Plan. No stock awards were granted in 2013 or 2012. Also, there are no performance-based awards outstanding at either December 31, 2013 or 2012. The number of shares reserved for issuance under the 2007 Plan is 2,600,000, of which 474,000 shares were available for future grant as of December 31, 2013. The number of shares reserved under the 1997 Plan for issuance was 1,500,000, of which 1,036,000 shares were left unused as of December 31, 2013.

Share-based compensation expense for stock options under these plans of $1.1 million and $0.7 million was recorded in the years ended December 31, 2013 and 2012, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

The Company recognized employee stock purchase plan expense of $19,000 and $16,000 during the years ended December 31, 2013 and 2012, respectively.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are not compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section below.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust, either in cash or in shares of Company common stock, for certain salaried employees of Met-Pro in the United States who are eligible to participate in the Plan. There were no contributions to the Employees’ Stock Ownership Trust for the years ended December 31, 2013 and 2012. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Options

The weighted-average fair value of stock options granted during 2013 and 2012 was estimated at $6.18 and $3.81 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2013 and 2012, the Company utilized weighted-average volatility factors of 57-58% and 60%, respectively.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2013 and 2012, the Company utilized weighted-average expected term factors of 6.0-6.5 years and 6.2 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2013 and 2012, the Company utilized a weighted-average risk-free interest rate factors of 1.2-2.3% and 1.2%, respectively.

Expected Dividends: The Company utilized an expected dividend rate of 1.5-1.7% and 1.9% to value options granted during 2013 and 2012, respectively.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the year ended December 31, 2013 is shown in the table below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	1,244	$5.18	6.8 years
Granted	923	12.72
Forfeitures	(44)	9.83
Exercised	(316)	4.41

Outstanding at December 31, 2013	1,807	9.05	7.7 years	$12,830

Exercisable at December 31, 2013	557	5.76	5.2 years	$5,786

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,174	$4.74	7.3 years
Granted	163	7.96
Forfeitures	(52)	5.87
Exercised	(41)	5.95

Outstanding at December 31, 2012	1,244	5.18	6.8 years	$6,198

Exercisable at December 31, 2012	614	5.36	5.9 years	$3,086

The Company received $1.4 million in cash from employees exercising options during the year ended December 31, 2013 and $0.2 million from employees exercising options during the year ended December 31, 2012. The intrinsic value of options exercised during the years ended December 31, 2013 and December 31, 2012 was $2.7 million and $0.1 million, respectively.

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods, none of which extended into 2013 or 2012. Fair value of warrants was determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus, a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2013 and 2012.

Stock Purchase

During 2013, pursuant to the approval of the Board of the Directors of the Company, the Company purchased 180,000 shares of common stock held by the Company’s Chief Executive Officer. The shares were purchased at the then current market price of $13.14 for a total transaction value of $2.4 million and the shares were immediately retired.

During 2012, the Company purchased 63,000 shares of common stock for a total of $0.5 million pursuant to a stock repurchase program announced in August 2011 under which the Company was able to repurchase up to 500,000 shares of the Company’s common stock over an eighteen month period. The repurchased shares were immediately retired.

Convertible Debt

During 2012, subordinated convertible promissory notes (“Investor Notes”) in the aggregate principal amount of $9.6 million were converted to 2,400,000 shares of common stock. The Investor Notes were with a group of investors including the following related parties: Icarus Investment Corp. (“Icarus”), which is controlled by Jason DeZwirek, our Chairman; JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, one of our directors; and Harvey Sandler Revocable Trust, which trust owns over 10% of our outstanding common stock.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

11. Pension and Employee Benefit Plans

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

The Company acquired two defined benefit pension plans covering eligible employees in the United States in connection with the acquisition of Met-Pro. These plans are funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Met-Pro had frozen the accrual of future benefits for all participants, effective December 31, 2008.

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2013 and 2012, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,535	$7,886	n/a	n/a
Accumulated postretirement benefit obligation	n/a	n/a	$89	$146
Projected benefit obligation from acquisition	24,364	—	—	—
Service cost	126	58	—	—
Interest cost	676	328	3	6
Amendments	—	—	44	—
Actuarial (gain)/loss	(509)	629	8	(43)
Administrative expenses	(126)	—	—	—
Benefits paid	(755)	(366)	(28)	(20)

Projected benefit obligation at end of year	32,311	8,535	116	89

Change in plan assets:
Fair value of plan assets at beginning of year	5,549	5,020	—	—
Fair value of plan assets from acquisition	18,654	—	—	—
Actual return on plan assets	2,291	603	—	—
Employer contribution	209	292	28	20
Administrative expenses	(126)	—	—	—
Benefits paid	(755)	(366)	(28)	(20)

Fair value of plan assets at end of year	25,822	5,549	—	—

Funded status	$(6,489)	$(2,986)	$(116)	$(89)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$(21)	$(15)
Defined benefit liabilities included in other liabilities	(6,489)	(2,986)	(95)	(74)
Deferred tax benefit (expense) associated with AOCL	608	1,505	(18)	(45)
AOCL, net of tax	856	2,257	(27)	(67)

Net amount recognized	$(5,025)	$776	$(161)	$(201)

Other comprehensive (income) loss:
Net loss (gain)	$(1,926)	$404	$8	$(43)
Prior service cost	—	—	44	—
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net actuarial loss	(370)	(332)	14	8

Total recognized in other comprehensive (income) loss	$(2,297)	$71	$66	$(35)

Accumulated other comprehensive (income) loss:
Net (gain) loss	$1,460	$3,757	$(89)	$(112)
Prior service cost	4	5	44	—

Amount recognized in accumulated other comprehensive (income)	$1,464	$3,761	$(45)	$(112)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	4.50%	3.75%	4.50%	3.75%
Compensation increase rate	n/a	n/a	n/a	n/a

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were a decrease in the minimum liability of $1.4 million in 2013 and an increase of $21,000 in 2012.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Service cost	$126	$58
Interest cost	676	328
Expected return on plan assets	(871)	(377)
Net amortization and deferral	370	333

Net periodic benefit cost	$301	$342

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	3.75% to 4.50%	4.25%
Expected return on assets	7.50%	7.50%
Compensation increase rate	n/a	n/a

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plans of approximately 30 to 40% debt securities and 60 to 70% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. The investment portfolio for the pension plans will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are $0.2 million and $1,000, respectively. The net gain and prior service cost for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is $(11,000) and $6,000, respectively.

The net periodic benefit cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying consolidated statements of income was $(11,000) and $(3,000) for the years ended December 31, 2013 and 2012, respectively. The weighted average discount rate to determine the net periodic benefit cost for 2013 and 2012 was 3.75% and 4.25%, respectively.

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

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

	Target Allocation 2014	Percentage of Plan Assets
		2013	2012
Asset Category:
Equity securities	70%	64% - 73%	69%
Debt securities	30%	27% - 36%	31%

Total	100%	100%	100%

Estimated pension plan cash obligations are $1.6 million, $1.7 million, $1.8 million, $1.8 million, and $1.9 million for 2014 – 2018, respectively, and a total of $10.2 million for the years 2019 through 2023. Estimated healthcare plan cash obligations are $21,000, $19,000, $17,000, $15,000, and $13,000 for 2014–2018, respectively, and a total of $41,000 for the years 2019 through 2023.

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

•	Cash and cash equivalents: Cash and cash equivalents consist primarily of cash on deposit in money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.

•	Equity securities: Equity securities consist of various managed funds that invest primarily in common stocks. These securities are valued at the net asset value of shares held by the plans at year-end. The net asset value is calculated based on the underlying shares and investments held by the funds.

•	Debt securities: Debt securities consist of U.S. government and agency securities, corporate bonds and notes, and managed funds that invest in fixed income securities. U.S governmental and agency securities are valued at closing prices reported in the active market in which the individual securities are traded. Corporate bonds and notes are valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions. Managed funds are valued at the net asset value of shares held by the plans at year end. The net asset value is calculated based on the underlying investments held by the fund.

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

The levels assigned to the defined benefit plan assets as of December 31, 2013, are summarized in the tables below:

	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,106	$—	$—	$1,106
Equity securities	17,590	—	—	17,590
Debt securities	7,126	—	—	7,126

Total assets	$25,822	$—	$—	$25,822

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

The levels assigned to the defined benefit plan assets as of December 31, 2012, are summarized in the tables below:

	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$156	$—	$—	$156
Equity securities	3,840	—	—	3,840
Debt securities	1,553	—	—	1,553

Total assets	$5,549	$—	$—	$5,549

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

The Company participation in these plans for the annual period ended December 31, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Red	FIF: did not disclose	No	various
RP: Yes - Implemented
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Red	FIF: Yes - Implemented	No	May 31, 2016
RP: Yes - Implemented
Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2014
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	not available

The Company was not listed in any of the plans’ Forms 5500 as providing more than 5 percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2013.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.6 million and $1.8 million in 2013 and 2012, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

We have a profit sharing and 401(k) savings retirement plan for non-union employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, completed 1,000 hours of service and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. We made aggregate matching contributions and discretionary contributions of $0.4 million during both 2013 and 2012. Effective January 1, 2014, the matching contribution was increased to 100% of the first 3% and 50% of the next 3% of the employee deferral for a maximum match of 4.5%.

The Company has a 401(k) profit sharing plan in which former employees of Met-Pro in the United States are eligible to participate, following the completion of one year of service and after attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match up to 50% of the employee’s contribution up to 4% of compensation, plus an additional discretionary contribution ranging from 2% to 4%, based on age and years of service. The Company provided cash contributions to this legacy Met-Pro 401(k) profit sharing plan of $0.2 million for the four months ended December 31, 2013. Effective January 1, 2014, this was merged into the CECO 401(k) retirement savings plan.

12. Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

December 31,	Commitment
2014	$2,351
2015	2,122
2016	1,801
2017	693
2018	324
2019 and thereafter	19

$7,310

Total rent expense under all operating leases for 2013 and 2012 was $2.5 million and $1.8 million, respectively.

Legal Proceedings

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2013 for cases involving asbestos-related claims were $0.7 million which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 173 cases pending against the Company as of December 31, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 153 cases that were pending as of January 1, 2013. During the current fiscal year commencing January 1, 2013 through December 31, 2013, 48 new cases were filed against the Company, and the Company was dismissed from 32 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund. The Company settled this claim with the Union and recorded $3.5 million of legal reserve expense in 2013.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The Company intends to vigorously defend this matter. Based on currently available information, as of December 31, 2013, we have not recorded any reserve with respect to this matter.

Met-Pro and the Met-Pro former board of directors are named as defendants in a putative class action lawsuit brought by an alleged former Met-Pro shareholder who challenged the proposed Mergers filed in the United States District Court for the Eastern District of Pennsylvania. The case is captioned Raymond Gold v. Met-Pro Corporation, et al., filed July 8, 2013, Civil Action No. 2:13-CV-03948 and alleges, among other things, that the Met-Pro board of directors breached its fiduciary duties to Met-Pro and its shareholders in approving the Merger Agreement at an unfair price, unduly restricting other potential bidders from making competing offers, failing to consult with other bidders to create a competitive bid process, and unduly limiting the board’s ability to consider and potentially accept an alternative proposal. The complaint further alleges that the Met-Pro board of directors and management were conflicted and improperly motivated to approve the Merger Agreement in order to secure benefits that are not available to Met-Pro’s shareholders, including the accelerated vesting of certain securities and change in control payments, and that the joint proxy statement/prospectus filed with the SEC on May 23, 2013, as amended by the filing of Amendment No. 1 on July 3, 2013, did not make sufficient disclosures regarding the Mergers. The action seeks an award of unspecified money damages. Met-Pro and CECO believe that these claims are without merit; however, in order to avoid the risk of delaying the consummation of the acquisition and to avoid the costs, disruption and distraction of further litigation, on July 20, 2013, Met-Pro entered into a memorandum of understanding (the “MOU”) with the plaintiff to settle the foregoing action without admitting any liability or wrongdoing. As part of the MOU, Met-Pro agreed to make certain additional disclosures related to the acquisition, which disclosures were incorporated into the final joint proxy statement/prospectus sent to the former Met-Pro shareholders. On February 25, 2014, the parties entered into a stipulation of settlement, as contemplated by the MOU, which provides, among other things, for the conditional certification of a non-opt out class, for settlement purposes only, that includes any and all persons or entities who held shares of Met-Pro common stock, either of record or beneficially, at any time between April 22, 2013, the date Met-Pro announced the Merger Agreement, and August 27, 2013, the date of the consummation of the acquisition. The stipulation of settlement also provides for the payment of up to $0.2 million for attorneys’ fees and reimbursement of costs to the attorneys for the class. The settlement and the amount of attorneys’ fees and costs are subject to court approval, and there can be no assurance that the court will approve such settlement. Based on currently available information, as of December 31, 2013 we have recorded a reserve of $0.2 million with respect to this matter.

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

13. Income Taxes

Income before income taxes was generated in the United States and globally as follows:

	2013	2012
Domestic	$5,442	$13,745
Foreign	1,013	1,618

	$6,455	$15,363

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2013, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3.3 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Income tax provision consisted of the following for the years ended December 31:

	2013	2012
Current:
Federal	$(1,660)	$2,765
State	(191)	805
Foreign	623	489

	(1,228)	4,059

Deferred:
Federal	1,000	377
State	178	110
Foreign	(52)	(33)

	1,126	454

	$(102)	$4,513

The income tax provision differs from the statutory rate due to the following:

	2013	2012
Tax expense at statutory rate	$2,194	$5,223
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	311	694
Domestic Production Activities deduction	(295)	(415)
Change in uncertain tax position reserves	599	110
Foreign permanent differences	510	—
Impact of foreign rate differences and adjustments	(295)	(94)
Current and prior years R&D tax credits	(3,649)	(1,100)
Other	112	95
Nondeductible transaction costs	411	—

	$(102)	$4,513

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax assets consisted of the following at December 31:

	2013	2012
Gross deferred tax assets:
Accrued expenses	$120	$98
Reserves on assets	805	593
Inventory	—	18
Stock-based compensation awards	552	239
Minimum pension/post retirement	—	1,481
Net operating loss carry-forwards	242	100
Valuation allowances	(149)	(79)

	1,570	2,450

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Gross deferred tax liabilities:
Foreign deferral on assets	(348)	(138)
Depreciation	(3,215)	(1,014)
Goodwill and intangibles	(23,530)	(573)
Prepaid expenses	(551)	(516)
Inventory	(790)	—
Revaluation of debt	(283)	—
Minimum pension / post retirement	(1,423)	—

	(30,140)	(2,241)

Net deferred tax (liabilities) assets	$(28,570)	$209

Reconciliation to amounts reported in the balance sheet follows:

	2013	2012
Net current deferred tax assets included in other current assets	$699	$475
Net non-current deferred tax assets	66	—
Net current deferred tax liabilities included in accounts payable and accrued expenses	—	(138)
Net non-current deferred tax liabilities	(29,335)	(128)

Net deferred tax asset	$(28,570)	$209

As of December 31, 2013, the Company has state and local net operating loss carry forwards of $2.2 million which expire from 2018 to 2031. The Company has recorded a valuation allowance on $1.7 million of these state and local net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in overseas jurisdictions totaling $3.1 million. A valuation allowance of $2.9 million has been established against these losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company accounts for uncertain tax positions pursuant to FASB Accounting Standards Codification Topic 740. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the beginning and ending amount of uncertain tax position reserves included in other liabilities on the Consolidated Balance Sheets is as follows:

	2013	2012
Balance as of January 1,	$162	$49
Additions for tax positions current year	120	134
Additions for tax positions taken in prior years	481	—
Reductions for expirations on tax positions of prior years	—	(21)

Balance as of December 31,	$763	$162

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2009 remain open for examination by Federal and all significant state and foreign authorities.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

14. Related Party Transactions

During 2013 and 2012, we paid Icarus $0.1 million per year for our use of its space and other office expenses in its Toronto office. During 2013 and 2012, we paid fees of $0.4 million per year to Icarus for management consulting services. These services were provided by Jason DeZwirek and Phillip DeZwirek, our Chairman of our Board and retired Chairman of the Board, respectively, through Icarus. During 2013 and 2012, we paid fees of $0.3 million and $0.1 million, respectively, for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services.

15. Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2013 or 2012.

For 2013 and 2012, sales to customers outside the United States, including export sales, accounted for approximately 22% and 14%, respectively, of consolidated net sales. The largest portion of export sales was destined for Canada, China and Europe. Generally, sales are denominated in U.S. dollars. Of consolidated long lived assets, $35.4 million and $3.3 million were located outside of the United States as of December 31, 2013 and 2012, respectively.

16. Acquisitions

On February 28, 2013, the Company acquired Aarding, pursuant to the terms of a Share Purchase Agreement, dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., and W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The fair value of the common stock issued has been determined to be $6.8 million which reflects the closing price of the Company’s common stock on the Closing Date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($5.5 million as of December 31, 2013) is contingent upon the future employment by the Sellers and, therefore, has been classified as prepaid compensation by the Company. The current portion of the prepaid compensation of $1.1 million is in “Prepaid expenses and other current assets,” while the non-current portion of $3.5 million is in “Deferred charges and other assets” on the Consolidated Balance Sheets. For the twelve months ended December 31, 2013, $0.9 million of compensation expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Income. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.6 million as of December 31, 2013) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the Sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the twelve months ended December 31, 2013, $1.3 million of earn-out expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Income. An accrual of $1.3 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

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

Current assets	$15,062
Property and equipment	959
Goodwill	7,595
Intangible – finite life, net	13,477
Intangible – indefinite life	2,865

Total assets acquired	39,958
Current liabilities assumed	(8,277)
Deferred income tax liability	(4,086)

Net assets acquired	$27,595

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

On August 27, 2013, the Company completed its acquisition of Met-Pro, pursuant to an Agreement and Plan of Merger, dated as of April 21, 2013, and amended as of August 5, 2013 (the “Merger Agreement”). Met-Pro’s shareholders had the option to elect to exchange each share of Met-Pro common stock for either (i) $13.75 in cash, without interest, or (ii) shares of the Company’s common stock valued at $13.75, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on August 26, 2013, the last trading day before the closing of the merger, subject to a collar so that there was a maximum exchange ratio of 1.3520 shares of the Company’s common stock for each share of Met-Pro common stock and a minimum of 1.0000 share of the Company’s common stock for each share of Met-Pro common stock, subject to certain exceptions and with overall elections subject to proration.

Approximately 51.6% of the shares of Met-Pro common stock converted into the right to receive the $13.75 cash consideration, for an approximate total of $104.4 million The company trading price for the 15 day period was $12.6814. As a result, each of the remaining shares of Met-Pro common stock converted into the right to receive 1.0843 shares of Company common stock, or an approximate total of 7,726,235 shares of Company common stock in aggregate.

In accordance with the proration and reallocation provisions of the Merger Agreement, because the $13.75 per share cash consideration was oversubscribed by Met-Pro shareholders prior to the election deadline, (a) each Met-Pro share for which a valid stock election was made or for which no valid cash or stock election was made was automatically cancelled and converted into the right to receive the stock consideration and (b) each Met-Pro shareholder of record that made a valid cash election received (i) the Cash Consideration for approximately 77.56% of such holder’s Met-Pro shares for which a valid cash election was made and (ii) the stock consideration for approximately 22.44% of such holder’s Met-Pro Shares for which a valid cash election was made. The value of stock recorded was $98.0 million.

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

Current assets	$69,117
Property and equipment	16,393
Other assets	1,375
Assets held for sale (a)	11,083
Goodwill	104,884
Intangible – finite life, net	35,810
Intangible – indefinite life	11,910

Total assets acquired	250,572
Current liabilities assumed	(13,678)
Deferred income tax liability	(28,244)
Long term liabilities assumed	(6,078)

Net assets acquired	$202,572

(a)	The assets held for sale consists of primarily real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to Held for Sale. The Company expects to complete the sale of the subject assets within the next twelve months.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

The following unaudited pro forma information represents the Company’s results of operations as if the Met-Pro and Aarding acquisitions had occurred as of January 1, 2012:

	Year Ended December 31,
	2013	2012
Net sales	$264,146	$281,345
Net income	$11,760	$12,933
Earnings per share:
Basic	$0.46	$0.55
Diluted	$0.45	$0.51

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

The Met-Pro and Aarding acquisitions contributed $68.1 million of revenue and $0.2 million of net income for the year ended December 31, 2013. The aggregate Consideration paid for these acquisitions was $125.4 in cash and $104.8 million in common stock issued. The associated goodwill of $112.4 million arising from the acquisitions consists largely of the synergies, economies of scale and cost savings expected from the integration with the Company, and is not expected to be deductible for tax purposes.

On December 31, 2012 for $4.0 million in cash and 53,000 shares of the Company’s common stock, computed by reference to the average closing price of the Company’s common stock on the NASDAQ Stock Market LLC for the thirty trading days immediately preceding the date of the SPA, worth approximately $0.5 million based on the December 31, 2012 closing market price of the Company’s common stock, the Company, through a subsidiary, acquired all of the stock of Adwest, pursuant to the terms of a Stock Purchase Agreement dated December 31, 2012, among the Company, Craig Bayer, Maryann Erickson, Brian Cannon, Therese Siefert, Alex Goodbody, Greg Hoino, Richard Whitford, and William James. Additionally, the former owners are entitled to earn-out payments of up to $1.7 million upon the attainment of specified financial targets through December 31, 2015. Based on current projections, the Company expects the full contingent payment to be earned in the aggregate. The first year of the contingent payable is recorded in “Accounts payable and accrued expenses” and the balance is recorded in “Other liabilities” on the Consolidated Balance Sheets.

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

Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

17. Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The accounting policies of the segments are the same as those in the consolidated financial statements. Except for the information reported on a segment basis, the Company does not accumulate net sales information by product or service and therefore, the Company does not disclose net sales by product or service because to do so would be impractical. The Company’s reportable segments are however organized as groups of similar products and services.

Engineered Equipment Technology and Parts Group (“EET&P Group”)

Our EET&P Group, located in the United States as well as the Netherlands, Canada, Brazil, China, and India, is comprised of Effox-Flextor, Aarding, AVC, CECO Abatement, Adwest, CECO Filter, Busch International, FKI and Buell. Our services eliminate toxic emission fumes and volatile organic compounds from large-scale industrial processes. Global industries served include refining, petrochemical, traditional power, natural gas power, aluminum, steel, automotive, chemical, and the largest industrial facilities.

Met-Pro Group (“MP Group”)

Our MP Group is comprised of our recent acquisition of Met-Pro, a global provider of a wide range of products and services for industrial, commercial, municipal and residential markets. These include product recovery and pollution control technologies for purification of air and liquids; fluid handling technologies for corrosive, abrasive and high temperature liquids; and filtration and purification technologies, which include proprietary water treatment chemicals and filter products for air and liquid filtration. The MP Group includes Met-Pro’s three main business areas: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies, and Filtration/Purification Technologies, each of which is comprised of a variety of business units and brands.

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

Component Parts Group (“CP Group”)

Our CP Group markets component parts for industrial air systems to contractors, distributors and dealers throughout the United States of America.

	2013	2012
Net Sales (less intra-, inter-segment sales)
Engineered Equipment Technology and Parts Group
United States	$88,170	$75,824
Netherlands	25,588	—
China	7,763	4,905
Canada	3,557	7,611
Brazil	170	121
India	—	218

Subtotal	125,248	88,679
Met-Pro Group	30,526	—
Contracting / Services Group	19,500	25,527
Component Parts Group	21,908	20,771
Corporate	135	75

Net sales	$197,317	$135,052

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

	2013	2012
Income (Loss) from Operations
Engineered Equipment Technology and Parts Group (a)	$18,652	$15,562
Met-Pro (a)	1,383	—
Contracting / Services Group (a)	2,008	3,461
Component Parts Group (a)	4,172	4,198
Corporate (a) (b)	(17,754)	(6,474)
Eliminations	(1,473)	(64)

Income from operations	$6,972	$16,683

(a)	The amounts presented above at the reportable business segment level include operating income (loss), as applicable. See following tables in this Note 17 under “Intra-segment and Inter-segment Revenues.”
(b)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	December 31,
	2013	2012
Property and Equipment Additions
Engineered Equipment Technology and Parts Group	$522	$113
Met-Pro	680	—
Contracting / Services Group	30	61
Component Parts Group	141	77
Corporate	4	22

Property and equipment additions	$1,377	$273

	2013	2012
Depreciation and Amortization
Engineered Equipment Technology and Parts Group	$2,753	$623
Met-Pro Group	3,365	—
Contracting / Services Group	210	221
Component Parts Group	188	193
Corporate	131	213

Depreciation and amortization	$6,647	$1,250

	December 31,
	2013	2012
Identifiable Assets
Engineered Equipment Technology and Parts Group	$116,647	$60,516
Met-Pro Group	217,695	—
Contracting / Services Group	7,026	8,055
Component Parts Group	5,946	5,573
Corporate (c)	1,222	19,960

Identifiable assets	$348,536	$94,104

(c)	Includes primarily consists of cash, income tax related assets, and intercompany note receivable.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012
Goodwill
Engineered Equipment Technology and Parts Group	$27,336	$19,548
Met-Pro Group	104,884	—

Identifiable assets (e)	$132,220	$19,548

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments and between segments as indicated in the following tables:

		Year Ended December 31, 2013
	total sales	less intra-segment sales	less inter-segment sales					net sales to outside customers
			EET&P	MP	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$90,509	$(1,406)	$—	$(248)	$(685)	$—	$—	$88,170
Netherlands	25,927	(339)	—	—	—	—	—	25,588
China	9,530	(1,767)	—	—	—	—	—	7,763
Canada	5,160	(1,603)	—	—	—	—	—	3,557
Brazil	170	—	—	—	—	—	—	170

Subtotal	131,296	(5,115)	—	(248)	(685)	—	—	125,248
Met-Pro Group	31,669	(1,143)	—	—	—	—		30,526
Contracting / Services Group	21,835	(464)	(1785)	(4)	—	(82)		19,500
Component Parts Group	23,253	(523)	(21)	(2)	(799)	—	—	21,908
Corporate and other (a)	—	—		—	—	—	135	135

Net sales	$208,053	$(7,245)	$(1,806)	$(254)	$(1,484)	$(82)	$135	$197,317

(a)	Includes adjustment for revenue on intercompany jobs.

		Year Ended December 31, 2012
	total sales	less intra-segment sales	less inter-segment sales				net sales to outside customers
			EET&P	C/S	CP	Corp. (a)
Net Sales
Engineered Equipment Technology and Parts Group
United States	$77,447	$(829)	$—	$(794)	$—	$—	$75,824
Canada	7,548	63	—	—	—	—	7,611
China	6,967	(2,062)	—	—	—	—	4,905
Brazil	121	—	—	—	—	—	121
India	218	—	—	—	—	—	218

Subtotal	92,301	(2,828)	—	(794)	—	—	88,679
Contracting / Services Group	27,852	(83)	(2,242)	—	—		25,527
Component Parts Group	22,084	(366)	(27)	(920)	—	—	20,771
Corporate and other (a)	19	—		(10)	—	66	75

Net sales	$142,256	$(3,277)	$(2,269)	$(1,724)	$—	$66	$135,052

(a)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

18. Subsequent Events

On March 5, 2014, CECO’s Board of Directors approved a quarterly dividend of $0.05 per share. The dividend will be paid on March 31, 2014 to all shareholders of record at the close of business on March 17, 2014.