Form 10-Q
period 2014-03-31
CECO ENVIRONMENTAL CORP
filed 2014-05-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-25660
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

4625 Red Bank Road, Cincinnati, Ohio	45227
(Address of principal executive offices)	(Zip Code)

(513) 458-2600

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 25,767,668 shares of common stock, par value $0.01 per share, as of May 2, 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2014

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) MARCH 31, 2014	DECEMBER 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$19,227	$22,661
Accounts receivable, net	43,446	44,364
Costs and estimated earnings in excess of billings on uncompleted contracts	10,373	11,110
Inventories, net	24,768	25,376
Prepaid expenses and other current assets	6,690	6,651
Prepaid income taxes	3,527	3,527
Assets held for sale	6,356	11,083

Total current assets	114,387	124,772
Property, plant and equipment, net	20,215	21,665
Goodwill	133,296	132,220
Intangible assets-finite life, net	44,746	46,813
Intangible assets-indefinite life	18,405	18,419
Deferred charges and other assets	4,758	4,647

	$335,807	$348,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$6,909	$9,922
Accounts payable and accrued expenses	27,611	34,356
Billings in excess of costs and estimated earnings on uncompleted contracts	12,280	13,486
Income taxes payable	2,227	1,569

Total current liabilities	49,027	59,333
Other liabilities	10,278	10,302
Debt, less current portion	75,264	79,160
Deferred income tax liability, net	29,370	29,335

Total liabilities	163,939	178,130

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 25,758,918 and 25,724,519 shares issued in 2014 and 2013, respectively	257	257
Capital in excess of par value	159,527	159,566
Accumulated earnings	13,650	11,911
Accumulated other comprehensive loss	(1,210)	(972)

	172,224	170,762
Less treasury stock, at cost, 137,920 shares in 2014 and 2013	(356)	(356)

Total shareholders’ equity	171,868	170,406

	$335,807	$348,536

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2014	2013

Net sales	$57,170	$34,361
Cost of sales	37,441	23,177

Gross profit	19,729	11,184
Selling and administrative	11,679	6,592
Acquisition and integration expenses	70	937
Amortization and earn out expenses	2,488	317

Income from operations	5,492	3,338
Other (expense) income, net	(106)	131
Interest expense	(742)	(97)

Income before income taxes	4,644	3,372
Income tax expense	1,623	1,164

Net income	$3,021	$2,208

Earnings per share:
Basic	$0.12	$0.13

Diluted	$0.12	$0.12

Weighted average number of common shares outstanding:
Basic	25,606,352	17,078,192
Diluted	26,115,512	17,774,051

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2014	2013

Net income	$3,021	$2,208

Other comprehensive loss:
Foreign currency translation	(238)	(781)

Other comprehensive loss	(238)	(781)

Comprehensive income	$2,783	$1,427

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2014	2013

Cash flows from operating activities:
Net income	$3,021	$2,208
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,770	414
Gain on sale of property and equipment	(15)	—
Non-cash interest expense included in net income	137	5
Share based compensation expense	375	158
Bad debt expense (recoveries)	57	(37)
Inventory reserve expense	182	69
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	861	6,987
Costs and estimated earnings in excess of billings on uncompleted contracts	737	(2,203)
Inventories	215	(137)
Prepaid expense and other current assets	(31)	(588)
Deferred charges and other assets	(160)	42
Accrued litigation settlement	(2,536)	—
Accounts payable and accrued expenses	(4,209)	(878)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,206)	62
Income taxes payable	658	302
Other liabilities	19	1,725

Net cash provided by operating activities	875	8,129

Cash flows from investing activities:
Acquisitions of property and equipment	(415)	(53)
Proceeds from sale of property and equipment	4,814	—
Net cash paid for acquisition	—	(24,379)

Net cash provided by (used in) by investing activities	4,399	(24,432)

Cash flows from financing activities:
Net borrowings on credit line	—	1,030
Repayments of debt	(7,012)	—
Proceeds from employee stock purchase plan and exercise of stock options	561	91
Repurchases of common stock	(973)	—
Dividends paid to common shareholders	(1,284)	(886)

Net cash (used in) provided by financing activities	(8,708)	235

Net decrease in cash and cash equivalents	(3,434)	(16,068)
Cash and cash equivalents at beginning of period	22,661	22,994

Cash and cash equivalents at end of period	$19,227	$6,926

Supplemental Schedule of Non-Cash Activities:
Common stock issued in business acquisition	$—	$7,423

Cash paid during the period for:
Interest	$759	$318

Income taxes	$553	$1,282

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

On February 28, 2013 and August 27, 2013, the Company completed the acquisitions of Aarding Thermal Acoustics B.V. (“Aarding”) and Met-Pro Corporation (“Met-Pro”), respectively. The results of their operations have been consolidated with our results following the acquisition dates. For a more complete discussion of the transactions, refer to Note 16.

2.	New Financial Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date – a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount is fixed at the reporting date. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013, including interim reporting periods within those years with early adoption permitted. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity – a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on whether to release cumulative translation adjustments upon certain derecognition events, requiring an entity to distinguish between derecognition events of investments within a foreign entity and changes in investments in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to elevate the threshold for a disposal transaction to qualify as a discontinued operation. ASU 2014-08 is effective for disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, including interim periods within those years. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Accounts Receivable

	March 31, 2014	December 31, 2013
Trade receivables	$19,228	$18,815
Contract receivables	24,955	26,249
Allowance for doubtful accounts	(737)	(700)

	$43,446	$44,364

The provision (recovery) for doubtful accounts was approximately $0.1 million and ($37,000) for the three-month periods ended March 31, 2014 and 2013, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

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

	March 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$59,649	$61,416
Estimated earnings	21,113	21,505

	80,762	82,921
Less billings to date	(82,669)	(85,297)

	$(1,907)	$(2,376)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,373	$11,110
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,280)	(13,486)

	$(1,907)	$(2,376)

5.	Inventories

	March 31, 2014	December 31, 2013
Raw materials	$19,353	$19,753
Work in process	3,657	3,172
Finished goods	2,472	2,987
Obsolescence allowance	(714)	(536)

	$24,768	$25,376

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $182,000 and $69,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Goodwill and Intangible Assets

	Three months ended March 31, 2014		Year ended December 31, 2013
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$132,220	$18,419	$19,548	$3,526
Acquisitions and related adjustments	1,167	—	112,306	14,775
Foreign currency adjustments	(91)	(14)	366	118

	$133,296	$18,405	$132,220	$18,419

	As of March 31, 2014		As of December 31, 2013
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,403	$1,395	$1,423	$1,383
Employment agreements	761	284	762	221
Technology	8,936	1,429	8,942	789
Customer lists	41,418	4,664	41,582	3,503

	$52,518	$7,772	$52,709	$5,896

Activity for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Intangible assets – finite life, net at beginning of period	$46,813	$1,283
Amortization expense	(1,838)	(159)
Acquisitions/purchase accounting adjustments	(202)	3,271
Foreign currency adjustments	(27)	(15)

Intangible assets – finite life, net at end of period	$44,746	$4,380

Amortization expense of finite life intangible assets for the three months ended March 31, 2014 and 2013 was $1.8 million and $0.1 million, respectively. Amortization over the next five years for finite life intangibles is expected to be $5.2 million for the remainder of 2014, $7.1 million in 2015, $6.1 million in 2016, $5.2 million in 2017, and $4.0 million in 2018.

7.	Accounts Payable and Accrued Expenses

	March 31, 2014	December 31, 2013
Trade accounts payable, including due to subcontractors	$19,139	$23,108
Compensation and related benefits	764	2,412
Accrued interest	246	399
Current portion of earn-out liability	2,189	1,812
Accrued warranty	1,157	1,107
Other accrued expenses	4,116	5,518

	$27,611	$34,356

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

Debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018.

- Term loan	$59,585	$63,781

- U.S. Dollar revolving loans	22,000	22,000

- Multi-currency revolving loans	—	—

- Unamortized debt discount	(1,816)	(1,918)

Total outstanding borrowings under Credit Facility	79,769	83,863

Outstanding borrowings under Canadian dollar-denominated Flextor Facility (defined below)	—	—

Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	2,129	4,909

Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($34 as of March 31, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	275	310

Total outstanding borrowings	$82,173	$89,082

Less: current portion	6,909	9,922

Total debt, less current portion	$75,264	$79,160

U.S. Debt

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of March 31, 2014 and December 31, 2013, $0.8 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $67.2 million and $66.7 million at March 31, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%, plus a margin ranging from 0.5% to 1.5% depending on the Company’s consolidated leverage ratio (“Base Rate”), or a Eurocurrency Rate (as defined in the agreement) plus 1.5% to 2.5% depending on the Company’s consolidated leverage ratio. Interest on swing line loans is the Base Rate.

Accrued interest on Base Rate Loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.22% and 2.23% at March 31, 2014 and December 31, 2013, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 2.75 and a consolidated fixed charge coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of March 31, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company paid $2.7 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. As of both March 31, 2014 and December 31, 2013, capitalized deferred financing costs of $0.6 million are included in deferred charges and other assets and $1.8 million and $1.9 million, respectively, are included as a discount to debt in the accompanying condensed consolidated balance sheets. Amortization expense was $0.1 million for the three months ended March 31, 2014 and is classified as interest expense.

Foreign Debt

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), made between our Canadian subsidiary, Flextor, Inc., as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender (“Flextor Facility”). The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrower’s assets are pledged for the facility, and the borrower must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of March 31, 2014 and December 31, 2013, the borrower was in compliance with all related financial and other restrictive covenants.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is three months Euribor plus 195 basis points (2.26% as of March 31, 2014). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of March 31, 2014 and December 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants. As of March 31, 2014, €2.9

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million ($4.0 million) of the bank guarantee and €1.5 million ($2.1 million) of the overdraft facility are being used by the borrowers. As of December 31, 2013, €2.5 million ($3.4 million) of the bank guarantee and €3.5 million ($4.9 million) of the overdraft facility were being used by the borrowers.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 are below.

	For the three-month period ended March 31, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,021	25,606	$0.12
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	509	—

Diluted earnings and earnings per share	$3,021	26,115	$0.12

	For the three-month period ended March 31, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,208	17,078	$0.13
Effect of dilutive securities and notes:

Common stock equivalents arising from stock options and employee stock purchase plan	—	696	(0.01)

Diluted earnings and earnings per share	$2,208	17,774	$0.12

Options and warrants included in the computation of diluted earnings per share are included using the treasury stock method. Options and warrants to purchase 40,000 shares as of March 31, 2013 were not included in the computation of diluted earnings per share due to their having an anti-dilutive effect.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there were no non-vested restricted share awards outstanding for the three months ended March 31, 2014 or March 31, 2013. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

The Company declared and on March 31, 2014 paid to common stockholders a quarterly dividend of $0.05 per share compared to $0.05 in the same period in 2013. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of approximately $375,000 and $158,000 during the quarters ended March 31, 2014 and 2013, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The weighted-average fair value of stock options granted during the three months ended March 31, 2014 was estimated at $7.77 per option using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three months ended March 31, 2014, the Company utilized a weighted-average volatility factor of 57%.

Expected Term: For the three months ended March 31, 2014, the Company utilized a weighted-average expected term factor of 6.4 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three months ended March 31, 2014, the Company utilized a weighted-average risk-free interest rate factor of 2.3%.

Expected Dividends: The Company utilized an expected dividend rate of 1.3% to value options granted during the three months ended March 31, 2014.

The Company did not grant any stock options during the three months ended March 31, 2013.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

The Company received $0.5 million and $0.1 million in cash from employees and directors exercising options during the three months ended March 31, 2014 and 2013, respectively. The intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $1.0 million and $0.1 million, respectively.

11.	Stock Purchase

During the three-month period ended March 31, 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired.

12.	Pension and Employee Benefit Plans

We sponsor several non-contributory defined benefit pension plans for certain union employees. During 2013, the Company acquired two defined benefit pension plans covering eligible employees in the United States in connection with the acquisition of Met-Pro. All plans are funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

We also sponsor a postretirement health care plan for office employees retired before January 1, 1990. The plan allowed retirees who attained the age of 65 to elect the type of coverage desired.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Pension plan:
Service cost	$50	$17
Interest cost	357	78
Expected return on plan assets	(488)	(102)
Amortization of net actuarial loss	44	92

Net periodic benefit cost (gain)	$(37)	$85

Health care plan:
Interest cost	$1	$1
Amortization of gain	(1)	(4)

Net periodic benefit gain	$—	$(3)

We made contributions to our defined benefit plans during the three months ended March 31, 2014 and 2013 totaling $0.6 million and $21,000, respectively. We anticipate contributing $1.3 million to fund the pension plan and $21,000 for the retiree health care plan during the remainder of 2014. The unfunded liability of the plans of $6.5 million as of March 31, 2014 and December 31, 2013 is included in the Other Liabilities on our condensed consolidated balance sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of both March 31, 2014 and December 31, 2013, the liability for uncertain tax positions totaled approximately $0.8 million, which is included in Other Liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at March 31, 2014, due to their short term nature or variable, market-driven interest rates.

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $19.2 million and $22.7 million, respectively, of which $12.2 million and $17.6 million, respectively, was held outside of the United States, principally in the Netherlands, China and Canada. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. Given the contract is short-term in nature, the market value as of March 31, 2014 was not significant.

15.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

settlement payments from 2002 through March 31, 2014 for cases involving asbestos-related claims were $0.7 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 180 cases pending against the Company as of March 31, 2014 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 173 cases that were pending as of December 31, 2013. During the three months ended March 31, 2014, 14 new cases were filed against the Company, and the Company was dismissed from seven cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss of up to $75 million. The Company intends to vigorously defend this matter. Based on currently available information, as of March 31, 2014, we have not recorded any reserve with respect to this matter.

Met-Pro and the Met-Pro former board of directors are named as defendants in a putative class action lawsuit brought by an alleged former Met-Pro shareholder who challenged the proposed mergers filed in the United States District Court for the Eastern District of Pennsylvania. The case is captioned Raymond Gold v. Met-Pro Corporation, et al., filed July 8, 2013, and alleges, among other things, that the Met-Pro board of directors breached its fiduciary duties to Met-Pro and its shareholders in approving the merger agreement at an unfair price, unduly restricting other potential bidders from making competing offers, failing to consult with other bidders to create a competitive bid process, and unduly limiting the board’s ability to consider and potentially accept an alternative proposal. The action seeks an award of unspecified money damages. Met-Pro and the Company believe that these claims are without merit; however, in order to avoid the risk of delaying the consummation of the acquisition and to avoid the costs, disruption and distraction of further litigation, on July 20, 2013, Met-Pro entered into a memorandum of understanding (the “MOU”) with the plaintiff to settle the foregoing action without admitting any liability or wrongdoing. As part of the MOU, Met-Pro made certain additional disclosures related to the acquisition. On February 25, 2014, the parties entered into a stipulation of settlement, as contemplated by the MOU, which provides, among other things, for the conditional certification of a non-opt out class, for settlement purposes only, that includes any and all persons or entities who held shares of Met-Pro common stock, either of record or beneficially, at any time between April 22, 2013, the date Met-Pro announced the merger agreement, and August 27, 2013, the date of the consummation of the acquisition. The stipulation of settlement also provides for the payment of up to $0.2 million for attorneys’ fees and reimbursement of costs to the attorneys for the class. The settlement and the amount of attorneys’ fees and costs are subject to court approval, and there can be no assurance that the court will approve such settlement. Based on currently available information, as of March 31, 2014, we have recorded a reserve of $0.2 million with respect to this matter.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

16.	Acquisitions

On February 28, 2013, the Company acquired Aarding, pursuant to the terms of a Share Purchase Agreement, dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Energy Segment. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The fair value of the common stock issued was determined to be $6.8 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($5.5 million as of March 31, 2014) is contingent upon the future employment by the sellers and, therefore, has been classified as prepaid compensation by the Company. As of March 31, 2014 and December 31, 2013, the current portion of the prepaid compensation of $1.1 million is in “Prepaid expenses and other current assets,” while the non-current portion of $3.2 million and $3.5 million, respectively, is in “Deferred charges and other assets” on the condensed consolidated balance sheets. For the three months ended March 31, 2014 and 2013, $0.3 million and $0.1 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.6 million as of March 31, 2014) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the sellers. Accordingly, no value for the potential earn out consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the three months ended March 31, 2014 and 2013, $0.4 million and $0.1 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. An accrual of $1.6 million and $1.3 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing of the acquisition.

Current assets	$15,062
Property and equipment	959
Goodwill	7,595
Intangible assets – finite life	13,477
Intangible assets – indefinite life	2,865

Total assets acquired	$39,958
Current liabilities assumed	(8,277)
Deferred income tax liability	(4,086)

Net assets acquired	$27,595

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Approximately 51.6% of the shares of Met-Pro common stock converted into the right to receive the $13.75 cash consideration, for an approximate total of $104.4 million The trading price of the Company’s common stock for the 15-day period was $12.6814. As a result, each of the remaining shares of Met-Pro common stock converted into the right to receive 1.0843 shares of Company common stock, or an approximate total of 7,726,235 shares of Company common stock in the aggregate.

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

Current assets	$68,766
Property and equipment	15,773
Other assets	1,375
Assets held for sale (a)	10,886
Goodwill	106,052
Intangible assets – finite life	35,810
Intangible assets – indefinite life	11,910

Total assets acquired	250,572
Current liabilities assumed	(13,638)
Deferred income tax liability	(28,284)
Long term liabilities assumed	(6,078)

Net assets acquired	$202,572

(a)	The assets held for sale primarily consist of real property and are valued at the estimated proceeds less costs to sell. The Company has not recorded a gain or loss on the classification of the subject assets held for sale. The Company expects to complete the sale of the subject assets during 2014. During the three months ended March 31, 2014, the Company received proceeds of $4.5 million for the sale of assets held for sale. The balance of assets held for sale is $6.4 million as of March 31, 2014.

The following unaudited pro forma information represents the Company’s results of operations as if the Met-Pro and Aarding acquisitions had occurred as of January 1, 2013:

Three Months Ended March 31, 2013
Net sales	$62,628
Net income	1,925
Earnings per share:
Basic	$0.08
Diluted	$0.07

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses, eliminate intercompany transactions between the Company and Aarding, reflect foregone interest income on cash paid for the acquisitions and to record the income tax consequences of the pro forma adjustments. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Acquisition and integration expenses on the condensed consolidated statements of income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

17.	Business Segment Information

Effective January 1, 2014, the Company implemented an internal reorganization related to the integration of recent acquisitions, which resulted in three reportable segments, defined as follows:

Air Pollution Control Segment

Our Air Pollution Control Segment is comprised of Adwest Technologies, Inc., Duall Air and Odor Technologies, Busch International, Buell Energy Cyclones, Flex-Kleen Dust Collection Technologies, FKI, Kirk & Blum, and KB Duct. This segment provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

Energy Segment

Our Energy Segment is comprised of Aarding Thermal Acoustics, Effox-Flextor and AVC Specialists, Inc. This segment provides the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

Fluid Handling and Filtration Segment

Our Fluid Handling and Filtration Segment is comprised of Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions, CECO Filters and Strobic Air Corporation. This segment provides the design and manufacture of technologies including high quality centrifugal pumps for corrosive, abrasive and high temperature liquids, filter products for air and liquid filtration, as well as product recovery equipment, and technologically advanced air movement and exhaust systems. These products are applicable to a wide variety of industries, particularly the aquarium/aquaculture, plating and metal finishing, food and beverage, chemical/petrochemical, wastewater treatment, desalination and pharmaceutical markets.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management. The operating results of the segments are reviewed through to the “Income from operations” line on the condensed consolidated statements of income.

The financial segment information is presented in the following table:

	Three months ended March 31,
	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$26,748	$20,520
Energy Segment	15,281	12,023
Fluid Handling Filtration Segment	15,495	1,645
Corporate and Other(1)	(354)	173

Net sales	$57,170	$34,361

(1)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended March 31,
	2014	2013
Income from Operations
Air Pollution Control Segment	$3,866	$3,311
Energy Segment	2,387	2,278
Fluid Handling Filtration Segment	2,671	182
Corporate and Other(2)	(2,735)	(2,463)
Eliminations	(697)	30

Net operating income	$5,492	$3,338

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three months ended March 31,
	2014	2013
Property and Equipment Additions
Air Pollution Control Segment	$136	$52
Energy Segment	34	1
Fluid Handling Filtration Segment	214	0
Corporate and Other	31	0

Property and equipment additions	$415	$53

	Three months ended March 31,
	2014	2013
Depreciation and Amortization
Air Pollution Control Segment	$395	$255
Energy Segment	655	118
Fluid Handling Filtration Segment	1,688	8
Corporate and Other	32	33

Depreciation and Amortization	$2,770	$414

	March 31, 2014	December 31, 2013
Identifiable Assets
Air Pollution Control Segment	$76,328	$74,556
Energy Segment	65,243	76,960
Fluid Handling Filtration Segment	179,088	185,646
Corporate and Other(3)	15,148	11,374

Identifiable Assets	$335,807	$348,536

(3)	Corporate assets primarily consist of cash and income tax related assets.

	March 31, 2014	December 31, 2013
Goodwill
Air Pollution Control Segment	$21,890	$21,690
Energy Segment	14,870	14,962
Fluid Handling Filtration Segment	96,536	95,568
Corporate and Other	0	0

Goodwill	$133,296	$132,220

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended March 31, 2014
(In Thousands)			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$28,084	$(1,029)	$—	$(307)	$—	$—	$26,748
Energy Segment	16,190	(909)	—	—	—	—	15,281
Fluid Handling Filtration Segment	15,840	(345)	—	—	—	—	15,495
Corporate and Other	—	—	—	—	—	(354)	(354)

Net Sales	$60,114	$(2,283)	$—	$(307)	$—	$(354)	$57,170

	Three Months Ended March 31, 2013
(In Thousands)			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$22,086	$(1,156)	$—	$(16)	$(394)	$—	$20,520
Energy Segment	12,054	(29)	(2)	—	—	—	12,023
Fluid Handling Filtration Segment	1,645	—	—	—	—	—	1,645
Corporate and Other	—	—	—	—	—	173	173

Net Sales	$35,785	$(1,185)	$(2)	$(16)	$(394)	$173	$34,361

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of income for the three-month periods ended March 31, 2014 and 2013 reflect the consolidated operations of the Company and its subsidiaries.

We are a leading global environmental technology company focused on critical solutions in the energy, air pollution control, fluid handling and filtration segments. Through our well-known brands, including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” and “Strobic Air” tradenames, we provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We globally serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict U.S. Environmental Protection Agency mandated industry Maximum Achievable Control Technology standards and Occupational Safety and Health Administration established Threshold Limit Values, as well as existing pollution control and energy legislation.

We believe there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives, as well as a U.S. Government-supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of natural gas and coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. We believe our Chinese operations are positioned to benefit from the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. Our continuing focus will be on global growth, market coverage, and specifically, expansion of our China and India operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

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

Our three operating segments are: the Air Pollution Control Segment (“APC”), the Energy Segment (“Energy”), and the Fluid Handling Filtration Segment (“FHF”). By combining the efforts of some or all of these groups, we are able to offer complete turnkey systems for our customers and leverage the operational efficiencies between our family of companies.

Our contracts are obtained either through competitive bidding or as a result of negotiations with our customers. Contract terms offered by us are generally dependent on the complexity and risk of the project as well as the resources that will be required to complete the project. For example, a contract that can be performed primarily by subcontractors and that does not require us to use our fabrication and assembly facilities can be quoted at a

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

lower gross margin than a more typical contract that will require additional factory overhead and administrative expenses. Our focus is on increasing our operating margins as well as our gross margin percentage, which translates into higher net income. Our sales typically peak in the fourth quarter due to a tendency of customers to want to fully utilize annual capital budgets and due to the fact that many industrial facilities shut down for the holiday season, which creates demand for maintenance and renovation work that can be done at no other time.

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

As a result, the Company provides financial information in this MD&A that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information because the Company’s management utilizes it to evaluate its ongoing financial performance and the Company believes it provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Aarding, and Met-Pro and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Aarding and Met-Pro, which closed on February 28, 2013 and August 27, 2013, respectively, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 16 to the unaudited condensed consolidated financial statements for further information on the Met-Pro and Aarding acquisitions.

Results of Operations

Consolidated Results

Our consolidated statements of income for the three-month periods ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,
(dollars in millions)	2014	2013
Net sales	$57.2	$34.4
Cost of sales	37.5	23.2
Gross profit	$19.7	$11.2
Percent of sales	34.5%	32.5%
Selling and administrative expenses	$11.6	$6.6
Percent of sales	20.4%	19.2%
Acquisition and integration expenses	$0.1	$0.9
Percent of sales	0.1%	2.7%
Amortization and earn out expenses	$2.5	$0.3
Percent of sales	4.4%	0.9%
Operating income	$5.5	$3.3
Operating margin	9.6%	9.7%

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

To compare quarterly operating performance between the first quarter of 2014 and the first quarter of 2013, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn-out arrangements, legal, accounting, banking, and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	For the three months ended March 31,
(dollars in millions)	2014	2013
Operating income as reported in accordance with GAAP	$5.5	$3.3
Operating margin in accordance with GAAP	9.6%	9.7%
Plant, property and equipment valuation adjustment	0.2	—
Acquisition and integration expenses	0.1	0.9
Amortization and earn out expenses	2.5	0.3
Non-GAAP operating income	$8.3	$4.5
Non-GAAP operating margin	14.5%	13.4%

Consolidated sales for the first quarter increased $22.8 million to $57.2 million compared with $34.4 million in the first quarter of 2013. Of this increase, $19.9 million is attributable to Met-Pro sales, which was acquired in August 2013, and $3.5 million is attributable to Aarding sales, which was acquired in February 2013.

Gross profit increased by $8.5 million, or 76.4%, to $19.7 million in the first quarter of 2014 compared with $11.2 million in the same period of 2013, attributable primarily to Aarding and Met-Pro acquisitions. Gross profit as a percentage of sales was 34.5% in 2014 compared with 32.5% in 2013, attributable to product mix and manufacturing improvements.

Orders booked in the first quarter of 2014 were $63.6 million compared with $37.6 million during the first quarter of 2013, an increase of $26.0 million, or 69.1%. The increase in 2014 first quarter bookings was primarily due to the Met-Pro acquisition.

Selling and administrative expenses were $11.6 million during the first quarter of 2014 compared with $6.6 million during the first quarter of 2013.

Acquisition and integration expenses of $0.1 million and $0.9 million during the first quarter of 2014 and 2013, respectively, are for expenses related to the Aarding and Met-Pro transactions, which include legal, accounting, banking, and other expenses.

Amortization and earn out expense was $2.5 million for the first quarter of 2014 compared with $0.3 million in the first quarter of 2013. The increase in this expense was the result of our acquisitions of Met-Pro and Aarding.

Operating income increased to $5.5 million in the first quarter of 2014 compared with $3.3 million during the same quarter of 2013. The acquisition of Met-Pro in August 2013 contributed $2.5 million of this increase during the first quarter of 2014. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $8.3 million for the first quarter of 2014 compared with $4.5 million for the first quarter of 2013. The increase is primarily due to the acquisition of Met-Pro in August 2013. Non-GAAP operating income as a percentage of sales increased from 13.4% for the first quarter of 2013 to 14.5% for the first quarter of 2014. Improved gross margins, changes in product mix, and manufacturing improvements were the primary factors for this increase.

Interest expense increased to $0.7 million in the first quarter of 2014 from $0.1 million in the first quarter of 2013. The increase is due to borrowings incurred in connection with the Met-Pro acquisition in August 2013.

Federal and state income tax expense was $1.6 million during the first quarter of 2014 compared with $1.2 million during the same quarter of 2013. The effective income tax rate for the first quarter of 2014 was 34.9% and for the comparable period of 2013 was 34.5%. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited condensed consolidated statements of income.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$26,748	$20,520
Energy Segment	15,281	12,023
Fluid Handling Filtration Segment	15,495	1,645
Corporate and Other (a)	(354)	173

Net sales	$57,170	$34,361

(a)	Includes adjustment for revenue on intercompany jobs.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Income from Operations
Air Pollution Control Segment	$3,866	$3,311
Energy Segment	2,387	2,278
Fluid Handling Filtration Segment	2,671	182
Corporate and Other (b)	(2,735)	(2,463)
Eliminations	(697)	30

Net operating income	$5,492	$3,338

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Air Pollution Control Segment

Our APC Segment net sales increased $6.2 million to $26.7 million in the first quarter of 2014 compared with $20.5 million in the same quarter of 2013. This increase was primarily due to $5.1 million of net sales attributable to the Met-Pro acquisition combined with an increase of $2.1 million at our Adwest location and $0.9 million for our China operations, partially offset by a decrease of $1.1 million for our Kirk & Blum division and $0.7 million for our Busch location.

Operating income from APC increased 16.8% to $3.9 million in the first quarter of 2014 from $3.3 million in the same period of 2013, an increase of $0.6 million. This increase was primarily due to the Met-Pro acquisition which contributed $0.9 million and our Adwest business which increased operating income by $0.7 million. These were partially offset by decreases of $0.5 million at each of our domestic FKI and Kirk & Blum divisions.

Energy Segment

Our Energy Segment net sales increased $3.3 million to $15.3 million in the first quarter of 2014 compared with $12.0 million in the first quarter of 2013. The increase was due to the $3.5 million increase in revenues from Aarding, which was acquired in February 2013.

Operating income for the Energy Segment was $2.4 million in the first quarter of 2014 compared with $2.3 million in the first quarter of 2013. A $1.0 million increase in Effox-Flextor operating income was offset by a $0.7 million reduction in Aarding operating income.

Fluid Handling Filtration Segment

FHF net sales increased $13.9 million to $15.5 million in the first quarter of 2014 compared with $1.6 million in the first quarter of 2013. The increase was due to the acquisition of Met-Pro in August 2013.

Operating income for FHF was $2.7 million in the first quarter of 2014 compared with $0.2 million in the first quarter of 2013. This increase was also due to the acquisition of Met-Pro in August 2013.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of March 31, 2014, was $104.9 million compared with $98.5 million as of December 31, 2013, an increase of $6.4 million. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, working capital and other corporate requirements, including acquisitions.

At March 31, 2014 and December 31, 2013, cash and cash equivalents totaled $19.2 million and $22.7 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the Credit Facility (as defined below) balance. As of March 31, 2014 and December 31, 2013, $12.2 million and $17.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. Given the contract is short-term in nature, the market value as of March 31, 2014 was not significant.

Debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Outstanding borrowings under Credit Facility. Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018

- Term loan	$59,585	$63,781

- U.S. Dollar revolving loans	22,000	22,000

- Multi-currency revolving loans	—	—

- Unamortized debt discount	(1,816)	(1,918)

Total outstanding borrowings under Credit Facility	79,769	83,863

Outstanding borrowings under Canadian dollar-denominated Flextor Facility	—	—

Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	2,129	4,909

Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($34 as of March 31, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building	275	310

Total outstanding borrowings	$82,173	$89,082

Less: current portion	6,909	9,922

Total debt, less current portion	$75,264	$79,160

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of March 31, 2014 and December 31, 2013, $0.8 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $67.2 million and $66.7 million at March 31, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 2.75 and a consolidated fixed charge coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of March 31, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under our Credit Agreement.

Total unused credit availability under our existing Credit Agreement and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

($’s in millions)	March 31,	December 31,
	2014	2013
Credit Agreement, U.S Dollar revolving loans	$70.5	$70.5
Draw down	(22.0)	(22.0)
Letters of credit open	(0.8)	(1.3)
Credit Agreement, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€7.0 million, in U.S. Dollar equivalent)	9.6	9.5
Letters of credit open	(6.1)	(8.4)
Canadian credit agreement (Canadian Dollar 5.5 million, in U.S. Dollar equivalent)	5.0	5.1
Total unused credit availability	$75.7	$72.9

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2014	2013
Net cash provided by operating activities	$875	$8,129
Net cash provided by (used in) investing activities	4,399	(24,432)
Net cash (used in) provided by financing activities	(8,708)	235
Net decrease in cash	$(3,434)	$(16,068)

For the three months ended March 31, 2014, $0.9 million of cash was provided by operating activities compared with $8.1 million provided by operating activities for the same period in 2013. Of the $7.2 million decrease in cash flows from operating activities, $2.5 million was attributable to cash paid for legal settlements during the first quarter of 2014. The remaining $4.7 million decrease in cash from operating activities is primarily attributable to a reduction in accounts receivable of $0.9 million in the first quarter of 2014 compared to $7.0 million in the first quarter of 2013, and a reduction in accounts payable and accrued expenses of $4.2 million in the first quarter of 2014 compared to $0.9 million in the first quarter of 2013, partially offset by a reduction in costs and estimated earnings in excess of billings on uncompleted contracts of $0.7 million in the first quarter of 2014 compared to an increase of $2.2 million for the first quarter of 2013.

For the three months ended March 31, 2014, net cash provided by investing activities was $4.4 million compared with net cash used in investing activities of $24.4 million in the prior year period. Cash provided by investing activities was the result of proceeds from sales of property and equipment, including assets held for sale, totaling $4.8 million, partially offset by additions to property and equipment of $0.4 million. In the prior year period, the acquisition of Aarding used cash of $24.4 million.

For the three months ended March 31, 2014, financing activities used cash of $8.7 million due to debt repayments of $7.0 million, dividends paid of $1.3 million and repurchases of common stock totaling $1.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.6 million. For the three months ended March 31, 2013, financing activities provided cash of $1.0 million by net borrowings on credit facilities offset by $0.9 million in dividends paid to common stockholders.

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Credit Facility.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and include, but are not limited to: our ability to successfully integrate Met-Pro’s operations and realize the synergies from the acquisition, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt in connection with the Met-Pro acquisition and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $82.2 million at March 31, 2014. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2014. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2014 is $0.2 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. Given the contract is short-term in nature, the market value as of March 31, 2014 was not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors that were disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s common stock during the three months ended March 31, 2014 were as follows:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/2014 - 1/31/2014	61,500	$15.81	—	—
2/1/2014 - 2/28/2014	—	—	—	—
3/1/2014 - 3/31/2014	—	—	—	—
Total	61,500	$15.81	—

(1)	The common shares were repurchased from a former director (and were retired immediately thereafter).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The financial information provided below is a reclassification of certain historical CECO financial information to reflect the new reporting segments in 2014. These organizational changes are related to the integration of recent acquisitions and became effective in January 2014. The financial information presented below is unaudited and subject to adjustment in future public filings by the Company.

Reporting segment data on a quarterly basis is presented in the tables below:

	2013
(In Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales (less intra- and inter-segment sales):
Air Pollution Control Segment	$20,520	$24,069	$23,441	$33,120
Energy Segment	12,023	18,996	19,243	19,093
Fluid Handling Filtration Segment	1,645	1,245	6,895	15,414
Corporate and Other(1)	173	123	217	1,100

Net Sales	$34,361	$44,433	$49,796	$68,727

Income (Loss) from Operations
Air Pollution Control Segment	$3,311	$3,839	$2,661	$5,611
Energy Segment	2,278	3,135	2,189	1,734
Fluid Handling Filtration Segment	182	259	630	372
Corporate and Other(1)(2)	(2,463)	(3,689)	(8,197)	(3,407)
Eliminations	30	(237)	(639)	(627)

Income (Loss) from Operations	$3,338	$3,307	$(3,356)	$3,683

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

Reporting segment data on an annual basis is presented in the tables below:

(In Thousands)
	2013	2012
Net Sales (less intra- and inter-segment sales):
Air Pollution Control Segment	$101,150	$88,582
Energy Segment	69,355	40,194
Fluid Handling Filtration Segment	25,199	6,191
Corporate and Other(1)	1,613	85

Net Sales	$197,317	$135,052

	2013	2012
Income (Loss) from Operations
Air Pollution Control Segment	$15,422	$14,635
Energy Segment	9,336	7,574
Fluid Handling Filtration Segment	1,443	998
Corporate and Other(1)(2)	(17,756)	(6,460)
Eliminations	(1,473)	(64)

Income (Loss) from Operations	$6,972	$16,683

	2013	2012
Depreciation and Amortization
Air Pollution Control Segment	$1,264	$747
Energy Segment	2,174	255
Fluid Handling Filtration Segment	3,048	36
Corporate and Other(1)	161	212

	$6,647	$1,250

(1)	Includes results of a Met-Pro subsidiary, Pristine Water Solutions, which assets were held for sale as of December 31, 2013 and the results of which are not material.
(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

The Company has multiple divisions that sell to each other within segments and between segments as indicated in the following tables for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
(In Thousands)			Less Inter-Segment Sales
	Total Sales	Less Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control	$108,939	$(6,552)	$—	$(831)	$(406)	$—	$101,150
Energy	71,455	(1,921)	(179)	—	—	—	69,355
Fluid Handling Filtration	26,181	(721)	(261)	—	—	—	25,199
Corporate and Other	1,478	—	—	—	—	135	1,613

Net Sales	$208,053	$(9,194)	$(440)	$(831)	$(406)	$135	$197,317

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

	Year Ended December 31, 2012
(In Thousands)			Less Inter-Segment Sales
	Total Sales	Less Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control	$95,358	$(5,451)	$—	$(346)	$(979)	$—	$88,582
Energy	40,650	(7)	(449)	—	—	—	40,194
Fluid Handling Filtration	6,229	—	(38)	—	—	—	6,191
Corporate and Other	19	—	—	—	—	66	85

Net Sales	$142,256	$(5,458)	$(487)	$(346)	$(979)	$66	$135,052

ITEM 6.	EXHIBITS

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: May 8, 2014