Form 10-Q
period 2014-06-30
CECO ENVIRONMENTAL CORP
filed 2014-08-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 25,806,676 shares of common stock, par value $0.01 per share, as of August 1, 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2014

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,788	$22,661
Accounts receivable, net	41,298	44,364
Costs and estimated earnings in excess of billings on uncompleted contracts	15,215	11,110
Inventories, net	24,063	25,376
Prepaid expenses and other current assets	6,153	6,651
Prepaid income taxes	5,622	3,527
Assets held for sale	4,243	11,083

Total current assets	114,382	124,772
Property, plant and equipment, net	19,432	21,665
Goodwill	134,001	132,220
Intangible assets-finite life, net	42,933	46,813
Intangible assets-indefinite life	18,394	18,419
Deferred charges and other assets	4,484	4,647

	$333,626	$348,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$7,013	$9,922
Accounts payable and accrued expenses	26,557	34,356
Billings in excess of costs and estimated earnings on uncompleted contracts	11,319	13,486
Income taxes payable	775	1,569

Total current liabilities	45,664	59,333
Other liabilities	10,207	10,302
Debt, less current portion	72,170	79,160
Deferred income tax liability, net	29,982	29,335

Total liabilities	158,023	178,130

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 25,797,722 and 25,724,519 shares issued in 2014 and 2013, respectively	258	257
Capital in excess of par value	160,186	159,566
Accumulated earnings	16,599	11,911
Accumulated other comprehensive loss	(1,084)	(972)

	175,959	170,762
Less treasury stock, at cost, 137,920 shares in 2014 and 2013	(356)	(356)

Total shareholders’ equity	175,603	170,406

	$333,626	$348,536

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net sales	$66,641	$44,433	$123,811	$78,794
Cost of sales	45,192	30,136	82,633	53,313

Gross profit	21,449	14,297	41,178	25,481
Selling and administrative	11,685	8,100	23,364	14,692
Acquisition and integration expenses	170	2,299	240	3,394
Amortization and earn out expenses	2,406	591	4,894	750

Income from operations	7,188	3,307	12,680	6,645
Other (expenses) income, net	(121)	(59)	(227)	72
Interest expense	(746)	(154)	(1,488)	(251)

Income before income taxes	6,321	3,094	10,965	6,466
Income tax expense	1,828	51	3,451	1,215

Net income	$4,493	$3,043	$7,514	$5,251

Earnings per share:
Basic	$0.18	$0.17	$0.29	$0.30

Diluted	$0.17	$0.17	$0.29	$0.29

Weighted average number of common shares outstanding:
Basic	25,643,508	17,750,512	25,625,033	17,416,118
Diluted	26,107,648	18,355,496	26,111,683	18,066,539

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$4,493	$3,043	$7,514	$5,251

Other comprehensive income (loss):
Foreign currency translation	126	153	(112)	(628)

Other comprehensive income (loss)	126	153	(112)	(628)

Comprehensive income	$4,619	$3,196	$7,402	$4,623

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$7,514	$5,251
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,389	1,313
Gain on sale of property and equipment	(13)	—
Non-cash interest expense included in net income	275	34
Share based compensation expense	750	373
Bad debt expense (recoveries)	82	(26)
Inventory reserve expense	308	67
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,984	5,495
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,105)	(3,544)
Inventories	794	221
Prepaid expense and other current assets	(1,560)	(1,444)
Deferred charges and other assets	80	310
Accrued litigation settlement	(2,536)	—
Accounts payable and accrued expenses	(5,263)	20
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,167)	(234)
Income taxes payable	(794)	(1,703)
Other liabilities	33	1,982

Net cash provided by operating activities	1,771	8,115

Cash flows from investing activities:
Acquisitions of property and equipment	(711)	(236)
Proceeds from sale of property and equipment	7,124	—
Net cash paid for acquisition	—	(24,379)

Net cash provided by (used in) by investing activities	6,413	(24,615)

Cash flows from financing activities:
Net (repayments) on revolving credit lines	(4,675)	(102)
Repayments of debt	(5,427)	—
Proceeds from employee stock purchase plan and exercise of stock options	844	441
Repurchases of common stock	(973)	—
Dividends paid to common shareholders	(2,826)	(1,767)

Net cash used in financing activities	(13,057)	(1,428)

Net decrease in cash and cash equivalents	(4,873)	(17,928)
Cash and cash equivalents at beginning of period	22,661	22,994

Cash and cash equivalents at end of period	$17,788	$5,066

Supplemental Schedule of Non-Cash Activities:
Common stock issued in business acquisition	$—	$7,423

Cash paid during the period for:
Interest	$1,505	$310

Income taxes	$5,903	$3,411

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013. The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing U.S. GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to elevate the threshold for a disposal transaction to qualify as a discontinued operation. ASU 2014-08 is effective for disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, including interim periods within those years. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

3.	Accounts Receivable

(Table only in thousands)	June 30, 2014	December 31, 2013
Trade receivables	$19,905	$18,815
Contract receivables	22,158	26,249
Allowance for doubtful accounts	(765)	(700)

	$41,298	$44,364

The provision (recovery) for doubtful accounts was $25,000 and $10,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $0.1 million and $(26,000) for the six-month periods ended June 30, 2014 and 2013, respectively.

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

	June 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$65,636	$61,416
Estimated earnings	21,036	21,505

	86,672	82,921
Less billings to date	(82,776)	(85,297)

	$3,896	$(2,376)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,215	$11,110
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,319)	(13,486)

	$3,896	$(2,376)

5.	Inventories

(Table only in thousands)	June 30, 2014	December 31, 2013
Raw materials	$19,563	$19,753
Work in process	2,795	3,172
Finished goods	2,549	2,987
Obsolescence allowance	(844)	(536)

	$24,063	$25,376

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.1 million for the three-month periods and $0.3 million and $0.1 million for the six-month periods ended June 30, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Six months ended June 30, 2014		Year ended December 31, 2013
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$132,220	$18,419	$19,548	$3,526
Acquisitions and related adjustments	1,841	—	112,306	14,775
Foreign currency adjustments	(60)	(25)	366	118

	$134,001	$18,394	$132,220	$18,419

	As of June 30, 2014		As of December 31, 2013
(Table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,429	$1,408	$1,423	$1,383
Employment agreements	757	345	762	221
Technology	8,897	1,769	8,942	789
Customer lists	41,357	5,985	41,582	3,503

	$52,440	$9,507	$52,709	$5,896

Activity for the six months ended June 30, 2014 and 2013 is as follows:

(Table only in thousands)	2014	2013
Intangible assets – finite life, net at beginning of period	$46,813	$1,283
Amortization expense	(3,593)	(750)
Acquisitions/purchase accounting adjustments	(175)	13,477
Foreign currency adjustments	(112)	(26)

Intangible assets – finite life, net at end of period	$42,933	$13,984

Amortization expense of finite life intangible assets was $1.8 million and $0.6 million for the three-months periods ended June 30, 2014 and 2013, respectively, and $3.6 million and $0.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. Amortization over the next five years for finite life intangibles is expected to be $3.4 million for the remainder of 2014, $7.1 million in 2015, $6.1 million in 2016, $5.2 million in 2017, and $4.0 million in 2018.

7.	Accounts Payable and Accrued Expenses

	June 30, 2014	December 31, 2013
Trade accounts payable, including due to subcontractors	$19,490	$23,108
Compensation and related benefits	1,505	2,412
Accrued interest	170	399
Current portion of earn-out liability	1,050	1,812
Accrued warranty	1,232	1,107
Other accrued expenses	3,110	5,518

	$26,557	$34,356

8.	Debt

Debt consisted of the following at June 30, 2014 and December 31, 2013:

(Table only in thousands)	June 30, 2014	December 31, 2013

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018.

- Term loan	$58,424	$63,781
- U.S. Dollar revolving loans	20,000	22,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,713)	(1,918)

Total outstanding borrowings under Credit Facility	76,711	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility (defined below)	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	2,233	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($34 as of June 30, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	239	310

Total outstanding borrowings	$79,183	$89,082
Less: current portion	7,013	9,922

Total debt, less current portion	$72,170	$79,160

U.S. Debt

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of June 30, 2014 and December 31, 2013, $0.8 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $69.2 million and $66.7 million at June 30, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate Loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.22% and 2.23% at June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company paid $2.7 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. As of both June 30, 2014 and December 31, 2013, capitalized deferred financing costs of $0.6 million are included in deferred charges and other assets and $1.7 million and $1.9 million, respectively, are included as a discount to debt in the accompanying condensed consolidated balance sheets. Amortization expense was $0.2 million and $0.3 million for the respective three-month and six-month periods ended June 30, 2014 and is classified as interest expense.

Foreign Debt

We have a $5.5 million facilities agreement (Canadian $ denominated), originally dated November 28, 2007 (as amended from time to time), made between our Canadian subsidiary, Flextor, Inc., as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender (“Flextor Facility”). The facilities agreement includes (in Canadian $) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate is the Caisse central Desjardins’ prime rate plus 0.5%. All of the borrower’s assets are pledged for the facility, and the borrower must have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. As of June 30, 2014 and December 31, 2013, the borrower was in compliance with all related financial and other restrictive covenants. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the facilities agreement.

We have a €7.0 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €3.5 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee and overdraft interest rate is three months Euribor plus 195 basis points (2.26% as of June 30, 2014). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of June 30, 2014 and December 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants. As of June 30, 2014, €2.9 million ($4.0 million) of the bank guarantee and €1.6 million ($2.2 million) of the overdraft facility are being used by the borrowers. As of December 31, 2013, €2.5 million ($3.4 million) of the bank guarantee and €3.5 million ($4.9 million) of the overdraft facility were being used by the borrowers.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014 and 2013 are below.

	For the three-month period ended June 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,493	25,644	$0.18
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	464	(0.01)

Diluted earnings and earnings per share	$4,493	26,108	$0.17

	For the three-month period ended June 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,043	17,751	$0.17
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	604	—

Diluted earnings and earnings per share	$3,043	18,355	$0.17

	For the six-month period ended June 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$7,514	25,625	$0.29
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	487	—

Diluted earnings and earnings per share	$7,514	26,112	$0.29

	For the six-month period ended June 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,251	17,416	$0.30
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	651	(0.01)

Diluted earnings and earnings per share	$5,251	18,067	$0.29

Options and warrants included in the computation of diluted earnings per share are included using the treasury stock method. For each of the three month and six month periods ended June 30, 2013, 62,500 outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Holders of certain restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

The Company declared and on March 31, 2014 paid to common stockholders a quarterly dividend of $0.05 per share, and declared and on June 27, 2014 paid to common stockholders a quarterly dividend of $0.06 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $375,000 and $215,000 during the three-month periods and $750,000 and $373,000 during the six-month periods ended June 30, 2014 and 2013, respectively.

The weighted-average fair value of stock options granted during the six months ended June 30, 2014 and 2013 was estimated at $6.94 and $5.78 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the six months ended June 30, 2014 and 2013, the Company utilized a weighted-average volatility factor of 56% and 58%, respectively.

Expected Term: For the six months ended June 30, 2014 and 2013, the Company utilized a weighted-average expected term factor of 6.2 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the six months ended June 30, 2014 and 2013, the Company utilized a weighted-average risk-free interest rate factor of 2.2% and 1.3%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 1.6% to value options granted during the six months ended June 30, 2014 and 2013.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

The Company received $0.8 million and $0.4 million in cash from employees and directors exercising options during the six months ended June 30, 2014 and 2013, respectively. The intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $1.2 million and $0.4 million, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended		Six Months Ended
(Table only in thousands)	June 30,		June 30,
	2014	2013	2014	2013
Pension plan:
Service cost	$50	$17	$100	$34
Interest cost	357	78	715	156
Expected return on plan assets	(488)	(102)	(976)	(204)
Amortization of net actuarial loss	44	92	88	184

Net periodic benefit cost (gain)	$(37)	$85	$(73)	$170

Health care plan:
Interest cost	$1	$1	$3	$2
Amortization of gain	(1)	(4)	(3)	(8)

Net periodic benefit gain	$—	$(3)	$—	$(6)

We made contributions to our defined benefit plans during the six months ended June 30, 2014 and 2013 totaling $0.9 million and $0.1 million, respectively. We anticipate contributing $1.0 million to fund the pension plan and $21,000 for the retiree health care plan during the remainder of 2014. The unfunded liability of the plans of $6.4 million as of June 30, 2014 and December 31, 2013 is included in the Other Liabilities on our condensed consolidated balance sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of both June 30, 2014 and December 31, 2013, the liability for uncertain tax positions totaled approximately $0.8 million, which is included in Other Liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at June 30, 2014, due to their short term nature or variable, market-driven interest rates.

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $17.8 million and $22.7 million, respectively, of which $11.0 million and $17.6 million, respectively, was held outside of the United States, principally in the Netherlands, China and Canada. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2014 and there are no such contracts outstanding as of June 30, 2014.

15.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2014 for cases involving asbestos-related claims were $0.7 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 186 cases pending against the Company as of June 30, 2014 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 173 cases that were pending as of December 31, 2013. During the six months ended June 30, 2014, 27 new cases were filed against the Company, and the Company was dismissed from 14 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), is a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claim that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claim to have suffered property damages including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss although the Plaintiffs generally have alleged losses not in excess of $75 million, the Plaintiffs only specifically claim approximately $36 million in damages. The Company intends to vigorously defend this matter. Based on currently available information, as of June 30, 2014, we have not recorded any reserve with respect to this matter.

Met-Pro and the Met-Pro former board of directors had been named as defendants in a putative class action lawsuit brought by an alleged former Met-Pro shareholder who challenged the proposed mergers filed in the United States District Court for the Eastern District of Pennsylvania. The case was captioned Raymond Gold v. Met-Pro Corporation, et al., filed July 8, 2013, and alleged, among other things, that the Met-Pro board of directors breached its fiduciary duties to Met-Pro and its shareholders in approving the merger agreement at an unfair price, unduly restricting other potential bidders from making competing offers, failing to consult with other bidders to create a competitive bid process, and unduly limiting the board’s ability to consider and potentially accept an alternative proposal. The action sought an award of unspecified money damages. Met-Pro and the Company believe that these claims were without merit; however, in order to avoid the risk of delaying the consummation of the acquisition and to avoid the costs, disruption and distraction of further litigation, on July 20, 2013, Met-Pro entered into a memorandum of understanding (the “MOU”) with the plaintiff to settle the foregoing action without admitting any liability or wrongdoing. As part of the MOU, Met-Pro made certain additional disclosures related to the acquisition. On February 25, 2014, the parties entered into a stipulation of settlement, as contemplated by the MOU, which provides, among other things, for the conditional certification of a non-opt out class, for settlement purposes only, that includes any and all persons or entities who held shares of Met-Pro common stock, either of record or beneficially, at any time between April 22, 2013, the date Met-Pro announced the merger agreement, and August 27, 2013, the date of the consummation of the acquisition. The stipulation of settlement also provided for the payment of up to $0.2 million for attorneys’ fees and reimbursement of costs to the attorneys for the class. The settlement and the amount of attorneys’ fees and costs were subject to court approval, which was obtained on June 10, 2014. Accordingly, this matter is now fully resolved without any remaining liability to the Company.

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

On February 28, 2013, the Company acquired Aarding, pursuant to the terms of a Share Purchase Agreement, dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Energy Segment. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The fair value of the common stock issued was determined to be $6.8 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($5.5 million as of June 30, 2014) is contingent upon the future employment by the sellers and, therefore, has been classified as prepaid compensation by the Company. As of June 30, 2014 and December 31, 2013, the current portion of the prepaid compensation of $1.1 million is in “Prepaid expenses and other current assets,” while the non-current portion of $2.9 million and $3.5 million, respectively, is in “Deferred charges and other assets” on the condensed consolidated balance sheets. For the three months ended June 30, 2014 and 2013, $0.3 million and $0.2 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. For the six months ended June 30, 2014 and 2013, $0.5 million and $0.3 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.5 million as of June 30, 2014) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the sellers. Accordingly, no value for the potential earn out consideration was allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For each of the three months ended June 30, 2014 and 2013, $0.4 million of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. For the six months ended June 30, 2014 and 2013, $0.8 million and $0.5 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income. An accrual of $0.5 million and $1.3 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing of the acquisition.

(Table only in thousands)
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

(Table only in thousands)
Current assets	$68,766
Property and equipment	15,773
Other assets	1,375
Assets held for sale (a)	10,886
Goodwill	106,726
Intangible assets – finite life	35,810
Intangible assets – indefinite life	11,910

Total assets acquired	251,246
Current liabilities assumed	(13,638)
Deferred income tax liability	(28,958)
Long term liabilities assumed	(6,078)

Net assets acquired	$202,572

(a)	The assets held for sale primarily consist of real property and are valued at the estimated proceeds less costs to sell. The Company has not recorded a gain or loss on the classification of the subject assets held for sale. The Company expects to complete the sale of the subject assets during 2014. During the six months ended June 30, 2014, the Company received proceeds of $6.6 million for the sale of assets held for sale. The balance of assets held for sale is $4.2 million as of June 30, 2014.

The following unaudited pro forma information represents the Company’s results of operations as if the Met-Pro and Aarding acquisitions had occurred as of January 1, 2013:

(Table only in thousands, except per share data)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net sales(1)	$67,729	$130,357
Net income	3,630	5,555
Earnings per share:
Basic	$0.14	$0.22
Diluted	$0.14	$0.21

(1)	Includes $1.3 million and $2.4 million in net sales from Met-Pro’s subsidiary, Pristine Water Solutions, for the respective three- and six-month periods ended June 30, 2013.

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

The financial segment information is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$32,939	$24,069	$59,687	$44,589
Energy Segment	16,835	18,996	32,116	31,019
Fluid Handling Filtration Segment	16,650	1,245	32,145	2,890
Corporate and Other(1)	217	123	(137)	296

Net sales	$66,641	$44,433	$123,811	$78,794

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from Operations
Air Pollution Control Segment	$4,876	$3,839	$8,742	$7,150
Energy Segment	1,596	3,135	3,983	5,413
Fluid Handling Filtration Segment	3,069	259	5,740	441
Corporate and Other(2)	(2,221)	(3,689)	(4,956)	(6,152)
Eliminations	(132)	(237)	(829)	(207)

Net operating income	$7,188	$3,307	$12,680	$6,645

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property and Equipment Additions
Air Pollution Control Segment	$132	$42	$268	$94
Energy Segment	33	141	67	142
Fluid Handling Filtration Segment	119	—	333	—
Corporate and Other	12	—	43	—

Property and equipment additions	$296	$183	$711	$236

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation and Amortization
Air Pollution Control Segment	$383	$243	$778	$498
Energy Segment	564	615	1,219	733
Fluid Handling Filtration Segment	1,637	8	3,325	16
Corporate and Other	35	33	67	66

Depreciation and Amortization	$2,619	$899	$5,389	$1,313

	June 30, 2014	December 31, 2013
Identifiable Assets
Air Pollution Control Segment	$73,556	$74,556
Energy Segment	64,232	76,960
Fluid Handling Filtration Segment	178,446	185,646
Corporate and Other(3)	17,392	11,374

Identifiable Assets	$333,626	$348,536

(3)	Corporate assets primarily consist of cash and income tax related assets.

	June 30, 2014	December 31, 2013
Goodwill
Air Pollution Control Segment	$21,952	$21,690
Energy Segment	14,900	14,962
Fluid Handling Filtration Segment	97,149	95,568

Goodwill	$134,001	$132,220

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$35,576	$(2,461)	$—	$(15)	$(161)	$—	$32,939
Energy Segment	18,120	(1,284)	(1)	—	—	—	16,835
Fluid Handling Filtration Segment	17,095	(402)	(43)	—	—	—	16,650
Corporate and Other(4)	—	—	—	—	—	217	217

Net Sales	$70,791	$(4,147)	$(44)	$(15)	$(161)	$217	$66,641

	Three Months Ended June 30, 2013
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$26,635	$(2,549)	$—	$(12)	$(5)	$—	$24,069
Energy Segment	19,667	(671)	—	—	—	—	18,996
Fluid Handling Filtration Segment	1,266	—	(21)	—	—	—	1,245
Corporate and Other(4)	—	—	—	—	—	123	123

Net Sales	$47,568	$(3,220)	$(21)	$(12)	$(5)	$123	$44,433

	Six Months Ended June 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$63,660	$(3,490)	$—	$(322)	$(161)	$—	$59,687
Energy Segment	34,310	(2,193)	(1)	—	—	—	32,116
Fluid Handling Filtration Segment	32,935	(747)	(43)	—	—	—	32,145
Corporate and Other(4)	—	—	—	—	—	(137)	(137)

Net Sales	$130,905	$(6,430)	$(44)	$(322)	$(161)	$(137)	$123,811

	Six Months Ended June 30, 2013
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$48,721	$(3,705)	$—	$(28)	$(399)	$—	$44,589
Energy Segment	31,721	(700)	(2)	—	—	—	31,019
Fluid Handling Filtration Segment	2,911	—	(21)	—	—	—	2,890
Corporate and Other(4)	—	—	—	—	—	296	296

Net Sales	$83,353	$(4,405)	$(23)	$(28)	$(399)	$296	$78,794

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2014 and 2013 reflect the consolidated operations of the Company and its subsidiaries.

We are a leading global environmental technology company focused on critical solutions in the energy, air pollution control, fluid handling and filtration segments. Through our well-known brands, including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” and “Strobic Air” tradenames, we provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We globally serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict U.S. Environmental Protection Agency mandated industry Maximum Achievable Control Technology standards and Occupational Safety and Health Administration established Threshold Limit Values, as well as existing pollution control and energy legislation—within the United States at the local, state and national levels, as well as the international equivalents.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

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

The Company has provided the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Aarding and Met-Pro and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Aarding and Met-Pro, which closed on February 28, 2013 and August 27, 2013, respectively, the Company has incurred substantial charges associated with the acquisition and integration of these companies. See Note 16 to the unaudited condensed consolidated financial statements for further information on the Met-Pro and Aarding acquisitions.

Results of Operations

Consolidated Results

Our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Net sales	$66.6	$44.4	$123.8	$78.8
Cost of sales	45.2	30.1	82.6	53.3

Gross profit	$21.4	$14.3	$41.2	$25.5
Percent of sales	32.1%	32.2%	33.3%	32.4%
Selling and administrative expenses	$11.7	$8.1	$23.4	$14.7
Percent of sales	17.6%	18.2%	18.9%	18.7%
Acquisition and integration expenses	$0.2	$2.3	$0.2	$3.4
Percent of sales	0.3%	5.2%	0.2%	4.3%
Amortization and earn out expenses	$2.4	$0.6	$4.9	$0.8
Percent of sales	3.6%	1.4%	4.0%	1.0%
Operating income	$7.2	$3.3	$12.7	$6.6
Operating margin	10.8%	7.4%	10.3%	8.4%

To compare operating performance between the three-month and six-month periods ended June 30, 2014 and 2013, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn out arrangements, amortization, legal, accounting, banking and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Operating income as reported in accordance with GAAP	$7.2	$3.3	$12.7	$6.6
Operating margin in accordance with GAAP	10.8%	7.4%	10.3%	8.4%
Plant, property and equipment valuation adjustment	0.1	0.0	0.3	0.0
Acquisition and integration expenses	0.2	2.3	0.2	3.4
Amortization and earn out expenses	2.4	0.6	4.9	0.8

Non-GAAP operating income	$9.9	$6.2	$18.1	$10.8
Non-GAAP operating margin	14.9%	13.9%	14.6%	13.7%

Consolidated sales for the second quarter of 2014 increased $22.2 million, or 50.0%, to $66.6 million compared with $44.4 million in the second quarter of 2013. The increase is primarily attributable to Met-Pro, acquired in August 2013, which contributed $23.2 million in sales for the second quarter of 2014.

Consolidated sales for the first six months of 2014 increased $45.0 million, or 57.1%, to $123.8 million compared with $78.8 million in the first six months of 2013. The increase is primarily attributable to Met-Pro, which contributed $42.4 million in sales for the first six months of 2014.

Gross profit increased $7.1 million, or 49.7%, to $21.4 million in the second quarter of 2014 compared with $14.3 million in the same period of 2013. The increase is primarily attributable to Met-Pro which contributed $8.6 million in gross profit for the second quarter of 2014. Gross profit as a percentage of sales was 32.1% in the second quarter 2014 compared with 32.2% in the second quarter of 2013.

Gross profit increased $15.7 million, or 61.6%, to $41.2 million in the first six months of 2014 compared with $25.5 million in the first six months of 2013. Met-Pro contributed $15.9 million in gross profit for the first six months of 2014. Gross profit as a percentage of sales was 33.3% in the first six months of 2014 compared with 32.4% in the first six months of 2013.

Orders booked were $57.7 million during the second quarter of 2014 and $121.3 million for the first six months of 2014, as compared to $46.5 million during the second quarter of 2013 and $84.1 million in the first six months of 2013. The increases in 2014 periods were primarily due to the Met-Pro acquisition.

Selling and administrative expenses increased $3.6 million to $11.7 million for the second quarter of 2014 compared with $8.1 million for the second quarter of 2013. The increase is attributable to incremental selling and administrative expenses from Met-Pro.

Selling and administrative expenses increased $8.7 million to $23.4 million for the first six months of 2014 compared with $14.7 million for the first six months of 2013. The increase is primarily attributable to incremental selling and administrative expenses from Met-Pro and Aarding.

Acquisition and integration expenses were $0.2 million and $2.3 million during the second quarter of 2014 and 2013, respectively, and were $0.2 million and $3.4 million during the first six months of 2014 and 2013, respectively. Such expenses are related to the Aarding and Met-Pro transactions and include legal, accounting, banking and other expenses.

Amortization and earn out expense was $2.4 million for the second quarter of 2014 compared with $0.6 million for the second quarter of 2013. The increase was the result of our Met-Pro acquisition.

Amortization and earn out expense was $4.9 million for the first six months of 2014 compared with $0.8 million for the first six months of 2013. The increase was the result of our acquisitions of Met-Pro and Aarding.

Operating income increased $3.9 million to $7.2 million in the second quarter of 2014 compared with $3.3 million during the same quarter of 2013. The acquisition of Met-Pro in August 2013 contributed $4.2 million of operating income during the second quarter of 2014. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $9.9 million for the second quarter of 2014 compared with $6.2 million for the second quarter of 2013. The increase is primarily due to the acquisition of Met-Pro in August 2013. Non-GAAP operating income as a percentage of sales increased from 13.9% for the second quarter of 2013 to 14.9% for the second quarter of 2014.

Operating income increased $6.1 million to $12.7 million in the first six months of 2014 compared with $6.6 million during the same period of 2013. The acquisition of Met-Pro in August 2013 contributed $7.0 million of operating income during the first six months of 2014. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $18.1 million for the first six months of 2014 compared with $10.8 million for the same period of 2013. The increase is primarily due to the acquisition of Met-Pro in August 2013 partially offset by the reduction in the Energy segment. Non-GAAP operating income as a percentage of sales increased from 13.7% for the first six months of 2013 to 14.6% for the first six months of 2014. Improved gross margins, changes in product mix, and manufacturing improvements were the primary factors for this increase.

Interest expense increased to $0.7 million in the second quarter of 2014 from $0.2 million in the second quarter of 2013, and to $1.5 million for the first six months of 2014 from $0.3 million for the first six months of 2013. The increase is due to borrowings incurred in connection with the Met-Pro acquisition in August 2013.

Income tax expense was $1.8 million for the second quarter of 2014 compared with $0.1 million for the same quarter of 2013. The effective income tax rate for the second quarter of 2014 was 28.9% compared with 1.6% for the comparable period of 2013. Income tax expense was $3.5 million for the first six months of 2014 compared with $1.2 million for the same period of 2013. The effective income tax rate for the first six months of 2014 was 31.5% compared with 18.8% for the comparable period of 2013. Income tax expense for the second quarter of 2013 included a $1.4 million tax benefit, net of related uncertain tax position reserves, recognized for research and development income tax credits earned during 2009 through 2011 and reflected increases in the estimate of research and development income tax credits available for 2012 and 2013 resulting in a tax benefit of $0.6 million for the first six months of 2013. Our effective tax rate is also affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$32.9	$24.1	$59.7	$44.6
Energy Segment	16.8	19.0	32.1	31.0
Fluid Handling Filtration Segment	16.7	1.2	32.1	2.9
Corporate and Other(a)	0.2	0.1	(0.1)	0.3

Net sales	$66.6	$44.4	$123.8	$78.8

(a)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Income from Operations
Air Pollution Control Segment	$4.9	$3.8	$8.7	$7.2
Energy Segment	1.6	3.1	4.0	5.4
Fluid Handling Filtration Segment	3.1	0.3	5.7	0.4
Corporate and Other(b)	(2.3)	(3.7)	(4.9)	(6.2)
Eliminations	(0.1)	(0.2)	(0.8)	(0.2)

Net operating income	$7.2	$3.3	$12.7	$6.6

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Air Pollution Control Segment

Our APC Segment net sales increased $8.8 million to $32.9 million in the second quarter of 2014 compared with $24.1 million in the same quarter of 2013. This increase was primarily due to $8.0 million of net sales attributable to the Met-Pro acquisition combined with increases of $2.1 million for our Adwest business and $2.8 million for our China operations, partially offset by decreases of $3.1 million for our domestic FKI subsidiaries and $0.9 million for our Busch business.

Our APC Segment net sales increased $15.1 million to $59.7 million in the first six months of 2014 compared with $44.6 million in the same period of 2013. This increase was primarily due to $13.0 million of net sales attributable to the Met-Pro acquisition combined with increases of $4.0 million for our Adwest business and $3.7 million for our China operations, partially offset by decreases of $3.5 million for our domestic FKI business and $1.6 million for our Busch business.

Operating income from APC increased $1.1 million to $4.9 million in the second quarter of 2014 from $3.8 million in the same period of 2013. This increase was primarily due to the Met-Pro acquisition, which contributed $1.1 million in operating income combined with increases of $0.6 million for our Adwest business and $0.5 million for our China operations, partially offset by a $1.1 million decrease for our domestic FKI business.

Operating income from APC increased $1.5 million to $8.7 million in the first six months of 2014 from $7.2 million in the same period of 2013. This increase was primarily due to the Met-Pro acquisition which contributed $1.9 million in operating income combined with an increase of $1.4 million for our Adwest business, partially offset by a $1.5 million decrease for our domestic FKI business.

Energy Segment

Our Energy Segment net sales decreased $2.2 million to $16.8 million in the second quarter of 2014 compared with $19.0 million in the second quarter of 2013. The decrease was primarily the result of reductions of $1.2 million in Effox-Flextor revenues and $1.0 million in Aarding revenues.

Our Energy Segment net sales increased $1.1 million to $32.1 million in the first six months of 2014 compared with $31.0 million in the same period of 2013. The increase was primarily the result of a $2.2 million increase in Aarding revenues due to the acquisition in February 2013, partially offset by a $0.9 million reduction in Effox-Flextor revenues.

Operating income for the Energy Segment was $1.6 million in the second quarter of 2014 compared with $3.1 million in the second quarter of 2013. The reduction is primarily due to a $1.1 million decrease in Effox-Flextor operating income and a $0.2 decrease in Aarding operating income.

Operating income for the Energy Segment was $4.0 million in the first six months of 2014 compared with $5.4 million in the first six months of 2013. The reduction is primarily due to a $0.9 million decrease in Aarding operating income and a $0.2 million decrease in Effox-Flextor operating income.

Fluid Handling Filtration Segment

Our FHF Segment net sales increased $15.5 million to $16.7 million in the second quarter of 2014 compared with $1.2 million in the second quarter of 2013. FHF net sales increased $29.2 million to $32.1 million in the first six months of 2014 compared with $2.9 million in the first six months of 2013. The increases were due to the acquisition of Met-Pro in August 2013.

Operating income for FHF was $3.1 million in the second quarter of 2014 compared with $0.3 million in the first quarter of 2013. Operating income for FHF was $5.7 million in the first six months of 2014 compared with $0.4 million for the first six months of 2013. These increases were also due to the acquisition of Met-Pro in August 2013.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of June 30, 2014, was $96.0 million compared with $98.5 million as of December 31, 2013. Backlog is not defined by generally accepted accounting principles and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, working capital and other corporate requirements, including acquisitions.

At June 30, 2014 and December 31, 2013, cash and cash equivalents totaled $17.8 million and $22.7 million, respectively. Cash balances may fluctuate from time to time due to collected funds not being immediately swept against the Credit Facility (as defined below) balance. As of June 30, 2014 and December 31, 2013, $11.0 million and $17.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2014 and there were no such outstanding contracts as of June 30, 2014.

Debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Outstanding borrowings under Credit Facility. Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018

- Term loan	$58,424	$63,781
- U.S. Dollar revolving loans	20,000	22,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,713)	(1,918)

Total outstanding borrowings under Credit Facility	76,711	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	2,233	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($34 as of June 30, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building	239	310

Total outstanding borrowings	$79,183	$89,082
Less: current portion	7,013	9,922

Total debt, less current portion	$72,170	$79,160

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of June 30, 2014 and December 31, 2013, $0.8 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $69.2 million and $66.7 million at June 30, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

As of June 30, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under our Credit Agreement.

Total unused credit availability under our existing Credit Agreement and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	June 30,	December 31,
($’s in millions)	2014	2013
Credit Agreement, U.S Dollar revolving loans	$70.5	$70.5
Draw down	(20.0)	(22.0)
Letters of credit open	(0.8)	(1.3)
Credit Agreement, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€7.0 million, in U.S. Dollar equivalent)	9.6	9.5
Letters of credit open	(6.2)	(8.4)
Canadian credit agreement (Canadian Dollar 5.5 million, in U.S. Dollar equivalent)	5.0	5.1
Total unused credit availability	$77.6	$72.9

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2014	2013
Net cash provided by operating activities	$1,771	$8,115
Net cash provided by (used in) investing activities	6,413	(24,615)
Net cash used in financing activities	(13,057)	(1,428)

Net decrease in cash	$(4,873)	$(17,928)

For the six months ended June 30, 2014, $1.8 million of cash was provided by operating activities compared with $8.1 million provided by operating activities for the same period in 2013. Cash flows from increased profits primarily associated with the acquisition of Met-Pro in August 2013 were more than offset by $2.5 million in cash paid for legal settlements and earn out payments of €1.1 million ($1.5 million) during the first six months of 2014 and $7.4 million in reductions resulting from fluctuations in other working capital accounts during the first six months of 2014 compared to the same period in the prior year.

For the six months ended June 30, 2014, net cash provided by investing activities was $6.4 million compared with net cash used in investing activities of $24.6 million in the prior year period. Cash provided by investing activities was the result of proceeds from sales of property and equipment, including assets held for sale, totaling $7.1 million, partially offset by additions to property and equipment of $0.7 million. In the prior year period, the acquisition of Aarding used cash of $24.4 million.

For the six months ended June 30, 2014, financing activities used cash of $13.1 million compared with net cash used of $1.4 million in the prior year period. Debt repayments totaled $10.1 million during the first six months of 2014 and dividends paid were $2.8 million for the first six months of 2014 compared with $1.8 million for the same period in the prior year.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and include, but are not limited to factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt in connection with the Met-Pro acquisition and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the air pollution control and industrial ventilation industry. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $79.2 million at June 30, 2014. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2014. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2014 is $0.2 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2014 and there are no such contracts outstanding as of June 30, 2014.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: August 7, 2014