Form 10-Q
period 2014-09-30
CECO ENVIRONMENTAL CORP
filed 2014-11-06
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 25,865,569 shares of common stock, par value $0.01 per share, as of November 2, 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2014

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,039	$22,661
Accounts receivable, net	47,639	44,364
Costs and estimated earnings in excess of billings on uncompleted contracts	13,999	11,110
Inventories, net	26,541	25,376
Prepaid expenses and other current assets	6,594	6,651
Prepaid income taxes	8,471	3,527
Assets held for sale	4,210	11,083

Total current assets	125,493	124,772
Property, plant and equipment, net	18,173	21,665
Goodwill	144,267	132,220
Intangible assets-finite life, net	40,399	46,813
Intangible assets-indefinite life	18,169	18,419
Deferred charges and other assets	4,051	4,647

	$350,552	$348,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,236	$9,922
Accounts payable and accrued expenses	33,565	34,356
Billings in excess of costs and estimated earnings on uncompleted contracts	12,812	13,486
Income taxes payable	1,131	1,569

Total current liabilities	55,744	59,333
Other liabilities	11,180	10,302
Debt, less current portion	76,074	79,160
Deferred income tax liability, net	29,690	29,335

Total liabilities	172,688	178,130

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 25,865,569 and 25,724,519 shares issued in 2014 and 2013, respectively	259	257
Capital in excess of par value	161,360	159,566
Accumulated earnings	18,754	11,911
Accumulated other comprehensive loss	(2,153)	(972)

	178,220	170,762
Less treasury stock, at cost, 137,920 shares in 2014 and 2013	(356)	(356)

Total shareholders’ equity	177,864	170,406

	$350,552	$348,536

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net sales	$63,300	$49,796	$187,111	$128,590
Cost of sales	42,242	35,242	124,875	88,555

Gross profit	21,058	14,554	62,236	40,035
Selling and administrative expenses	13,038	9,346	36,402	24,038
Acquisition and integration expenses	81	4,047	321	6,618
Amortization and earn out expenses	2,394	2,017	7,288	3,590
Legal reserves	300	2,500	300	2,500

Income (loss) from operations	5,245	(3,356)	17,925	3,289
Other (expense) income, net	(1,459)	92	(1,686)	164
Interest expense	(767)	(456)	(2,255)	(707)

Income (loss) before income taxes	3,019	(3,720)	13,984	2,746
Income tax (benefit) expense	(684)	(2,259)	2,767	(1,044)

Net income (loss)	$3,703	$(1,461)	$11,217	$3,790

Earnings (loss) per share:
Basic	$0.14	$(0.07)	$0.44	$0.21

Diluted	$0.14	$(0.07)	$0.43	$0.20

Weighted average number of common shares outstanding:
Basic	25,691,884	19,965,010	25,647,561	18,275,085
Diluted	26,129,427	19,965,010	26,105,415	18,881,927

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$3,703	$(1,461)	$11,217	$3,790

Other comprehensive income (loss):
Foreign currency translation	(1,069)	1,262	(1,181)	629

Other comprehensive income (loss)	(1,069)	1,262	(1,181)	629

Comprehensive income (loss)	$2,634	$(199)	$10,036	$4,419

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$11,217	$3,790
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,103	3,201
Gain on sale of property and equipment	(13)	—
Non-cash interest expense included in net income	411	166
Share-based compensation expense	1,221	656
Bad debt expense	111	86
Inventory reserve expense	461	104
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,772)	6,126
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,889)	(6,723)
Inventories	(253)	654
Prepaid expense and other current assets	(4,164)	(3,493)
Deferred charges and other assets	478	5,034
Accrued litigation settlement	(2,536)	—
Accounts payable and accrued expenses	(1,554)	(66)
Billings in excess of costs and estimated earnings on uncompleted contracts	(674)	118
Income taxes payable	(414)	(1,703)
Other liabilities	(436)	2,423

Net cash provided by operating activities	6,297	10,373

Cash flows from investing activities:
Acquisitions of property and equipment	(801)	(533)
Proceeds from sale of property and equipment	7,475	—
Net cash paid for acquisition	(8,214)	(104,432)

Net cash used in investing activities	(1,540)	(104,965)

Cash flows from financing activities:
Net borrowings on revolving credit lines	1,557	91,961
Repayments of debt	(6,637)	—
Deferred financing fees paid	—	(2,730)
Proceeds from employee stock purchase plan and exercise of stock options	1,048	1,357
Repurchases of common stock	(973)	(2,365)
Dividends paid to common shareholders	(4,374)	(3,039)

Net cash (used in) provided by financing activities	(9,379)	85,184

Net decrease in cash and cash equivalents	(4,622)	(9,408)
Cash and cash equivalents at beginning of period	22,661	22,994

Cash and cash equivalents at end of period	$18,039	$13,586

Supplemental Schedule of Non-Cash Activities:
Common stock issued in business acquisition	$500	$105,397

Cash paid during the period for:
Interest	$2,061	$492

Income taxes	$7,171	$3,597

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

During 2013, on February 28, 2013 and August 27, 2013, the Company completed the acquisitions of Aarding Thermal Acoustics B.V. (“Aarding”) and Met-Pro Corporation (“Met-Pro”), respectively. During 2014, on August 13, 2014 and September 26, 2014, the Company completed the acquisitions of HEE Environmental Engineering, LLC (“HEE”) and SAT Technology, Inc. (“SAT”), respectively. The results of their operations have been consolidated with our results following the acquisition dates. For a more complete discussion of the transactions, refer to Note 16.

2.	New Financial Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing U.S. GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Accounts Receivable

(Table only in thousands)	September 30, 2014	December 31, 2013
Trade receivables	$19,243	$18,815
Contract receivables	29,178	26,249
Allowance for doubtful accounts	(782)	(700)

	$47,639	$44,364

The provision for doubtful accounts was $29,000 and $0.1 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $0.1 million for each of the nine-month periods ended September 30, 2014 and 2013.

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

(Table only in thousands)	September 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$74,508	$61,416
Estimated earnings	25,228	21,505

	99,736	82,921
Less billings to date	(98,549)	(85,297)

	$1,187	$(2,376)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,999	$11,110
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,812)	(13,486)

	$1,187	$(2,376)

5.	Inventories

(Table only in thousands)	September 30, 2014	December 31, 2013
Raw materials	$19,992	$19,753
Work in process	3,501	3,172
Finished goods	3,711	2,987
Obsolescence allowance	(663)	(536)

	$26,541	$25,376

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $37,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Goodwill and Intangible Assets

(Table only in thousands)	Nine months ended September 30, 2014		Year ended December 31, 2013
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$132,220	$18,419	$19,548	$3,526
Acquisitions and related adjustments	12,778	—	112,306	14,775
Foreign currency adjustments	(731)	(250)	366	118

	$144,267	$18,169	$132,220	$18,419

(Table only in thousands)	As of September 30, 2014		As of December 31, 2013
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,429	$1,420	$1,423	$1,383
Employment agreements	716	387	762	221
Technology	8,522	2,018	8,942	789
Customer lists	40,779	7,222	41,582	3,503

	$51,446	$11,047	$52,709	$5,896

Activity for the nine months ended September 30, 2014 and 2013 is as follows:

(Table only in thousands)	2014	2013
Intangible assets – finite life, net at beginning of period	$46,813	$1,283
Amortization expense	(5,342)	(2,137)
Acquisitions/purchase accounting adjustments	(175)	49,187
Foreign currency adjustments	(897)	769

Intangible assets – finite life, net at end of period	$40,399	$49,102

Amortization expense of finite life intangible assets was $1.7 million and $1.4 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $5.3 million and $2.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Amortization over the next five years for finite life intangibles is expected to be $1.7 million for the remainder of 2014, $7.1 million in 2015, $6.1 million in 2016, $5.2 million in 2017, and $4.0 million in 2018.

7.	Accounts Payable and Accrued Expenses

	September 30, 2014	December 31, 2013
Trade accounts payable, including due to subcontractors	$21,773	$23,108
Compensation and related benefits	1,697	2,412
Accrued interest	164	399
Current portion of earn-out liability	2,364	1,812
Accrued warranty	1,162	1,107
Other accrued expenses	6,405	5,518

	$33,565	$34,356

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

Debt consisted of the following at September 30, 2014 and December 31, 2013:

(Table only in thousands)	September 30, 2014	December 31, 2013

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018.

- Term loan	$57,263	$63,781
- U.S. Dollar revolving loans	25,000	22,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,610)	(1,918)

Total outstanding borrowings under Credit Facility	80,653	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility (defined below)	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,466	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($32 as of September 30, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	191	310

Total outstanding borrowings	$84,310	$89,082
Less: current portion	8,236	9,922

Total debt, less current portion	$76,074	$79,160

U.S. Debt

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of September 30, 2014 and December 31, 2013, $1.2 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $63.8 million and $66.7 million at September 30, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.23% at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company paid $2.7 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. As of both September 30, 2014 and December 31, 2013, capitalized deferred financing costs of $0.5 million and $0.6 million, respectively, are included in deferred charges and other assets and $1.6 million and $1.9 million, respectively, are included as a discount to debt in the accompanying condensed consolidated balance sheets. Amortization expense was $0.1 million and $0.4 million for the respective three-month and nine-month periods ended September 30, 2014 and is classified as interest expense.

Foreign Debt

The Company had a $5.5 million facilities agreement (Canadian dollar denominated), originally dated November 28, 2007 (as amended from time to time), made between our Canadian subsidiary, Flextor, Inc., as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender (“Flextor Facility”). The facilities agreement included (in Canadian dollars) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate was the Caisse Central Desjardins’ prime rate plus 0.5%. All of the borrower’s assets were pledged for the facility, and the borrower had to have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. During the three months ended September 30, 2014, the Company cancelled this facilities agreement. There were no penalties for cancelling the agreement. As of December 31, 2013, the borrower was in compliance with all related financial and other restrictive covenants under the facilities agreement. As of December 31, 2013, there were no amounts outstanding under the facilities agreement.

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). During the three months ended September 30, 2014, the Aarding Facility was increased from €7.0 to €10.5, all other terms of the agreement remained the same. The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.82% as of September 30, 2014) and the overdraft interest rate is three months Euribor plus 195 basis points (2.12% as of September 30, 2014). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of September 30, 2014 and December 31, 2013, the borrowers were in compliance with all related financial and other restrictive covenants. As of September 30, 2014, €5.2 million ($6.6 million) of the bank guarantee and €2.7 million ($3.5 million) of the overdraft facility are being used by the borrowers. As of December 31, 2013, €2.5 million ($3.4 million) of the bank guarantee and €3.5 million ($4.9 million) of the overdraft facility were being used by the borrowers.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Earnings (Loss) and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013 are below.

	For the three-month period ended September 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,703	25,692	$0.14
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	437	—

Diluted earnings and earnings per share	$3,703	26,129	$0.14

	For the three-month period ended September 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(1,461)	19,965	$(0.07)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	—	—

Diluted loss and loss per share	$(1,461)	19,965	$(0.07)

	For the nine-month period ended September 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$11,217	25,647	$0.44
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	458	(0.01)

Diluted earnings and earnings per share	$11,217	26,105	$0.43

	For the nine-month period ended September 30, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,790	18,275	$0.21
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	607	(0.01)

Diluted earnings and earnings per share	$3,790	18,882	$0.20

Options and warrants included in the computation of diluted earnings per share are included using the treasury stock method. For each of the three-month and nine-month periods ended September 30, 2014, 150,000 outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. For each of the three-month and nine-month periods ended September 30, 2013, 40,000 outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

The Company declared and on March 31, 2014 paid to common stockholders a quarterly dividend of $0.05 per share, declared and on June 27, 2014 paid to common stockholders a quarterly dividend of $0.06 per share, and declared and on September 30, 2014 paid to common stockholders a quarterly dividend of $0.06 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of our lender under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.5 million and $0.3 million during the three-month periods and $1.2 million and $0.7 million during the nine-month periods ended September 30, 2014 and 2013, respectively.

The weighted-average fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was estimated at $6.92 and $6.17 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the nine months ended September 30, 2014 and 2013, the Company utilized a weighted-average volatility factor of 56% and 57%, respectively.

Expected Term: For the nine months ended September 30, 2014 and 2013, the Company utilized a weighted-average expected term factor of 6.2 years and 6.5 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the nine months ended September 30, 2014 and 2013, the Company utilized a weighted-average risk-free interest rate factor of 2.2%.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 1.6% to value options granted during the nine months ended September 30, 2014 and 2013.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

The Company received $0.9 million and $1.4 million in cash from employees and directors exercising options during the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.5 million and $2.6 million, respectively.

11.	Stock Purchase

During the three-month period ended March 31, 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired.

During the three-month period ended September 30, 2013, pursuant to the Board of Directors of the Company approval, the Company purchased 180,000 shares of common stock held by our Chief Executive Officer. The shares were purchased at the then market price of $13.19 for a total transaction value of $2.4 million and the shares were immediately retired.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension plan:
Service cost	$50	$32	$150	$66
Interest cost	357	166	1,071	322
Expected return on plan assets	(488)	(214)	(1,464)	(418)
Amortization of net actuarial loss	44	130	132	314

Net periodic benefit cost (gain)	$(37)	$114	$(111)	$284

Health care plan:
Interest cost	$1	$1	$3	$3
Amortization of gain	(1)	(4)	(3)	(12)

Net periodic benefit gain	$—	$(3)	$—	$(9)

We made contributions to our defined benefit plans during the nine months ended September 30, 2014 and 2013 totaling $1.4 million and $0.2 million, respectively. We anticipate contributing $0.5 million to fund the pension plan and $21,000 for the retiree health care plan during the remainder of 2014. The unfunded liability of the plans of $5.3 million and $6.6 million as of September 30, 2014 and December 31, 2013, respectively, is included in the Other Liabilities on our condensed consolidated balance sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2014 and December 31, 2013, the liability for uncertain tax positions totaled approximately $1.0 million and $0.8 million, respectively, which is included in Other Liabilities on our condensed consolidated balance sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at September 30, 2014, due to their short term nature or variable, market-driven interest rates.

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $18.0 million and $22.7 million, respectively, of which $12.0 million and $17.6 million, respectively, was held outside of the United States, principally in the Netherlands, China and Canada. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2014 and there are no such contracts outstanding as of September 30, 2014.

15.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants,

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2014 for cases involving asbestos-related claims were $0.7 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 196 cases pending against the Company as of September 30, 2014 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 173 cases that were pending as of December 31, 2013. During the nine months ended September 30, 2014, 41 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During the three months ended September 30, 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during the three months ended September 30, 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. The Company is vigorously disputing this claim and believes the insurer had the duty to defend the Company.

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

On August 13, 2014, the Company acquired HEE, pursuant to the terms of an Asset Purchase Agreement, dated August 13, 2014, among the Company, Met-Pro Technologies, LLC, and HEE Environmental Engineering, LLC. HEE is a leading North American designer and manufacturer of scrubbers and fans for the air pollution control market and is now part of our Air Pollution Control Segment. The total purchase price of $9.5 million included cash of $7.0 million, an earnout of $2.0 million and 34,626 shares of our common stock. The fair value of the common stock issued was determined to be $0.5 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition.

On September 26, 2014, the Company acquired SAT, pursuant to the terms of a Stock Purchase Agreement, dated September 26, 2014, among the Company, CECO Environmental Shanghai Co, Ltd., SAT Technology, Inc. (a Delaware corporation), SAT Technology, Inc. (a British Virgin Islands corporation), Hong-Yeng Tseng, and Superior Air Treatment Technology, Inc. SAT is a leading provider of Volatile Organic Compounds (VOCs) abatement solutions for the Chinese air pollution control market and is now part of our Air Pollution Control Segment. The total purchase price of $2.4 million included cash of $1.4 million and an earnout of $1.0 million.

The approximate fair values of the assets acquired and liabilities assumed related to the above acquisitions are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed. Such changes could result in material variances between the Company’s future financial, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

On February 28, 2013, the Company acquired Aarding, pursuant to the terms of a Share Purchase Agreement, dated February 28, 2013, among the Company, CECO Environmental Netherland B.V., N.F.J.A. Pieterse Beheer B.V., W.M. Pranger Beheer B.V., and ATA Beheer B.V. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Energy Segment. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The fair value of the common stock issued was determined to be $6.8 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($5.2 million as of September 30, 2014) is contingent upon the future employment by the sellers and, therefore, has been classified as prepaid compensation by the Company. As of September 30, 2014 and December 31, 2013, the current portion of the prepaid compensation of $1.0 million and $1.1 million, respectively, is in “Prepaid expenses and other current assets,” while the non-current portion of $2.5 million and $3.5 million, respectively, is in “Deferred charges and other assets” on the condensed consolidated balance sheets. For the three months ended September 30, 2014 and 2013, $0.3 million and $0.2 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income (loss). For the nine months ended September 30, 2014 and 2013, $0.8 million and $0.5 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income (loss). Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($7.2 million as of September 30, 2014) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the sellers. Accordingly, no value for the potential earn out consideration was allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For each of the three months ended September 30, 2014 and 2013, $0.3 million and $0.4 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income (loss). For the nine months ended September 30, 2014 and 2013, $1.1 million and $0.9 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the condensed consolidated statements of income (loss). An accrual of $0.8 million and $1.3 million relating to the earn-out is included within “Accounts payable and accrued expenses” on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing of the acquisition.

(Table only in thousands)
Current assets	$68,766
Property and equipment	15,773
Other assets	1,375
Assets held for sale (a)	10,886
Goodwill	106,726
Intangible assets – finite life	35,810
Intangible assets – indefinite life	11,910

Total assets acquired	251,246
Current liabilities assumed	(13,638)
Deferred income tax liability	(28,958)
Long term liabilities assumed	(6,078)

Net assets acquired	$202,572

(a)	The assets held for sale primarily consist of real property and are valued at the estimated proceeds less costs to sell. The Company has not recorded a gain or loss on the classification of the subject assets held for sale. The Company expects to complete the sale of the subject assets within the next twelve months. During the nine months ended September 30, 2014, the Company received proceeds of $6.6 million for the sale of assets held for sale. The balance of assets held for sale is $4.2 million as of September 30, 2014.

The following unaudited pro forma information represents the Company’s results of operations as if the Met-Pro and Aarding acquisitions had occurred as of January 1, 2013:

(Table only in thousands, except per share data)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net sales(1)	$65,062	$195,419
Net income	1,879	7,434
Earnings per share:
Basic	$0.07	$0.29
Diluted	$0.07	$0.28

(1)	Includes $1.3 million and $3.7 million in net sales from Met-Pro’s subsidiary, Pristine Water Solutions, for the respective three- and nine-month periods ended September 30, 2013.

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

Acquisition and integration expenses on the condensed consolidated statements of income (loss) are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

17.	Business Segment Information

Effective January 1, 2014, the Company implemented an internal reorganization related to the integration of recent acquisitions, which resulted in three reportable segments, defined as follows:

Air Pollution Control Segment

Our Air Pollution Control Segment is comprised of Adwest Technologies, Inc., Duall Air and Odor Technologies, Busch International, Buell Energy Cyclones, Flex-Kleen Dust Collection Technologies, Fisher-Klosterman, Inc., Kirk & Blum, KB Duct, SAT Technology, Inc. and HEE Environmental Engineering. This segment provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management. The operating results of the segments are reviewed through to the “Income (loss) from operations” line on the condensed consolidated statements of income (loss).

The financial segment information is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$27,709	$23,441	$87,396	$68,030
Energy Segment	17,977	19,243	50,093	50,262
Fluid Handling Filtration Segment	17,584	6,895	49,729	9,785
Corporate and Other(1)	30	217	(107)	513

Net sales	$63,300	$49,796	$187,111	$128,590

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (Loss) from Operations
Air Pollution Control Segment	$3,315	$2,661	$12,057	$9,811
Energy Segment	1,850	1,885	5,833	6,855
Fluid Handling Filtration Segment	4,347	630	10,087	1,071
Corporate and Other(2)	(3,944)	(7,893)	(8,900)	(13,602)
Eliminations	(323)	(639)	(1,152)	(846)

Net operating income (loss)	$5,245	$(3,356)	$17,925	$3,289

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property and Equipment Additions
Air Pollution Control Segment	$59	$66	$327	$160
Energy Segment	5	231	72	373
Fluid Handling Filtration Segment	26	—	359	—
Corporate and Other	—	—	43	—

Property and equipment additions	$90	$297	$801	$533

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and Amortization
Air Pollution Control Segment	$508	$295	$1,286	$793
Energy Segment	561	782	1,780	1,515
Fluid Handling Filtration Segment	1,614	771	4,939	787
Corporate and Other	31	40	98	106

Depreciation and Amortization	$2,714	$1,888	$8,103	$3,201

	September 30, 2014	December 31, 2013
Identifiable Assets
Air Pollution Control Segment	$86,858	$74,556
Energy Segment	67,598	76,960
Fluid Handling Filtration Segment	177,393	185,646
Corporate and Other(3)	18,703	11,374

Identifiable Assets	$350,552	$348,536

(3)	Corporate assets primarily consist of cash and income tax related assets.

	September 30, 2014	December 31, 2013
Goodwill
Air Pollution Control Segment	$32,890	$21,690
Energy Segment	14,230	14,962
Fluid Handling Filtration Segment	97,147	95,568

Goodwill	$144,267	$132,220

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended September 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$29,920	$(1,634)	$—	$(444)	$(133)	$—	$27,709
Energy Segment	19,193	(1,200)	(16)	—	—	—	17,977
Fluid Handling Filtration Segment	18,176	(564)	(28)	—	—	—	17,584
Corporate and Other(4)	—	—	—	—	—	30	30

Net Sales	$67,289	$(3,398)	$(44)	$(444)	$(133)	$30	$63,300

	Three Months Ended September 30, 2013
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$24,858	$(1,206)	$—	$(211)	$—	$—	$23,441
Energy Segment	20,212	(839)	(130)	—	—	—	19,243
Fluid Handling Filtration Segment	7,208	(200)	(113)	—	—	—	6,895
Corporate and Other(4)	416	—	—	—	—	(199)	217

Net Sales	$52,694	$(2,245)	$(243)	$(211)	$—	$(199)	$49,796

	Nine Months Ended September 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$93,580	$(5,124)	$—	$(766)	$(294)	$—	$87,396
Energy Segment	53,503	(3,393)	(17)	—	—	—	50,093
Fluid Handling Filtration Segment	51,111	(1,311)	(71)	—	—	—	49,729
Corporate and Other(4)	—	—	—	—	—	(107)	(107)

Net Sales	$198,194	$(9,828)	$(88)	$(766)	$(294)	$(107)	$187,111

	Nine Months Ended September 30, 2013
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$73,579	$(4,911)	$—	$(239)	$(399)	$—	$68,030
Energy Segment	51,933	(1,539)	(132)	—	—	—	50,262
Fluid Handling Filtration Segment	10,119	(200)	(134)	—	—	—	9,785
Corporate and Other(4)	416	—	—	—	—	97	513

Net Sales	$136,047	$(6,650)	$(266)	$(239)	$(399)	$97	$128,590

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18.	Subsequent Events

On November 3, 2014, the Company, through its subsidiary Fisher-Klosterman, Inc., acquired 100% of the membership interests of Emtrol LLC (“Emtrol”), a New York limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) among the Company and each of the members of Emtrol. Emtrol is engaged in the business of designing and manufacturing of fluid catalytic cracking (“FCC”) and industrial cyclone technology for a variety of industries including the refinery, petrochemical, and chemical sectors.

The consideration paid by the Company to the sellers in the transaction at closing was $32.0 million in cash. Within five business days of closing, the Company will issue approximately 454,000 shares of its common stock with an agreed upon value of $6.0 million (based on the average closing price of the Company’s common stock on the Nasdaq Global Market for the thirty trading days immediately preceding the date of the MIPA). The total consideration paid excludes transaction costs and is subject to certain post-closing adjustments.

On November 4, 2014, the Company signed a definitive purchase agreement to acquire substantially all of the assets of Jiangyin Zhongli Industrial Technology Company Ltd (“Zhongli”), a leader in the design and manufacture of power industry flue gas dampers and ball mill systems in China. Zhongli has annual revenues of approximately $28.0 million. The closing of the acquisition is subject to customary Chinese government approvals, which is expected to be received in December 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 reflect the consolidated operations of the Company and its subsidiaries.

We are a leading global environmental technology company focused on critical solutions in the energy, air pollution control, fluid handling and filtration segments. Through our well-known brands, including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” “HEE Environmental Engineering,” and “Strobic Air” tradenames, we provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We globally serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict U.S. Environmental Protection Agency mandated industry Maximum Achievable Control Technology standards and Occupational Safety and Health Administration established Threshold Limit Values, as well as existing pollution control and energy legislation within the United States at the local, state and national levels, as well as the international equivalents.

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

The Company has provided the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Aarding Thermal Acoustics B.V. (“Aarding”), Met-Pro Corporation (“Met-Pro”), HEE Environmental Engineering, LLC (“HEE”) and SAT Technology, Inc. (“SAT”), and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s acquisition of Aarding, Met-Pro, HEE, and SAT, the Company has incurred substantial charges associated with the acquisition and integration of these companies. See Note 16 to the unaudited condensed consolidated financial statements for further information on these acquisitions.

Results of Operations

Consolidated Results

Our condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Net sales	$63.3	$49.8	$187.1	$128.6
Cost of sales	42.2	35.2	124.9	88.6

Gross profit	$21.1	$14.6	$62.2	$40.0
Percent of sales	33.3%	29.3%	33.3%	31.1%
Selling and administrative expenses	$13.0	$9.3	$36.4	$24.0
Percent of sales	20.6%	18.7%	19.5%	18.7%
Acquisition and integration expenses	$0.1	$4.0	$0.3	$6.6
Percent of sales	0.2%	8.0%	0.2%	5.1%
Amortization and earn out expenses	$2.4	$2.0	$7.3	$3.6
Percent of sales	3.8%	4.0%	3.9%	2.8%
Legal reserves	$0.3	$2.5	$0.3	$2.5
Percent of sales	0.5%	5.0%	0.2%	1.9%
Operating income (loss)	$5.2	$(3.4)	$17.9	$3.3
Operating margin	8.3%	(6.8)%	9.6%	2.6%

To compare operating performance between the three-month and nine-month periods ended September 30, 2014 and 2013, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn out arrangements, amortization, legal, accounting, banking and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Operating income (loss) as reported in accordance with GAAP	$5.2	$(3.4)	$17.9	$3.3
Operating margin in accordance with GAAP	8.3%	(6.8)%	9.6%	2.6%
Inventory valuation adjustment	—	0.4	—	0.4
Plant, property and equipment valuation adjustment	0.2	0.1	0.5	0.1
Acquisition and integration expenses	0.1	4.0	0.3	6.6
Amortization and earn out expenses	2.4	2.0	7.3	3.6
Legal reserves	0.3	2.5	0.3	2.5

Non-GAAP operating income	$8.2	$5.6	$26.3	$16.5
Non-GAAP operating margin	12.9%	11.4%	14.1%	12.8%

Consolidated sales for the third quarter of 2014 increased $13.5 million, or 27.1%, to $63.3 million compared with $49.8 million in the third quarter of 2013. The increase is primarily attributable to Met-Pro, acquired in August 2013, which contributed $21.6 million in sales for the third quarter of 2014 compared to $7.3 million in sales for the third quarter of 2013.

Consolidated sales for the first nine months of 2014 increased $58.5 million, or 45.5%, to $187.1 million compared with $128.6 million in the first nine months of 2013. The increase is primarily attributable to Met-Pro, which contributed $63.9 million in sales for the first nine months of 2014 compared to $7.3 million in sales for the first nine months of 2013.

Gross profit increased $6.5 million, or 44.5%, to $21.1 million in the third quarter of 2014 compared with $14.6 million in the same period of 2013. The increase is primarily attributable to Met-Pro, which contributed an additional $6.3 million in gross profit for the third quarter of 2014 compared to the third quarter of 2013. Gross profit as a percentage of sales was 33.3% in the third quarter 2014 compared with 29.3% in the third quarter of 2013. The lower gross profit in the third quarter of 2013 was primarily due to a decrease at the Effox-Flextor business.

Gross profit increased $22.2 million, or 55.5%, to $62.2 million in the first nine months of 2014 compared with $40.0 million in the first nine months of 2013. Met-Pro contributed an additional $21.8 million in gross profit for the first nine months of 2014 compared to the first nine months of 2013. Gross profit as a percentage of sales was 33.3% in the first nine months of 2014 compared with 31.1% in the first nine months of 2013.

Orders booked were $69.9 million during the third quarter of 2014 and $191.2 million for the first nine months of 2014, as compared to $48.0 million during the third quarter of 2013 and $132.4 million in the first nine months of 2013. The increases in 2014 periods were primarily due to the Met-Pro acquisition.

Selling and administrative expenses increased $3.7 million to $13.0 million for the third quarter of 2014 compared with $9.3 million for the third quarter of 2013. The increase is attributable to incremental selling and administrative expenses from Met-Pro.

Selling and administrative expenses increased $12.4 million to $36.4 million for the first nine months of 2014 compared with $24.0 million for the first nine months of 2013. The increase is primarily attributable to incremental selling and administrative expenses from Met-Pro and Aarding.

Acquisition and integration expenses were $0.1 million and $4.0 million during the third quarter of 2014 and 2013, respectively, and were $0.3 million and $6.6 million during the first nine months of 2014 and 2013, respectively. Such expenses are related to the Met-Pro, HEE, and SAT transactions and include legal, accounting, banking and other expenses.

Amortization and earn out expense was $2.4 million for the third quarter of 2014 compared with $2.0 million for the third quarter of 2013. The increase was the result of our acquisitions of Met-Pro and Aarding.

Amortization and earn out expense was $7.3 million for the first nine months of 2014 compared with $3.6 million for the first nine months of 2013. The increase was the result of our acquisitions of Met-Pro and Aarding.

Operating income increased $8.6 million to $5.2 million in the third quarter of 2014 compared with a loss of $3.4 million during the same quarter of 2013. The acquisition of Met-Pro in August 2013 contributed an additional $3.6 million of operating income during the third quarter of 2014 as compared to the third quarter of 2013. Additionally, lower operating income in the third quarter of 2013 is attributable to the acquisition and integration costs described above, and $2.5 million in legal reserves.

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $8.2 million for the third quarter of 2014 compared with $5.6 million for the third quarter of 2013. The increase is primarily due to the acquisition of Met-Pro in August 2013 and legal reserves recorded in 2013. Non-GAAP operating income as a percentage of sales increased from 11.4% for the third quarter of 2013 to 12.9% for the third quarter of 2014.

Operating income increased $14.6 million to $17.9 million in the first nine months of 2014 compared with $3.3 million during the same period of 2013. The acquisition of Met-Pro in August 2013 contributed an additional $7.7 million of operating income during the first nine months of 2014 compared to the first nine months of 2013. Additionally, lower operating income in the third quarter of 2013 is attributable to the acquisition and integration costs described above, and $2.5 million in legal reserves.

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $26.3 million for the first nine months of 2014 compared with $16.5 million for the same period of 2013. The increase is primarily due to the acquisition of Met-Pro in August 2013 partially offset by the reduction in the Energy segment. Non-GAAP operating income as a percentage of sales increased from 12.8% for the first nine months of 2013 to 14.1% for the first nine months of 2014. Improved gross margins, changes in product mix, and manufacturing improvements were the primary factors for this increase.

Other income/expense was $1.5 million net expense in the third quarter of 2014 compared with $0.1 million net income in the third quarter of 2013. Other income/expense was $1.7 million net expense for the first nine months of 2014 compared with $0.2 million net income for the first nine months of 2013. The change was due the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary. The dollar impact was $1.7 million during the third quarter of 2014, and $1.9 million for the first nine months of 2014.

Interest expense increased to $0.8 million in the third quarter of 2014 from $0.5 million in the third quarter of 2013, and to $2.3 million for the first nine months of 2014 from $0.7 million for the first nine months of 2013. The increase is due to borrowings incurred in connection with the Met-Pro acquisition in August 2013.

Income tax expense (benefit) was $(0.7) million for the third quarter of 2014 compared with $(2.3) million for the same quarter of 2013. The effective income tax rate for the third quarter of 2014 was (22.7)% compared with 60.7% for the comparable period of 2013. Income tax expense (benefit) was $2.8 million for the first nine months of 2014 compared with $(1.0) million for the same period of 2013. The effective income tax rate for the first nine months of 2014 was 19.8% compared with (38.0)% for the comparable period of 2013. Income tax expense for the third quarter of 2014 included a $1.5 million tax benefit, net of related uncertain tax position reserves, recognized for research and development income tax credits earned during 2013. Income tax expense for the third quarter 2013 included a tax benefit for research and development income tax credits similar to those previously described, which included credits for multiple years. Our effective tax rate is also affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income (loss) from operations” line on the unaudited condensed consolidated statements of income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$27,709	$23,441	$87,396	$68,030
Energy Segment	17,977	19,243	50,093	50,262
Fluid Handling Filtration Segment	17,584	6,895	49,729	9,785
Corporate and Other(a)	30	217	(107)	513

Net sales	$63,300	$49,796	$187,111	$128,590

(a)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Income (Loss) from Operations
Air Pollution Control Segment	$3,315	$2,661	$12,057	$9,811
Energy Segment	1,850	1,885	5,833	6,855
Fluid Handling Filtration Segment	4,347	630	10,087	1,071
Corporate and Other(b)	(3,944)	(7,893)	(8,900)	(13,602)
Eliminations	(323)	(639)	(1,152)	(846)

Net operating income (loss)	$5,245	$(3,356)	$17,925	$3,289

(b)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Air Pollution Control Segment

Our APC Segment net sales increased $4.3 million to $27.7 million in the third quarter of 2014 compared with $23.4 million in the same quarter of 2013. This increase was primarily due to $5.0 million of additional net sales attributable to Met-Pro in the third quarter 2014 compared with the third quarter 2013, and an increase of $0.8 million for our Adwest business, partially offset by a decrease of $2.0 million for our domestic FKI business.

Our APC Segment net sales increased $19.4 million to $87.4 million in the first nine months of 2014 compared with $68.0 million in the same period of 2013. This increase was primarily due to $18.1 million of additional net sales attributable to Met-Pro in the first nine months of 2014 compared with the first nine months of 2013, combined with increases of $4.9 million for our Adwest business and $3.7 million for our China operations, partially offset by decreases of $5.5 million for our domestic FKI business and $1.5 million for our Busch business.

Operating income from APC increased $0.6 million to $3.3 million in the third quarter of 2014 from $2.7 million in the same period of 2013. This increase was primarily due to the Met-Pro acquisition, which contributed $1.0 million in operating income, combined with an increase of $0.6 million for our China operations, partially offset by a $1.0 million decrease for our domestic FKI business.

Operating income from APC increased $2.3 million to $12.1 million in the first nine months of 2014 from $9.8 million in the same period of 2013. This increase was primarily due to the Met-Pro acquisition, which contributed $2.9 million in operating income, combined with increases of $1.6 million for our Adwest business and $1.3 million for our China operations, partially offset by a $2.5 million decrease for our domestic FKI business, and a $1.3 million decrease in our Kirk and Blum business.

Energy Segment

Our Energy Segment net sales decreased $1.2 million to $18.0 million in the third quarter of 2014 compared with $19.2 million in the third quarter of 2013. The decrease was primarily the result of reductions of $1.6 million in Effox-Flextor revenues.

Our Energy Segment net sales decreased $0.2 million to $50.1 million in the first nine months of 2014 compared with $50.3 million in the same period of 2013. The change was primarily the result of a $2.3 million increase in Aarding revenues, offset by a $2.6 million reduction in Effox-Flextor revenues.

Operating income for the Energy Segment was $1.9 million in the third quarter of 2014 compared with $1.9 million in the third quarter of 2013. There was a $0.4 million decrease in Effox-Flextor operating income, offset by a $0.4 million increase in Aarding operating income.

Operating income for the Energy Segment was $5.8 million in the first nine months of 2014 compared with $6.9 million in the first nine months of 2013. The reduction is primarily due to a $0.4 million decrease in Aarding operating income and a $0.5 million decrease in Effox-Flextor operating income.

Fluid Handling Filtration Segment

Our FHF Segment net sales increased $10.7 million to $17.6 million in the third quarter of 2014 compared with $6.9 million in the third quarter of 2013. FHF net sales increased $39.9 million to $49.7 million in the first nine months of 2014 compared with $9.8 million in the first nine months of 2013. The increases were due to the acquisition of Met-Pro in August 2013.

Operating income for FHF was $4.3 million in the third quarter of 2014 compared with $0.6 million in the third quarter of 2013. Operating income for FHF was $10.1 million in the first nine months of 2014 compared with $1.1 million for the first nine months of 2013. These increases were also due to the acquisition of Met-Pro in August 2013.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of September 30, 2014, was $106.2 million compared with $98.5 million as of December 31, 2013. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility. Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions.

At September 30, 2014 and December 31, 2013, cash and cash equivalents totaled $18.0 million and $22.7 million, respectively. As of September 30, 2014 and December 31, 2013, $12.0 million and $17.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2014 and there were no such outstanding contracts as of September 30, 2014.

Debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Outstanding borrowings under Credit Facility. Term loan payable in quarterly principal installments of $1.2 million through September 2016, $1.5 million through September 2017, and $1.9 million thereafter with balance due upon maturity in August 2018

- Term loan	$57,263	$63,781
- U.S. Dollar revolving loans	25,000	22,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,610)	(1,918)

Total outstanding borrowings under Credit Facility	80,653	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	3,466	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($32 as of September 30, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building	191	310

Total outstanding borrowings	$84,310	$89,082
Less: current portion	8,236	9,922

Total debt, less current portion	$76,074	$79,160

On August 27, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”) comprised of a $65.0 million senior secured term loan, a $70.5 million senior secured U.S. dollar revolving credit facility for U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans, and a $19.5 million senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $30.0 million. As of September 30, 2014 and December 31, 2013, $1.2 million and $1.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $63.8 million and $66.7 million at September 30, 2014 and December 31, 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

As of September 30, 2014 and December 31, 2013, the Company was in compliance with all related financial and other restrictive covenants under our Credit Agreement.

Total unused credit availability under our existing Credit Agreement and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

($’s in millions)	September 30, 2014	December 31, 2013
Credit Agreement, U.S Dollar revolving loans	$70.5	$70.5
Draw down	(25.0)	(22.0)
Letters of credit open	(1.2)	(1.3)
Credit Agreement, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million at September 30, 2014, and €7.0 million at December 31, 2013, in U.S. Dollar equivalent)	13.3	9.5
Draw down	(3.5)	—
Letters of credit open	(6.6)	(8.4)
Canadian credit agreement (Canadian Dollar 5.5 million at December 31, 2013, in U.S. Dollar equivalent)	—	5.1
Total unused credit availability	$67.0	$72.9

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2014	2013
Net cash provided by operating activities	$6,297	$10,373
Net cash used in investing activities	(1,540)	(104,965)
Net cash (used in) provided by financing activities	(9,379)	85,184

Net decrease in cash	$(4,622)	$(9,408)

For the nine months ended September 30, 2014, $6.3 million of cash was provided by operating activities compared with $10.4 million provided by operating activities for the same period in 2013. Cash flows from increased profits primarily associated with the acquisition of Met-Pro in August 2013 were more than offset by $2.5 million in cash paid for legal settlements, earn out payments of €1.1 million ($1.5 million) during the first nine months of 2014 and $6.1 million in reductions resulting from fluctuations in other working capital accounts during the first nine months of 2014 compared to the same period in the prior year.

For the nine months ended September 30, 2014, net cash used in investing activities was $1.5 million compared with net cash used in investing activities of $105.0 million in the prior year period. Cash used in investing activities was the result of proceeds from sales of property and equipment, including assets held for sale, totaling $7.5 million, offset by cash used for acquisitions of HEE and SAT of $8.2 million and additions to property and equipment of $0.8 million. In the prior year period, the acquisition of Aarding and Met-Pro used cash of $104.4 million.

For the nine months ended September 30, 2014, financing activities used cash of $9.4 million compared with net cash provided by financing activities of $85.2 million in the prior year period. Net debt repayments totaled $5.1 million during the first nine months of 2014 compared with net borrowings of $92.0 million associated with the Met-Pro acquisition during the first nine months of 2013. Additionally, dividends paid were $4.4 million for the first nine months of 2014 compared with $3.0 million for the same period in the prior year.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $84.3 million at September 30, 2014. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2014. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2014 is $0.2 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2014 and there are no such contracts outstanding as of September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In conjunction with the acquisition of HEE on August 13, 2014, the Company issued 34,626 shares to the sellers as a part of the purchase price consideration. The fair value of the shares issued was $0.5 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition.

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

Date: November 6, 2014