Form 10-K
period 2014-12-31
CECO ENVIRONMENTAL CORP
filed 2015-03-18
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $254.1 million based upon the closing market price and shares of common stock outstanding as of June 30, 2014. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 4, 2015, the registrant had 26,410,085 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. Words such as “estimate,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “should,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. These risks and uncertainties include, but are not limited to: our ability to successfully integrate operations and realize the synergies from our acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; political conditions generally; and the effect of competition in the product recovery, air pollution control and fluid handling and filtration industries. These and other risks and uncertainties are discussed in more detail in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration industries. CECO was incorporated in the State of New York in 1966 and reincorporated in the State of Delaware in January 2002. The Company has been publicly traded since January 1, 1978 and our common stock currently trades on the NASDAQ Stock Market LLC under the symbol “CECE.”

We operate through three principal groups, each of which is a reportable segment: (i) Air Pollution Control, (2) Energy and (3) Fluid Handling and Filtration. By combining the efforts of certain or all of these segments, we are able to offer complete full systems to our customers and leverage the operational efficiencies between our family of technology companies.

During 2014, the Company operated its business under the following three reportable segments (see Note 17 in the Notes to Consolidated Financial Statements for additional information):

•	Air Pollution Control Segment, product recovery and air pollution control technologies, comprised of the following:

Adwest Technologies, Inc., HEE-Duall Air and Odor Technologies, Busch International, Emtrol-Buell Energy Cyclones, Flex-Kleen Dust Collection Technologies, Fisher-Klosterman, Kirk & Blum, KB Duct and SAT Technology.

•	Energy Segment, customized solutions for the power and petrochemical industry, comprised of the following:

Aarding Thermal Acoustics, Effox-Flextor, AVC Specialists and Zhongli.

•	Fluid Handling and Filtration Segment, high quality pump, filtration and fume exhaust solutions, comprised of the following:

Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions, CECO Filters and Strobic Air.

Recent Company Developments

Our business is characterized by the breadth and diversity of our product and service offerings, customer base, and end-market applications. We market our products and services under multiple brands, including “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “FKI,” “Emtrol-Buell,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “HEE-Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” and “Strobic Air” to multiple end-markets, a broad group of customers and for a wide range of applications.

We have established a family of companies, each playing a specialized role in the creation of product recovery, air pollution control, fluid handling and filtration solutions. A part of our growth and business strategy is to acquire businesses that align with our long-term goals. Beginning in December 2012, we acquired Adwest Technologies, Inc. (“Adwest”), a designer and manufacturer of regenerative thermal oxidizers (“RTOs”). Domestic and international acquisition activity increased significantly during 2013. In February 2013, we acquired Aarding Thermal Acoustics B.V. (“Aarding”), a global provider of natural gas turbine exhaust systems and silencer applications. In August 2013, we acquired Met-Pro Corporation (“Met-Pro”), a leading, niche-oriented, global provider, of product recovery, pollution control, fluid handling, and filtration systems. In 2014, we completed four acquisitions, including i) in August 2014, HEE Environmental Engineering (“HEE”), a North American designer and manufacturer of scrubbers and fans for the air pollution control market, ii) in September 2014, SAT Technology, Inc. (“SAT”), a provider of volatile organics compounds abatement solutions for the Chinese air pollution control environment, iii) in November 2014, Emtrol LLC (“Emtrol”), a global leader in the design and manufacture of fluid catalytic cracking and industrial cyclone technology and iv) in December 2014, Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”), a designer and manufacturer of power industry damper, diverter and ball mills systems in China.

Industry Overview

We serve a large industrial market that has grown steadily over the last several years. The market for product recovery, air pollution control, and fluid handling and filtration is a highly fragmented, multi-billion dollar, global market.

We believe demand for our products and services in the United States and globally has recently and will continue to be driven by the following two factors:

•

Stringent Regulatory Environment. The adoption of increasingly stringent environmental regulations in the United States and globally requires businesses to pay strict attention to environmental protection. Businesses and industries of all types from refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing must comply with these various international, federal, state and local government regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Regulations range from the air quality standards promulgated by the Environmental Protection Agency (“EPA”) to Occupational Safety and Health Administrative Agency (“OSHA”) standards regulating allowable contaminants in workplace environments, in addition to many local, state, and country level regulations on a worldwide basis. These increasingly stringent environmental regulations are the principal factor that drives our business.

•

Worldwide Industrialization. Global trade has increased significantly over the last decade and is driven by growth in emerging markets, including China and India, as well as other developing nations in Asia and Latin America. As a result of globalization, manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues. We expect that more rigorous environmental regulations will be introduced to create a cleaner working environment and reduce environmental emissions as these economies evolve.

These factors, individually or collectively, tend to cause increases in industrial capital spending that are not directly impacted by general economic conditions, expansion, or capacity increases. In contrast, favorable conditions in the economy generally lead to plant expansions and the construction of new industrial sites. However, in a weak economy, customers tend to lengthen the time from their initial inquiry to the purchase order, or defer purchases.

Strategy

Our goal is to become the global leader in product recovery, air pollution control, fluid handling and filtration products and services by delivering exceptional value for our customers, shareholders, and employees. Our core focus is:

• Profitable Growth	-	Implementing profitable ways to grow globally, both organically and inorganically, with premier technology and solutions in diverse industries.
• Product, Service and Project Excellence	-	Creating customer successes and building customer loyalty.
• Operational Excellence	-	Running smart, lean, and best-in-class with innovative operating processes in all that we do.
• Employee Development	-	Investing in the training and development of our employees and building world-class general management and leadership.
• Global Market Coverage	-	Improving sales and manufacturing (internal and external) resources to expand our customer base and increase revenues. Uncover new customer opportunities in diverse industries.
• Safety Leadership	-	Ensuring employee safety through preventative safety practices.

Our strategy utilizes all of our resource capabilities to help customers improve efficiencies and meet specific regulatory requirements within their business processes through optimal design and integration of full contaminant and pollution control systems. Our engineering and design expertise in product recovery, air pollution control, and fluid handling and filtration, combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop, cost-effective solution, to meet their integrated abatement needs.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are a leading provider of critical solutions in the product recovery, air pollution control, and fluid handling and filtration industries. The multi-billion dollar global market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. Through the vertical integration of our family of companies, we offer our customers a complete end-to-end solution, including engineering and project management services, procurement and fabrication, construction and installation, aftermarket support and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

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

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2014, we had a diversified customer base of more than 5,000 active customers across a range of industries. Our customers represent some of the largest refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing companies. We believe that the diversity of our customers and end-markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ process changes and modifications or additions to their systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of 25 years of experience in the product recovery, air pollution control, fluid handling and filtration segments. Our Chief Executive Officer, Jeff Lang, has more than 30 years of executive operating management experience in manufacturing. The business experience of our management team enables us to pursue our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with us and our family of companies. Our workforce includes approximately 213 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering teams have been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

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

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to gain new customers and penetrate geographic locations and end-markets with existing products and services or acquire new product or service opportunities. For example, our acquisition of EFFOX, Inc. (“Effox”) in 2007 allowed us to access the multi-billion dollar energy, power and utilities markets. The acquisition of Flextor, Inc. (“Flextor”) in 2008 further expanded Effox’s business internationally. Our acquisition of FKI in 2008 expanded our access to the petroleum and power markets and also provides us with a manufacturing facility in China. The acquisition of AVC, Inc. (“AVC”) in 2008 added additional replacement parts sales to Fisher-Klosterman’s (“FKI”) business. The Adwest acquisition in 2012 expanded our abilities to design RTOs. The Aarding acquisition in 2013 increased our global access to natural gas turbine exhaust systems and silencer applications, and helped our global natural gas business including the Flextor division, which provides complementary and integrated engineered solutions to those of Aarding. The Met-Pro acquisition in 2013 expanded our domestic and global penetration by providing niche-oriented product recovery, pollution control, fluid handling, and filtration systems. The HEE Environmental Engineering acquisition in 2014 bolstered our North American scrubber business. The SAT Technology acquisition in 2014 bolstered our Asian air pollution control business. The 2014 acquisition of Emtrol LLC, combined with our FKI and Buell businesses, has made us the global leader in fluid catalytic cracking and industrial cyclone technology. The Jiangyin Zhongli Industrial Technology Co. Ltd. acquisition in 2014 expanded our global leadership into Asia in our traditional power industry business.

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

Products and Services

We believe that we are a leading provider of critical solutions to the product recovery, air pollution control, fluid handling and filtration segments. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities, as well as fluid handling and filtration systems. We provide a wide spectrum of products and services including dampers and diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineering services and engineered design build fabrication.

The table below illustrates how our family of companies are spread over our diversified customer base, providing a broad range of applications.

Divisions	Capabilities (products and services)	Typical Industries	Typical Applications

Energy Segment

	• Design and manufacture: - Dampers - Expansion Joints - Gas Turbine Exhaust Systems & Silencer Applications • Aftermarket Service	• Coal-Fired and Natural Gas Power Plants • Petro-chemical • Chemical Processing • Refining • Metals • Wood Products	• Steam Heat Recovery • Flue Gas Desulphurization • Catalytic (NOx) Reduction • Gas Turbine Exhaust

Zhongli

Fluid Handling and Filtration Segment

	• Fiber-Bed and Mesh Style Mist Collectors • Engineered Systems • Replacement Filters • Repack Services	• Sulfuric Acid • Asphalt Roofing Products • Chemical Processing • Fertilizer • Metals • Semiconductors	• Absorption Towers • Drying Towers • Asphalt Saturators • Acid/Caustic Mist • Storage Tank Emissions • Organic Emissions

•    Centrifugal Pumps

•    Non Metallic Wafer Style Butterfly Valves

•    Filter Cartridges and Housings

•    Fans

•    Laboratory Fume Hood Exhaust Systems

•    Ventilation Recirculation and Heat Recovery Systems

•    Filters and Filter Systems

•    Carbonate Precipitators

•    Metal Finishing and Plating

•    Printed Circuits Fabrication

•    Water and Wastewater Treatment

•    Food and Beverage

•    Chemical and Petrochemical Processing

•    Oil and Gas

•    Pharmaceutical

•    University, Public Health and Government

•    Industrial Ventilation

•    Refining, Oil Production and Petrochemical

•    Aquarium and Aquaculture

•    Desalination and Water Reuse

• Purification of Air and Liquids • Fluid Handling • Filtration
Air Pollution Control Segment

• Heavy Duty Air Handling and Conditioning • Fume Exhaust Systems • Air-Curtain Hoods • JET*STAR Strip/ Coil Coolers and Dryers	• Aluminum • Chemical • Paper • Power • Steel	• Rolling Mill Oil Mist Collection • Heavy Gauge Strip and Coil: - Coolers - Dryers • General Ventilation

•    Design, Manufacture and/or Install:

-   Industrial Cyclones

-   FCC Cyclones

-   Scrubbers

-   Venturi

-   Packed Bed

-   Multiple Purpose

•    Medial Filtration:

-   Baghouse Fabric Filters

-   Cartridge Collectors

-   Pneumatic Conveying and Industrial Ventilation

• Refineries • Utilities • Bio Fuels • Petrochemicals • Pharmaceutical • Forest Products • Manufacturing • Food

•    Air Pollution Control

•    Product Recovery and Capture

•    Petroleum Refining

•    Catalyst Recovery

•    Manufactured Sand

•    Protection of Downstream Process and Pollution Control Equipment

•    Flyash Beneficiation

• Regenerative Thermal Oxidation • Catalytic and Thermal Oxidation • Selective and Regenerative Catalytic Reduction	• Chemical Processing • Ethanol • Paint Booth Emissions • Wastewater Treatment • Wood Products • Asphalt	• High Efficiency Destruction: - Volatile Organic Compounds - Fumes - Industrial Odors

• Full Design, Build, Install: • Dust Collectors • Oil Mist Collectors • Chip Conveyance Systems • Custom Sheet Metal Fabrication • Component Parts for Industrial Air Systems	• Aerospace • Automotive • Food • Foundry • Glass • Primary Metals • Printing Industrial • Sheet Metal Contractors	• Collection: - Dust - Oil Mist - Fume Exhaust • Exhaust/Make-up Air • Paint/Finishing Booths • Pneumatic Conveying • Industrial Ventilation Systems

• Clamp-Together Componentized Ducting Systems	• Industrial Sheet Metal Contractors • Chemical • Food • Furniture • Metals • Pharmaceuticals	• Capture in Moderately Abrasive Environments - Dust Particles - Fumes - Oil Mist

• Cyclone Dust Collection • Filters: Bin Vent • Filters: Fabric • Filters: High Pressure/High Vaccuum • HEPA Filter Systems

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

•    Refining, Oil Production and Petrochemical

•    Aquarium and Aquaculture

•    Desalination and Water Reuse

• Product Recovery • Pollution Control • Purification of Air and Liquids

•    Aerators and Degasifiers

•    Biotrickling Filers and Biofliters

•    Carbon Absorbers

•    Duct Hoods and Exhaust Fans

•    Filers: Wet Particulate

•    Mist Eliminators

•    Scrubbers: Chemical and Biological Order Control

	• Municipal and Industrial Wastewater Treatment • Metal Finishing and Plating • Printed Circuits Fabrication • Wood Products • Food and Beverage • Chemical Processing • Pharmaceutical	• Product Recovery • Pollution Control • Purification of Air and Liquids

• Scrubbers: Emergency Gas • Scrubbers: Wet • Storage Tanks	• University, Public Health and Government • Industrial Ventilation • Refining, Oil Production and Petrochemical • Aquarium and Aquaculture • Desalination and Water Reuse

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

Our customer service organization or sales force provides our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes and pending changes in environmental regulations as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, they can lead to sales of annual service and support contracts as well as consumables. Our website (www.cecoenviro.com) also provides our customers with online tools and technical resources.

Quality Assurance

In engineered systems, quality is defined as system performance. We review with our customers, before the contract is signed, the level of pollutants capture required and the efficiency of the equipment that will remove the contaminant from the air stream prior to it being exhausted to the atmosphere. We then review these same parameters internally to assure that warranties will be met. Standard project management and production management tools are used to help ensure that all work is done to specification and that project schedules are met. Equipment is tested at the site to ensure it is functioning properly. Historically, our warranty expense has been very low.

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2014, 2013 or 2012. We do not believe the loss of any one of our customers would have a material adverse effect on us and our subsidiaries taken as a whole.

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

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $140.1 million and $98.5 million as of December 31, 2014 and 2013, respectively. Substantially all 2013 backlog was completed in 2014. A substantial portion of the 2014 backlog is expected to be completed in 2015. Backlog is not defined by U.S. generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

We believe that there are no singly dominant companies in the product recovery, air pollution control, fluid handling and filtration product and service industries. These markets are fragmented with numerous small and regional participants. Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities are very important to our customers. As a result, competition varies widely by region and industry. The market for our engineered products is reasonably competitive and is characterized by technological change, continuously changing environment regulations, and evolving customer requirements. We believe that the additional competitive factors in our markets include:

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

Seasonality

Our business is subject to potential seasonal fluctuations. The fourth quarter of our fiscal year, which ends December 31, is typically our strongest quarter. This is due to a combination of factors. First, many of our customers attempt to complete major capital improvement projects before the end of the calendar year. Also, many customers shut down over the December holidays to perform maintenance services on their facilities, which often requires the use of our products and services. These factors create increased demand for our products and services during this period.

Conversely, the first quarter of our calendar fiscal year is typically our weakest quarter. This is caused to some extent by winter weather constraints on outside construction activity and by the seasonality of capital improvement projects as discussed above.

Government Regulations

We believe our operations are in material compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations create opportunity given the nature of our business.

We are subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards needed. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have a material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

Our business has historically relied on technical know-how and experience rather than patented technology. We hold patents at our Busch International, CECO Filters, Fisher-Klosterman and Met-Pro businesses. We do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2014, 2013 and 2012, sales to customers outside the United States, including export sales, accounted for approximately 30%, 21% and 14%, respectively, of consolidated net sales. The largest portion of these sales were to European, Asian, and Canadian customers.

With the February 2013 acquisition of Aarding and August 2013 acquisition of Met-Pro, both of which have operations in the Netherlands, along with our China operations (bolstered by the December 2014 acquisition of Zhongli), sales to customers outside of the United States have increased. Our operations outside of the United States are subject to additional risks, which are more fully described in “Item 1A. Risk Factors. Our operations outside of the United States are subject to political, investment and local business risks” of this annual report on Form 10-K.

Employees

We had 850 full-time and three part-time employees as of December 31, 2014. The facilities of Kirk & Blum and Fluid Handling and Filtration in Telford, Pennsylvania are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreements. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2014, approximately 226 employees were represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of December 31, 2014. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position with CECO
Jason DeZwirek	44	Chairman of the Board of Directors
Jeffrey Lang	58	Chief Executive Officer and President, and Director
Edward J. Prajzner	48	Chief Financial Officer and Secretary
Benton L. Cook	52	Vice President of Finance and Controller

Jason DeZwirek became a director of the Company in February 1994 and Chairman of the Board in May 2013. Previously, he served as Secretary of the Company from February 1998 until September 2013. He also serves as a member of the board of directors of the Company’s subsidiaries. In 1999, Mr. DeZwirek founded Kaboose Inc., a family focused online media company. Mr. DeZwirek served as the Chairman and CEO of Kaboose Inc. until its sale to Disney Online (a subsidiary of The Walt Disney Company) and Barclays Private Equity Limited in June 2009. Mr. DeZwirek also previously served as a director and corporate secretary of API Technologies Corp. (NASDAQ:ATNY), a prime contractor in electronics, highly engineered systems, secure communications and electronic components and sub-systems for the defense and aerospace industries, from November 2006 through January 2011. Mr. DeZwirek also is and has been involved in private investment activities.

Jeffrey Lang has served as a director and the Chief Executive Officer since February 2010, as President since September 2013 and in several leadership positions with our subsidiaries since October 2010. From May

2010 until September 2013, Mr. Lang also served as our Chief Operating Officer. Prior to joining the Company, from 2007 until 2009, Mr. Lang was the Executive Vice President, Operating Officer of McJunkin Red Man Corporation, a distributor of pipes, valves and fittings and related services serving the petrochemical, petroleum refining, pulp and paper, oil industry and utilities. From 2006 until 2007, he was the Senior Vice President and Operating Officer of Red Man Pipe and Supply Company, a pipe distribution company, that merged with McJunkin Corporation to form McJunkin Red Man Corporation. Previously, Mr. Lang was employed by Ingersoll Rand Company, a global industrial company, for twenty-five years from 1980 to 2005. He started out as a sales engineer in 1980, became a Sales and Service Branch Manager in 1985, the Southeast U.S. Area Manager, Air Solutions in 1995, and by 1999 was the Director and General Manager, North American Distributor Division, and from 2002 to 2005 served as the Director and General Manager, North American industrial Air Solutions, reporting directly to the President of the Air Solutions Group.

Edward J. Prajzner became our Chief Financial Officer and Secretary in March 2014. He previously served as Chief Accounting Officer and Vice President of Finance from September 2013. Mr. Prajzner served as Corporate Controller and Chief Accounting Officer of Met-Pro from June 2012 until its acquisition by the Company in August 2013. Prior to joining Met-Pro in May 2012, Mr. Prajzner served as Senior Vice President and Corporate Controller of CDI Corporation, an engineering and staffing company, from November 2010 to March 2012. From December 2008 to December 2010, he served as the Corporate Controller of American Infrastructure, Inc., a heavy civil engineering company.

Benton L. Cook became our Vice President of Finance and Controller as of March 2014. Mr. Cook served as our Controller since 2008. Mr. Cook served as Interim Chief Financial Officer from September 2011 through September 2013. Mr. Cook joined CECO in 2004 as Project Manager for Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implementation.

Where to Find More Information

We use our Investor Relations website, www.cecoenviro.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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

Our environmental systems business is primarily driven by capital spending, clean air rules, plant upgrades by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include, but not limited to, U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

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

Our operating strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units that are then integrated into our growing family of turnkey system providers. We have acquired, and may selectively acquire, other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

•	difficulties in integrating the acquired businesses, product or service lines, assets or technologies;

•	diverting management’s attention from normal daily operations of the business;

•	entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	unanticipated costs and exposure to undisclosed or unforeseen liabilities;

•	the ability to service debt obligations incurred in connection with such acquisitions, if any;

•	potential loss of key employees and customers of the acquired businesses, product or service lines, assets or technologies;

•	our ability to properly establish and maintain effective internal controls over an acquired company; and

•	increasing demands on our operational and information technology systems.

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

In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our credit agreement (“Credit Agreement”) contains certain covenants that limit, or which may have the effect of limiting, among other things, acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

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

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions that caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2014 for cases involving asbestos-related claims were $0.8 million, which together with all legal fees other than corporate counsel expenses have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 195 cases pending against the Company as of December 31, 2014 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 173 cases that were pending as of January 1, 2014. During 2014, 51 new cases were filed against the Company, and the Company was dismissed from 29 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Our business may be adversely affected by global economic conditions.

A national or global economic downturn or credit crisis may have a significant negative impact on our financial condition, future results of operations and cash flows. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products and services; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. They could also limit our ability to expand through acquisitions due to the tightening of the credit markets.

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

Our backlog has increased to $140.1 million at December 31, 2014 from $98.5 million at December 31, 2013. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

For the year ended December 31, 2014, approximately 30% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our goal is to balance revenues 50/50 between the United States and the rest of the world. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include:

•	local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in higher effective tax rates for us;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls;

•	imposition or increase of restrictions on investment;

•	disadvantages of competing against companies from countries that are not subject to United States laws and regulations, including the Foreign Corrupt Practice Act (“FCPA”); and

•	required compliance with a variety of local laws and regulations, which may differ materially from those to which we are subject in the United States.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purposes of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition, results of operations and cash flows.

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

As of December 31, 2014, goodwill and indefinite lived intangibles represented approximately $187.3 million, or 45.2% of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, and equipment such as fans and motors. Materials and subcontracting costs comprise the largest components of our total costs. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Outstanding indebtedness could have important consequences for investors, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to our Credit Agreement, and any failure to comply with the obligations of any of the agreements governing any additional indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

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

Under Section 404 of the Sarbanes-Oxley Act, we are required to include in each of our Annual Reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and an attestation report of our independent auditor. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to plan for and the implementation of remedial efforts in those instances where remediation is indicated. As indicated below, as of December 31, 2014, our management determined that significant deficiencies in internal control over financial reporting constituted a material weakness. If we fail to maintain the adequacy of our internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder by the SEC, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls can prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2014, our management determined that significant deficiencies in the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties, among others, when taken in the aggregate, constitute a material weakness in our internal control over financial reporting. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. We can give no assurances that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.

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

The air pollution control and filtration industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our products and processes obsolete. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to respond with new and enhanced products on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot guarantee that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2014, 226 of our 850 employees are represented by international or independent labor unions under various union contracts that expire from May 1, 2015 to May 31, 2018. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

With the acquisitions of Aarding, Met-Pro, Emtrol, and Zhongli, an increasing portion of our consolidated revenues have been and will be generated outside the United States. Consequently, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly from and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

Significant changes in actual investment return on pension assets, discount rates, and other factors may adversely affect our results of operations and pension contributions in future periods. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed-income investments. An increase in the discount rate would increase future pension expense and, conversely, a decrease in the discount rate would decrease future pension expense. Funding requirements for our U.S. pension plans may become more significant. The ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in this Annual Report on Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Increased information technology security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Risks Related to Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended December 31, 2014, the sales price of our common stock on the NASDAQ has ranged from a low of $12.40 to a high of $18.90 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•

adverse general economic conditions, including, but not limited to, withdrawals of investments in the stock markets generally or a tightening of credit available to potential acquirers of businesses, that result in a lower average prices being paid for public company shares and lower valuations being placed on businesses;

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

We have reserved 2.6 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (the “2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2014, approximately 2.3 million options or shares of restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of ours, also owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 80,000 shares of our common stock as of December 31, 2014 under our 1997 Stock Option Plan and outstanding options to purchase approximately

1,647,000 shares of our common stock under our 2007 plan. The shares under both plans are registered for resale on currently effective registration statements.

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

One or more issuances of shares of our common stock under our stock incentive plan or securities in connection with financing transactions or the conversion of warrants will dilute current shareholders.

Pursuant to our stock incentive plan, we may grant stock awards to our employees, directors and consultants. Dilution will occur upon exercise of any outstanding stock awards convertible into or exchangeable or exercisable for common stock. Moreover, if we raise additional funds by issuing additional common stock, or securities, further dilution to our existing shareholders will result. In addition, we have historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts, of which 250,000 warrants are currently outstanding, which may cause dilution when exercised.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those limiting who may call special shareholders’ meetings, together with the possible issuance of our preferred stock without shareholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a shareholder might consider to be in such shareholder’s best interest.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following facilities were owned or leased by the Company as of December 31, 2014.

Owned and Leased Locations	Type	Square Footage	Annual Rent	Expiration
Air Pollution Control Segment:
Anaheim, California	Mfg.	17,200	$247,000	December 2016
Glendale Heights, Illinois	Mfg.	20,000	$73,000	November 2015
Owosso, Michigan	Mfg.	63,000	Owned	Held for Sale
Louisville, Kentucky	Mfg.	61,095	$126,000	February 2018
Louisville, Kentucky	Mfg.	35,000	Owned
Lebanon, Pennsylvania	Sales	4,221	$57,000	November 2019
Pittsburgh, Pennsylvania	Sales	4,000	$64,000	May 2015
Columbia, Tennessee	Mfg.	34,800	$127,000	August 2015
Shanghai, China	Mfg.	40,000	$209,000	March 2016
Pune, India	Sales	678	$7,000	March 2017
Islandia, New York	Sales	8,178	$172,000	October, 2019
Cambridgeshire, United Kingdom	Sales	1,600	$132,000	June, 2016
Shanghai, People’s Republic of China	Sales	2,475	$35,000	May, 2015
Ontario, California	Sales	2,453	$14,000	April, 2015
Adelanto, California	Mfg.	17,125	$90,000	March, 2017
Louisville, Kentucky	Sales	5,450	$54,000	November, 2019
Cincinnati, Ohio (a)	Mfg.	53,210	$199,000	April 2018
Salt Lake City, Utah	Mfg.	13,600	$46,000	April 2015
Greensboro, North Carolina	Mfg.	30,000	$104,000	August 2018

Energy Segment:
Moorpark, California	Mfg.	4,300	$52,000	April 2015
Ventura, California	Sales	1,281	$15,000	April 2017
Cincinnati, Ohio	Mfg.	96,400	$313,000	November 2026
Nunspeet, the Netherlands	Mfg.	58,125	$402,000	December 2016
JiangYin City, People’s Republic of China	Mfg.	181,447	$624,000	December 2018
Montreal, Canada	Sales	3,514	$34,000	October 2017

Fluid Handling and Filtration Segment:
Telford, Pennsylvania	Mfg.	93,500	Owned
Indianapolis, Indiana	Mfg.	66,000	Owned
Heerenveen, the Netherlands	Mfg.	34,000	Owned
Guangzhou, People’s Republic of China	Mfg.	17,168	$53,000	July 2015
Hatfield, Pennsylvania	Mfg.	31,000	Owned	Held for Sale
Waukegan, Illinois	Mfg.	22,000	Owned	Held for Sale

Corporate offices:
Cincinnati, Ohio (b)	Admin.	7,000	$101,000	June 2016
Toronto, Canada	Admin.	4,000	$181,000	August 2018
Wayne, Pennsylvania	Admin.	2,600	$35,000	June 2019

(a)	Location is also used by Kirk and Blum as a sales office.
(b)	Location is also used by Kirk and Blum as a management office.

It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Agreement. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. We believe our production facilities are suitable and can meet our future production needs.

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

Market Information

Our common stock is traded on the NASDAQ under the symbol “CECE.” The following table sets forth the high and low sales prices of our common stock as reported by the NASDAQ during the periods indicated.

	2014				2013
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$15.90	$16.00	$17.29	$18.90	$19.42	$14.16	$13.18	$14.32
Low	12.40	13.38	13.02	14.22	13.91	11.81	10.44	9.92

Performance Graph

The following graph sets forth the cumulative total return to CECO’s shareholders during the five years ended December 31, 2014, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. Assumes $100 was invested on December 31, 2009, including the reinvestment of dividends, in each category.

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. Future dividends and the dividend policy may be changed or cancelled at the Board of Director’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Agreement. During 2014 and 2013, our Board of Directors declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date

$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013

On March 4, 2015, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 31, 2015 to all shareholders of record at the close of business on March 19, 2015.

Holders

The approximate number of registered shareholders of record of our common stock as of March 4, 2015 was 373, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2014.

Recent Sales of Unregistered Securities

In connection with our acquisition of Emtrol, on November 3, 2014, the Company issued 453,858 shares of common stock with an agreed upon value of $6 million (based on the average closing price of the Company’s common stock on the NASDAQ for the preceeding thirty trading days) to each of the members of Emtrol as part of the total consideration for the purchase of the membership interests of Emtrol. The fair value of the shares issued was $5.8 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisitions, adjusted for certain trading restrictions placed on the common stock issued. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising. In addition to compliance with securities laws, sales of these shares are subject to restricted stock agreements with each of the members of Emtrol.

In connection with our acquisition of HEE on August 13, 2014, the Company issued 34,626 shares to the sellers of HEE as a part of the purchase price consideration. The fair value of the shares issued was $0.5 million, which reflects the closing price of the Company’s common stock on the closing date of the acquisition. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising. In addition to compliance with securities laws, sales of these shares are subject to restricted stock agreements with each of the sellers of HEE.

Item 6.	Selected Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales	$263,217	$197,317	$135,052	$139,192	$140,602
Gross profit	84,823	61,555	42,443	38,168	32,653
Income from continuing operations	21,663	6,972	16,683	11,723	3,676
Net income	13,077	6,557	10,850	8,272	2,105
Basic earnings per common share	$0.51	$0.33	$0.73	$0.58	$0.15
Diluted earnings per common share	$0.50	$0.32	$0.65	$0.51	$0.15
Weighted average shares outstanding – basic	25,750,972	20,116,991	14,813,186	14,386,410	14,308,130
Weighted average shares outstanding – diluted	26,196,901	20,719,951	17,246,058	17,115,284	17,102,357
Dividends declared per common share	$0.23	$0.20	$0.16	$0.05	—
Dividends paid	5,937	4,337	2,460	728	—
Working capital:
Total assets	414,365	349,210	94,104	79,345	74,791
Short-term debt	8,887	9,922	—	—	—
Long-term debt (1)	103,541	79,160	—	9,600	10,800
Shareholders’ equity	181,224	170,406	61,994	42,990	35,174

(1)	Long-term debt as of December 31, 2011 and 2010 consisted of convertible subordinated notes, including $3,950 to related parties for both periods.

Results of operations from acquired businesses are included from the date of acquisition forward. The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter. Acquisitions consist of the following: i) Adwest in December 2012, ii) Aarding in March 2013, iii) Met-Pro in August 2013, iv) HEE in August 2014, v) SAT in September 2014, vi) Emtrol in November 2014 and vii) Zhongli in December 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

Overview

Business Overview

We are a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. Through our well-known brands including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “Emtrol-Buell,” “FKI,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “HEE-Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” “Strobic Air”, “Sat Technology” and “Zhongli” tradenames; we provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We believe that globally we serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict EPA mandated industry Maximum Achievable Control Technology standards and OSHA established Threshold Limit Values, as well as existing pollution control and energy legislation.

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

Recent Developments

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the Framework Agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million. Zhongli is a designer and manufacturer of power industry damper, diverter and ball mill systems in China, which complements our Energy Segment businesses.

On November 3, 2014, the Company acquired 100% of the membership interests of Emtrol. The Company paid cash at closing of $31.9 million, which was financed with borrowing under our Credit Agreement. The Company also issued 453,858 shares of the Company’s common stock with an agreed upon value of $6.0 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former members contain restrictions on sale or transfer for periods ranging from one to two years from the acquisition date. Accordingly, the preliminary fair value of the common stock issued has been determined to be $5.8 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. Emtrol is engaged in the business of designing and manufacturing of fluid catalytic cracking and industrial cyclone technology for a variety of industries including the refinery, petrochemical, and chemical sectors, which complements our Air Pollution Control Segment businesses.

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. SAT is a provider of Volatile Organic Compounds abatement solutions for the Chinese air pollution control market, which complements our Air Pollution Control Segment businesses.

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the acquisition date. Accordingly, the preliminary fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million, which is the maximum amount of the earnout. HEE is a North American designer and manufacturer of scrubbers and fans for the air pollution control market, which complements our Air Pollution Control Segment businesses.

Effective January 1, 2014, CECO implemented an internal reorganization which resulted in CECO reporting its results in three reportable segments:

•	Air Pollution Control Segment, product recovery and air pollution control technologies, comprised of the following:

Adwest, HEE-Duall Air and Odor Technologies, Busch International, Emtrol-Buell Energy Cyclones, Flex-Kleen Dust Collection Technologies, Fisher-Klosterman, Kirk & Blum, KB Duct and SAT Technology.

•	Energy Segment, customized solutions for the power and petrochemical industry, comprised of the following:

Aarding Thermal Acoustics, Effox-Flextor, AVC Specialists, Inc. and Zhongli.

•	Fluid Handling and Filtration Segment, high quality pump, filtration and fume exhaust solutions, comprised of the following:

Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions, CECO Filters and Strobic Air Corporation.

The financial information presented in this Annual Report on Form 10-K incorporates the change in the composition of the Company’s reportable segments as a result of the segment reorganization effective January 1, 2014.

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

Our three reportable segments are: the Air Pollution Control Segment (“APC”), which produces various types product recovery and air pollution control technologies, the Energy Segment, which produces customized solutions for the power and petrochemical industry, and the Fluid Handling and Filtration Segment (“FHF”), which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

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

We break down costs of sales into five categories. They are:

•	Labor—Our direct labor both in the shop and in the field;

•	Material—Raw material that we buy to build our products;

•	Equipment—Fans, motors, control panels and other equipment necessary for turnkey systems;

•	Subcontracts—Electrical work, concrete work and other subcontracts necessary to produce our products;

•	Factory overhead—Costs of facilities and supervision wages necessary to produce our products.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s audited consolidated financial statements are prepared in accordance with GAAP. These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

As a result, the Company provides financial information in this MD&A that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information, which the Company’s management utilizes to evaluate its ongoing financial performance, and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Adwest, Aarding, Met-Pro, HEE, SAT, Emtrol, and Zhongli and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 16 to the audited consolidated financial statements for further information on the Company’s recently completed acquisitions.

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
($ in millions)	2014	2013	2012
Net sales	$263.2	$197.3	$135.1
Cost of goods sold	178.4	135.8	92.7

Gross profit	$84.8	$61.5	$42.4
Percent of sales	32.2%	31.2%	31.4%
Selling and administrative	$51.4	$37.1	$25.4
Percent of sales	19.5%	18.8%	18.8%
Acquisition and integration expense	$1.3	$7.2	$—
Percent of sales	0.5%	3.6%	—
Amortization and earn out expenses	$10.1	$6.7	$0.3
Percent of sales	3.9%	3.4%	0.2%
Legal reserves	$0.3	$3.5	$—
Percent of sales	0.1%	1.8%	—
Operating income	$21.7	$7.0	$16.7
Percent of sales	8.2%	3.5%	12.4%

On March 5, 2015, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included an earnings release issued that same day reporting results for the fourth quarter of 2014, which was furnished as Exhibit 99.1 thereto (the Earnings Release). Between the issuance of the Earnings Release and the filing of this Annual Report on Form 10-K, the Company became aware of additional new information affecting its earlier estimates and assumptions. As a result, the Company recorded an income tax benefit of $0.7 million resulting in a decrease to overall tax expense and recorded a legal reserve, workers compensation and general administrative expenses of $0.7 million resulting in a decrease to income from operations and income before taxes for the year ended December 31, 2014. The net impact of these two adjustments had no impact on Net Income or Diluted Earnings per share as initially reported for the year ended December 31, 2014.

To compare operating performance between the years ended December 31, 2014, 2013 and 2012, the Company has adjusted GAAP operating income and GAAP net income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) legal reserves, (4) inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition, (5) foreign currency remeasurement with respect to intercompany loans, and (5) with respect to net income, associated tax benefits of these charges. The Company has adjusted GAAP gross profit to exclude inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro acquisition. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Gross profit as reported in accordance with GAAP	$84.8	$61.6	$42.4
Gross profit margin in accordance with GAAP	32.2%	31.2%	31.4%
Inventory valuation adjustment	—	1.1	—
Plant, property and equipment valuation adjustment	0.6	0.2	—

Non-GAAP gross profit	$85.4	$62.9	$42.4
Non-GAAP Gross profit margin	32.4%	31.9%	31.4%

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Operating income as reported in accordance with GAAP	$21.7	$7.0	$16.7
Operating margin in accordance with GAAP	8.2%	3.5%	12.4%
Inventory valuation adjustment	—	1.1	—
Plant, property and equipment valuation adjustment	0.6	0.2	—
Acquisition and integration expenses	1.3	7.2	—
Amortization and earn out expenses	10.1	6.8	0.3
Legal reserves	0.3	3.5	—

Non-GAAP operating income	$34.0	$25.8	$17.0
Non-GAAP Operating margin	12.9%	13.1%	12.6%

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Net income as reported in accordance with GAAP	$13.1	$6.6	$10.9
Inventory valuation adjustment	—	1.1	—
Plant, property and equipment valuation adjustment	0.6	0.2	—
Acquisition and integration expenses	1.3	7.2	—
Amortization and earn out expenses	10.1	6.8	0.3
Legal reserves	0.3	3.5	—
Foreign currency remeasurement	2.9	(1.1)	—
Tax benefit of expenses	(3.7)	(4.6)	(0.1)

Non-GAAP net income	$24.6	$19.7	$11.1

Comparison of the years ended December 31, 2014 and 2013

Consolidated sales in 2014 were $263.2 million compared with $197.3 million in 2013, an increase of $65.9 million. The increase in sales was due to the acquisitions of Aarding at the end of February 2013, Met-Pro at the end of August 2013, HEE in mid-August 2014, SAT at the end of September 2014, and Emtrol at the beginning of November 2014. These acquisitions aggregated to an additional $71.6 million of sales in 2014, which was the primary reason for the increase in sales.

Gross profit increased by $23.2 million, or 37.7%, to $84.8 million in 2014 compared with $61.6 million in 2013. Gross profit as a percentage of sales was 32.2% in 2014 compared with 31.2% in 2013. The increase gross profit was the result of the aforementioned acquisitions. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $85.4 million or 32.4% as a percentage of sales for 2014, an increase of $22.5 million compared with non-GAAP gross margin of $62.9 million or 31.9% as a percentage of sales in 2013.

Selling and administrative expenses were $51.4 million in 2014 compared with $37.1 million in 2013. The increase in selling and administrative expenses were the result of the aforementioned acquisitions.

Acquisition and integration expenses of $1.3 million in 2014 and $7.2 million in 2013 relate to acquisition activities, which include legal, accounting, and banking expenses.

Amortization and earnout expense was $10.1 million in 2014 and $6.8 million in 2013. This increase was the result of the aforementioned acquisitions.

Legal reserves of $0.3 million in 2014 relate to the settlement of the Valero lawsuit. Legal reserves of $3.5 million in 2013 relate to the settlement of the Sheet Workers’ Local Union No. 80 claim. See Note 12 to our consolidated financial statements for more information.

Operating income for 2014 was $21.7 million, an increase of $14.7 million from $7.0 million in 2013. Operating income as a percentage of sales for 2014 was 8.2% compared with 3.5% for 2013. The increase in operating income was attributable to the aforementioned acquisitions. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $34.0 million for 2014, an increase of $8.2 million from 2013. Non-GAAP operating income as a percentage of sales for 2014 was 12.9% compared with 13.1% for 2013, which is essentially flat year over year.

Other (expense) income for 2014 was $(2.3) million compared with $1.0 million in 2013, and was comprised of foreign currency transaction losses in 2014 and foreign currency transaction gains in 2013. The expense in 2014 and income in 2013 is primarily attributable to a translation remeasurement on U.S. Dollar denominated intercompany debt at Aarding.

Interest expense increased to $3.1 million in 2014 from $1.5 million in 2013, due to higher debt levels in 2014, which debt was incurred in connection with the Met-Pro and Emtrol acquisitions.

Income tax expense (benefit) was $3.1 million in 2014 compared to $(0.1) million in 2013. The effective tax rate for 2014 was 19.3% compared with (1.6)% in 2013. Included in the income tax provision calculation for 2013 is a $2.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2013. This credit was not factored in the 2012 tax provision because it was not evaluated until 2013. Along with the tax benefit of research and development income tax credits, the effective tax rate is beneficially impacted by the domestic production activities deduction, offset by nondeductible deal costs related to the Met-Pro acquisition.

Comparison of the years ended December 31, 2013 and 2012

Consolidated sales in 2013 were $197.3 million compared with $135.1 million in 2012, an increase of $62.2 million. The increase in sales was due to the acquisitions of Adwest at the end of 2012, Aarding at the end of February 2013 and Met-Pro at the end of August 2013. These acquisitions aggregated to $68.1 million of sales in 2013, and were partially offset by a decrease in the Kirk and Blum business in 2013 compared with 2012.

Gross profit increased by $19.1 million, or 45.0%, to $61.6 million in 2013 compared with $42.4 million in 2012. Gross profit as a percentage of sales was 31.2% in 2013 compared with 31.4% in 2012. The increase gross profit was the result of the Adwest, Aarding and Met-Pro acquisitions. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $62.9 million or 31.9% as a percentage of sales in 2013, an increase of $20.5 million compared with non-GAAP gross margin of $42.4 million or 31.4% as a percentage of sales in 2012.

Selling and administrative expenses were $37.1 million in 2013 compared with $25.4 million in 2012. The increase in selling and administrative expenses were the result of the Adwest, Aarding and Met-Pro acquisitions.

Acquisition and integration expenses of $7.2 million in 2013 relate to acquisition activities, which include legal, accounting, and banking expenses.

Amortization and earnout expense was $6.8 million in 2013 and $0.3 million in 2012. This increase was the result of the Aarding and Met-Pro acquisitions.

Legal reserves of $3.5 million in 2013 relate to the settlement of the Sheet Workers’ Local Union No. 80 claim.

Operating income for 2013 was $7.0 million, a decrease of $9.7 million from $16.7 million in 2012. Operating income as a percentage of sales for 2013 was 3.5% compared with 12.4% for 2012. The decrease in operating income was attributable to acquisition and integration expenses, amortization and earn-out expenses and legal reserves. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $25.8 million for 2013, an increase of $8.8 million from 2012. Non-GAAP operating income as a percentage of sales for 2013 was 13.1% compared with 12.6% for 2012. Improved margins, changes in product mix, and manufacturing improvements were the primary factors for the increases in operating income and operating margin percentages.

Other income (expense) for 2013 was $1.0 million compared with $(0.2) million in 2012, and was comprised of foreign currency transaction gains in 2013 as compared with foreign currency losses in 2012. The increase in 2013 is primarily attributable to a translation remeasurement gain on U.S. Dollar denominated intercompany debt at Aarding.

Interest expense increased to $1.5 million in 2013 from $1.2 million in 2012, due to higher debt levels in 2013, which debt was incurred in connection with the Met-Pro acquisition.

Income tax (benefit) expense was ($0.1) million in 2013 compared to $4.5 million in 2012. The effective tax rate for 2013 was (1.6)% compared with 29.4% in 2012. Included in the income tax provision calculation for 2013 is a $2.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2013. This credit was not factored in the 2012 tax provision because it was not evaluated until 2013. Along with the tax benefit of research and development income tax credits, the effective tax rate is beneficially impacted by the domestic production activities deduction, offset by nondeductible deal costs related to the Met-Pro acquisition.

Business Segments

The Company’s operations in 2014, 2013 and 2012 are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	2014	2013	2012
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$127,707	$101,150	$88,582
Energy Segment	70,285	69,355	40,194
Fluid Handling and Filtration Segment	65,638	25,199	6,191
Corporate and Other (1)	(413)	1,613	85

Net sales	$263,217	$197,317	$135,052

(1)	Includes adjustment for revenue on intercompany jobs.

	2014	2013	2012
Income (Loss) from Operations
Air Pollution Control Segment	$16,803	$15,422	$14,635
Energy Segment	7,799	9,336	7,574
Fluid Handling and Filtration Segment	13,188	1,443	998
Corporate and Other (2)	(14,297)	(17,756)	(6,460)
Eliminations	(1,830)	(1,473)	(64)

Income from operations	$21,663	$6,972	$16,683

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Comparison of the years ended December 31, 2014 and 2013

Air Pollution Control Segment

Our APC segment net sales increased $26.6 million to $127.7 million in the year ended December 31, 2014 compared with $101.2 million in the year ended December 31, 2013, an increase of 26.3%. The increase is primarily due to the Met-Pro and Emtrol acquisitions, which accounted for an additional $17.1 million and $9.8 million in net sales, respectively, for the year ended December 31, 2014.

Operating income from the APC segment increased $1.4 million to $16.8 million for the year ended December 31, 2014 compared with $15.4 million in the year ended December 31, 2013, an increase of 9.0%. The increase was due in part to the Met-Pro and Emtrol acquisitions, which accounted for an additional $3.1 million and $1.2 million, respectively, for the year ended December 31, 2014. We also benefited from increased operating income at Adwest of $2.0 million due to increased volume. There were offsetting decreases at the FKI and Kirk & Blum operations of $2.3 million and $2.6 million, respectively.

Energy Segment

Our Energy segment net sales increased $0.9 million to $70.3 million in the year ended December 31, 2014 compared with $69.4 million in the year ended December 31, 2013, an increase of 1.3%. There were no major changes in operations in 2014, as such net sales were essentially flat.

Operating income from the Energy segment decreased $1.5 million to $7.8 million for the year ended December 31, 2014 compared with $9.3 million in the year ended December 31, 2013, a decrease of 16.1%. The decrease was due in part to a decline in overall margins.

Fluid Handling and Filtration Segment

Our FHF segment net sales increased $40.4 million to $65.6 million in the year ended December 31, 2014 compared with $25.2 million in the year ended December 31, 2013, an increase of 160.3%. The increase is primarily due to the Met-Pro acquisition, which accounted for an additional $39.3 million in net sales for the year ended December 31, 2014. The remaining $1.1 million increase was due to an increase in the CECO Filters operations.

Operating income from the FHF segment increased $11.8 million to $13.2 million for the year ended December 31, 2014 compared with $1.4 million in the year ended December 31, 2013. The increase was due primarily to the Met-Pro acquisition, which accounted for and additional $10.9 million for the year ended December 31, 2014. The remaining $0.9 million increase was due to an increase in the CECO Filters operations.

Comparison of the years ended December 31, 2013 and 2012

Air Pollution Control Segment

Our APC segment net sales increased $12.6 million to $101.2 million in the year ended December 31, 2013 compared with $88.6 million in the year ended December 31, 2012, an increase of 14.2%. The increase is primarily due to the Met-Pro and Adwest acquisitions, which accounted for an additional $9.0 million and $9.5 million in net sales, respectively, for the year ended December 31, 2013. These increases were offset by a decrease of $6.0 million in our contracting business driven primarily jobs that were delayed or cancelled in 2013.

Operating income from the APC segment increased $0.8 million to $15.4 million for the year ended December 31, 2013 compared with $14.6 million in the year ended December 31, 2012, an increase of 5.5%. The increase was due in part to the Met-Pro and Adwest acquisitions, which accounted for an additional $1.4 million and $0.4 million, respectively, for the year ended December 31, 2013. These increases were offset by a decrease in our contracting business driven primarily by the decreases in revenue.

Energy Segment

Our Energy segment net sales increased $29.2 million to $69.4 million in the year ended December 31, 2013 compared with $40.2 million in the year ended December 31, 2012, an increase of 72.6%. The increase is primarily due to the Aarding acquisition, which accounted for an additional $27.0 million in net sales for the year ended December 31, 2013. The remaining amount of the increases was due to increases in business at Effox.

Operating income from the Energy segment increased $1.7 million to $9.3 million for the year ended December 31, 2013 compared with $7.6 million in the year ended December 31, 2012, a decrease of 22.4%. The increase was due primarily to increased operating income from our Effox business.

Fluid Handling and Filtration Segment

Our FHF segment net sales increased $19.0 million to $25.2 million in the year ended December 31, 2013 compared with $6.2 million in the year ended December 31, 2012. The increase is primarily due to the Met-Pro acquisition, which accounted for an additional $20.4 million in net sales for the year ended December 31, 2013. There was an offsetting decrease of $1.4 million due to a decrease in the CECO Filters operations.

Operating income from the FHF segment increased $0.4 million to $1.4 million for the year ended December 31, 2013 compared with $1.0 million in the year ended December 31, 2012. The increase is primarily due to the Met-Pro acquisition, which accounted for an additional $0.7 million in operating income for the year ended December 31, 2013. There was an offsetting decrease of $0.3 million due to a decrease in the CECO Filters operations.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of December 31, 2014 was $140.1 million compared with $98.5 million as of December 31, 2013. The increase in backlog at December 31, 2014 was primarily a result of the acquisitions of Emtrol, Zhongli, and HEE, which in the aggregate represent $40.8 million of our backlog at December 31, 2014. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended December 31,
(dollars in millions)	2014	2013	2012
Net sales as reported in accordance with GAAP	$76.1	$68.7	$34.3
Gross profit as reported in accordance with GAAP	$22.6	$21.5	$11.2
Gross profit margin in accordance with GAAP	29.7%	31.3%	32.6%
Inventory valuation adjustment	—	0.7	—
Plant, property and equipment valuation adjustment	0.1	0.1	—

Non-GAAP gross profit	$22.7	$22.3	$11.2
Gross profit margin	29.8%	32.4%	32.6%

	Three Months Ended December 31,
(dollars in millions)	2014	2013	2012
Operating income as reported in accordance with GAAP	$3.8	$3.7	$4.4
Operating margin in accordance with GAAP	5.0%	5.4%	12.8%
Inventory valuation adjustment	—	0.7	—
Plant, property and equipment valuation adjustment	0.1	0.1	—
Acquisition and integration expenses	0.9	0.6	—
Amortization and earn out expenses	2.8	3.3	0.1
Legal reserves	—	1.0	—

Non-GAAP operating income	$7.6	$9.4	$4.5
Operating margin	10.0%	13.6%	12.8%

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $22.7 million or 29.8% as a percentage of sales for the three months ended December 31, 2014, an increase of $0.4 million compared with non-GAAP gross margin of $22.3 million or 32.4% as a percentage of sales for the three months ended December 31, 2013. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $7.6 million or 10.0% as a percentage of sales for the three months ended December 31, 2014, a decrease of $1.8 million compared with $9.4 million or 13.6% as a percentage of sales for the three months ended December 31, 2013.

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP gross profit was $22.3 million or 32.4% as a percentage of sales for the three months ended December 31, 2013, an increase of $11.1 million compared with non-GAAP gross margin of $11.2 million or 32.6% as a percentage of sales for the three months ended December 31, 2012. On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $9.4 million or 13.6% as a percentage of sales for the three months ended December 31, 2013, an increase of $4.9 million compared with $4.5 million or 12.8% as a percentage of sales for the three months ended December 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility (defined below). Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions.

At December 31, 2014 and 2013, cash and cash equivalents totaled $19.4 million and $22.7 million, respectively. As of December 31, 2014 and 2013, $11.7 million and $17.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at December 31, 2014 and 2013:

(Table only in thousands)	December 31, 2014	December 31, 2013

Outstanding borrowings under Credit Facility. Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

– Term loan	$90,072	$63,781
– U.S. Dollar revolving loans	24,000	22,000
– Multi-currency revolving loans	—	—
– Unamortized debt discount	(1,796)	(1,918)

Total outstanding borrowings under Credit Facility	112,276	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility (defined below)	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	—	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($30 as of December 31, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	152	310

Total outstanding borrowings	$112,428	$89,082
Less: current portion	8,887	9,922

Total debt, less current portion	$103,541	$79,160

United States Debt

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

Concurrent with the closing of the Met-Pro acquisition (as defined below in Note 16 to our consolidated financial statements), the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

On November 18, 2014, the Company amended the Credit Agreement. Pursuant to the amendment (i) certain lenders provided an additional term loan under the Credit Agreement in an aggregate principal amount of $35.0 million and certain lenders increased their revolving credit commitments in an aggregate principal amount of up to $15.0 million, and (ii) the Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA to include certain pro forma adjustments related to certain acquisitions and other transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) permit additional investments in foreign subsidiaries and additional indebtedness by foreign subsidiaries. The proceeds from the additional term loan were used primarily to finance the acquisition of Emtrol and related expenses. The Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $50.0 million.

As of December 31, 2014 and 2013, $9.5 million and $1.3 million of letters of credit, respectively, were outstanding under the Credit Facility. Total unused credit availability under the Credit Facility was $71.5 million and $66.7 million at December 31, 2014 and 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%, plus a margin ranging from 0.5% to 1.5% depending on the Company’s consolidated leverage ratio (“Base Rate”), or a Eurocurrency Rate (as defined in the Credit Agreement) plus 1.5% to 2.5% depending on the Company’s consolidated leverage ratio. Interest on swing line loans is the Base Rate.

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.24% and 2.23% at December 31, 2014 and 2013, respectively.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Company’s obligations under the Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.25 and a consolidated fixed charge coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2014 and 2013, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

During 2014 and 2013, the Company capitalized $0.4 and $2.7 million, respectively, of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. As of December 31, 2014 and 2013, capitalized deferred financing costs of $0.5 million and $0.6 million, respectively, are included in deferred charges and other assets and $1.8 million and $1.9 million, respectively, are included as a discount to debt in the accompanying condensed consolidated balance sheets. Amortization expense was $0.6 million, $0.3 million and $0.2 million for 2014, 2013 and 2012, respectively, and is classified as interest expense.

In connection with the execution of the Credit Agreement, the Company’s then existing credit facility was terminated effective August 27, 2013, and all amounts outstanding under such facility, including the outstanding principal balance, were paid in full.

Foreign Debt

The Company had a $5.5 million facilities agreement (Canadian dollar denominated), originally dated November 28, 2007 (as amended from time to time), made between our Canadian subsidiary, Flextor, Inc., as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender (“Flextor Facility”). The facilities agreement included (in Canadian dollars) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate was the Caisse Central Desjardins’ prime rate plus 0.5%. All of the borrower’s assets were pledged for the facility, and the borrower had to have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. During 2014, the Company cancelled this facilities agreement. There were no penalties for cancelling the agreement.

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). During 2014, the Aarding Facility was increased from €7.0 to €10.5, all other terms of the agreement remained the same. The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.73% as of December 31, 2014) and the overdraft interest rate is three months Euribor plus 195 basis points (2.03% as of December 31, 2014). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration on this facilities agreement.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2014	2013
(dollars in millions)
Credit Facility, U.S. Dollar revolving loans	$85.5	$70.5
Draw down	(24.0)	(22.0)
Letters of credit open	(9.5)	(1.3)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million and €7.0 million at December 31, 2014 and 2013,respectively, in U.S. Dollar equivalent)	12.8	9.6
Letters of credit open	(6.7)	(8.3)
Canadian credit agreement (Canadian Dollar 5.5 million at December 31, 2013, in U.S. Dollar equivalent)	—	5.1
Letters of credit open	—	—

Total unused credit availability	$77.6	$73.1

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2014	2013	2012
Total operating cash flow provided by operating activities	$16,263	$24,181	$16,829

Acquisitions of property and equipment	(1,151)	(1,377)	(273)
Net cash paid for acquisition	(44,399)	(104,432)	(4,000)
Net proceeds from sale of property and equipment	7,738	215	382

Net cash used in investing activities	(37,812)	(105,594)	(3,891)

Net (repayments) borrowings on credit lines	$(2,909)	$3,366	$—
Borrowings of long-term debt	$35,000	$100,000	$—
Repayments of long-term debt	$(8,867)	$(14,218)	$—
Deferred financing fees paid	$(370)	$(2,730)	$—
Proceeds from exercise of stock options	$1,383	$1,364	$248
Cash paid for repurchase of common shares	$(973)	$(2,365)	$(456)
Excess tax benefit from stock options exercised	$923	$—	$—
Dividends paid to common shareholders	$(5,937)	$(4,337)	$(2,460)

Net cash provided by (used in) financing activities	$18,250	$81,080	$(2,668)

Net (decrease) increase in cash and cash equivalents	$(3,299)	$(333)	$10,270

In 2014, $16.3 million of cash was provided by operating activities as compared with $24.2 million provided in 2013. The $7.9 million decrease in cash flow from operating activities was due primarily to a few unfavorable net working capital items in 2014 compared to 2013. The incremental cash provided was comprised of $2.5 million in accounts receivable, $2.0 million in inventories, $1.5 million in accounts payable and accrued expenses and $0.6 million in prepaid expenses and other assets. The incremental cash used was comprised of $6.6 million in costs in excess of billings, $2.2 million in billings in excess of costs, $1.2 million in income taxes payable, $1.7 million in other liabilities and $2.5 million in accrued litigation settlement.

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

In 2014, $37.8 million of cash was used in investing activities as compared with $105.6 million in 2013. Investing activities in 2014 were comprised of $44.4 million cash paid for acquisitions and $1.2 million for capital expenditures for property and equipment and offset by $7.7 million proceeds from sale of property and equipment, as compared with $104.4 million cash paid for acquisitions, $0.2 million proceeds from sale of equipment and $1.4 million for capital expenditures for property and equipment in 2013.

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

Financing activities in 2014 provided net cash of $18.3 million, which consisted primarily of net borrowings of $35.0 million and proceeds from exercise of options of $1.4 million, less dividends paid to our shareholders of

$5.9 million, cash used to repurchase common stock of $1.0 million and repayments of long-term debt and borrowings of $11.8 million. Financing activities in 2013 provided net cash of $81.1 million, which consisted primarily of net borrowings of $89.1 million and proceeds from exercise of options of $1.4 million, less dividends paid to our common shareholders of $4.3 million, cash used to repurchase common stock of $2.4 million, repayments of long-term debt of $14.2 million, and deferred financing fees paid of $2.7 million.

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

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2014 and 2013, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013

On March 4, 2015, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 31, 2015 to all shareholders of record at the close of business on March 19, 2015.

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Company may periodically issue new shares of common stock under the Plan.

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

In connection with the Met-Pro and Emtrol acquisitions, we took on significant additional debt to fund the transaction. See the description of the Credit Facility above. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Employee Benefit Obligations

Based on current assumptions, estimated contributions of $1.4 million may be required in 2015 for the pension plans and $25,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plans are under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$114,224	$8,887	$21,023	$84,314	$—
Interest expense (estimated)	8,621	2,459	4,274	1,888	—
Unconditional purchase obligations (1)	43,424	43,424	—	—	—
Pension and post retirement obligations (2)	2,836	1,360	562	914	—
Operating lease obligations	14,258	3,568	4,950	2,354	3,386
Contingent liabilities related to acquisitions	22,695	8,214	14,481	—	—

Totals	$206,058	$67,912	$45,290	$89,470	$3,386

(1)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.
(2)	Future expected obligations under the Company’s pension plans are include in the contractual cash obligations table above, up to, but not more than five years. The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company projects that it will contribute $1.4 million to its pension plans during the fiscal year ended December 31, 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that, of our significant accounting policies, the following accounting policies involve a higher degree of judgments, estimates, and complexity.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2014, 2013 and 2012.

Inventories

The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. Approximately 12% of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements—generally 10 to 40 years; machinery and equipment—generally two to 15 years).

Intangible assets

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, tradenames, non-compete agreements and employment contracts. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, seven to 10 years for technology, five to 20 years for customer lists, 10 years for tradenames, five years for non-compete agreements and three years for employment contracts.

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

We complete an annual (or more often if circumstances require) impairment assessment of indefinite life intangible assets. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other—Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU”). ASU 2012-02 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of a particular asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

Goodwill

We complete an annual (or more often if circumstances require) impairment assessment of goodwill on a reporting unit level, at or below the operating segment level. The Company applies the provisions of FASB ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 provides an option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, the Company does not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

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

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2014, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3.9 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor pension plans for certain employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2014, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.3 million and the annual pension expense by approximately $7,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $67,000.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2014 was $112.4 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2014. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2014 is $0.3 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Mexico, Great Britain, and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to December 31, 2014 and there are no such contracts outstanding as of December 31, 2014. Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the year ending December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2014, 2013 and 2012 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, that existed as of December 31, 2014, as discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). The management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2014. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HEE, SAT, Emtrol, or Zhongli, which were acquired during the year ended December 31, 2014, and are included in the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. In the aggregate, these acquired businesses constituted approximately 23% and 9% of total assets and net assets, respectively, as of December 31, 2014, and approximately 5% and 11% of net sales and net income, respectively, for the year ended December 31, 2014. Management did not assess the effectiveness of internal control over financial reporting of these acquired businesses because of the timing of the acquisitions which were completed during the year ended December 31, 2014.

As a result of our assessment, our management communicated to the Audit Committee of our Board of Directors and represented to BDO USA, LLP, our independent auditors, that significant deficiencies in the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties, among others, when taken in the aggregate, amount to a material weakness in our internal control over financial reporting.

With respect to our internal control over financial reporting, these significant deficiencies are being discussed among management and our Audit Committee. Management intends to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

Management’s specific remediation to address these significant deficiencies will include among other items: a) enhancing corporate financial reporting resources, particularly for oversight, process improvement and income tax review, b) improving segregation of duties, and c) reinforcing internal policies with all process owners .

Based on the assessment described above, management of the Company believes that as of December 31, 2014, internal control over financial reporting was not effective.

Our independent registered public accounting firm, BDO USA LLP, has issued an attestation report dated March 17, 2015, on the Company’s internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties, among others, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 17, 2015 on those financial statements.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jianjyin Zhongli Industrial Technology Co. Ltd., SAT Technology, Inc., HEE Environmental Engineering, and Emtrol LLC (the “2014 Acquisitions”) which were acquired on December 15, 2014, November 3, 2014, September 26, 2014, and August 13, 2014, respectively, and which are included in the consolidated balance sheet of the Company as of December 31,

2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. The 2014 Acquisitions constituted 23% and 9% of total assets and net assets, respectively, as of December 31, 2014, and 5% and 11% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2014 Acquisitions because of the timing of the acquisitions which were completed as indicated above. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2014 Acquisitions.

In our opinion, CECO Environmental Corp. and Subsidiaries’ did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken or planned by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 17, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 17, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2014 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2014	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan[1]	80,000	$12.03	—
2007 Equity Incentive Plan[2]	1,653,444	$10.02	308,651
Employee Stock Purchase Plan[3]	3,966	$13.21	1,438,079
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,737,410	$10.12	1,746,730

[1]

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

[2]

The 2007 Equity Incentive Plan was approved by our shareholders on May 23, 2007. At a special meeting of our shareholders held on August 26, 2013, shareholders approved an amendment to the 2007 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 600,000 shares. In 2014, 285,777 options were awarded to plan participants under the 2007 Equity Incentive Plan.

[3]	The Employee Stock Purchase Plan was approved by our shareholders on May 21, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.     Financial statements are set forth in this report following the signature page of this report.

2.     Financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.     Exhibit Index. The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K and relate to SEC File No. 0-07099, unless otherwise indicated.

Exhibit Number

2.1	Stock Purchase Agreement, dated as of December 31, 2012, by and among the Company, CECO Group, Inc. and the sellers named therein. (Schedules, exhibits and similar attachments to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

2.2	Share Purchase Agreement, dated as of February 28, 2013, by and among the Company, CECO Environmental Netherlands B.V. and the sellers named therein. (Schedules, exhibits and similar attachments to the Share Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2013)

2.3	Agreement and Plan of Merger, dated as of April 21, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II Inc. (Schedules, exhibits and similar attachments to the Share Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

2.4	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 5, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II LLC (formerly known as Mustang Acquisition II Inc.) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.5	Membership Interest Purchase Agreement, dated as of November 3, 2014, by and among the Company and the sellers named therein. (Schedules, exhibits and similar attachments to the Membership Interest Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

Exhibit Number

3(i)	Certificate of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3(ii)	Bylaws (Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

**10.1	CECO Filters, Inc. Savings and Retirement Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

**10.2	CECO Environmental Corp. 1997 Stock Option Plan and Amendment (Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on March 24, 2000)

**10.3	Amended and Restated 2006 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

**10.4	Summary term sheet of arrangement governing consulting services provided by Icarus Investment Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.5	Warrant Agreement, dated as of December 28, 2006, by and between the Company and Icarus Investment Corp. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2006)

**10.6	CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014)

**10.7	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

**10.8	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.9	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.10	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.11	Executive Employment Agreement, effective as of February 15, 2010, by and between the Company and Jeffrey Lang. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

**10.12	First Amendment to Executive Employment Agreement, effective as of September 4, 2013, by and between the Company and Jeffrey Lang (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

**10.13	Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2011)

10.14	Commitment Letter, dated as of April 21, 2013, from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

10.15	Credit Agreement, dated as of August 27, 2013, by and among the Company and certain subsidiaries of the Company named therein, Bank of America, N.A., Fifth Third Bank, JPMorgan Chase Bank, N.A., RBS Citizens, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Form 8-K with the SEC on August 30, 2013)

Exhibit Number

10.16	Company Guaranty Agreement, dated as of August 27, 2013, by and between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.17	Subsidiary Guaranty Agreement, dated as of August 27, 2013, by and between the Subsidiary Guarantors named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.18	Security Agreement, dated as of August 27, 2013, by and between the Company, the Subsidiary Guarantors named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

**10.19	Letter agreement, effective as of September 3, 2013, by and between the Company and Neal Murphy. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

*10.20	Amendment No. 1 to the Credit Agreement, dated as October 30, 2014, by and among the Company, the Administrative Agent, the Lenders, the L/C Issuers and the Subsidiary Guarantors.

10.21	Amendment No. 2 to the Credit Agreement, dated as November 18, 2014, by and among the Company, the Administrative Agent, the Lenders, the L/C Issuers and the Subsidiary Guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014)

*21	Subsidiaries of the Company

*23.1	Consent of BDO USA, LLP

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ EDWARD J. PRAJZNER
Edward J. Prajzner
Chief Financial Officer and Secretary
March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ JEFFREY LANG Jeffrey Lang Chief Executive Officer and Director	March 17, 2015

Principal Financial and Accounting Officer:

/S/ EDWARD J. PRAJZNER Edward J. Prajzner Chief Financial Officer and Secretary	March 17, 2015

/S/ JASON DEZWIREK Jason DeZwirek Chairman of the Board and Director	March 17, 2015

/S/ ARTHUR CAPE Arthur Cape Director	March 17, 2015

/S/ ERIC M. GOLDBERG Eric M. Goldberg Director	March 17, 2015

/S/ LYNN J. LYALL Lynn J. Lyall Director	March 17, 2015

/S/ JONATHAN POLLACK Jonathan Pollack Director	March 17, 2015

/S/ SETH RUDIN Seth Rudin Director	March 17, 2015

/S/ DONALD A. WRIGHT Donald A. Wright Director	March 17, 2015

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 17, 2015

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,362	$22,661
Accounts receivable, net	58,394	44,364
Costs and estimated earnings in excess of billings on uncompleted contracts	24,371	11,110
Inventories, net	23,416	25,164
Prepaid expenses and other current assets	9,046	6,651
Prepaid income taxes	4,190	3,527
Assets held for sale	4,188	10,959

Total current assets	142,967	124,436
Property, plant and equipment, net	18,961	21,035
Goodwill	167,547	134,062
Intangible assets – finite life, net	58,398	46,611
Intangible assets – indefinite life	19,766	18,419
Deferred income tax asset, net	3,003	66
Deferred charges and other assets	3,723	4,581

	$414,365	$349,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,887	$9,922
Accounts payable and accrued expenses	51,462	34,356
Billings in excess of costs and estimated earnings on uncompleted contracts	14,597	13,486
Income taxes payable	405	1,569

Total current liabilities	75,351	59,333
Other liabilities	27,884	10,302
Debt, less current portion	103,541	79,160
Deferred income tax liability, net	26,365	30,009

Total liabilities	233,141	178,804

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 26,404,869 and 25,724,519 shares issued in 2014 and 2013, respectively	264	257
Capital in excess of par value	168,886	159,566
Accumulated earnings	19,051	11,911
Accumulated other comprehensive loss	(6,621)	(972)

	181,580	170,762
Less treasury stock, at cost, 137,920 shares in 2014 and 2013	(356)	(356)

Total shareholders’ equity	181,224	170,406

	$414,365	$349,210

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2014	2013	2012
Net sales	$263,217	$197,317	$135,052
Cost of sales	178,394	135,762	92,609

Gross profit	84,823	61,555	42,443
Selling and administrative	51,440	37,098	25,429
Acquisition and integration expenses	1,269	7,224	—
Amortization and earn out expenses	10,151	6,761	331
Legal reserves	300	3,500	—

Income from operations	21,663	6,972	16,683
Other income (expense), net	(2,311)	982	(152)
Interest expense (including related parties interest of $0, $0 and $217, respectively)	(3,138)	(1,499)	(1,168)

Income before income taxes	16,214	6,455	15,363
Income tax (benefit) expense	3,137	(102)	4,513

Net income	$13,077	$6,557	$10,850

Earnings per share:
Basic	$0.51	$0.33	$0.73
Diluted	$0.50	$0.32	$0.65
Weighted average number of common shares outstanding:
Basic	25,750,972	20,116,991	14,813,186

Diluted	26,196,901	20,719,951	17,246,058

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2014	2013	2012
Net income	$13,077	$6,557	$10,850

Other comprehensive income (loss), net of tax:
Translation (loss) gain	(1,597)	(22)	59
Minimum pension/postretirement liability adjustment	(4,052)	1,362	(21)

Other comprehensive (loss) income	(5,649)	1,340	38

Comprehensive income	$7,428	$7,897	$10,888

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital in excess of par value	Accum. Earnings	Accum. Other Comp. Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance January 1, 2012	14,654	$146	$44,249	$1,301	$(2,350)	(138)	$(356)	$42,990
Net income for the year ended December 31, 2012				10,850				10,850
Common stock dividends				(2,460)				(2,460)
Exercise of stock options and dividend reinvestment issuances	41		249					249
Share based compensation earned	9		662					662
Conversion of debt to equity	2,400	24	9,576					9,600
Stock repurchase and retirement	(63)		(456)					(456)
Stock issued for acquisition	55	1	520					521
Adjustment for minimum pension/post retirement liability, net of tax of $(14)					(21)			(21)
Translation gain					59			59

Balance December 31, 2012	17,096	$171	$54,800	$9,691	$(2,312)	(138)	$(356)	$61,994
Net income for the year ended December 31, 2013				6,557				6,557
Common stock dividends				(4,337)				(4,337)
Exercise of stock options and dividend reinvestment issuances	316	3	1,361					1,364
Share based compensation earned	3		1,100					1,100
Stock repurchase and retirement	(180)	(2)	(2,363)					(2,365)
Stock issued for acquisitions	8,490	85	104,668					104,753
Adjustment for minimum pension/post retirement liability, net of tax of $870					1,362			1,362
Translation loss					(22)			(22)

Balance December 31, 2013	25,725	$257	$159,566	$11,911	$(972)	(138)	$(356)	$170,406
Net income for the year ended December 31, 2014				13,077				13,077
Common stock dividends				(5,937)				(5,937)
Exercise of stock options and dividend reinvestment issuances	247	3	1,380					1,383
Excess tax benefit from stock options exercised			923					923
Share based compensation earned	7		1,659					1,659
Stock repurchase and retirement	(62)	(1)	(972)					(973)
Stock issued for acquisitions	488	5	6,330					6,335
Adjustment for minimum pension/post retirement liability, net of tax of $(2,483)					(4,052)			(4,052)
Translation loss, net of tax of $(427)					(1,597)			(1,597)

Balance December 31, 2014	26,405	$264	$168,886	$19,051	$(6,621)	(138)	$(356)	$181,224

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Translation (loss) gain	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2012	$(183)	$(2,167)	$(2,350)
2012 activity	59	(21)	38

Balance December 31, 2012	$(124)	$(2,188)	$(2,312)
2013 activity	(22)	1,362	1,340

Balance December 31, 2013	$(146)	$(826)	$(972)
2014 activity	(1,597)	(4,052)	(5,649)

Balance December 31, 2014	$(1,743)	$(4,878)	$(6,621)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$13,077	$6,557	$10,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,268	6,647	1,250
Non-cash interest expense	561	304	227
Gain on sale of property and equipment	(62)	(97)	(70)
Share based compensation expense	1,659	1,100	662
Bad debt expense	299	99	176
Inventory reserve expense (benefit)	566	(105)	102
Excess tax benefit from stock options exercised	(923)	—	—
Deferred income tax (benefit) expense	(3,183)	1,126	454
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,492	2,753	(5,089)
Inventories	1,993	1,680	458
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,625)	(941)	4,823
Prepaid expenses and other current assets	577	1,894	527
Deferred charges and other assets	789	567	203
Accounts payable and accrued expenses	1,465	4,472	319
Accrued litigation settlement	(2,536)	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,169)	(2,147)	1,303
Income taxes payable	(1,164)	(134)	465
Other liabilities	(1,821)	406	169

Net cash provided by operating activities	16,263	24,181	16,829

Cash flows from investing activities:
Acquisitions of property and equipment	(1,151)	(1,377)	(273)
Net cash paid for acquisitions	(44,399)	(104,432)	(4,000)
Net proceeds from sale of assets	7,738	215	382

Net cash used in investing activities	(37,812)	(105,594)	(3,891)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines	(2,909)	3,366	—
Borrowings of long-term debt	35,000	100,000	—
Repayments of long-term debt	(8,867)	(14,218)	—
Deferred financing fees paid	(370)	(2,730)	—
Proceeds from exercise of stock options	1,383	1,364	248
Cash paid for repurchase of common shares	(973)	(2,365)	(456)
Excess tax benefit from stock options exercised	923	—	—
Dividends paid to common shareholders	(5,937)	(4,337)	(2,460)

Net cash provided by (used in) financing activities	18,250	81,080	(2,668)

Net (decrease) increase in cash and cash equivalents	(3,299)	(333)	10,270
Cash and cash equivalents at beginning of year	22,661	22,994	12,724

Cash and cash equivalents at end of year	$19,362	$22,661	$22,994

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of subordinated debt to common stock	$—	$—	$9,600

Common stock issued in business acquisitions	$6,335	$104,753	$521

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Cash paid during the year for:
Interest	$2,816	$1,838	$946

Income taxes	$8,665	$2,237	$2,637

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business—CECO Environmental Corp. and its subsidiaries (the “Company,” “we,” or “our”) is a global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. Through its brands, CECO provides a wide spectrum of products and services including dampers and diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. CECO globally serves a broad range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2014
CECO Group, Inc.	100%
CECO Group Global Holdings LLC	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company	100%
CECO Abatement Systems, Inc.	100%
EFFOX, Inc. (“Effox”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%
Adwest Technologies, Inc. (“Adwest”)	100%
Aarding Thermal Acoustics B.V. (“Aarding”)	100%
Met-Pro Technologies LLC (“Met-Pro”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f/k/a. CECO Filter India Private Limited). The non-controlling interest in CFI is not material.

FKI includes three wholly owned subsidiaries, AVC, Inc. (“AVC.”), Emtrol LLC (“Emtrol”) and SAT Technology, Inc. (“SAT”).

Met-Pro includes 11 wholly owned subsidiaries, Mefiag B. V., Met-Pro Recovery/Pollution Control Technologies, Inc., Strobic Air Corporation, MPC Inc., Met-Pro Industrial Services, Bio-Reaction Industries, Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Holding LLC, Jiangyin Zhongli Industrial Technology Co., Ltd. (“Zhongli’) and Met-Pro Chile Limitada.

CECO Group, Inc. also has two wholly owned subsidiaries in Mexico, CECO Environmental Mexico S de RL de CV and CECO Environmental Services Mexico S de RL de CV.

Met-Pro, a global provider of a wide range of products and services for industrial, commercial, municipal, and residential markets, was acquired in August 2013.

Adwest, a designer and manufacturer of regenerative thermal oxidizers, was acquired in December 2012.

Aarding, a global provider of natural gas turbine exhaust systems and silencer applications, was acquired in February 2013.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

SAT, a leading provider of Volatile Organic Compounds (“VOCs”) abatement solutions for the Chinese air pollution control market, was acquired in September 2014.

Emtrol, a designer and manufacturer of fluid catalytic cracking and industrial cyclone technology, was acquired in November 2014.

Zhongli, a leader in the design and manufacture of power industry damper, diverter and ball mill systems in China, was acquired in December 2014.

Unless indicated, all balances within tables are in thousands except per share amounts. All intercompany balances and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, included in Cash and Cash Equivalents is $1.2 million and $0.7 million, respectively, of cash in support of letters of credit issued by one of the Company’s China subsidiaries related to warranty periods expiring in the future.

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

Inventories—The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. Approximately 12% of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment—Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements—generally 10 to 40 years; machinery and equipment—generally two to 15 years). Upon sale or disposal of property, plant and equipment, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount, less any proceeds from sale, is recorded in income.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Intangible assets—Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, technology, customer lists, tradenames, non-compete agreements and employment contracts. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, seven to 10 years for technology, five to 20 years for customer lists, 10 years for tradenames, five years for non-compete agreements and three years for employment contracts.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. Absent a qualitative determination that the fair value of an asset is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value.

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level, at or below the operating segment level. In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared to their estimated fair values, as calculated by the discounted cash flow method. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Absent a qualitative determination that the fair value of a particular reporting unit is more likely than not to be less than its carrying value, the Company does not need to proceed to the traditional two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the discounted cash flow method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. During 2014 and 2013, the Company capitalized deferred financing fees of $0.4 million and $2.7 million, respectively. Amortization expense was $0.6 million, $0.3 million and $0.2 million for 2014, 2013 and 2012, respectively, and is classified as interest expense. Deferred financing charges on the Company’s subordinated debt of $0.1 million were charged to interest expense during the fourth quarter of 2012 upon the conversion of the debt to equity. As of December 31, 2014 and 2013, remaining capitalized deferred financing costs of $0.5 million and $0.6 million, respectively, are included in deferred charges and other assets and $1.8 million and $1.9 million, respectively, are included as a discount to debt in the accompanying consolidated balance sheets.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at December 31, 2014, 2013 or 2012.

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

The Company recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. When the customer or other parties agree in writing to the amount of the claim to be recovered by the Company, the amount of the claim becomes contractual and is accounted for as an increase in the contract’s total estimated revenue and estimated cost. As actual costs are incurred and revenues are recognized under percentage-of-completion accounting, a corresponding percentage of the revised total estimated profit will therefore be recognized.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Income include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense, changes in life insurance cash surrender value and depreciation. Selling and administrative expenses are charged to expense as incurred.

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

Amortization and earn out expenses—Amortization and earn out expenses on the Consolidated Statements of Income include amortization of intangible assets, and earn-out and contingent compensation expenses related to acquisitions as more fully described in Note 16.

Legal reserves—Legal reserves on the Consolidated Statements of Income are related to certain legal settlements, as more fully described in Note 12.

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

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $1.0 million, $0.5 million and $0.2 million in 2014, 2013 and 2012, respectively.

Research and Development—Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing proprietary process technology and (c) partnering with customers to develop new products.

Income taxes—Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be indefinitely reinvested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

Earnings per share—The computational components of basic and diluted earnings per share for 2014, 2013 and 2012 are below.

	For the Year Ended December 31, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$13,077	25,751	$0.51
Effect of dilutive securities:
Common stock equivalents arising from stock options and employee stock purchase plan	—	446	(0.01)

Diluted net income and earnings per share	$13,077	26,197	$0.50

	For the Year Ended December 31, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$6,557	20,117	$0.33
Effect of dilutive securities:
Common stock equivalents arising from stock options and employee stock purchase plan	—	603	(0.01)

Diluted net income and earnings per share	$6,557	20,720	$0.32

	For the Year Ended December 31, 2012
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$10,850	14,813	$0.73
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	327
Subordinated convertible promissory notes	303	2,106	(0.08)

Diluted net income and earnings per share	$11,153	17,246	$0.65

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there are no unvested restricted stock awards outstanding in 2014, 2013 or 2012 that are not expected to vest. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common shares.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Foreign Currency Translation—The functional currencies of the Company’s subsidiaries in the Netherlands, Brazil, Canada, China, Mexico, and India are the Euro, Real, Canadian Dollar, Renminbi, Peso, and Rupee, respectively, and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and weighted-average rate for the Consolidated Statements of Income, are recorded in Accumulated Other Comprehensive Loss in Shareholders’ equity on the Consolidated Balance Sheets.

Transaction (loss)/gain of $(2.3) million, $1.0 million and $(0.1) million were recognized by the Company in 2014, 2013 and 2012, respectively. The transaction (loss)/gain is recorded on the “Other (expense) income” line of the Consolidated Statements of Income.

Reclassifications—Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Financial Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing U.S. GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to elevate the threshold for a disposal transaction to qualify as a discontinued operation. ASU 2014-08 is effective for disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, including interim periods within those years. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at December 31, 2014, due to their short-term nature or variable, market-driven interest rates.

Concentrations of credit risk:

Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers’ financial condition. As of December 31, 2014, the Company has $11.7 million of cash held internationally, principally in the Netherlands, China and Canada.

3.	Accounts Receivable

(Table only in thousands)	2014	2013
Trade receivables	$15,875	$18,815
Contract receivables	43,218	26,249
Allowance for doubtful accounts	(699)	(700)

	$58,394	$44,364

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $0.5 million and $1.1 million at December 31, 2014 and 2013, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $0.3 million, $0.1 million and $0.2 million during 2014, 2013 and 2012, respectively, while accounts charged to (recovered from) the allowance were $0.3 million, $(35,000) and $0.2 million during 2014, 2013 and 2012, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

4.	Costs and Estimated Earnings on Uncompleted Contracts

(Table only in thousands)	2014	2013
Costs incurred on uncompleted contracts	$97,979	$61,416
Estimated earnings	28,328	21,505

	126,307	82,921
Less billings to date	(116,533)	(85,297)

	$9,774	$(2,376)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,371	$11,110
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,597)	(13,486)

	$9,774	$(2,376)

5.	Inventories

Inventories consisted of the following:

(Table only in thousands)	2014	2013
Raw materials	$18,848	$19,541
Work in process	2,644	3,172
Finished goods	2,492	2,987
Obsolescence allowance	(568)	(536)

	$23,416	$25,164

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $(0.6) million, $(0.1) million and $0.1 million during 2014, 2013 and 2012, respectively. Items charged to the allowance for inventory write-offs were $0.5 million during 2014, zero during 2013, and $0.1 million during 2012.

6.	Property, Plant and Equipment

(Table only in thousands)	2014	2013
Land	$1,328	$2,012
Building and improvements	13,270	12,354
Machinery and equipment	19,588	18,978

	34,186	33,344
Less accumulated depreciation	(15,225)	(12,309)

	$18,961	$21,035

Depreciation expense was $3.7 million, $2.0 million and $0.9 million for 2014, 2013 and 2012, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

7.	Goodwill and Intangible Assets

(Table only in thousands)	Air Pollution Control Segment	Energy Segment	Fluid Handling and Filtration Segment	Totals
Balance of goodwill at December 31, 2012	$12,932	$6,386	$230	$19,548
2013 acquisitions	9,725	7,595	97,001	114,321
Foreign currency translation	—	193	—	193

Balance of goodwill at December 31, 2013	22,657	14,174	97,231	134,062
2014 acquisitions	30,881	3,757	—	34,638
Foreign currency translation	—	(1,153)	—	(1,153)

Balance of goodwill at December 31, 2014	$53,538	$16,778	$97,231	$167,547

As of December 31, 2014, the Company has an aggregate amount of goodwill acquired of $184.6 million and an aggregate amount of impairment losses of $17.1 million, which was recognized in 2009.

	Tradenames
(Table only in thousands)	2014	2013
Beginning balance	$18,419	$3,526
Acquisitions and related adjustments	1,730	14,775
Foreign currency adjustments	(383)	118

	$19,766	$18,419

In performing its goodwill assessment for 2014, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, with the exception of four reporting units, the Company has concluded that it is more likely than not that the fair values of the reporting units with goodwill as of December 31, 2014 exceed the carrying values of these units. Accordingly, the first and second steps of the goodwill impairment test as described in FASB ASC 350-20-35, which includes estimating the fair values of each reporting unit, are not considered necessary for these reporting units and no goodwill impairment charges were recorded in 2014.

The analysis of these qualitative factors for four reporting units with total goodwill of $105.4 million as of December 31, 2014 led to the conclusion that is was not more likely than not that the fair value for these reporting units exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed. The resultant estimated fair value of the reporting units exceeded its carrying value as of December 31, 2014 and no goodwill impairment charges were recorded. The aggregate excess of fair value of the reporting units over their carrying value was not significant. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in the assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

In performing its indefinite life intangible assets assessment for 2014, the Company evaluated the following factors that affect future business performance: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, reporting unit factors and company stock price. As a result of the assessment of these qualitative factors, with the exception of five reporting units, the Company has concluded that it is more likely than not that the fair values of the indefinite life intangible assets as of December 31, 2014 exceed the carrying values of these assets. Accordingly, the next step of the indefinite life intangible asset impairment test, which includes estimating the fair values of each indefinite life intangible assets, is not considered necessary for these reporting units and no impairment charges were recorded in 2014.

The analysis of these qualitative factors for five reporting units with total indefinite life intangible assets of $13.5 million as of December 31, 2014 led to the conclusion that is was not more likely than not that the fair value for these indefinite life intangible assets exceeded their carrying value. Accordingly, the Company estimated the fair value of the indefinite life intangible assets. The resultant estimated fair value of the indefinite life intangible assets exceeded their carrying value as of December 31, 2014 and no impairment charges were recorded. The aggregate excess of fair value of the indefinite life intangible assets over their carrying value was not significant. Management’s projections used to estimate the fair values included increasing sales volumes and operational improvements designed to reduce costs. Changes in the assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.

Similarly, no goodwill or indefinite life intangible asset charges were recorded in 2013 or 2012.

The fair value measurement method used in the Company’s goodwill and indefinite life intangible assets impairment analyses utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

	2014		2013
(Table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,429	$1,427	$1,423	$1,383
Employment agreements	733	461	733	213
Technology	8,677	2,412	8,677	752
Customer lists	59,017	9,094	40,816	3,458
Noncompetition agreements	1,118	34	—	—
Tradename	1,390	23	—	—
Foreign currency adjustments	(800)	(285)	858	90

	$71,564	$13,166	$52,507	$5,896

Amortization expense of finite life intangible assets was $7.6 million, $4.7 million and $0.3 million for 2014, 2013 and 2012, respectively. Amortization over the next five years for finite life intangibles is $10.5 million in 2015, $9.2 million in 2016, $7.9 million in 2017, $6.3 million in 2018, and $5.2 million in 2019.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

8.	Accounts Payable and Accrued Expenses

(Table only in thousands)	2014	2013
Trade accounts payable, including due to subcontractors	$31,882	$23,108
Compensation and related benefits	2,976	2,412
Accrued interest	193	399
Current portion of earn-out liability	8,738	1,812
Accrued warranty	936	1,107
Other accrued expenses	6,737	5,518

	$51,462	$34,356

9.	Senior debt

Debt consisted of the following at December 31, 2014 and 2013:

(Table only in thousands)	December 31, 2014	December 31, 2013

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

– Term loan	$90,072	$63,781
– U.S. Dollar revolving loans	24,000	22,000
– Multi-currency revolving loans	—	—
– Unamortized debt discount	(1,796)	(1,918)

Total outstanding borrowings under Credit Facility	112,276	83,863
Outstanding borrowings under Canadian dollar-denominated Flextor Facility (defined below)	—	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	—	4,909
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25,000 ($30,000 as of December 31, 2014), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	152	310

Total outstanding borrowings	$112,428	$89,082
Less: current portion	8,887	9,922

Total debt, less current portion	$103,541	$79,160

United States Debt

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

On November 18, 2014, the amended the Credit Agreement. Pursuant to the amendment (i) certain lenders provided an additional term loan under the Credit Agreement in an aggregate principal amount of $35.0 million and certain lenders increased their revolving credit commitments in an aggregate principal amount of up to $15.0 million, and (ii) the Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA to include certain pro forma adjustments related to certain acquisitions and other transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) permit additional investments in foreign subsidiaries and additional indebtedness by foreign subsidiaries. The proceeds from the additional term loan were used primarily to finance the acquisition of Emtrol and related expenses. Additionally, the Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $50.0 million.

As of December 31, 2014 and 2013, $9.5 million and $1.3 million of letters of credit, respectively, were outstanding under the Credit Facility. Total unused credit availability under the Credit Facility was $71.5 million and $66.7 million at December 31, 2014 and 2013, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%, plus a margin ranging from 0.5% to 1.5% depending on the Company’s consolidated leverage ratio (“Base Rate”), or a Eurocurrency Rate (as defined in the Credit Agreement) plus 1.5% to 2.5% depending on the Company’s consolidated leverage ratio. Interest on swing line loans is the Base Rate.

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.24% and 2.23% at December 31, 2014 and 2013, respectively.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Company’s obligations under the Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.25 and a consolidated fixed charge

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2014 and 2013, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

During 2014 and 2013, the Company capitalized $0.4 million and $2.7 million, respectively, of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement. As of December 31, 2014 and 2013, capitalized deferred financing costs of $0.5 million and $0.6 million, respectively, are included in deferred charges and other assets and $1.8 million and $1.9 million, respectively, are included as a discount to debt in the accompanying condensed consolidated balance sheets. Amortization expense was $0.6 million, $0.3 million and $0.2 million for 2014, 2013 and 2012, respectively, and is classified as interest expense.

In connection with the execution of the Credit Agreement, the Company’s then-existing credit facility terminated effective August 27, 2013, and all amounts outstanding under such facility, including the outstanding principal balance, were paid in full.

Foreign Debt

The Company had a $5.5 million facilities agreement (Canadian dollar denominated), originally dated November 28, 2007 (as amended from time to time), made between our Canadian subsidiary, Flextor, Inc., as borrower and Caisse/branch Caisse Desjardins du Mont-Saint-Bruno as the lender (“Flextor Facility”). The facilities agreement included (in Canadian dollars) a $2.5 million bank guarantee facility (under the PSG Program from Export Development Canada), a $0.5 million line of credit specific to forward exchange contracts, and a $2.5 million variable (subject to asset value limitations) line of credit for operations. The facility interest rate was the Caisse Central Desjardins’ prime rate plus 0.5%. All of the borrower’s assets were pledged for the facility, and the borrower had to have a working capital ratio of at least 1.25:1, working capital of at least $1.0 million, debt to adjusted tangible net worth ratio of less than 2.50:1, and minimum adjusted tangible net worth of $1.3 million. During 2014, the Company cancelled this facilities agreement. There were no penalties for cancelling the agreement.

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). During 2014, the Aarding Facility was increased from €7.0 to €10.5, all other terms of the agreement remained the same. The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.73% as of December 31, 2014) and the overdraft interest rate is three months Euribor plus 195 basis points (2.03% as of December 31, 2014). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on this facilities agreement.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

10.	Shareholders’ Equity

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2014, 2013 and 2012, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013
$0.045	December 17, 2012	December 31, 2012
$0.045	September 16, 2012	September 30, 2012
$0.035	June 14, 2012	June 28, 2012
$0.035	March 18, 2012	March 28, 2012

On March 4, 2015, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 31, 2015 to all shareholders of record at the close of business on March 19, 2015.

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Plan has had limited participation.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The 2007 Plan permits the granting of stock options and stock awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or stock awards granted to non-employee directors vest in periods of one to three years from the date of grant. Stock options granted to employees generally vest equally over a period of three to five years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to three years from the date of grant for awards subject to service requirements. Stock awards may be granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards also may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2014, 280,000 stock options and 6,000

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

restricted stock awards were granted to plan participants under the 2007 Plan. During 2013, 923,000 stock options were granted to plan participants under the 2007 Plan. No stock awards were granted in 2014, 2013 or 2012. Also, there are no performance-based awards outstanding at either December 31, 2014 or 2013. The number of shares reserved for issuance under the 2007 Plan is 2,600,000, of which 309,000 shares were available for future grant as of December 31, 2014.

Share-based compensation expense for stock options and restricted stock awards under these plans of $1.7 million, $1.1 million and $0.7 million was recorded in the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit related to stock based compensation expense was $0.2 million, $0.3 million, and zero in 2014, 2013 and 2012, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on May 21, 2009.

The ESPP is administered by the Committee. The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1,500,000 shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock.

The ESPP allows employees to purchase shares of common stock at a 15% discount from market price and pay for the shares through payroll deductions. Eligible employees can enter the plan at specific “offering dates” that occur in six month intervals.

The Company recognized employee stock purchase plan expense of $19,000, $19,000 and $16,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are not compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section below.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust, either in cash or in shares of Company common stock, for certain salaried employees of Met-Pro in the United States who are eligible to participate in the Plan. There were no contributions to the Employees’ Stock Ownership Trust for the years ended December 31, 2014, 2013 and 2012. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Options and Restricted Awards

The weighted-average fair value of stock options granted during 2014, 2013 and 2012 was estimated at $6.48, $6.18 and $3.81 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

For 2014, 2013 and 2012, the Company utilized weighted-average volatility factors of 55%, 57% and 60%, respectively.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2014, 2013 and 2012, the Company utilized weighted-average expected term factors of 6.3 years, 6.5 years and 6.2 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2014, 2013 and 2012, the Company utilized a weighted-average risk-free interest rate factor of 2.2%, 2.2% and 1.2%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 1.7%, 1.6% and 1.9% to value options granted during 2014, 2013 and 2012, respectively.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the years ended December 31, 2014, 2013 and 2012 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	1,807	$9.05	7.7 years
Granted	280	13.78
Forfeitures	(121)	12.45
Exercised	(239)	5.18

Outstanding at December 31, 2014	1,727	10.12	8.2 years	$9,390

Exercisable at December 31, 2014	655	5.02	5.8 years	$5,332

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	1,244	$5.18	6.8 years
Granted	923	12.72
Forfeitures	(44)	9.83
Exercised	(316)	4.41

Outstanding at December 31, 2013	1,807	9.05	7.7 years	$12,830

Exercisable at December 31, 2013	557	5.76	5.2 years	$5,786

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,174	$4.74	7.3 years
Granted	163	7.96
Forfeitures	(52)	5.87
Exercised	(41)	5.95

Outstanding at December 31, 2012	1,244	5.18	6.8 years	$6,198

Exercisable at December 31, 2012	614	5.36	5.9 years	$3,086

Information related to all restricted stock awards under the 2007 Plan for the year ended December 31, 2014 is shown in the table below. No restricted stock awards were outstanding during the years ended December 31, 2013 and 2012.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	6	14.41
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2014	6	14.41

The Company received $1.2 million in cash from employees exercising options during the year ended December 31, 2014, $1.4 million in cash from employees exercising options during the year ended December 31, 2013 and $0.2 million from employees exercising options during the year ended December 31, 2012. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $2.7 million and $0.1 million, respectively. Unrecognized compensation expense related to nonvested shares of stock options and restricted stock was $5.4 million at December 31, 2014 and will be recognized over a weighted average vesting period of 4.0 years.

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods, none of which extended into 2014, 2013 or 2012. Fair value of warrants was determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus Investment Corp. (“Icarus”), a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2014 and 2013.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Stock Purchase

During 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired.

During 2013, pursuant to the approval of the Board of the Directors of the Company, the Company purchased 180,000 shares of common stock held by the Company’s Chief Executive Officer. The shares were purchased at the then-current market price of $13.14 for a total transaction value of $2.4 million and the shares were immediately retired.

During 2012, the Company purchased 63,000 shares of common stock for a total of $0.5 million pursuant to a stock repurchase program announced in August 2011 under which the Company was able to repurchase up to 500,000 shares of the Company’s common stock over an eighteen-month period. The repurchased shares were immediately retired.

Convertible Debt

During 2012, subordinated convertible promissory notes (“Investor Notes”) in the aggregate principal amount of $9.6 million were converted into 2,400,000 shares of common stock. The Investor Notes were with a group of investors including the following related parties: Icarus, which is controlled by Jason DeZwirek, our Chairman; JMP Fam Holdings, Inc., which is controlled by Jonathan Pollack, one of our directors; and Harvey Sandler Revocable Trust, which owns over 10% of our outstanding common stock.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2014, 2013 and 2012, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits			Other Benefits
(Table only in thousands)	2014	2013	2012	2014	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$32,311	$8,535	$7,886	n/a	n/a	n/a
Accumulated postretirement benefit obligation	n/a	n/a	n/a	$116	$89	$146
Projected benefit obligation from acquisition	—	24,364	—	—	—	—
Service cost	204	126	58	—	—	—
Interest cost	1,428	676	328	5	3	6
Amendments	—	—	—	24	44	—
Actuarial (gain)/loss	6,015	(509)	629	38	8	(43)
Administrative expenses	(174)	(126)	—	—	—	—
Benefits paid	(1,576)	(755)	(366)	(28)	(28)	(20)

Projected benefit obligation at end of year	38,208	32,311	8,535	155	116	89

Change in plan assets:
Fair value of plan assets at beginning of year	25,822	5,549	5,020	—	—	—
Fair value of plan assets from acquisition	—	18,654	—	—	—	—
Actual return on plan assets	1,404	2,291	603	—	—	—
Employer contribution	1,826	209	292	28	28	20
Administrative expenses	(174)	(126)	—	—	—	—
Benefits paid	(1,576)	(755)	(366)	(28)	(28)	(20)

Fair value of plan assets at end of year	27,302	25,822	5,549	—	—	—

Funded status	$(10,906)	$(6,489)	$(2,986)	$(155)	$(116)	$(89)

Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$—	$(25)	$(21)	$(15)
Defined benefit liabilities included in other liabilities	(10,906)	(6,489)	(2,986)	(130)	(95)	(74)
Deferred tax benefit (expense) associated with accumulated other comprehensive loss (income)	2,983	608	1,505	8	(18)	(45)
Accumulated other comprehensive loss (income), net of tax	4,865	856	2,257	14	(27)	(67)

Net amount recognized	$(3,058)	$(5,025)	$776	$(133)	$(161)	$(201)

Other comprehensive income (loss):
Net loss (gain)	$6,561	$(1,926)	$404	$38	$8	$(43)
Prior service cost	—	—	—	24	44	—
Amortization of prior service cost	(4)	(1)	(1)	(6)	—	—
Amortization of net actuarial loss	(173)	(370)	(332)	11	14	8

Total recognized in other comprehensive income	$6,384	$(2,297)	$71	$67	$66	$(35)

Accumulated other comprehensive income (loss):
Net (gain) loss	$7,848	$1,460	$3,757	$(40)	$(89)	$(112)
Prior service cost	—	4	5	62	44	—

Amount recognized in accumulated other comprehensive income (loss)	$7,848	$1,464	$3,761	$22	$(45)	$(112)

Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	3.75%	4.50%	3.75%	3.75%	4.50%	3.75%
Compensation increase rate	n/a	n/a	n/a	n/a	n/a	n/a

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

During 2014, the Company updated the mortality table (RP-2014 Total Mortality Table) in the underlying assumptions used to determine benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were an increase in the minimum liability of $4.0 million in 2014, a decrease of $1.4 million in 2013 and an increase of $21,000 in 2012.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 are as follows:

(Table only in thousands)	2014	2013	2012
Service cost	$204	$126	$58
Interest cost	1,428	676	328
Expected return on plan assets	(1,950)	(871)	(377)
Net amortization and deferral	177	370	333

Net periodic benefit cost	$(141)	$301	$342

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	4.50%	3.75% to 4.50%	4.25%
Expected return on assets	7.50%	7.50%	7.50%
Compensation increase rate	n/a	n/a	n/a

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

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are $0.2 million and $-0-, respectively. The net gain and prior service cost for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is $(3,000) and $9,000, respectively.

The net periodic benefit cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying Consolidated Statements of Income was $-0-, $(11,000) and $(3,000) for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average discount rate to determine the net periodic benefit cost for 2014, 2013 and 2012 was 4.50%, 3.75% and 4.25%, respectively.

Changes in health care costs have no effect on the plan as future increases are assumed by the retirees.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

	Target Allocation 2015	Percentage of Plan Assets
		2014	2013
Asset Category:
Equity securities	70%	64% - 67%	64% - 73%
Debt securities	30%	33% - 36%	27% - 36%

Total	100%	100%	100%

Estimated pension plan cash obligations are $1.7 million, $1.8 million, $1.8 million, $1.9 million, and $2.0 million for 2015—2019, respectively, and a total of $10.9 million for the years 2020 through 2024. Estimated healthcare plan cash obligations are $25,000, $23,000, $21,000, $18,000, and $16,000 for 2015–2019, respectively, and a total of $54,000 for the years 2020 through 2024.

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

The levels assigned to the defined benefit plan assets as of December 31, 2014, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,310	$—	$—	$1,310
Equity securities	18,274	—	—	18,274
Debt securities	7,718	—	—	7,718

Total assets	$27,302	$—	$—	$27,302

The levels assigned to the defined benefit plan assets as of December 31, 2013, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,106	$—	$—	$1,106
Equity securities	17,590	—	—	17,590
Debt securities	7,126	—	—	7,126

Total assets	$25,822	$—	$—	$25,822

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

The Company participation in these plans for the annual period ended December 31, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014, 2013 and 2012 is for the plan’s year-end at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	FIF: Yes -Implemented RP: Yes - Implemented	No	various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Red	RP: Yes - Implemented	No	May 31, 2016
Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2017
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	May 1, 2018

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2013. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2014.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $0.8 million, $1.6 million and $1.8 million in 2014, 2013 and 2012, respectively.

We have a profit sharing and 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. Effective January 1, 2014, the matching contribution was increased to 100% of the first 3% and 50% of the next 3% of the employee deferral for a maximum match of 4.5%. We made aggregate matching contributions and discretionary contributions of $1.1 million, $0.4 million, and $0.4 million during 2014, 2013, and 2012, respectively.

The Company has a 401(k) profit sharing plan in which former employees of Met-Pro in the United States are eligible to participate, following the completion of one year of service and after attaining age 21. Pursuant to

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

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

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

(Table only in thousands) December 31,	Commitment
2015	$3,568
2016	2,895
2017	2,055
2018	1,658
2019	696
2020 and thereafter	3,386

$14,258

Total rent expense under all operating leases for 2014, 2013 and 2012 was $2.9 million, $2.5 million and $1.8 million, respectively.

Legal Proceedings

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2014 for cases involving asbestos-related claims were $0.8 million which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 195 cases pending against the Company as of December 31, 2014 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 173 cases that were pending as of January 1, 2014. During 2014, 51 new cases were filed against the Company, and the Company was dismissed from 29 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

On October 12, 2012 the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund. The Company settled this claim with the Union and recorded $3.5 million of legal reserve expense in 2013.

One of our subsidiaries, FKI, was a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. The Company is vigorously disputing this claim and believes the insurer had the duty to defend the Company.

On October 3, 2014, Viron International (“Viron”) filed a complaint against us and our subsidiary, the Kirk and Blum Manufacturing Company (“Kirk & Blum”), in the United States District Court for the Western District of Texas (the “Court”) seeking damages against us and Kirk & Blum for alleged breach of contract. After a trial on January 12, 2015, on February 27, 2015, the Court issued Findings of Fact and Conclusions of Law that provide that we and Kirk & Blum breached our contract with Viron and that Viron is entitled to damages in the amount of approximately $0.6 million plus attorneys’ fees. Additionally, the Court concluded that we and Kirk & Blum are not entitled to an offset for the invoiced amounts of $0.2 million not paid by Viron under the contract. The Company is vigorously defending this claim and believes it has complied with the provisions of the contract.

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, Contingencies, and related guidance, we record reserves for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

13.	Income Taxes

Income before income taxes was generated in the United States and globally as follows:

(Table only in thousands)	2014	2013	2012
Domestic	$14,638	$5,442	$13,745
Foreign	1,576	1,013	1,618

	$16,214	$6,455	$15,363

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2014, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3.9 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Income tax provision consisted of the following for the years ended December 31:

(Table only in thousands)	2014	2013	2012
Current:
Federal	$4,672	$(1,660)	$2,765
State	947	(191)	805
Foreign	1,624	623	489

	7,243	(1,228)	4,059

Deferred:
Federal	(3,033)	1,000	377
State	(367)	178	110
Foreign	(706)	(52)	(33)

	(4,106)	1,126	454

	$3,137	$(102)	$4,513

The income tax provision differs from the statutory rate due to the following:

(Table only in thousands)	2014	2013	2012
Tax expense at statutory rate	$5,675	$2,194	$5,223
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	416	311	694
Domestic Production Activities deduction	(670)	(295)	(415)
Change in uncertain tax position reserves	388	599	110
Permanent differences	58	510	—
Impact of foreign rate differences and adjustments	296	(295)	(94)
Current and prior years R&D tax credits	(3,026)	(3,649)	(1,100)
Other	—	112	95
Non-deductible transaction costs	—	411	—

	$3,137	$(102)	$4,513

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(Table only in thousands)	2014	2013
Gross deferred tax assets:
Accrued expenses	$106	$120
Reserves on assets	870	805
Stock-based compensation awards	43	552
Revaluation of debt	721	—
State, foreign and local net operating loss carry-forwards	206	242
Deferred state taxes	885	—
Valuation allowances	(87)	(149)

	2,744	1,570

Gross deferred tax liabilities:
Foreign deferral on assets	(739)	(348)
Depreciation	(2,189)	(3,215)
Goodwill and intangibles	(21,867)	(24,904)
Prepaid expenses	(719)	(551)
Inventory	(868)	(790)
Revaluation of debt	—	(283)
Minimum pension / post retirement	(397)	(1,423)

	(26,779)	(31,514)

Net deferred liabilities	$(24,035)	$(29,944)

Reconciliation to amounts reported in the balance sheet follows:

	2014	2013
Net current deferred tax assets included in other current assets	$1,066	$699
Net non-current deferred tax assets	3,003	66
Net current deferred tax liabilities included in accounts payable and accrued expenses	(1,739)	—
Net non-current deferred tax liabilities	(26,365)	(30,009)

Net deferred tax liability	$(24,035)	$(29,244)

As of December 31, 2014, the Company has state and local net operating loss carry forwards of $1.9 million which expire from 2018 to 2031. The Company has recorded a valuation allowance on these state and local net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in overseas jurisdictions totaling $2.6 million. A full valuation allowance has been established against these losses. As of both December 31, 2014 and 2013, the Company has recorded a valuation reserve in the amount of $0.1 million. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $0.1 million, $8,000, and $(43,000) in 2014, 2013, and 2012, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company accounts for uncertain tax positions pursuant to FASB ASC Topic 740. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The reserve for uncertain tax positions is not expected to change significantly in the next twelve months. A reconciliation of the beginning and ending amount of uncertain tax position reserves included in other liabilities on the Consolidated Balance Sheets is as follows:

(Table only in thousands)	2014	2013
Balance as of January 1,	$763	$162
Additions for tax positions current year	188	120
Additions for tax positions taken in prior years	266	481
Reductions for expirations on tax positions of prior years	(51)	—

Balance as of December 31,	$1,166	$763

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2009 remain open for examination by Federal and all significant state and foreign authorities.

14.	Related Party Transactions

During 2014, 2013 and 2012, we paid fees of $0.4 million per year to Icarus for management consulting services. These services were provided by Jason DeZwirek and Phillip DeZwirek, our Chairman of our Board and retired Chairman of the Board, respectively, through Icarus. During 2014, 2013 and 2012, we paid fees of $0.1 million, $0.3 million and $0.1 million, respectively, for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services.

15.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2014 or 2013.

For 2014, 2013 and 2012, sales to customers outside the United States, including export sales, accounted for approximately 30%, 22% and 14%, respectively, of consolidated net sales. The largest portion of export sales was destined for Europe, China, and Canada. Generally, sales are denominated in U.S. dollars. Of consolidated long lived assets, $49.2 million and $35.4 million were located outside of the United States as of December 31, 2014 and 2013, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

16.	Acquisitions

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the Framework Agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million. There were no adjustments to fair value of the earn-out at December 31, 2014. The first year of the estimated earn-out payable of $6.1 million is recorded in “Accounts payable and accrued expenses” and the balance of $11.0 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

Zhongli is a leader in the design and manufacture of power industry damper, diverter and ball mill systems in China, which complements our Energy Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $1,025)	$16,223
Property and equipment	1,477
Goodwill	3,757
Intangible – finite life, net	4,262
Intangible – indefinite life	960

Total assets acquired	26,679
Current liabilities assumed	(845)
Deferred tax liabilities	(1,739)

Net assets acquired	$24,095

During 2014, Zhongli accounted for $0.1 million of revenue and zero of net income included in the Company’s results.

Emtrol

On November 3, 2014, the Company acquired 100% of the membership interests of Emtrol. The Company paid cash at closing of $31.9 million, which was financed with additional debt. The Company also issued 453,858 shares of the Company’s common stock with an agreed upon value of $6.0 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former members contain restrictions on sale or transfer for periods ranging from one to two years from the acquisition date. Accordingly, the preliminary fair value of the common stock issued has been determined to be $5.8 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Emtrol and its subsidiary are engaged in the business of designing and manufacturing of fluid catalytic cracking and industrial cyclone technology for a variety of industries including the refinery, petrochemical, and chemical sectors, which complements our Air Pollution Control Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $1,738)	$11,285
Property and equipment	125
Goodwill	23,635
Intangible – finite life, net	12,890

Total assets acquired	47,935
Current liabilities assumed	(10,173)

Net assets acquired	$37,762

During 2014, Emtrol accounted for $9.8 million of revenue and $1.3 million of net income included in the Company’s results.

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at December 31, 2014. The first year of the estimated earn-out payable of $0.3 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.7 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

SAT is a leading provider of volatile organic compounds abatement solutions for the Chinese air pollution control market, which complements our Air Pollution Control Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$1,831
Property and equipment	10
Goodwill	1,602
Intangible – finite life, net	840
Intangible – indefinite life	260

Total assets acquired	4,543
Current liabilities assumed	(1,868)
Deferred tax liabilities	(275)

Net assets acquired	$2,400

During 2014, SAT accounted for $1.0 million of revenue and zero net income included in the Company’s results.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the acquisition date. Accordingly, the preliminary fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at December 31, 2014. The first year of the estimated earn-out payable of $0.7 million is recorded in “Accounts payable and accrued expenses” and the balance of $1.3 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

HEE is a leading North American designer and manufacturer of scrubbers and fans for the air pollution control market, which complements our Air Pollution Control Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$913
Property and equipment	158
Goodwill	5,644
Intangible – finite life, net	2,690
Intangible – indefinite life	510

Total assets acquired	9,915
Current liabilities assumed	(415)

Net assets acquired	$9,500

During 2014, HEE accounted for $2.3 million of revenue and $0.1 million net income included in the Company’s results.

For the acquisitions which occurred during 2014, the approximate fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. The fair value measurement method used to measure the assets acquired and liabilities assumed utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the acquired businesses future operating results, the implied fair value of assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company’s future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Aarding

On February 28, 2013, the Company acquired Aarding. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued has been determined to be $6.8 million which reflects the closing price of the Company’s common stock on the closing date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($4.9 million as of December 31, 2014) is contingent upon the future employment by the sellers and, therefore, has been classified as prepaid compensation by the Company. As of December 31, 2014 and 2013, the current portion of the prepaid compensation of $1.0 million and $1.1 million, respectively, is in “Prepaid expenses and other current assets,” while the non-current portion of $2.1 million and $3.5 million, respectively, is in “Deferred charges and other assets” on the Consolidated Balance Sheets. For the twelve months ended December 31, 2014 and 2013, $1.1 million and $0.9 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Income. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($6.7 million as of December 31, 2014) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the sellers. Accordingly, no value for the potential earnout consideration has been allocated to the purchase price of Aarding as any such payments will be reported as future compensation expense by the Company. For the twelve months ended December 31, 2014 and 2013, $1.5 million and $1.3 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Income. As of December 31, 2014 and 2013, an accrual of $1.1 million and $1.3 million, respectively, relating to the earn-out is included within “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2014.

(Table only in thousands)
Current assets	$15,062
Property and equipment	959
Goodwill	7,595
Intangible – finite life, net	13,477
Intangible – indefinite life	2,865

Total assets acquired	39,958
Current liabilities assumed	(8,277)
Deferred income tax liability	(4,086)

Net assets acquired	$27,595

Met-Pro

On August 27, 2013, the Company completed its acquisition of Met-Pro. Met-Pro’s shareholders had the option to elect to exchange each share of Met-Pro common stock for either (i) $13.75 in cash, without interest, or (ii) shares of the Company’s common stock valued at $13.75, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on August 26, 2013, the last trading day before the closing of the merger, subject to a collar so that there was a maximum exchange ratio of 1.3520

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

shares of the Company’s common stock for each share of Met-Pro common stock and a minimum of 1.0000 share of the Company’s common stock for each share of Met-Pro common stock, subject to certain exceptions and with overall elections subject to proration.

Approximately 51.6% of the shares of Met-Pro common stock converted into the right to receive the $13.75 cash consideration, for an approximate total of $104.4 million. The Company’s common stock trading price for the 15 day period was $12.6814. As a result, each of the remaining shares of Met-Pro common stock converted into the right to receive 1.0843 shares of Company common stock, or an approximate total of 7,726,235 shares of Company common stock in aggregate.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2014.

(Table only in thousands)
Current assets	$68,766
Property and equipment	15,773
Other assets	1,375
Assets held for sale (a)	10,886
Goodwill	106,726
Intangible – finite life, net	35,810
Intangible – indefinite life	11,910

Total assets acquired	251,246
Current liabilities assumed	(13,638)
Deferred income tax liability	(28,958)
Long term liabilities assumed	(6,078)

Net assets acquired	$202,572

(a)	The assets held for sale consists of primarily real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to Held for Sale. The Company expects to complete the sale of the subject assets within the next twelve months. Three properties were sold during 2014 for total proceeds of $6.7 million.

Goodwill related to the Aarding, Met-Pro, HEE, and Emtrol acquisitions is not deductible for tax purposes. Goodwill related to the Zhongli and SAT acquisitions is deductible for tax purposes.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

The following unaudited pro forma information represents the Company’s results of operations as if the HEE, SAT, Emtrol, and Zhongli acquisitions had occurred as of January 1, 2013, and the Met-Pro and Aarding acquisitions had occurred as of January 1, 2012:

	Year Ended December 31,
(Table only in thousands)	2014	2013	2012
Net sales	$335,101	$337,767	$281,345
Net income	$16,619	$15,958	$12,933
Earnings per share:
Basic	$0.64	$0.67	$0.55
Diluted	$0.62	$0.61	$0.51

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses, eliminate intercompany transactions between the Company and Aarding, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Goodwill recognized on all of the above acquisitions represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies.

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

Effective January 1, 2014, the Company implemented an internal reorganization related to the integration of recent acquisitions, which resulted in three reportable segments, defined as follows:

Air Pollution Control Segment

Our Air Pollution Control Segment is comprised of Adwest, HEE-Duall Air and Odor Technologies, Busch, Buell Energy Cyclones, Emtrol, Flex-Kleen Dust Collection Technologies, FKI, Kirk & Blum, KB Duct, and

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

SAT. This segment provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

Energy Segment

Our Energy Segment is comprised of Aarding, Effox, Flextor, AVC, Zhongli. This segment provides the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

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

	2014	2013	2012
Net Sales (less intra-, inter-segment sales)
(Table only in thousands)
Air Pollution Control Segment	$127,707	$101,150	$88,582
Energy Segment	70,285	69,355	40,194
Fluid Handling and Filtration Segment	65,638	25,199	6,191
Corporate and Other (1)	(413)	1,613	85

Net sales	$263,217	$197,317	$135,052

(1)	Includes adjustment for revenue on intercompany jobs.

	2014	2013	2012
Income (Loss) from Operations
(Table only in thousands)
Air Pollution Control Segment	$16,803	$15,422	$14,635
Energy Segment	7,799	9,336	7,574
Fluid Handling and Filtration Segment	13,188	1,443	998
Corporate and Other (2)	(14,297)	(17,756)	(6,460)
Eliminations	(1,830)	(1,473)	(64)

Income from operations	$21,663	$6,972	$16,683

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

	December 31,
	2014	2013	2012
Property and Equipment Additions
(Table only in thousands)
Air Pollution Control Segment	$486	$266	$225
Energy Segment	136	476	26
Fluid Handling and Filtration Segment	486	628	—
Corporate and Other	43	7	22

Property and equipment additions	$1,151	$1,377	$273

	2014	2013	2012
Depreciation and Amortization
(Table only in thousands)
Air Pollution Control Segment	$2,263	$1,264	$747
Energy Segment	2,329	2,174	255
Fluid Handling and Filtration Segment	6,545	3,048	36
Corporate and Other	131	161	212

Depreciation and amortization	$11,268	$6,647	$1,250

	December 31,
	2014	2013
Identifiable Assets
(Table only in thousands)
Air Pollution Control Segment	$133,899	$74,556
Energy Segment	91,850	76,960
Fluid Handling and Filtration Segment	172,779	186,320
Corporate and Other (3)	15,837	11,374

Identifiable assets	$414,365	$349,210

(3)	Corporate assets primarily consist of cash and income tax related assets.

	December 31,
	2014	2013
(Table only in thousands)
Air Pollution Control Segment	$53,538	$22,657
Energy Segment	16,778	14,174
Fluid Handling and Filtration Segment	97,231	97,231

Goodwill	$167,547	$134,062

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2014
			Less Inter-Segment Sales
	Total Sales	Intra-Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Air Pollution Control Segment	$136,544	$(7,089)	$—	$(1,403)	$(345)	$—	$127,707
Energy Segment	76,302	(5,964)	(53)	—	—	—	70,285
Fluid Handling and Filtration Segment	67,558	(1,845)	(75)	—	—	—	65,638
Corporate and Other (4)	—	—	—	—	—	(413)	(413)

Net Sales	$280,404	$(14,898)	$(128)	$(1,403)	$(345)	$(413)	$263,217

	Year Ended December 31, 2013
			Less Inter-Segment Sales
	Total Sales	Intra-Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Air Pollution Control Segment	$108,939	$(6,552)	$—	$(831)	$(406)	$—	$101,150
Energy Segment	71,455	(1,921)	(179)	—	—	—	69,355
Fluid Handling and Filtration Segment	26,181	(721)	(261)	—	—	—	25,199
Corporate and Other (4)	1,478	—	—	—	—	135	1,613

Net Sales	$208,053	$(9,194)	$(440)	$(831)	$(406)	$135	$197,317

	Year Ended December 31, 2012
			Less Inter-Segment Sales
	Total Sales	Intra-Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Air Pollution Control Segment	$95,358	$(5,451)	$—	$(346)	$(979)	$—	$88,582
Energy Segment	40,650	(7)	(449)	—	—	—	40,194
Fluid Handling and Filtration Segment	6,229	—	(38)	—	—	—	6,191
Corporate and Other (4)	19	—	—	—	—	66	85

Net Sales	$142,256	$(5,458)	$(487)	$(346)	$(979)	$66	$135,052

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

18.	Quarterly Data (Unaudited)

Earnings per share amounts are computed independently each quarter. Accordingly, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
(Table only in thousands)	First	Second	Third	Fourth
Year ended December 31, 2014
Net sales	$57,170	$66,641	$63,300	$76,106
Gross profit	19,729	21,449	21,058	22,587
Net income	3,021	4,493	3,703	1,860
Basic earnings per share	$0.12	$0.18	$0.14	$0.07
Diluted earnings per share	$0.12	$0.17	$0.14	$0.07

Year ended December 31, 2013
Net sales	$34,361	$44,433	$49,796	$68,727
Gross profit	11,184	14,297	14,554	21,520
Net income (loss)	2,208	3,043	(1,461)	2,767
Basic earnings per share	$0.13	$0.17	$(0.07)	$0.11
Diluted earnings per share	$0.12	$0.17	$(0.07)	$0.11