Form 10-Q
period 2015-03-31
CECO ENVIRONMENTAL CORP
filed 2015-05-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 26,421,761 shares of common stock, par value $0.01 per share, as of May 4, 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2015

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,990	$19,362
Accounts receivable, net	59,193	58,394
Costs and estimated earnings in excess of billings on uncompleted contracts	31,985	24,371
Inventories, net	23,818	23,416
Prepaid expenses and other current assets	8,629	9,046
Prepaid income taxes	4,373	4,190
Assets held for sale	4,033	4,188

Total current assets	151,021	142,967
Property, plant and equipment, net	17,739	18,961
Goodwill	168,126	167,547
Intangible assets-finite life, net	54,833	58,398
Intangible assets-indefinite life	19,465	19,766
Deferred charges and other assets	6,244	6,726

	$417,428	$414,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$11,463	$8,887
Accounts payable and accrued expenses	57,117	51,462
Billings in excess of costs and estimated earnings on uncompleted contracts	15,029	14,597
Income taxes payable	265	405

Total current liabilities	83,874	75,351
Other liabilities	26,997	27,884
Debt, less current portion	101,442	103,541
Deferred income tax liability, net	25,783	26,365

Total liabilities	238,096	233,141

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 26,411,511 and 26,404,869 shares issued in 2015 and 2014, respectively	264	264
Capital in excess of par value	169,420	168,886
Accumulated earnings	17,510	19,051
Accumulated other comprehensive loss	(7,506)	(6,621)

	179,688	181,580
Less treasury stock, at cost, 137,920 shares in 2015 and 2014	(356)	(356)

Total shareholders’ equity	179,332	181,224

	$417,428	$414,365

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2015	2014
Net sales	$80,985	$57,170
Cost of sales	60,010	37,441

Gross profit	20,975	19,729
Selling and administrative expenses	13,661	11,679
Acquisition and integration expenses	331	70
Amortization and earn-out expenses	4,004	2,488

Income from operations	2,979	5,492
Other expense, net	(1,736)	(106)
Interest expense	(960)	(742)

Income before income taxes	283	4,644
Income tax expense	85	1,623

Net income	$198	$3,021

Earnings per share:
Basic	$0.01	$0.12

Diluted	$0.01	$0.12

Weighted average number of common shares outstanding:
Basic	26,271,316	25,606,352
Diluted	26,660,595	26,115,512

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2015	2014
Net income	$198	$3,021

Other comprehensive loss:
Foreign currency translation, net of tax	(885)	(238)

Other comprehensive loss	(885)	(238)

Comprehensive income (loss)	$(687)	$2,783

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$198	$3,021
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,452	2,770
Gain on sale of property and equipment	—	(15)
Non-cash interest expense included in net income	161	137
Share-based compensation expense	463	375
Bad debt expense	45	57
Inventory reserve expense	129	182
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(844)	861
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,614)	737
Inventories	(531)	215
Prepaid expense and other current assets	234	(31)
Deferred charges and other assets	443	(160)
Accrued litigation settlement	—	(2,536)
Accounts payable and accrued expenses	4,312	(4,209)
Billings in excess of costs and estimated earnings on uncompleted contracts	432	(1,206)
Income taxes payable	(140)	658
Other liabilities	220	19

Net cash provided by operating activities	960	875

Cash flows from investing activities:
Acquisitions of property and equipment	(119)	(415)
Proceeds from sale of property and equipment	100	4,814

Net cash (used in) provided by investing activities	(19)	4,399

Cash flows from financing activities:
Net borrowings on revolving credit lines	2,589	—
Repayments of debt	(2,234)	(7,012)
Proceeds from employee stock purchase plan and exercise of stock options	71	561
Repurchases of common stock	—	(973)
Dividends paid to common shareholders	(1,739)	(1,284)

Net cash used in financing activities	(1,313)	(8,708)

Net decrease in cash and cash equivalents	(372)	(3,434)
Cash and cash equivalents at beginning of period	19,362	22,661

Cash and cash equivalents at end of period	$18,990	$19,227

Cash paid (refunded) during the period for:
Interest	$792	$759

Income taxes	$(1,561)	$553

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

During 2014, the Company completed four acquisitions, including i) in August 2014, HEE Environmental Engineering (“HEE”), ii) in September 2014, SAT Technology, Inc. (“SAT”), iii) in November 2014, Emtrol LLC (“Emtrol”), and iv) in December 2014, Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”). The results of their operations have been consolidated with our results following the acquisition dates. For a more complete discussion of the transactions, refer to Note 16.

2.	New Financial Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to elevate the threshold for a disposal transaction to qualify as a discontinued operation. ASU 2014-08 is effective for disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, including interim periods within those years. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

3.	Accounts Receivable

(Table only in thousands)	March 31, 2015	December 31, 2014
Trade receivables	$11,218	$15,875
Contract receivables	48,702	43,218
Allowance for doubtful accounts	(727)	(699)

	$59,193	$58,394

The provision for doubtful accounts was $45,000 and $0.1 million for the three-month periods ended March 31, 2015 and 2014, respectively.

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

(Table only in thousands)	March 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$103,990	$97,979
Estimated earnings	31,278	28,328

	135,268	126,307
Less billings to date	(118,312)	(116,533)

	$16,956	$9,774

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$31,985	$24,371
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,029)	(14,597)

	$16,956	$9,774

5.	Inventories

(Table only in thousands)	March 31, 2015	December 31, 2014
Raw materials	$19,450	$18,848
Work in process	2,548	2,644
Finished goods	2,505	2,492
Obsolescence allowance	(685)	(568)

	$23,818	$23,416

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended March 31, 2015 and 2014, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Three months ended March 31, 2015		Year ended December 31, 2014
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$167,547	$19,766	$134,062	$18,419
Acquisitions and related adjustments	1,494	—	34,638	1,730
Foreign currency translation	(915)	(301)	(1,153)	(383)

	$168,126	$19,465	$167,547	$19,766

(Table only in thousands)	As of March 31, 2015		As of December 31, 2014
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,429	$1,429	$1,429	$1,427
Employment agreements	637	452	693	433
Technology	7,811	2,443	8,317	2,290
Customer lists	57,865	10,947	58,617	8,959
Noncompetition agreements	1,120	90	1,118	34
Tradename	1,390	58	1,390	23

	$70,252	$15,419	$71,564	$13,166

Activity for the three months ended March 31, 2015 and 2014 is as follows:

(Table only in thousands)	2015	2014
Intangible assets – finite life, net at beginning of period	$58,398	$46,611
Amortization expense	(2,622)	(1,838)
Foreign currency adjustments	(943)	(27)

Intangible assets – finite life, net at end of period	$54,833	$44,746

Amortization expense of finite life intangible assets was $2.6 million and $1.9 million for the three-month periods ended March 31, 2015 and 2014, respectively. Amortization over the next five years for finite life intangibles is expected to be $7.9 million for the remainder of 2015, $9.2 million in 2016, $7.9 million in 2017, $6.3 million in 2018, and $5.2 million in 2019.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets. The Company did not identify any circumstances that would require an impairment assessment of its goodwill or indefinite life intangible assets for the three months ended March 31, 2015. In performing the impairment assessments for 2014, the Company concluded that the estimated fair values of its reporting units and indefinite life intangible assets exceeded their respective carrying value and no impairment charges were recorded. The aggregate excess of fair value of certain reporting units and indefinite life intangible assets over their carrying value was not significant. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in the assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.

7.	Accounts Payable and Accrued Expenses

	March 31, 2015	December 31, 2014
Trade accounts payable, including due to subcontractors	$35,268	$31,882
Compensation and related benefits	1,987	2,976
Accrued interest	143	193
Current portion of earn-out liability	9,809	8,738
Accrued warranty	795	936
Other accrued expenses	9,115	6,737

	$57,117	$51,462

8.	Debt

Debt consisted of the following at March 31, 2015 and December 31, 2014:

(Table only in thousands)	March 31, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

- Term loan	$87,881	$90,072
- U.S. Dollar revolving loans	24,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,674)	(1,796)

Total outstanding borrowings under Credit Facility	110,207	112,276
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	2,589	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($27 as of March 31, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	109	152

Total outstanding borrowings	112,905	112,428
Less: current portion	11,463	8,887

Total debt, less current portion	$101,442	$103,541

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

Concurrent with the closing of the Met-Pro acquisition on August 27, 2013, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

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

As of March 31, 2015 and December 31, 2014, $10.4 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $70.6 million and $71.5 million at March 31, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.25% and 2.24% at March 31, 2015 and December 31, 2014, respectively.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Company’s obligations under Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

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

As of March 31, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $3.1 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. As of March 31, 2015 and December 31, 2014, capitalized deferred financing costs of $0.5 million and $0.5 million, respectively, are included in deferred charges and other assets and $1.7 million and $1.8 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.1 million for both the three-month periods ended March 31, 2015 and 2014, and is classified as interest expense.

Foreign Debt

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.69% as of March 31, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.99% as of March 31, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of March 31, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of March 31, 2015, €7.0 million ($7.6 million) of the bank guarantee and €2.4 million ($2.6 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on this facilities agreement.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 are below.

	For the three-month period ended March 31, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$198	26,271	$0.01
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	390	—

Diluted earnings and earnings per share	$198	26,661	$0.01

	For the three-month period ended March 31, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,021	25,606	$0.12
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	509	—

Diluted earnings and earnings per share	$3,021	26,115	$0.12

Options and warrants included in the computation of diluted earnings per share are included on the treasury stock method. For the three-month period ended March 31, 2015, 200,000 outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there are no unvested restricted stock awards outstanding that are not expected to vest. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common stock.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

The Company declared and on March 31, 2015 paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of lenders under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.5 million and $0.4 million during the three-month periods ended March 31, 2015 and 2014, respectively.

The weighted-average fair value of stock options granted during the three months ended March 31, 2015 and 2014 was estimated at $7.15 and $7.77 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three months ended March 31, 2015 and 2014, the Company utilized a weighted-average volatility factor of 54% and 57%, respectively.

Expected Term: For the three months ended March 31, 2015 and 2014, the Company utilized a weighted-average expected term factor of 6.5 years and 6.4 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three months ended March 31, 2015 and 2014, the Company utilized a weighted-average risk-free interest rate factor of 2.0% and 2.3%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 1.6% and 1.3% to value options granted during the three months ended March 31, 2015 and 2014, respectively.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

The Company received $2,000 and $0.5 million in cash from employees and directors exercising options during the three months ended March 31, 2015 and 2014, respectively. The intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $15,000 and $1.0 million, respectively.

11.	Stock Purchase

During the three-month period ended March 31, 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired. There were no such repurchases during the three-month period ended March 31, 2015.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended March 31,
	2015	2014
Pension plan:
Service cost	$58	$50
Interest cost	354	357
Expected return on plan assets	(502)	(488)
Amortization of net actuarial loss	65	44

Net periodic benefit gain	$(25)	$(37)

Health care plan:
Interest cost	$1	$1
Amortization of loss (gain)	2	(1)

Net periodic benefit cost	$3	$—

We made contributions to our defined benefit plans during the three months ended March 31, 2015 and 2014 totaling $0.3 million and $0.6 million, respectively. We anticipate contributing $0.3 million to fund the pensions plan and $25,000 for the retiree health care plan during the remainder of 2015. The unfunded liability of the plans of $10.8 million and $11.1 million as of March 31, 2015 and December 31, 2014, respectively, is included in the Other Liabilities on our Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2015 and December 31, 2014, the liability for uncertain tax positions totaled approximately $1.2 million, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at March 31, 2015, due to their short-term nature or variable, market-driven interest rates.

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $19.0 million and $19.4 million, respectively, of which $11.4 million and $11.7 million, respectively, was held outside of the United States, principally in the Netherlands, China, Great Britain, and Canada. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to March 31, 2015 and there are no such contracts outstanding as of March 31, 2015.

15.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2015 for cases involving asbestos-related claims were $0.7 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 202 cases pending against the Company as of March 31, 2015 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 195 cases that were pending as of December 31, 2014. During the three months ended March 31, 2015, 11 new cases were filed against the Company, and the Company was dismissed from 4 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant party in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During the third quarter of 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during the third quarter of 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. The Company is vigorously disputing this claim and believes the insurer had the duty to defend the Company.

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

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the Framework Agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million. During the three months ended March 31, 2015, the Company increased the earn-out by $0.8 million based on the estimated fair value at that date, for a total earn-out payable of $17.9 million at March 31, 2015. The earn-out adjustment is recorded as expense in “Amortization and earn-out expenses” on the Condensed Consolidated Statements of Income. The first year of the estimated earn-out payable of $6.4 million is recorded in “Accounts payable and accrued expenses” and the balance of $11.5 million is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.

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

Emtrol

On November 3, 2014, the Company acquired 100% of the membership interests of Emtrol. The Company paid cash at closing of $31.9 million, which was financed with additional debt. The Company also issued 453,858 shares of the Company’s common stock with an agreed upon value of $6.0 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former members contain restrictions on sale or transfer for periods ranging from one to two years from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $5.8 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions.

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

(Table only in thousands)
Current assets	$9,922
Property and equipment	125
Goodwill	24,998
Intangible – finite life, net	12,890

Total assets acquired	47,935
Current liabilities assumed	(10,173)

Net assets acquired	$37,762

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at March 31, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.3 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.7 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

SAT is a leading provider of volatile organic compounds abatement solutions for the Chinese air pollution control market, which complements our Air Pollution Control Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$1,679
Property and equipment	10
Goodwill	1,733
Intangible – finite life, net	840
Intangible – indefinite life	260

Total assets acquired	4,522
Current liabilities assumed	(1,847)
Deferred tax liabilities	(275)

Net assets acquired	$2,400

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at March 31, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.7 million is recorded in “Accounts payable and accrued expenses” and the balance of $1.3 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

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

The following unaudited pro forma information represents the Company’s results of operations as if the HEE, SAT, Emtrol, and Zhongli acquisitions had occurred as of January 1, 2014:

(Table only in thousands, except per share data)	Three Months Ended March 31, 2014
Net sales	$78,570
Net income	4,055
Earnings per share:
Basic	$0.16
Diluted	$0.15

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

Air Pollution Control Segment (“APC”)

Our Air Pollution Control Segment is comprised of Adwest, HEE-Duall Air and Odor Technologies, Busch, Emtrol-Buell, Flex-Kleen Dust Collection Technologies, FKI-Emtrol, Kirk & Blum, KB Duct, and SAT. This segment provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

Energy Segment (“Energy”)

Our Energy Segment is comprised of Aarding, Effox, Flextor, AVC, and Zhongli. This segment provides the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

Fluid Handling and Filtration Segment (“FHF”)

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

The financial segment information is presented in the following table:

	Three Months Ended March 31,
	2015	2014
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$41,716	$26,748
Energy Segment	24,349	15,281
Fluid Handling and Filtration Segment	15,194	15,495
Corporate and Other(1)	(274)	(354)

Net sales	$80,985	$57,170

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
	2015	2014
Income from Operations
Air Pollution Control Segment	$4,018	$3,866
Energy Segment	420	2,387
Fluid Handling and Filtration Segment	2,956	2,671
Corporate and Other(2)	(3,817)	(2,735)
Eliminations	(598)	(697)

Income from operations	$2,979	$5,492

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended March 31,
	2015	2014
Property and Equipment Additions
Air Pollution Control Segment	$64	$136
Energy Segment	40	34
Fluid Handling and Filtration Segment	5	214
Corporate and Other	10	31

Property and equipment additions	$119	$415

	Three Months Ended March 31,
	2015	2014
Depreciation and Amortization
Air Pollution Control Segment	$1,153	$395
Energy Segment	671	655
Fluid Handling and Filtration Segment	1,596	1,688
Corporate and Other	32	32

Depreciation and Amortization	$3,452	$2,770

	March 31, 2015	December 31, 2014
Identifiable Assets
Air Pollution Control Segment	$133,504	$133,899
Energy Segment	94,152	91,850
Fluid Handling and Filtration Segment	172,692	172,779
Corporate and Other(3)	17,080	15,837

Identifiable Assets	$417,428	$414,365

(3)	Corporate assets primarily consist of cash and income tax related assets.

	March 31, 2015	December 31, 2014
Goodwill
Air Pollution Control Segment	$55,033	$53,538
Energy Segment	15,862	16,778
Fluid Handling and Filtration Segment	97,231	97,231

Goodwill	$168,126	$167,547

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended March 31, 2015
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$43,557	$(1,807)	$—	$(34)	$—	$—	$41,716
Energy Segment	25,081	(695)	(37)	—	—	—	24,349
Fluid Handling and Filtration Segment	15,734	(452)	(88)	—	—	—	15,194
Corporate and Other(4)	—	—	—	—	—	(274)	(274)

Net Sales	$84,372	$(2,954)	$(125)	$(34)	$—	$(274)	$80,985

	Three Months Ended March 31, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$28,084	$(1,029)	$—	$(307)	$—	$—	$26,748
Energy Segment	16,190	(909)	—	—	—	—	15,281
Fluid Handling and Filtration Segment	15,840	(345)	—	—	—	—	15,495
Corporate and Other(4)	—	—	—	—	—	(354)	(354)

Net Sales	$60,114	$(2,283)	$—	$(307)	$—	$(354)	$57,170

(4)	Includes adjustment for revenue on intercompany jobs.

18.	Subsequent Events

On May 3, 2015, the Company entered into a definitive merger agreement to acquire PMFG, Inc. (“PMFG”). PMFG is a global provider of engineered equipment for the abatement of air pollution, the separation and filtration of contaminants from gases and liquids, and industrial noise control equipment. Pursuant to the terms of the merger agreement, the Company, through its wholly owned subsidiaries, will acquire all of the outstanding shares of PMFG common stock in a transaction valued at a total of approximately $150 million in the aggregate (equity value), or $6.85 per share. Under the terms of the merger agreement, PMFG’s stockholders may elect to exchange each share of PMFG common stock for either $6.85 in cash and/or shares of our common stock having an equivalent value based on the volume weighted average trading price of our common stock for the 15-trading day period ending on the trading day immediately preceding the closing of the merger, subject to a collar. Elections are subject to proration such that approximately 55% of PMFG‘s outstanding shares will be exchanged for stock and 45% for cash.

The completion of the merger is subject to customary closing conditions including the approval of the stockholders of both the Company and PMFG and antitrust approval. The Company has received a financing commitment from Bank of America Merrill Lynch, as Lead Arranger and Administrative Agent, to increase and amend the Credit Facility to fund the cash portion of the merger consideration.

The boards of directors of each of the Company and PMFG have unanimously approved the acquisition transaction. CECO stockholders who own approximately 15% of the current voting power of the Company have signed voting agreements and irrevocable proxies to vote in favor of the transaction.

This transaction is expected to close in the third quarter of 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014 reflect the consolidated operations of the Company and its subsidiaries.

We are a leading global environmental technology company focused on critical solutions in the product recovery, air pollution control, fluid handling and filtration segments. Through our well-known brands including the “Effox-Flextor,” “Kirk & Blum,” “KB Duct,” “Fisher-Klosterman,” “Emtrol-Buell,” “FKI-Emtrol,” “AVC,” “Busch International,” “CECO Filters,” “Adwest,” “Aarding,” “HEE-Duall,” “Flex-Kleen,” “Bio-Reaction,” “Dean Pump,” “Fybroc,” “Sethco,” “Mefiag Filtration,” “Keystone Filter,” “Strobic Air”, “SAT Technology” and “Zhongli” tradenames; we provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We believe that globally we serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals & mining, hospitals and universities. Therefore, our business is not concentrated in a single industry or customer. Demand for our products and services is created by increasingly strict Environmental Protection Agency mandated industry Maximum Achievable Control Technology standards and Occupational Safety and Health Administrative Agency established Threshold Limit Values, as well as existing pollution control and energy legislation.

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

Our three reportable segments are: the Air Pollution Control Segment (“APC”), which produces various types of product recovery and air pollution control technologies, the Energy Segment, which produces customized solutions for the power and petrochemical industry, and the Fluid Handling and Filtration Segment (“FHF”), which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of Aarding Thermal Acoustics B.V. (“Aarding”), Met-Pro Corporation (“Met-Pro”), HEE Environmental Engineering, LLC (“HEE”), SAT Technology, Inc. (“SAT”), Emtrol LLC (“Emtrol”), and Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred substantial charges associated with the acquisition and integration of these companies. See Note 16 to the unaudited condensed consolidated financial statements for further information on these acquisitions.

Note Regarding Merger

On May 3, 2015, the Company entered into a definitive merger agreement to acquire PMFG, Inc. (“PMFG”). PMFG is a global provider of engineered equipment for the abatement of air pollution, the separation and filtration of contaminants from gases and liquids, and industrial noise control equipment. Pursuant to the terms of the merger agreement, the Company, through it’s wholly owned subsidiaries, will acquire all of the outstanding shares of PMFG common stock in a transaction valued at a total of approximately $150 million in the aggregate (equity value), or $6.85 per share. Under the terms of the merger agreement, PMFG’s stockholders may elect to exchange each share of PMFG common stock for either $6.85 in cash and/or shares of our common stock having an equivalent value based on the volume weighted average trading price of our common stock for the 15-trading day period ending on the trading day immediately preceding the closing of the merger, subject to a collar. Elections are subject to proration such that approximately 55% of PMFG’s outstanding shares will be exchanged for stock and 45% for cash.

The completion of the merger is subject to customary closing conditions including the approval of the stockholders of both the Company and PMFG and antitrust approval. The Company has received a financing commitment from Bank of America Merrill Lynch, as Lead Arranger and Administrative Agent, to increase and amend the Credit Facility to fund the cash portion of the merger consideration.

The boards of directors of each of the Company and PMFG have unanimously approved the acquisition transaction. CECO stockholders who own approximately 15% of the current voting power of the Company have signed voting agreements and irrevocable proxies to vote in favor of the transaction.

This transaction is expected to close in the third quarter of 2015.

For additional information related to the merger and the merger agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 4, 2015. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement included as Exhibit 2.1 to this quarterly report on Form 10-Q.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Net sales	$81.0	$57.2
Cost of sales	60.0	37.5

Gross profit	$21.0	$19.7
Percent of sales	25.9%	34.5%
Selling and administrative expenses	$13.7	$11.6
Percent of sales	16.9%	20.4%
Acquisition and integration expenses	$0.3	$0.1
Percent of sales	0.4%	0.1%
Amortization and earn-out expenses	$4.0	$2.5
Percent of sales	4.9%	4.4%
Operating income	$3.0	$5.5
Operating margin	3.7%	9.6%

To compare operating performance between the three-month periods ended March 31, 2015 and 2014, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn-out arrangements, amortization, legal, accounting, banking and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Operating income as reported in accordance with GAAP	$3.0	$5.5
Operating margin in accordance with GAAP	3.7%	9.6%
Plant, property and equipment valuation adjustment	0.2	0.2
Acquisition and integration expenses	0.3	0.1
Amortization and earn-out expenses	4.0	2.5

Non-GAAP operating income	$7.5	$8.3
Non-GAAP operating margin	9.3%	14.5%

Consolidated sales for the first quarter of 2015 increased $23.8 million, or 41.6%, to $81.0 million compared with $57.2 million in the first quarter of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $10.4 million in sales, and Zhongli, acquired in December 2014, which contributed $7.4 million in sales for the first quarter of 2015. Additionally, the Aarding business increased sales $4.6 million in the first quarter of 2015 compared with the first quarter of 2014. These increases were offset by a decrease in sales of the Effox-Flextor business of $3.1 million in the first quarter of 2015 compared with the first quarter of 2014.

Gross profit increased $1.3 million, or 6.6%, to $21.0 million in the first quarter of 2015 compared with $19.7 million in the same period of 2014. The increase is primarily attributable to Emtrol, which contributed $2.4 million in gross profit, and Zhongli, which contributed $1.8 million in gross profit for the first quarter of 2015. These increases were offset by a decrease in gross profit of the Effox-Flextor business of $2.9 million in the first quarter of 2015 compared with the first quarter of 2014. Gross profit as a percentage of sales was 25.9% in the first quarter 2015 compared with 34.5% in the first quarter of 2014. The lower gross profit margin in the first quarter of 2015 was primarily due to margins related to the Emtrol and Zhongli acquisitions, as well decreases at the Aarding and Effox-Flextor businesses.

Orders booked were $93.9 million during the first quarter of 2015, as compared with $63.6 million during the first quarter of 2014. The increases in 2015 period were primarily due to the 2014 acquisitions, which represented $24.4 million of total bookings in the first quarter of 2015.

Selling and administrative expenses increased $2.1 million to $13.7 million for the first quarter of 2015 compared with $11.6 million for the first quarter of 2014. The increase is primarily attributable to incremental selling and administrative expenses from the Emtrol and Zhongli acquisitions.

Acquisition and integration expenses were $0.3 million and $0.1 million during the first quarter of 2015 and 2014, respectively. Such expenses are related primarily to the Emtrol and Zhongli acquisitions and included legal, accounting, banking and other expenses.

Amortization and earn-out expense was $4.0 million for the first quarter of 2015 compared with $2.5 million for the first quarter of 2014. The increase was primarily attributable to the Emtrol and Zhongli acquisitions.

Operating income decreased $2.5 million to $3.0 million in the first quarter of 2015 compared with $5.5 million during the same quarter of 2014. Emtrol contributed $1.2 million in operating income, and Zhongli contributed $0.5 million in operating income for the first quarter of 2015. These increases were more than offset by decreases of $2.9 million in the Effox-Flextor business, and $0.7 million in the Adwest business.

On a non-GAAP basis as adjusted for the non-GAAP items discussed above, non-GAAP operating income was $7.5 million for the first quarter of 2015 compared with $8.3 million for the first quarter of 2014. The decrease is primarily due to the decrease in operating income described above. Non-GAAP operating income as a percentage of sales decreased from 14.5% for the first quarter of 2014 to 9.3% for the first quarter of 2015.

Other expense, net was $1.7 million in the first quarter of 2015 compared with $0.1 million in the first quarter of 2014. The change was due primarily the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $2.7 million of expense during the first quarter of 2015. This expense was offset by net foreign currency exchange gains from normal business operations of $1.0 million.

Interest expense increased to $1.0 million in the first quarter of 2015 from $0.7 million in the first quarter of 2014. The increase is due primarily to borrowings incurred in connection with the Emtrol acquisition.

Income tax expense was $0.1 million for the first quarter of 2015 compared with $1.6 million for the same quarter of 2014. The effective income tax rate for the first quarter of 2015 was 30.0% compared with 34.9% for the comparable period of 2014. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$41,716	$26,748
Energy Segment	24,349	15,281
Fluid Handling and Filtration Segment	15,194	15,495
Corporate and Other(a)	(274)	(354)

Net sales	$80,985	$57,170

(a)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Income from Operations
Air Pollution Control Segment	$4,018	$3,866
Energy Segment	420	2,387
Fluid Handling and Filtration Segment	2,956	2,671
Corporate and Other(b)	(3,817)	(2,735)
Eliminations	(598)	(697)

Income from operations	$2,979	$5,492

(b)	Includes corporate compensation, professional services, information technology, acquisitions and integration expenses, and other general and administrative corporate expenses.

Air Pollution Control Segment

Our APC Segment net sales increased $14.9 million to $41.7 million in the first quarter of 2015 compared with $26.8 million in the same quarter of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $14.4 million, in sales for the first quarter of 2015.

Operating income from APC increased $0.1 million to $4.0 million in the first quarter of 2015 from $3.9 million in the same period of 2014. This increase was primarily due to the Emtrol acquisition, which contributed $1.2 million in operating income, offset by decreases in operating income of $0.7 million in the Adwest business, $0.2 million for the Busch business, and $0.2 million for the FKI business.

Energy Segment

Our Energy Segment net sales increased $9.0 million to $24.3 million in the first quarter of 2015 compared with $15.3 million in the first quarter of 2014. The increase is primarily attributable to Zhongli, acquired in December 2014, which contributed $7.4 million in sales for the first quarter of 2015. Additionally, the Aarding business increased sales $4.6 million in the first quarter of 2015 compared with the first quarter of 2014. These increases were offset by a decrease in sales of the Effox-Flextor business of $3.1 million in the first quarter of 2015 compared with the first quarter of 2014.

Operating income for the Energy Segment was $0.4 million in the first quarter of 2015 compared with $2.4 million in the first quarter of 2014. There was a $2.8 million decrease in Effox-Flextor operating income, partially offset by an increase in operating income of $0.3 million in the Aarding business, as well as $0.5 million in operating income provided by Zhongli.

Fluid Handling and Filtration Segment

Our FHF Segment net sales decreased $0.3 million to $15.2 million in the first quarter of 2015 compared with $15.5 million in the first quarter of 2014. The decrease was primarily due to a decrease of $0.4 million in our CECO Filters business in the first quarter of 2015 compared with the first quarter of 2014.

Operating income for FHF was $3.0 million in the first quarter of 2015 compared with $2.7 million in the first quarter of 2014. This increase was due to increases in operating income in the Global Pump Solutions business and the Strobic Air business, partially offset by a decrease in operating income in our filtration businesses.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of March 31, 2015, was $153.0 million compared with $140.1 million as of December 31, 2014. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At March 31, 2015 and December 31, 2014, cash and cash equivalents totaled $19.0 million and $19.4 million, respectively. As of March 31, 2015 and December 31, 2014, $11.4 million and $11.7 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to March 31, 2015 and there were no such outstanding contracts as of March 31, 2015.

Debt consisted of the following at March 31, 2015 and December 31, 2014:

(Table only in thousands)	March 31, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

- Term loan	$87,881	$90,072
- U.S. Dollar revolving loans	24,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,674)	(1,796)

Total outstanding borrowings under Credit Facility	110,207	112,276
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	2,589	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($27 as of March 31, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	109	152

Total outstanding borrowings	112,905	112,428
Less: current portion	11,463	8,887

Total debt, less current portion	$101,442	$103,541

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

Concurrent with the closing of the Met-Pro acquisition on August 27, 2013, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

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

As of March 31, 2015 and December 31, 2014, $10.4 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $70.6 million and $71.5 million at March 31, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Agreement. The Company’s obligation under the Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain real property. The Company’s obligation under the Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

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

As of March 31, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.69% as of March 31, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.99% as of March 31, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of March 31, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of March 31, 2015, €7.0 million ($7.6 million) of the bank guarantee and €2.4 million ($2.6 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on this facilities agreement.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

($’s in millions)	March 31, 2015	December 31, 2014
Credit Facility, U.S. Dollar revolving loans	$85.5	$85.5
Draw down	(24.0)	(24.0)
Letters of credit open	(10.4)	(9.5)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million at March 31, 2015 and December 31, 2014 in U.S. Dollar equivalent)	11.4	12.8
Draw down	(2.6)	—
Letters of credit open	(7.6)	(6.7)

Total unused credit availability	$71.8	$77.6

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
($’s in thousands)	2015	2014
Net cash provided by operating activities	$960	$875
Net cash (used in) provided by investing activities	(19)	4,399
Net cash used in financing activities	(1,313)	(8,708)

Net decrease in cash	$(372)	$(3,434)

For the three months ended March 31, 2015, $1.0 million of cash was provided by operating activities compared with $0.9 million in the prior year period. There was a $2.8 million decrease in net income between periods, which was offset by an increase in depreciation and amortization of $0.7 million, a decrease of $2.5 million in cash paid for legal settlements, an increase of $0.8 million in other asset and liabilities, and $1.2 million in reductions resulting from fluctuations in other working capital accounts during the first three months of 2015 compared with the same period in the prior year.

For the three months ended March 31, 2015, net cash used in investing activities was $19,000 compared with net cash provided by investing activities of $4.4 million in the prior year period. Cash used in investing activities was the result of proceeds from sales of property and equipment, including assets held for sale, totaling $0.1 million, offset by cash used for additions to property and equipment of $0.1 million. In the prior year period, cash provided by investing activities was the result of proceeds from sales of property and equipment, including assets held for sale, totaling $4.8 million, partially offset by additions to property and equipment of $0.4 million.

For the three months ended March 31, 2015, financing activities used cash of $1.3 million due to net borrowings on credit facilities of $0.4 million offset by $1.7 million in dividends paid to common stockholders. For the three months ended March 31, 2014, financing activities used cash of $8.7 million due to debt repayments of $7.0 million, dividends paid of $1.3 million and repurchases of common stock totaling $1.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.6 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, and pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Management believes there have been no significant changes during the three months ended March 31, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and include, but are not limited to: the ability to successfully complete the acquisition of PMFG; factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the ability to successfully integrate recent acquisitions; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the product recovery, air pollution control, and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $112.9 million at March 31, 2015. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2015. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2015 is $0.3 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Mexico, Great Britain, and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to March 31, 2015 and there are no such contracts outstanding as of March 31, 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that existed as of March 31, 2015, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we identified significant deficiencies in the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties, among others, that, when taken in the aggregate, amounted to a material weakness in our internal control over financial reporting.

With respect to our internal control over financial reporting, these significant deficiencies have been discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting has been eliminated.

Management’s specific remediation to address these significant deficiencies includes among other items: a) enhancing corporate financial reporting resources, particularly for oversight, process improvement and income tax review, b) improving segregation of duties, and c) reinforcing internal policies with all process owners.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of March 31, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weakness’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three ended March 31, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures noted above, during the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

There have been no material changes in the Company’s risk factors that we disclosed in “Item 1A. Risk Factors” of our Form 10-K for 2014 since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than as set forth below.

Risks Relating to Our Agreement to Acquire PMFG, Inc.

The integration of the Company and PMFG, Inc. following the merger may present significant challenges.

As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into the merger agreement, dated as of May 3, 2015, with PMFG, Top Gear Acquisition Inc. and Top Gear Acquisition II LLC, pursuant to which, in a series of transactions, PMFG will merge with and into one of our subsidiaries (the “Merger Agreement”). We may face significant challenges in combining PMFG’s operations into our operations in a timely and efficient manner and in retaining key PMFG personnel. The failure to successfully integrate the Company and PMFG and to successfully manage the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

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

We will have a significant amount of debt outstanding after consummation of the merger. The amount of our indebtedness could have important consequences, including without limitation:

•	We may be required to use a substantial portion of our cash flow from operations to make interest payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

•	we may have limited flexibility to react to changes in our business and industry;

•	it may be more difficult for us to satisfy our other obligations;

•	we may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions, or other purposes;

•	we may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and

•	we may be at a disadvantage compared to our competitors that have less debt.

Our ability to make payments on our debt and to pay dividends on our common stock will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that:

•	Our business will generate sufficient cash flow from operations to service and repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures;

•	future borrowings will be available under our credit facilities or any future credit facilities in an amount sufficient to enable us to repay our debt and pay dividends on our common stock; or

•	we will be able to refinance any of our debt on commercially reasonable terms or at all.

If we cannot generate sufficient cash from our operations to meet our debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any possible acquisitions. If we become unable to meet our debt service and repayment obligations, we would be in default under the terms of our credit agreement, which would allow our lenders to declare all outstanding borrowings to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.

Satisfying closing conditions may delay or prevent completion of the merger.

Completion of the mergers is subject to various closing conditions, including, among other things, (1) PMFG’s stockholders adopting the Merger Agreement, (2) the Company’s stockholders approving the issuance of the Company’s common stock to the PMFG stockholders pursuant to the Merger Agreement and (3) the approval and/or expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If such conditions are not satisfied the merger will not be consummated. Such conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the merger agreement.

Whether or not the merger is completed, we will incur transaction, integration and restructuring costs in connection with the proposed merger.

We have incurred and will continue to incur significant costs in connection with the proposed merger, including fees and expenses of our attorneys, accountants and financial advisors. Under certain circumstances set forth in the Merger Agreement, including without limitation a breach of a financing requirement by the Company, we may be required to pay PMFG a reverse termination fee of $9,600,000 or, in the case that the Company’s stockholders do not approve the issuance of the common stock consideration payable by the Company, the Company will be obligated to reimburse PMFG’s expenses in an amount up to $1,000,000. If the merger is consummated, we and PMFG expect to incur additional costs associated with transaction fees and other costs related to the merger. Additionally, we will incur integration and restructuring costs following the completion of the merger as we integrate the businesses of PMFG with those of the Company. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.

These disruptions could include the following:

•	Current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect PMFG’s and our ability to retain or attract key managers and other employees; and

•	Current and prospective customers of PMFG or the Company may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with either company or choose another provider; and

•	The attention of management of each of PMFG and the Company may be diverted from the operation of the businesses toward the completion of the merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As described in the Company’s definitive proxy statement filed on April 10, 2015, certain of our named executive officers selected by the Compensation Committee of the Company’s Board of Directors have an opportunity to earn an annual incentive cash award under the Company’s Amended and Restated 2006 Incentive Compensation Plan (the “Bonus Plan”) designed to reward the Company’s annual performance so that the executives are appropriately motivated to maximize the Company’s operating performance each year. Under the Bonus Plan, the Compensation Committee selects the executive officers to participate in the Bonus Plan, determines the performance goals, and determines whether objectives and conditions for earning awards have been met.

The Compensation Committee selected the named executive officers to participate in the Bonus Plan, determined the performance goals for fiscal year 2014, and determined whether objectives and conditions for earning awards were met. For 2014, the Compensation Committee selected Edward Prajzner and Benton Cook to participate in the Bonus Plan.

The objective bonus for Mr. Prajzner was based on whether operating income achieved a $41.2 million target. If the target was met, Mr. Prajzner would be entitled to 30% of his then-current base salary of $250,000. Although the operating income target was not met for the Company, the Compensation Committee exercised its discretion and awarded a bonus to Mr. Prajzner of $75,000 as if the operating target had been met, due to his efforts in helping complete and integrate strategic acquisitions during 2014.

The objective bonus for Mr. Cook was based on whether operating income achieved a $41.2 million target. If the target was met, Mr. Cook would be entitled to 15% of his then-current base salary of $150,000. Although the operating income target was not met for the Company, the Compensation Committee exercised its discretion and awarded a bonus to Mr. Cook of $22,500 as if the operating target had been met, due to his efforts in helping complete and integrate strategic acquisitions during 2014.

ITEM 6.	EXHIBITS

2. 1*

Agreement and Plan of Merger by and among PMFG, Inc., CECO Environmental Corp., Top Gear Acquisition Inc. and Top Gear Acquisition II LLC, dated as of May 3, 2015 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015 (File No. 000-07099)).

10.1	Commitment Letter, dated May 3, 2015, from Bank of America, NA and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015 (File No. 000-07099)).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: May 7, 2015