Form 10-Q
period 2015-06-30
CECO ENVIRONMENTAL CORP
filed 2015-08-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 26,442,164 shares of common stock, par value $0.01 per share, as of August 3, 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2015

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,089	$19,362
Accounts receivable, net	65,767	58,394
Costs and estimated earnings in excess of billings on uncompleted contracts	31,810	24,371
Inventories, net	22,752	23,416
Prepaid expenses and other current assets	8,185	9,046
Prepaid income taxes	4,870	4,190
Assets held for sale	1,544	4,188

Total current assets	152,017	142,967
Property, plant and equipment, net	17,165	18,961
Goodwill	169,324	167,547
Intangible assets-finite life, net	52,420	58,398
Intangible assets-indefinite life	19,528	19,766
Deferred charges and other assets	6,287	6,726

	$416,741	$414,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$12,317	$8,887
Accounts payable and accrued expenses	56,504	51,462
Billings in excess of costs and estimated earnings on uncompleted contracts	14,177	14,597
Income taxes payable	759	405

Total current liabilities	83,757	75,351
Other liabilities	27,584	27,884
Debt, less current portion	99,373	103,541
Deferred income tax liability, net	25,471	26,365

Total liabilities	236,185	233,141

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 26,432,447 and 26,404,869 shares issued in 2015 and 2014, respectively	264	264
Capital in excess of par value	169,935	168,886
Accumulated earnings	17,863	19,051
Accumulated other comprehensive loss	(7,150)	(6,621)

	180,912	181,580
Less treasury stock, at cost, 137,920 shares in 2015 and 2014	(356)	(356)

Total shareholders’ equity	180,556	181,224

	$416,741	$414,365

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net sales	$86,961	$66,641	$167,946	$123,811
Cost of sales	60,333	45,192	120,343	82,633

Gross profit	26,628	21,449	47,603	41,178
Selling and administrative expenses	14,443	11,685	28,104	23,364
Acquisition and integration expenses	962	170	1,293	240
Amortization and earn-out expenses	6,735	2,406	10,739	4,894

Income from operations	4,488	7,188	7,467	12,680
Other income (expense), net	562	(121)	(1,174)	(227)
Interest expense	(1,174)	(746)	(2,134)	(1,488)

Income before income taxes	3,876	6,321	4,159	10,965
Income tax expense	1,772	1,828	1,857	3,451

Net income	$2,104	$4,493	$2,302	$7,514

Earnings per share:
Basic	$0.08	$0.18	$0.09	$0.29

Diluted	$0.08	$0.17	$0.09	$0.29

Weighted average number of common shares outstanding:
Basic	26,283,529	25,643,508	26,277,456	25,625,033
Diluted	26,627,051	26,107,648	26,643,857	26,111,683

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$2,104	$4,493	$2,302	$7,514

Other comprehensive income (loss):
Foreign currency translation	356	126	(529)	(112)

Other comprehensive income (loss)	356	126	(529)	(112)

Comprehensive income	$2,460	$4,619	$1,773	$7,402

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,302	$7,514
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,943	5,389
Loss (gain) on sale of property and equipment	225	(13)
Non-cash interest expense included in net income	323	275
Share-based compensation expense	854	750
Bad debt expense	69	82
Inventory reserve expense	256	308
Deferred income taxes	(894)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,442)	2,984
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,439)	(4,105)
Inventories	408	794
Prepaid expense and other current assets	181	(1,560)
Deferred charges and other assets	361	80
Accrued litigation settlement	—	(2,536)
Accounts payable and accrued expenses	2,704	(5,263)
Billings in excess of costs and estimated earnings on uncompleted contracts	(420)	(2,167)
Income taxes payable	354	(794)
Other liabilities	1,165	33

Net cash (used in) provided by operating activities	(50)	1,771

Cash flows from investing activities:
Acquisitions of property and equipment	(341)	(711)
Proceeds from sale of property and equipment	2,396	7,124

Net cash provided by investing activities	2,055	6,413

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit lines	3,469	(4,675)
Repayments of debt	(4,452)	(5,427)
Proceeds from employee stock purchase plan and exercise of stock options	195	844
Repurchases of common stock	—	(973)
Dividends paid to common shareholders	(3,490)	(2,826)

Net cash used in financing activities	(4,278)	(13,057)

Net decrease in cash and cash equivalents	(2,273)	(4,873)
Cash and cash equivalents at beginning of period	19,362	22,661

Cash and cash equivalents at end of period	$17,089	$17,788

Cash paid during the period for:
Interest	$1,785	$1,505

Income taxes	$595	$5,903

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2015 and 2014. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2015-07 requires investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy as defined under FASB Topic 820, “Fair Value Measurements.” The FASB issued the ASU to eliminate the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, and also to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. ASU 2015-07 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Accounts Receivable

(Table only in thousands)	June 30, 2015	December 31, 2014
Trade receivables	$11,562	$15,875
Contract receivables	55,125	43,218
Allowance for doubtful accounts	(920)	(699)

	$65,767	$58,394

The provision for doubtful accounts was $24,000 and $25,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.

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

(Table only in thousands)	June 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$114,248	$97,979
Estimated earnings	29,890	28,328

	144,138	126,307
Less billings to date	(126,505)	(116,533)

	$17,633	$9,774

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$31,810	$24,371
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,177)	(14,597)

	$17,633	$9,774

5.	Inventories

(Table only in thousands)	June 30, 2015	December 31, 2014
Raw materials	$18,872	$18,848
Work in process	2,342	2,644
Finished goods	2,361	2,492
Obsolescence allowance	(823)	(568)

	$22,752	$23,416

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million for the six-month periods ended June 30, 2015 and 2014, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Goodwill and Intangible Assets

(Table only in thousands)	Six months ended June 30, 2015		Year ended December 31, 2014
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$167,547	$19,766	$134,062	$18,419
Acquisitions and related adjustments	2,488	—	34,638	1,730
Foreign currency translation	(711)	(238)	(1,153)	(383)

	$169,324	$19,528	$167,547	$19,766

(Table only in thousands)	As of June 30, 2015		As of December 31, 2014
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,456	$1,450	$1,429	$1,427
Employment agreements	647	513	693	433
Technology	7,905	2,786	8,317	2,290
Customer lists	58,024	13,136	58,617	8,959
Noncompetition agreements	1,120	146	1,118	34
Tradename	1,390	91	1,390	23

	$70,542	$18,122	$71,564	$13,166

Activity for the six months ended June 30, 2015 and 2014 is as follows:

(Table only in thousands)	2015	2014
Intangible assets – finite life, net at beginning of period	$58,398	$46,611
Amortization expense	(5,230)	(3,593)
Foreign currency adjustments	(748)	(85)

Intangible assets – finite life, net at end of period	$52,420	$42,933

Amortization expense of finite life intangible assets was $2.6 million and $1.8 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $5.2 million and $3.6 million for the six-month periods ended June 30, 2015 and 2014, respectively. Amortization over the next five years for finite life intangibles is expected to be $5.3 million for the remainder of 2015, $9.2 million in 2016, $7.9 million in 2017, $6.3 million in 2018, and $5.2 million in 2019.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets. The Company did not identify any circumstances that would require an impairment assessment of its goodwill or indefinite life intangible assets as of June 30, 2015. A qualitative analysis, which included reviewing current year results for revenue and profit, was done for all reporting units. For four of our reporting units with total goodwill of $105.4 million as of December 31, 2014, the analysis led to the conclusion that it was not more likely than not that the fair value for these reporting units exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed.

Under the first step, the estimated fair value of the reporting unit is calculated by the discounted cash flow method. The significant assumptions used under the discounted cash flow method are projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under this approach, the resultant estimated fair value of the reporting units exceeded its carrying value as of December 31, 2014 and no goodwill impairment charges were recorded.

For two of the reporting units tested under the first step, which carried combined goodwill of $90.9 million, the aggregate excess of fair value over their carrying value was only 3%. These two reporting units were acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially a material non-cash impairment charge could result. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We determined that with other assumptions held constant, for the first reporting unit that carried $77.9 million of goodwill, a decrease in projected revenue growth rates of approximately 30 basis points or a decrease in projected operational profit of approximately 70 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit. Likewise, we determined that with other assumptions held constant, for the second reporting unit that carried $13.0 million of goodwill, a decrease in projected revenue growth rates of approximately 100 basis points or a decrease in projected operational profit of approximately 90 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting units being less than the carrying value.

This same qualitative analysis was done for all reporting units with indefinite life intangible assets. For five reporting units that had indefinite life intangible assets totaling $13.5 million as of December 31, 2014, the analysis led to the conclusion that it was not more likely than not that the fair value for these indefinite life intangible assets exceeded their carrying value. Accordingly, the Company estimated the fair value of the indefinite life intangible assets. The estimated fair value is calculated by the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Under this approach, the resultant estimated fair value of the indefinite life intangible assets exceeded their carrying value as of December 31, 2014 and no impairment charges were recorded.

For three of the reporting units, which carried combined indefinite life intangible assets of $10.0 million, the aggregate excess of fair value over their carrying value was only 5%. These three reporting units were acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the businesses or markets that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the fair values included increasing sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially can result in material non-cash impairment charges. Therefore, the key assumption most susceptible to change is projected revenue. We determined that with other assumptions held constant, for the first, second and third reporting units that carried $6.8 million, $2.3 million and $0.9 million, respectively, of indefinite life intangible assets, a decrease in projected revenue growth rates of approximately 70 basis points, 40 basis points and 160 basis points, respectively, would result in fair value of the indefinite life intangible assets being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the indefinite life intangible assets being less than the carrying value.

Two of the reporting units where the fair value was not significantly in excess of the carrying value had definite live intangible assets of $24 million as of December 31, 2014 which could be at risk of impairment if the Company does not successfully achieve its 2015 operating plan as described above. The Company will continue to assess the potential for impairment on a quarterly basis in fiscal 2015.

7.	Accounts Payable and Accrued Expenses

	June 30, 2015	December 31, 2014
Trade accounts payable, including due to subcontractors	$34,303	$31,882
Compensation and related benefits	2,121	2,976
Accrued interest	38	193
Current portion of earn-out liability	13,205	8,738
Accrued warranty	778	936
Other accrued expenses	6,059	6,737

	$56,504	$51,462

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Debt

Debt consisted of the following at June 30, 2015 and December 31, 2014:

(Table only in thousands)	June 30, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

- Term loan	$85,690	$90,072
- U.S. Dollar revolving loans	24,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,551)	(1,796)

Total outstanding borrowings under Credit Facility	108,139	112,276
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,469	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($28 as of June 30, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	82	152

Total outstanding borrowings	111,690	112,428
Less: current portion	12,317	8,887

Total debt, less current portion	$99,373	$103,541

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

Concurrent with the closing of our Met-Pro Corporation (“Met-Pro”) acquisition on August 27, 2013, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

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

As of June 30, 2015 and December 31, 2014, $8.3 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $72.7 million and $71.5 million at June 30, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.73% and 2.24% at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $3.1 million of customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. As of June 30, 2015 and December 31, 2014, capitalized deferred financing costs of $0.5 million and $0.5 million, respectively, are included in deferred charges and other assets and $1.6 million and $1.8 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.1 million and $0.2 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the six-month periods ended June 30, 2015 and 2014, respectively, and is classified as interest expense.

Foreign Debt

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of June 30, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of June 30, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of June 30, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2015, €6.8 million ($7.5 million) of the bank guarantee and €3.1 million ($3.5 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on the facilities agreement.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2015 and 2014 are below.

	For the three-month period ended June 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,104	26,284	$0.08
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	343	—

Diluted earnings and earnings per share	$2,104	26,627	$0.08

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the three-month period ended June 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,493	25,644	$0.18
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	464	(0.01)

Diluted earnings and earnings per share	$4,493	26,108	$0.17

	For the six-month period ended June 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,302	26,277	$0.09
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	367	—

Diluted earnings and earnings per share	$2,302	26,644	$0.09

	For the six-month period ended June 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$7,514	25,625	$0.29
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	487	—

Diluted earnings and earnings per share	$7,514	26,112	$0.29

Options and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month and six-month periods ended June 30, 2015, 1.2 million outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Holders of restricted stock awards participate in nonforfeitable dividend rights on a one-for-one basis with holders of common stock. Holders of these awards are not obligated to share in losses of the Company. Therefore, these share awards are included in the computation of basic earnings per share during periods of net income using the two-class method, but are excluded from such computation in periods of net loss. Should the Company declare a dividend on its common stock, the related dividend on shares of unvested restricted stock that are not expected to vest would be recorded as additional compensation expense and therefore excluded from the two-class method computations; however, there are no unvested restricted stock awards outstanding that are expected not to vest. Undistributed earnings included in the two-class method computations are allocated equally to each share of common stock outstanding, including all shares of unvested restricted common stock.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

The Company declared and, on June 26, 2015, paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of lenders under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.4 million and $0.4 million during the three-month periods ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.8 million during the six-month periods ended June 30, 2015 and 2014, respectively.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The weighted-average fair value of stock options granted during the six months ended June 30, 2015 and 2014 was estimated at $7.15 and $6.94 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the six months ended June 30, 2015 and 2014, the Company utilized a weighted-average volatility factor of 54% and 56%, respectively.

Expected Term: For the six months ended June 30, 2015 and 2014, the Company utilized a weighted-average expected term factor of 6.5 years and 6.2 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the six months ended June 30, 2015 and 2014, the Company utilized a weighted-average risk-free interest rate factor of 2.0% and 2.2%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 1.6% and 1.6% to value options granted during the six months ended June 30, 2015 and 2014, respectively.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

The Company received $0.1 million and $0.8 million in cash from employees and directors exercising options during the six months ended June 30, 2015 and 2014, respectively. The intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $0.1 million and $1.2 million, respectively.

11.	Stock Purchase

During the three-month period ended March 31, 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired. There were no such repurchases during the three-month and six-month periods ended June 30, 2015, or the three-month period ended June 30, 2014.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension plan:
Service cost	$59	$50	$117	$100
Interest cost	352	357	706	715
Expected return on plan assets	(503)	(488)	(1,005)	(976)
Amortization of net actuarial loss	64	44	129	88

Net periodic benefit gain	$(28)	$(37)	$(53)	$(73)

Health care plan:
Interest cost	$2	$1	$3	$3
Amortization of loss (gain)	1	(1)	3	(3)

Net periodic benefit cost (gain)	$3	$—	$6	$—

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We made contributions to our defined benefit plans during the six months ended June 30, 2015 and 2014 totaling $0.4 million and $0.9 million, respectively. We anticipate contributing $0.2 million to fund the pension plans and $25,000 for the retiree health care plan during the remainder of 2015. The unfunded liability of the plans of $10.7 million and $11.1 million as of June 30, 2015 and December 31, 2014, respectively, is included in Other Liabilities on our Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2015 and December 31, 2014, the liability for uncertain tax positions totaled approximately $1.2 million, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at June 30, 2015, due to their short-term nature or variable, market-driven interest rates.

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $17.1 million and $19.4 million, respectively, of which $9.5 million and $11.7 million, respectively, was held outside of the United States, principally in the Netherlands, China, Great Britain, and Canada. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2015 and there are no such contracts outstanding as of June 30, 2015.

15.	Commitments and Contingencies – Legal Matters

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2015 for cases involving asbestos-related claims were $0.7 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 215 cases pending against the Company as of June 30, 2015 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 195 cases that were pending as of December 31, 2014. During the six months ended June 30, 2015, 27 new cases were filed against the Company, and the Company was dismissed from 7 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During the third quarter of 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during the third quarter of 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. The Company is vigorously disputing this claim and believes the insurer had the duty to defend the Company.

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

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the purchase agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million. During the six months ended June 30, 2015, the Company increased the earn-out by $4.5 million based on the estimated fair value at that date, for a total earn-out payable of $21.6 million at June 30, 2015. The earn-out adjustment is recorded as expense in “Amortization and earn-out expenses” on the Condensed Consolidated Statements of Income. The first year of the estimated earn-out payable of $9.5 million is recorded in “Accounts payable and accrued expenses” and the balance of $12.1 million is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.

Zhongli is a leader in the design and manufacture of power industry damper, diverter and ball mill systems in China, which complements our Energy Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $1,025)	$16,223
Property and equipment	1,477
Goodwill	4,752
Intangible – finite life, net	4,262
Intangible – indefinite life	960

Total assets acquired	27,674
Current liabilities assumed	(1,840)
Deferred tax liabilities	(1,739)

Net assets acquired	$24,095

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at June 30, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.3 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.7 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

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

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at June 30, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.7 million is recorded in “Accounts payable and accrued expenses” and the balance of $1.3 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

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

The approximate fair values of the assets acquired and liabilities assumed related to the above acquisitions are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed. Such changes could result in material variances between the Company’s future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

The following unaudited pro forma information represents the Company’s results of operations as if the HEE, SAT, Emtrol, and Zhongli acquisitions had occurred as of January 1, 2014:

(Table only in thousands, except per share data)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net sales	$88,041	$166,611
Net income	5,527	9,582
Earnings per share:
Basic	$0.21	$0.37
Diluted	$0.21	$0.36

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

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Energy Segment (“Energy”)

Our Energy Segment is comprised of Aarding, Effox-Flextor, AVC, and Zhongli. This segment provides the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

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

The financial segment information is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$41,798	$32,939	$83,514	$59,687
Energy Segment	27,303	16,835	51,652	32,116
Fluid Handling and Filtration Segment	17,745	16,650	32,939	32,145
Corporate and Other(1)	115	217	(159)	(137)

Net sales	$86,961	$66,641	$167,946	$123,811

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from Operations
Air Pollution Control Segment	$5,140	$4,876	$9,158	$8,742
Energy Segment	215	1,596	635	3,983
Fluid Handling and Filtration Segment	4,431	3,069	7,387	5,740
Corporate and Other(2)	(5,074)	(2,221)	(8,891)	(4,956)
Eliminations	(224)	(132)	(822)	(829)

Income from operations	$4,488	$7,188	$7,467	$12,680

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property and Equipment Additions
Air Pollution Control Segment	$17	$132	$81	$268
Energy Segment	139	33	179	67
Fluid Handling and Filtration Segment	63	119	68	333
Corporate and Other	3	12	13	43

Property and equipment additions	$222	$296	$341	$711

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and Amortization
Air Pollution Control Segment	$1,104	$383	$2,257	$778
Energy Segment	760	564	1,431	1,219
Fluid Handling and Filtration Segment	1,590	1,637	3,186	3,325
Corporate and Other	37	35	69	67

Depreciation and Amortization	$3,491	$2,619	$6,943	$5,389

	June 30, 2015	December 31, 2014
Identifiable Assets
Air Pollution Control Segment	$132,457	$133,899
Energy Segment	101,372	91,850
Fluid Handling and Filtration Segment	170,413	172,779
Corporate and Other(3)	12,499	15,837

Identifiable Assets	$416,741	$414,365

(3)	Corporate assets primarily consist of cash and income tax related assets.

	June 30, 2015	December 31, 2014
Goodwill
Air Pollution Control Segment	$55,033	$53,538
Energy Segment	17,060	16,778
Fluid Handling and Filtration Segment	97,231	97,231

Goodwill	$169,324	$167,547

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2015
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$43,833	$(1,476)	$—	$(559)	$—	$—	$41,798
Energy Segment	29,445	(1,560)	(582)	—	—	—	27,303
Fluid Handling and Filtration Segment	18,459	(699)	(15)	—	—	—	17,745
Corporate and Other(4)	—	—	—	—	—	115	115

Net Sales	$91,737	$(3,735)	$(597)	$(559)	$—	$115	$86,961

	Three Months Ended June 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$35,576	$(2,461)	$—	$(15)	$(161)	$—	$32,939
Energy Segment	18,120	(1,284)	(1)	—	—	—	16,835
Fluid Handling and Filtration Segment	17,095	(402)	(43)	—	—	—	16,650
Corporate and Other(4)	—	—	—	—	—	217	217

Net Sales	$70,791	$(4,147)	$(44)	$(15)	$(161)	$217	$66,641

	Six Months Ended June 30, 2015
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$87,390	$(3,283)	$—	$(593)	$—	$—	$83,514
Energy Segment	54,526	(2,255)	(619)	—	—	—	51,652
Fluid Handling and Filtration Segment	34,193	(1,151)	(103)	—	—	—	32,939
Corporate and Other(4)	—	—	—	—	—	(159)	(159)

Net Sales	$176,109	$(6,689)	$(722)	$(593)	$—	$(159)	$167,946

	Six Months Ended June 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	APC	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Air Pollution Control Segment	$63,660	$(3,490)	$—	$(322)	$(161)	$—	$59,687
Energy Segment	34,310	(2,193)	(1)	—	—	—	32,116
Fluid Handling and Filtration Segment	32,935	(747)	(43)	—	—	—	32,145
Corporate and Other(4)	—	—	—	—	—	(137)	(137)

Net Sales	$130,905	$(6,430)	$(44)	$(322)	$(161)	$(137)	$123,811

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18.	Subsequent Events

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

The completion of the merger is subject to customary closing conditions including the approval of the stockholders of both the Company and PMFG. The Company has received a financing commitment from Bank of America Merrill Lynch, as Lead Arranger and Administrative Agent, to increase and amend the Credit Facility to fund the cash portion of the merger consideration.

The boards of directors of each of the Company and PMFG have unanimously approved the merger. CECO stockholders who own approximately 15% of the current voting power of the Company have signed voting agreements and irrevocable proxies to vote in favor of the merger.

This merger is expected to close in the third quarter of 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014 reflect the consolidated operations of the Company and its subsidiaries.

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

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. Our continuing focus will be on global growth, market coverage, and specifically expansion of our China operations. Operational excellence, margin expansion, after-market growth, and safety leadership are also critical to our growth strategy.

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

Our three reportable segments are: the Air Pollution Control Segment (“APC”), which produces various types of product recovery and air pollution control technologies; the Energy Segment, which produces customized solutions for the power and petrochemical industry; and the Fluid Handling and Filtration Segment (“FHF”), which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

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

The completion of the merger is subject to customary closing conditions including the approval of the stockholders of both the Company and PMFG. The Company has received a financing commitment from Bank of America Merrill Lynch, as Lead Arranger and Administrative Agent, to increase and amend the Credit Facility to fund the cash portion of the merger consideration.

The boards of directors of each of the Company and PMFG have unanimously approved the merger. CECO stockholders who own approximately 15% of the current voting power of the Company have signed voting agreements and irrevocable proxies to vote in favor of the merger.

This merger is expected to close in the third quarter of 2015.

For additional information related to the merger and the merger agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 4, 2015. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement which is incorporated by reference as Exhibit 2.1 to this quarterly report on Form 10-Q.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Net sales	$86.9	$66.6	$167.9	$123.8
Cost of sales	60.3	45.2	120.3	82.6

Gross profit	$26.6	$21.4	$47.6	$41.2
Percent of sales	30.6%	32.1%	28.3%	33.3%
Selling and administrative expenses	$14.4	$11.7	$28.1	$23.4
Percent of sales	16.6%	17.6%	16.7%	18.9%
Acquisition and integration expenses	$1.0	$0.2	$1.3	$0.2
Percent of sales	1.1%	0.3%	0.8%	0.2%
Amortization and earn-out expenses	$6.7	$2.4	$10.7	$4.9
Percent of sales	7.7%	3.6%	6.4%	4.0%
Operating income	$4.5	$7.2	$7.5	$12.7
Operating margin	5.2%	10.8%	4.5%	10.3%

To compare operating performance between the three-month and six-month periods ended June 30, 2015 and 2014, the Company has adjusted GAAP operating income to exclude expenses related to acquisition activities, which include retention, earn-out arrangements, amortization, legal, accounting, banking and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Operating income as reported in accordance with GAAP	$4.5	$7.2	$7.5	$12.7
Operating margin in accordance with GAAP	5.2%	10.8%	4.5%	10.3%
Plant, property and equipment valuation adjustment	0.1	0.1	0.3	0.3
Acquisition and integration expenses	1.0	0.2	1.3	0.2
Amortization and earn-out expenses	6.7	2.4	10.7	4.9

Non-GAAP operating income	$12.3	$9.9	$19.8	$18.1
Non-GAAP operating margin	14.1%	14.9%	11.8%	14.6%

Consolidated sales for the second quarter of 2015 increased $20.3 million, or 30.5%, to $86.9 million compared with $66.6 million in the second quarter of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $8.3 million in sales, and Zhongli, acquired in December 2014, which contributed $8.4 million in sales for the second quarter of 2015. Additionally, the Aarding business increased sales $4.8 million and Buell-FKI increased sales by $2.2 million in the second quarter of 2015 compared with the second quarter of 2014. These increases were partially offset by decreases in sales of the Effox-Flextor business of $2.5 million, and the Kirk and Blum business of $2.3 million in the second quarter of 2015 compared with the second quarter of 2014.

Consolidated sales for the first six months of 2015 increased $44.1 million, or 35.6%, to $167.9 million compared with $123.8 million in the first six months of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $18.7 million in sales, and Zhongli, acquired in December 2014, which contributed $15.7 million in sales for the first six months of 2015. Additionally, the Aarding business increased sales $9.6 million and Buell-FKI increased sales by $7.4 million in the first six months of 2015 compared with the first six months of 2014. These increases were partially offset by decreases in sales of the Effox-Flextor business of $5.5 million, the Adwest business of $2.4 million, and the Kirk and Blum business of $2.9 million in the first six months of 2015 compared with the first six months of 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Gross profit increased $5.2 million, or 24.1%, to $26.6 million in the second quarter of 2015 compared with $21.4 million in the same period of 2014. The increase is primarily attributable to Emtrol, which contributed $1.9 million in gross profit, and Zhongli, which contributed $2.2 million in gross profit for the second quarter of 2015. Gross profit as a percentage of sales was 30.6% in the second quarter 2015 compared with 32.1% in the second quarter of 2014. The lower gross profit margin in the second quarter of 2015 was primarily due to margins related to the Emtrol and Zhongli acquisitions, as well a decrease at the Aarding business.

Gross profit increased $6.4 million, or 15.6%, to $47.6 million in the first six months of 2015 compared with $41.2 million in the same period of 2014. The increase is primarily attributable to Emtrol, which contributed $3.8 million in gross profit, and Zhongli, which contributed $4.0 million in gross profit for the first six months of 2015. These increases were partially offset by a decrease in gross profit of the Effox-Flextor business of $3.1 million in the first six months of 2015 compared with the first six months of 2014. Gross profit as a percentage of sales was 28.3% in the first six months 2015 compared with 33.3% in the first six months of 2014. The lower gross profit margin in the first six months of 2015 was primarily due to margins related to the Emtrol and Zhongli acquisitions, as well decreases at the Aarding and Effox-Flextor businesses.

Orders booked were $74.6 million during the second quarter of 2015 and $168.5 million during the first six months of 2015, as compared with $57.7 million during the second quarter of 2014 and $121.3 million during the first six months of 2014. The increases in 2015 periods were primarily due to the 2014 acquisitions, which represented $19.4 million of total bookings in the second quarter of 2015 and $43.8 million of total bookings in the first six months of 2015.

Selling and administrative expenses increased $2.7 million to $14.4 million for the second quarter of 2015 compared with $11.7 million for the second quarter of 2014. The increase is primarily attributable to incremental selling and administrative expenses from the Emtrol and Zhongli acquisitions.

Selling and administrative expenses increased $4.7 million to $28.1 million for the first six months of 2015 compared with $23.4 million for the first six months of 2014. The increase is primarily attributable to incremental selling and administrative expenses from the Emtrol and Zhongli acquisitions.

Acquisition and integration expenses were $1.0 million and $0.2 million during the second quarter of 2015 and 2014, respectively, and $1.3 million and $0.2 million during the first six month of 2015 and 2014, respectively. The increase in such expenses are related primarily to the pending PMFG acquisition and included legal, accounting, banking and other expenses.

Amortization and earn-out expense was $6.7 million for the second quarter of 2015 compared with $2.4 million for the second quarter of 2014. The increase was primarily attributable to the Emtrol and Zhongli acquisitions. Included in the second quarter 2015 expense was $3.6 million, which related the fair value adjustment of the Zhongli earn-out during the period.

Amortization and earn-out expense was $10.7 million for the first six months of 2015 compared with $4.9 million for the first six months of 2014. The increase was primarily attributable to the Emtrol and Zhongli acquisitions. Included in the first six months of 2015 expense was $4.5 million, which related to the fair value adjustment of the Zhongli earn-out during the period.

Operating income decreased $2.7 million to $4.5 million in the second quarter of 2015 compared with $7.2 million during the same quarter of 2014. Emtrol contributed $1.0 million in operating income, while Zhongli had an operating loss of $1.8 million (inclusive of the $3.6 million fair value adjustment to the earn-out liability described above) for the second quarter of 2015. In addition, there were increases of in corporate level operating expenses, which were driven primarily by increasing the size of the Company from 2014 acquisitions, as well as the acquisition and integration expenses described above.

Operating income decreased $5.2 million to $7.5 million in the first six months of 2015 compared with $12.7 million during the same period of 2014. Emtrol contributed $1.8 million in operating income, while Zhongli had an operating loss of $1.3 million (inclusive of the $4.5 million fair value adjustment to the earn-out liability described above) for the second quarter of 2015. There was also a decrease in the operating income of the Effox-Flextor business of $3.1 million during the first six months of 2015. In addition, there were increases of in corporate level operating expenses, which were driven primarily by increasing the size of the Company due to the 2014 acquisitions, as well as the acquisition and integration expenses described above.

On a non-GAAP basis non-GAAP operating income was $12.3 million for the second quarter of 2015 compared with $9.9 million for the second quarter of 2014. The increase is primarily due to the increase in gross profit described above. Non-GAAP operating income as a percentage of sales decreased from 14.9% for the second quarter of 2014 to 14.1% for the second quarter of 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

On a non-GAAP basis non-GAAP operating income was $19.8 million for the first six months of 2015 compared with $18.1 million for the first six months of 2014. The increase is primarily due to the increase in gross profit described above. Non-GAAP operating income as a percentage of sales decreased from 14.6% for the first six months of 2014 to 11.8% for the first six months of 2015.

Other income/expense, net was $0.6 million of income in the second quarter of 2015 compared with $0.1 million of expense in the second quarter of 2014. The change was due primarily the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $0.6 million of income during the second quarter of 2015.

Other income/expense, net was $1.2 million of expense in the first six months of 2015 compared with $0.2 million in the first six months of 2014. The change was due primarily the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $2.1 million of expense during the first six months of 2015. This expense was offset by net foreign currency exchange gains from normal business operations of $0.9 million.

Interest expense increased to $1.2 million in the second quarter of 2015 from $0.7 million in the second quarter of 2014. The increase is due primarily to borrowings incurred in connection with the Emtrol acquisition.

Interest expense increased to $2.1 million in the second quarter of 2015 from $1.5 million in the first six months of 2014. The increase is due primarily to borrowings incurred in connection with the Emtrol acquisition.

Income tax expense was $1.8 million for the second quarter of 2015 compared with $1.8 million for the same quarter of 2014. The effective income tax rate for the second quarter of 2015 was 45.7% compared with 28.9% for the comparable period of 2014. Income tax expense was $1.9 million for the first six months of 2015 compared with $3.5 million for the same period of 2014. The effective income tax rate for the first six months of 2015 was 44.7% compared with 31.5% for the comparable period of 2014. This rate increase for the three and six month periods is due primarily to permanent differences related to non-deductible acquisition and earn-out expenses. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales (less intra-, inter-segment sales)
Air Pollution Control Segment	$41,798	$32,939	$83,514	$59,687
Energy Segment	27,303	16,835	51,652	32,116
Fluid Handling and Filtration Segment	17,745	16,650	32,939	32,145
Corporate and Other(1)	115	217	(159)	(137)

Net sales	$86,961	$66,641	$167,946	$123,811

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from Operations
Air Pollution Control Segment	$5,140	$4,876	$9,158	$8,742
Energy Segment	215	1,596	635	3,983
Fluid Handling and Filtration Segment	4,431	3,069	7,387	5,740
Corporate and Other(2)	(5,074)	(2,221)	(8,891)	(4,956)
Eliminations	(224)	(132)	(822)	(829)

Income from operations	$4,488	$7,188	$7,467	$12,680

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(2)	Includes corporate compensation, professional services, information technology, acquisitions and integration expenses, and other general and administrative corporate expenses.

Air Pollution Control Segment

Our APC Segment net sales increased $8.9 million to $41.8 million in the second quarter of 2015 compared with $32.9 million in the same period of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $8.3 million, and SAT, acquired in September 2014, which contributed $0.7 million in sales for the second quarter of 2015. Additionally, the Buell-FKI business increased sales by $2.2 million in the second quarter of 2015 compared with the second quarter of 2014. These increases were partially offset by decreases in sales of the Adwest business of $1.2 million, and the Kirk and Blum business of $2.3 million in the second quarter of 2015 compared with the second quarter of 2014.

Our APC Segment net sales increased $23.8 million to $83.5 million in the first six months of 2015 compared with $59.7 million in the same period of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $18.7 million, and SAT, acquired in September 2014, which contributed $1.5 million in sales for the first six months of 2015. Additionally, the Buell-FKI business increased sales by $7.4 million in the first six months of 2015 compared to the first six months of 2014. These increases were partially offset by decreases in sales of the Adwest business of $2.3 million and the Kirk and Blum business of $2.9 million in the first six months of 2015 compared with the first six months of 2014.

Operating income from APC increased $0.2 million to $5.1 million in the second quarter of 2015 from $4.9 million in the same period of 2014. This increase was primarily due to the Emtrol acquisition, which contributed $1.0 million in operating income, partially offset by a decrease in operating income of $0.4 million for the Kirk and Blum business.

Operating income from APC increased $0.5 million to $9.2 million in the first six months of 2015 from $8.7 million in the same period of 2014. This increase was primarily due to the Emtrol acquisition, which contributed $1.8 million in operating income, offset by decreases in operating income of $0.4 million in the Busch business and $0.8 million for the Adwest business.

Energy Segment

Our Energy Segment net sales increased $10.5 million to $27.3 million in the second quarter of 2015 compared with $16.8 million in the second quarter of 2014. The increase is primarily attributable to Zhongli, acquired in December 2014, which contributed $8.4 million in sales for the second quarter of 2015. Additionally, the Aarding business increased sales $4.8 million in the second quarter of 2015 compared with the second quarter of 2014. These increases were partially offset by a decrease in sales of the Effox-Flextor business of $2.5 million in the second quarter of 2015 compared with the second quarter of 2014.

Our Energy Segment net sales increased $19.5 million to $51.6 million in the first six months of 2015 compared with $32.1 million in the first six months of 2014. The increase is primarily attributable to Zhongli, acquired in December 2014, which contributed $15.7 million in sales for the first six months of 2015. Additionally, the Aarding business increased sales $9.6 million in the first six months of 2015 compared with the first six months of 2014. These increases were partially offset by a decrease in sales of the Effox-Flextor business of $5.5 million in the first six months of 2015 compared with the first six months of 2014.

Operating income for the Energy Segment was $0.2 million in the second quarter of 2015 compared with $1.6 million in the second quarter of 2014. There was a $0.3 million decrease in Effox-Flextor operating income, partially offset by an increase in operating income of $0.9 million in the Aarding business, as well as $1.9 million in operating loss from Zhongli which included a fair value adjustment of $3.6 million to the earn-out liability.

Operating income for the Energy Segment was $0.6 million in the first six months of 2015 compared with $4.0 million in the first six months of 2014. There was a $3.2 million decrease in Effox-Flextor operating income, partially offset by an increase in operating income of $1.3 million in the Aarding business, as well as $1.4 million in operating loss from Zhongli which included a fair value adjustment of $4.5 million to the earn-out liability.

Fluid Handling and Filtration Segment

Our FHF Segment net sales increased $1.0 million to $17.7 million in the second quarter of 2015 compared with $16.7 million in the second quarter of 2014. The increase was primarily due to an increase of $1.3 million in our Strobic Air business, partially offset by a decrease of $0.8 million in our CECO Filters business in the second quarter of 2015 compared with the second quarter of 2014.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our FHF Segment net sales increased $0.8 million to $32.9 million in the first six months of 2015 compared with $32.1 million in the first six months of 2014. The increase was primarily due to an increase of $1.8 million in our Strobic Air business, partially offset by a decrease of $1.2 million in our CECO Filters business in the first six months of 2015 compared with the second quarter of 2014.

Operating income for FHF was $4.4 million in the second quarter of 2015 compared with $3.1 million in the second quarter of 2014. This increase was due to increases in operating income in the Global Pump Solutions business and the Strobic Air business, partially offset by a decrease in operating income in our other filtration businesses.

Operating income for FHF was $7.4 million in the first six months of 2015 compared with $5.7 million in the first six months of 2014. This increase was due to increases in operating income in the Global Pump Solutions business and the Strobic Air business, partially offset by a decrease in operating income in our other filtration businesses.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of June 30, 2015, was $140.6 million compared with $140.1 million as of December 31, 2014. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At June 30, 2015 and December 31, 2014, cash and cash equivalents totaled $17.1 million and $19.4 million, respectively. As of June 30, 2015 and December 31, 2014, $9.5 million and $11.7 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2015 and there were no such outstanding contracts as of June 30, 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Debt consisted of the following at June 30, 2015 and December 31, 2014:

(Table only in thousands)	June 30, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $2.2 million through September 2016, $2.8 million through September 2017, and $3.3 million thereafter with balance due upon maturity in August 2018.

- Term loan	$85,690	$90,072
- U.S. Dollar revolving loans	24,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(1,551)	(1,796)

Total outstanding borrowings under Credit Facility	108,139	112,276
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,469	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($28 as of June 30, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	82	152

Total outstanding borrowings	111,690	112,428
Less: current portion	12,317	8,887

Total debt, less current portion	$99,373	$103,541

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

As of June 30, 2015 and December 31, 2014, $8.3 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $72.7 million and $71.5 million at June 30, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until August 27, 2018, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 2.73% and 2.24% at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $3.1 million of other customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. As of June 30, 2015 and December 31, 2014, capitalized deferred financing costs of $0.5 million and $0.5 million, respectively, are included in deferred charges and other assets and $1.6 million and $1.8 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.1 million and $0.2 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the six-month periods ended June 30, 2015 and 2014, respectively, and is classified as interest expense.

Foreign Debt

The Company has a €10.5 million facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million bank guarantee facility and a €3.5 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of June 30, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of June 30, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of June 30, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of June 30, 2015, €6.8 million ($7.5 million) of the bank guarantee and €3.1 million ($3.5 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on this facilities agreement.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

($’s in millions)	June 30, 2015	December 31, 2014
Credit Facility, U.S. Dollar revolving loans	$85.5	$85.5
Draw down	(24.0)	(24.0)
Letters of credit open	(8.3)	(9.5)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million at June 30, 2015 and December 31, 2014 in U.S. Dollar equivalent)	11.7	12.8
Draw down	(3.5)	—
Letters of credit open	(7.5)	(6.7)

Total unused credit availability	$73.4	$77.6

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
($’s in thousands)	2015	2014
Net cash (used in) provided by operating activities	$(50)	$1,771
Net cash provided by investing activities	2,055	6,413
Net cash used in financing activities	(4,278)	(13,057)

Net decrease in cash	$(2,273)	$(4,873)

For the six months ended June 30, 2015, $0.1 million of cash was used in operating activities compared with $1.8 million provided by operating activities in the prior year period. There was a $5.2 million decrease in net income between periods, which was offset by an increase in depreciation and amortization of $1.5 million, a decrease of $2.5 million in cash paid for legal settlements, an increase of $0.5 million in other asset and liabilities, and $1.5 million in reductions resulting from fluctuations in other working capital accounts during the first six months of 2015 compared with the same period in the prior year.

For the six months ended June 30, 2015, net cash provided by investing activities was $2.1 million compared with net cash provided by investing activities of $6.4 million in the prior year period. Cash provided by investing activities was primarily the result of proceeds from sales of property and equipment, including assets held for sale, totaling $2.4 million, offset by cash used for additions to property and equipment of $0.3 million. In the prior year period, cash provided by investing activities was primarily the result of proceeds from sales of property and equipment, including assets held for sale, totaling $7.1 million, partially offset by additions to property and equipment of $0.7 million.

For the six months ended June 30, 2015, financing activities used cash of $4.3 million due to net payments on credit facilities of $1.0 million and $3.5 million in dividends paid to common stockholders. For the six months ended June 30, 2014, financing activities used cash of $13.1 million due to debt repayments of $10.1 million, dividends paid of $2.8 million and repurchases of common stock totaling $1.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $0.8 million.

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

Management believes there have been no significant changes during the three and six month periods ended June 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under “Part II – Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and include, but are not limited to: the ability to successfully complete the acquisition of PMFG; factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the ability to successfully integrate recent acquisitions; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the product recovery, air pollution control, and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $113.2 million at June 30, 2015. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2015. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2015 is $0.3 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Mexico, Great Britain, and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to June 30, 2015 and there are no such contracts outstanding as of June 30, 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that existed as of June 30, 2015, as discussed below.

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of June 30, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weakness’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three months ended June 30, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures noted above, during the three months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1*	Agreement and Plan of Merger by and among PMFG, Inc., CECO Environmental Corp., Top Gear Acquisition Inc. and Top Gear Acquisition II LLC, dated as of May 3, 2015 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015 (File No. 000-07099)).

10.1	Commitment Letter, dated May 3, 2015, from Bank of America, NA and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015 (File No. 000-07099)).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: August 7, 2015