Form 10-Q
period 2015-09-30
CECO ENVIRONMENTAL CORP
filed 2015-11-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,048,024 shares of common stock, par value $0.01 per share, as of November 6, 2015.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2015

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,763	$18,162
Restricted cash	5,350	1,200
Accounts receivable, net	100,758	58,394
Costs and estimated earnings in excess of billings on uncompleted contracts	58,686	24,371
Inventories, net	29,850	23,416
Prepaid expenses and other current assets	11,812	9,046
Prepaid income taxes	4,990	4,190
Assets held for sale	2,500	4,188

Total current assets	244,709	142,967
Property, plant and equipment, net	47,489	18,961
Goodwill	232,240	167,547
Intangible assets-finite life, net	83,975	58,398
Intangible assets-indefinite life	30,249	19,766
Deferred charges and other assets	8,158	6,154

	$646,820	$413,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$19,699	$8,887
Accounts payable and accrued expenses	104,949	51,462
Billings in excess of costs and estimated earnings on uncompleted contracts	23,341	14,597
Income taxes payable	646	405

Total current liabilities	148,635	75,351
Other liabilities	29,416	27,884
Debt, less current portion	174,584	102,969
Deferred income tax liability, net	43,561	26,365

Total liabilities	396,196	232,569

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,048,024 and 26,404,869 shares issued in 2015 and 2014, respectively	340	264
Capital in excess of par value	242,571	168,886
Accumulated earnings	10,794	19,051
Accumulated other comprehensive loss	(8,725)	(6,621)

	244,980	181,580
Less treasury stock, at cost, 137,920 shares in 2015 and 2014	(356)	(356)

Total CECO shareholders’ equity	244,624	181,224
Noncontrolling interest	6,000	—

Total shareholders’ equity	250,624	181,224

	$646,820	$413,793

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net sales	$98,230	$63,300	$266,176	$187,111
Cost of sales	67,435	42,242	187,778	124,875

Gross profit	30,795	21,058	78,398	62,236
Selling and administrative expenses	18,054	13,038	46,158	36,402
Acquisition and integration expenses	5,685	81	6,978	321
Amortization and earn-out expenses	9,250	2,394	19,989	7,288
Legal reserves	—	300	—	300

(Loss) income from operations	(2,194)	5,245	5,273	17,925
Other expense, net	(282)	(1,459)	(1,456)	(1,686)
Interest expense	(1,711)	(767)	(3,845)	(2,255)

(Loss) income before income taxes	(4,187)	3,019	(28)	13,984
Income tax expense (benefit)	638	(684)	2,495	2,767

Net (loss) income	$(4,825)	$3,703	$(2,523)	$11,217

(Loss) earnings per share:
Basic	$(0.17)	$0.14	$(0.09)	$0.44

Diluted	$(0.17)	$0.14	$(0.09)	$0.43

Weighted average number of common shares outstanding:
Basic	28,617,589	25,691,884	27,066,072	25,647,561
Diluted	28,617,589	26,129,427	27,066,072	26,105,415

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2015	2014	2015	2014
Net (loss) income	$(4,825)	$3,703	$(2,523)	$11,217

Other comprehensive loss:
Foreign currency translation	(1,575)	(1,069)	(2,104)	(1,181)

Other comprehensive loss	(1,575)	(1,069)	(2,104)	(1,181)

Comprehensive (loss) income	$(6,400)	$2,634	$(4,627)	$10,036

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,523)	$11,217
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,217	8,103
Unrealized foreign currency loss	1,689	—
Loss (gain) on sale of property and equipment	222	(13)
Non-cash interest expense included in net income	791	411
Share-based compensation expense	1,318	1,221
Bad debt expense	504	111
Inventory reserve expense	463	461
Deferred income taxes	(657)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,635)	(2,772)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,522)	(2,889)
Inventories	170	(253)
Prepaid expense and other current assets	286	(4,164)
Deferred charges and other assets	201	478
Accrued litigation settlement	—	(2,536)
Accounts payable and accrued expenses	2,354	(1,554)
Billings in excess of costs and estimated earnings on uncompleted contracts	(252)	(674)
Income taxes payable	274	(414)
Other liabilities	479	(436)

Net cash (used in) provided by operating activities	(10,621)	6,297

Cash flows from investing activities:
Acquisitions of property and equipment	(526)	(801)
Proceeds from sale of property and equipment	2,396	7,475
Net cash paid for acquisitions	(37,130)	(8,214)

Net used in investing activities	(35,260)	(1,540)

Cash flows from financing activities:
Decrease in restricted cash	100	—
Net (repayments) borrowings on revolving credit lines	(1,242)	1,557
Borrowings of long-term debt	170,000	—
Repayments of debt	(101,966)	(6,637)
Financing fees paid	(2,923)	—
Proceeds from employee stock purchase plan and exercise of stock options	298	1,048
Repurchases of common stock	—	(973)
Dividends paid to common shareholders	(5,734)	(4,374)

Net cash provided by (used in) financing activities	58,533	(9,379)

Effect of exchange rate changes on cash and cash equivalents	(51)	—

Net increase (decrease) in cash and cash equivalents	12,601	(4,622)
Cash and cash equivalents at beginning of period	18,162	22,661

Cash and cash equivalents at end of period	$30,763	$18,039

Supplemental Schedule of Non-Cash Activities:
Common stock issued in business acquisition	$72,145	$500

Cash paid during the period for:
Interest	$2,965	$2,061

Income taxes	$1,812	$7,171

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

During the third quarter of 2015, the Company completed the acquisition of PMFG, Inc. (“PMFG”). During 2014, the Company completed four acquisitions, including i) in August 2014, HEE Environmental Engineering (“HEE”), ii) in September 2014, SAT Technology, Inc. (“SAT”), iii) in November 2014, Emtrol LLC (“Emtrol”), and iv) in December 2014, Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”). The results of their operations have been consolidated with our results following the acquisition dates. For a more complete discussion of the transactions, refer to Note 16.

The Company’s consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The noncontrolling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets.

2.	New Financial Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of ASU 2015-16 on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 codifies the SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU, and it did not have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory within the scope of the ASU (e.g. first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2015-07 requires investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy as defined under FASB Topic 820, “Fair Value Measurements.” The FASB issued the ASU to eliminate the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, and also to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. ASU 2015-07 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company early adopted this ASU in the quarter ended September 30, 2015. As a result of the adoption, all debt related costs are now presented as a direct offset to the long-term debt, and therefore $0.6 million in deferred financing costs were reclassified from “Deferred Charges and Other Assets” to “Debt, Less Current Portion” at December 31, 2014 on the Consolidated Balance Sheet.

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

3.	Accounts Receivable

(Table only in thousands)	September 30, 2015	December 31, 2014
Trade receivables	$12,843	$15,875
Contract receivables	88,883	43,218
Allowance for doubtful accounts	(968)	(699)

	$100,758	$58,394

The provision for doubtful accounts was $0.4 million and $29,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

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

(Table only in thousands)	September 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$206,968	$97,979
Estimated earnings	70,207	28,328

	277,175	126,307
Less billings to date	(241,830)	(116,533)

	$35,345	$9,774

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,686	$24,371
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,341)	(14,597)

	$35,345	$9,774

5.	Inventories

(Table only in thousands)	September 30, 2015	December 31, 2014
Raw materials	$22,553	$18,848
Work in process	5,727	2,644
Finished goods	2,593	2,492
Obsolescence allowance	(1,023)	(568)

	$29,850	$23,416

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.2 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.5 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Nine months ended September 30, 2015		Year ended December 31, 2014
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$167,547	$19,766	$134,062	$18,419
Acquisitions and related adjustments	65,687	10,750	34,638	1,730
Foreign currency translation	(994)	(267)	(1,153)	(383)

	$232,240	$30,249	$167,547	$19,766

(Table only in thousands)	As of September 30, 2015		As of December 31, 2014
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,456	$1,455	$1,429	$1,427
Employment agreements	653	572	693	433
Technology	15,583	3,222	8,317	2,290
Customer lists	79,104	15,355	58,617	8,959
Noncompetition agreements	1,111	201	1,118	34
Tradename	1,390	127	1,390	23
Backlog	6,120	510	—	—

	$105,417	$21,442	$71,564	$13,166

Activity for the nine months ended September 30, 2015 and 2014 is as follows:

(Table only in thousands)	2015	2014
Intangible assets – finite life, net at beginning of period	$58,398	$46,611
Amortization expense	(8,513)	(5,342)
Acquisitions/purchase accounting adjustments	34,900	—
Foreign currency adjustments	(810)	(870)

Intangible assets – finite life, net at end of period	$83,975	$40,399

Amortization expense of finite life intangible assets was $3.3 million and $1.7 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $8.5 million and $5.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Amortization over the next five years for finite life intangibles is expected to be $4.7 million for the remainder of 2015, $16.9 million in 2016, $13.0 million in 2017, $10.7 million in 2018, and $8.9 million in 2019.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets. Management has changed the annual impairment testing date from December 31 to October 1. As of the date of this filing, the Company has not yet completed its assessment. The Company did not identify any triggering events that would require an impairment assessment of its goodwill or indefinite life intangible assets as of September 30, 2015. A qualitative analysis, which included reviewing current year results for revenue and profit, was done for all reporting units as of December 31, 2014. For four of our reporting units with total goodwill of $105.4 million as of December 31, 2014, the analysis led to the conclusion that it was not more likely than not that the fair value for these reporting units exceeded the carrying value. Accordingly, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed.

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

For two of the reporting units tested under the first step, which carried combined goodwill of $90.9 million, the aggregate excess of fair value over their carrying value was only 3%. These two reporting units were acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2015 operating plan, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially a material non-cash impairment charge could result. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit. We determined that with other assumptions held constant, for the first reporting unit that carried $77.9 million of goodwill, a decrease in projected revenue growth rates of approximately 30 basis points or a decrease in projected operational profit of approximately 70 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit. Likewise, we determined that with other assumptions held constant, for the second reporting unit that carried $13.0 million of goodwill, a decrease in projected revenue growth rates of approximately 100 basis points or a decrease in projected operational profit of approximately 90 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit. As of September 30, 2015, a number of our reporting units, including the two mentioned above, continue to have lower than expected sales and operating profits for 2015, and we will need to carefully analyze these units for impairment on October 1, 2015, which is our annual testing date.

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

For three of the reporting units, which carried combined indefinite life intangible assets of $10.0 million, the aggregate excess of fair value over their carrying value was only 5%. These three reporting units were acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the businesses or markets that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the fair values primarily included increasing sales volumes, but the units are experiencing softer sales than expected for 2015. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2015 operating plan, which is possible for certain units as of September 30, 2015, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially can result in material non-cash impairment charges. Therefore, the key assumption most susceptible to change is projected revenue. We determined that with other assumptions held constant, for the first, second and third reporting units that carried $6.8 million, $2.3 million and $0.9 million, respectively, of indefinite life intangible assets, a decrease in projected revenue growth rates of approximately 70 basis points, 40 basis points and 160 basis points, respectively, would result in fair value of the indefinite life intangible assets being equal to its carrying value. As previously mentioned, the Company is experiencing soft sales in a number of reporting units, and if this continues into the fourth quarter, an impairment may be possible.

Two of the reporting units where the fair value was not significantly in excess of the carrying value had definite live intangible assets of $24 million as of December 31, 2014 which could be at risk of impairment if the Company does not successfully achieve its 2015 operating plan as described above.

The Company will perform its annual impairment assessment in the fourth quarter. Management has changed the annual impairment testing date from December 31 to October 1. As of the date of this filing, the Company has not yet completed its assessment.

7.	Accounts Payable and Accrued Expenses

	September 30, 2015	December 31, 2014
Trade accounts payable, including due to subcontractors	$65,668	$31,882
Compensation and related benefits	7,130	2,976
Accrued interest	107	193
Current portion of earn-out liability	14,377	8,738
Accrued warranty	3,220	936
Other accrued expenses	14,447	6,737

	$104,949	$51,462

8.	Debt

Debt consisted of the following at September 30, 2015 and December 31, 2014:

(Table only in thousands)	September 30, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through September 2018, and $5.3 million thereafter with balance due upon maturity in September 2020.

- Term loan	$170,000	$90,072
- U.S. Dollar revolving loans	19,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(4,500)	(2,368)

Total outstanding borrowings under Credit Facility	184,500	111,704
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,750	—
Outstanding borrowings (U.S. dollar equivalent) under PCMC Facility (defined below)	4,404	—
Outstanding borrowings (U.S. dollar equivalent) under PCMC LOC (defined below)	1,573	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($28 as of September 30, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	56	152

Total outstanding borrowings	194,283	111,856
Less: current portion	19,699	8,887

Total debt, less current portion	$174,584	$102,969

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

On September 3, 2015, concurrent with the closing of the PMFG acquisition, the Company amended the Credit Agreement. Pursuant to the amendment, the Lenders provided a term loan under the Credit Agreement in an aggregate principal amount of $170.0 million and the Lenders decreased their senior secured U.S. dollar revolving credit commitments to the aggregate principal amount of $60.5 million. All other provisions of the agreement remained substantially unchanged. The proceeds from the increased term loan were used primarily to (i) finance the cash portion of the PMFG purchase price, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of PMFG and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the amendment to the Credit Agreement and the PMFG acquisition.

As of September 30, 2015 and December 31, 2014, $15.3 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $45.7 million and $71.5 million at September 30, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%, plus a margin ranging from 1.0% to 2.0% depending on the Company’s consolidated leverage ratio (“Base Rate”), or a Eurocurrency Rate (as defined in the Credit Agreement) plus 2.0% to 3.0% depending on the Company’s consolidated leverage ratio. Interest on swing line loans is the Base Rate.

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 3.20% and 2.24% at September 30, 2015 and December 31, 2014, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of September 30, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $6.0 million of customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. Of these customary closing fees, $2.9 million were paid in the third quarter of 2015 in connection with the September 3, 2015 amendment to the Credit Agreement. As of September 30, 2015 and December 31, 2014, unamortized deferred financing costs of $4.5 million and $2.4 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.2 million and $0.1 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.4 million for the nine-month periods ended September 30, 2015 and 2014, respectively, and is classified as interest expense. Also, during the three-month period ended September 30, 2015, an additional $0.3 million of the fees were expensed, and classified as interest expense, as a result of the modification of the Credit Agreement.

Foreign Debt

The Company has a €10.5 million ($11.8 million) facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million ($7.9 million) bank guarantee facility and a €3.5 million ($3.9 million) overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of September 30, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of September 30, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of September 30, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2015, €6.2 million ($7.0 million) of the bank guarantee and €3.3 million ($3.7 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on the facilities agreement.

In conjunction with the PMFG acquisition, the Company assumed the debt of Peerless China Manufacturing Co. Ltd. (“PCMC”), a subsidiary of PMFG in China. The original long-term loan agreement was entered into in July of 2013 and is with Bank of China Limited (“PCMC Facility”). The loan agreement provides for a loan commitment of ¥43.0 million ($6.9 million). The loan is secured by PCMC’s property, plant and equipment. The loan matures on December 20, 2017. At September 30, 2015, there was an outstanding borrowing of ¥28.0 million ($4.4 million). The Company is required to make semi-annual principal payments on the loan. This loan was paid off subsequent to September 30, 2015. Interest rates use floating rates as established by The People’s Bank of China. The rate at September 30, 2015 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At September 30, 2015, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.4 million at September 30, 2015, secured by $0.4 million of restricted cash balances. PCMC also entered into a short-term financing with Bank of China Limited (“PCMC LOC”). The financing provides for borrowing up to ¥10 million ($1.6 million) at an interest rate of 6.5%, with interest payable monthly. The short-term financing is due in December 2015.

A subsidiary of the Company located in the U.K. has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.1 million) at September 30, 2015. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.9 million ($2.8 million) at September 30, 2015. At September 30, 2015, there was £3.6 million ($5.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Germany has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.4 million) at September 30, 2015. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.6 million ($0.7 million) at September 30, 2015. At September 30, 2015, there was €1.8 million ($2.0 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Singapore had bank guarantees of $1.1 million at September 30, 2015. At September 30, 2015, these guarantees are secured with a cash deposit of $0.3 million, and a protective letter of credit issued by the Company to Citibank.

9.	Earnings (Loss) and Dividends per Share

The computational components of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2015 and 2014 are below.

	For the three-month period ended September 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(4,825)	28,618	$(0.17)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	—	—

Diluted loss and loss per share	$(4,825)	28,618	$(0.17)

	For the three-month period ended September 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,703	25,692	$0.14
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	437	—

Diluted earnings and earnings per share	$3,703	26,129	$0.14

	For the nine-month period ended September 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(2,523)	27,066	$(0.09)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	—	—

Diluted loss and loss per share	$(2,523)	27,066	$(0.09)

	For the nine-month period ended September 30, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$11,217	25,647	$0.44
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	458	(0.01)

Diluted earnings and earnings per share	$11,217	26,105	$0.43

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month and nine-month periods ended September 30, 2015, 1.3 million outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On August 5, 2015, the Company declared and, on September 30, 2015, paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing consent of lenders under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.4 million and $0.5 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.2 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

The weighted-average fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was estimated at $4.53 and $6.92 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the nine months ended September 30, 2015 and 2014, the Company utilized a weighted-average volatility factor of 45% and 56%, respectively.

Expected Term: For the nine months ended September 30, 2015 and 2014, the Company utilized a weighted-average expected term factor of 6.4 years and 6.2 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the nine months ended September 30, 2015 and 2014, the Company utilized a weighted-average risk-free interest rate factor of 1.9% and 2.2%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 2.3% and 1.6% to value options granted during the nine months ended September 30, 2015 and 2014, respectively.

The weighted-average fair value of restricted stock units granted during the nine months ended September 30, 2015 and 2014 was estimated at $9.48 and $14.41, respectively, per unit using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary. There is a portion of the outstanding restricted stock units that have both performance and service-based vesting conditions. The Company has determined that the performance condition is likely to be met. As such, the related expense will be recognized over the service period.

The Company received $0.1 million and $0.9 million in cash from employees and directors exercising options during the nine months ended September 30, 2015 and 2014, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $0.2 million and $1.5 million, respectively.

11.	Stock Purchase

During the three-month period ended March 31, 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired. There were no such repurchases during the three-month and nine-month periods ended September 30, 2015, or the three-month period ended September 30, 2014.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension plan:
Service cost	$58	$50	$175	$150
Interest cost	354	357	1,060	1,071
Expected return on plan assets	(502)	(488)	(1,507)	(1,464)
Amortization of net actuarial loss	65	44	194	132

Net periodic benefit gain	$(25)	$(37)	$(78)	$(111)

Health care plan:
Interest cost	$1	$1	$4	$3
Amortization of loss (gain)	2	(1)	5	(3)

Net periodic benefit cost (gain)	$3	$—	$9	$—

We made contributions to our defined benefit plans during the nine months ended September 30, 2015 and 2014 totaling $0.4 million and $1.4 million, respectively. We anticipate contributing $0.2 million to fund the pension plans and $25,000 for the retiree health care plan during the remainder of 2015. The unfunded liability of the plans of $10.7 million and $11.1 million as of September 30, 2015 and December 31, 2014, respectively, is included in Other Liabilities on our Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2015 and December 31, 2014, the liability for uncertain tax positions totaled approximately $0.5 million and $1.2 million, respectively, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, debt and accounts payable, which approximate fair value at September 30, 2015, due to their short-term nature or variable, market-driven interest rates.

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $36.1 million and $19.4 million, respectively, of which $24.0 million and $11.7 million, respectively, was held outside of the United States, principally in the Netherlands, China, Great Britain, and Canada. Of the cash held outside of the United States by PMFG-related entities, approximately $4.3 million is restricted. Subsequent to September 30, 2015, a majority of the restrictions were removed. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation would result in the accrual and payment of additional U.S. income tax.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2015 and there are no such contracts outstanding as of September 30, 2015.

15.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2015 for cases involving asbestos-related claims were $0.8 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 213 cases pending against the Company as of September 30, 2015 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 195 cases that were pending as of December 31, 2014. During the nine months ended September 30, 2015, 36 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

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

Viron

On October 3, 2014, Viron International (“Viron”) filed a complaint against us and our subsidiary, the Kirk and Blum Manufacturing Company (“Kirk & Blum”), in the United States District Court for the Western District of Texas (the “Court”)

seeking damages against us and Kirk & Blum for alleged breach of contract. After a trial on January 12, 2015, on February 27, 2015, the Court issued Findings of Fact and Conclusions of Law that provide that we and Kirk & Blum breached our contract with Viron and that Viron is entitled to damages in the amount of approximately $0.6 million plus attorneys’ fees. Additionally, the Court concluded that we and Kirk & Blum are not entitled to an offset for the invoiced amounts of $0.2 million not paid by Viron under the contract. As of September 30, 2015, we settled with Viron for $0.5 million, of which an amount of $0.2 million was recorded in the three months ended September 30, 2015.

PMFG shareholder lawsuits

Since the public announcement of the proposed Mergers on May 4, 2015, CECO, Merger Sub I, Merger Sub II, PMFG and the members of the PMFG Board have been named as defendants in three lawsuits related to the Mergers, which were filed by alleged stockholders of PMFG on May 17, 2015, June 29, 2015 and July 17, 2015. The first filed lawsuit, which is a derivative action that also purports to assert class claims, was filed in the District Court of Dallas County, Texas (the “Texas Lawsuit”). The second and third filed lawsuits, which are class actions, were filed in the Court of Chancery of the State of Delaware and have now been consolidated into a single action (the “Delaware Lawsuit,” and collectively with the Texas Lawsuit, the “Lawsuits”). In the Lawsuits, the plaintiffs generally allege that the Mergers fail to properly value PMFG, that the individual defendants breached their fiduciary duties in approving the Merger Agreement, and that those breaches were aided and abetted by CECO, Merger Sub I and Merger Sub II.

In the Lawsuits, the plaintiffs allege, among other things, (a) that the PMFG Board breached its fiduciary duties by agreeing to the Mergers for inadequate consideration and pursuant to a tainted process by (1) agreeing to lock up the Mergers with deal protection devices that, notwithstanding the ability of PMFG to solicit actively alternative transactions, prevent other bidders from making a successful competing offer for PMFG, (2) participating in a transaction where the loyalties of the PMFG Board and management are divided, and (3) relying on financial and legal advisors who plaintiffs allege were conflicted; (b) that those breaches of fiduciary duties were aided and abetted by CECO, Merger Sub I, Merger Sub II and PMFG, and (c) that the disclosure provided in the registration statement filed by CECO on June 9, 2015 was inadequate in a number of respects.

In the Lawsuits, the plaintiffs seek, among other things, (a) to enjoin the defendants from completing the Mergers on the agreed-upon terms, (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms therein, and (c) costs and disbursements and attorneys’ and experts’ fees, as well as other equitable relief as the courts deem proper.

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the Mergers, the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but will not affect any stockholder’s rights to pursue appraisal rights.

On August 24, 2015, PMFG made a filing with the SEC on Form 8-K satisfying its obligations under the memorandum of understanding to make additional disclosures to supplement the joint proxy statement/prospectus relating to the Mergers, dated as of July 31, 2015.

The memorandum of understanding was not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

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

PMFG

On September 3, 2015, the Company completed its 100% acquisition of PMFG’s outstanding common stock for a purchase price of 136.7 million. PMFG’s shareholders had the option to elect to exchange each share of PMFG common stock for either (i) $6.85 in cash, without interest, or (ii) shares of the Company’s common stock valued at $6.85, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on September 2, 2015, the last trading day before the closing of the acquisition, subject to a collar so that there was a maximum exchange ratio of 0.6456 shares of the Company’s common stock for each share of PMFG common stock and a minimum exchange ratio of 0.5282 shares of the Company’s common stock for each share of PMFG common stock, subject to certain exceptions and with overall elections subject to proration.

Approximately 44.5% of the shares of PMFG common stock converted into the right to receive the $6.85 cash consideration, for an approximate total of $64.6 million. The Company’s common stock trading price for the 15 day period was $9.6655. As a result, each of the remaining shares of PMFG common stock converted into the right to receive 0.6456 shares of Company common stock, or an approximate total of 7,602,166 shares of Company common stock in aggregate.

In accordance with the proration and reallocation provisions of the merger agreement, because the $6.85 per share cash consideration was oversubscribed by PMFG shareholders prior to the election deadline, (a) each PMFG share for which a valid stock election was made or for which no valid cash or stock election was made was automatically cancelled and converted into the right to receive the stock consideration and (b) each PMFG shareholder of record that made a valid cash election by the deadline received (i) the cash consideration for approximately 58.05% of such holder’s PMFG shares for which a valid cash election was made and (ii) the stock consideration for approximately 41.95% of such holder’s PMFG Shares for which a valid cash election was made. The value of stock recorded for purchase accounting was $72.1 million, which equates to approximately $9.49 per share.

PMFG is a global provider of engineered equipment for the abatement of air pollution, the separation and filtration of contaminants from gases and liquids, and industrial noise control equipment, which complements our Energy Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $27,450)	$93,342
Property and equipment	31,129
Other assets	984
Assets held for sale (a)	950
Deferred income tax asset	1,865
Goodwill	63,270
Intangible – finite life, net	34,900
Intangible – indefinite life	10,750

Total assets acquired	237,190
Current liabilities assumed	(73,447)
Deferred income tax liability	(18,195)
Long term liabilities assumed	(2,822)
Noncontrolling interest	(6,000)

Net assets acquired	$136,726

(a)	The assets held for sale consists of primarily real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to Held for Sale. The Company expects to complete the sale of the subject assets within the next twelve months.

For the nine months ended September 30, 2015, PMFG accounted for $12.6 million of revenue and $0.9 million of net income included in the Company’s results.

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the purchase agreement. Based on projections at the acquisition date, the Company originally estimated the fair value of the earn-out to be $17.1 million. During the nine months ended September 30, 2015, the Company increased the earn-out by $9.1 million based on the estimated fair value at that date, for a total earn-out payable of $26.2 million at September 30, 2015. The earn-out adjustment is recorded as expense in “Amortization and earn-out expenses” on the Condensed Consolidated Statements of Income. The first year of the estimated earn-out payable of $11.6 million is recorded in “Accounts payable and accrued expenses” and the balance of $14.6 million is recorded in “Other liabilities” on the Condensed Consolidated Balance Sheets.

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

For the nine months ended September 30, 2015, Zhongli accounted for $24.3 million of revenue and $6.8 million of net loss (inclusive of the earnout adjustment noted above) included in the Company’s results.

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

Emtrol and its subsidiary are engaged in the business of designing and manufacturing of fluid catalytic cracking and industrial cyclone technology for a variety of industries including the refinery, petrochemical, and chemical sectors, which complements our Environmental Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$9,922
Property and equipment	125
Goodwill	24,998
Intangible – finite life, net	12,890

Total assets acquired	47,935
Current liabilities assumed	(10,173)

Net assets acquired	$37,762

For the nine months ended September 30, 2015, Emtrol accounted for $27.4 million of revenue and $2.9 million of net income included in the Company’s results.

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at September 30, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.3 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.7 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

SAT is a leading provider of volatile organic compounds abatement solutions for the Chinese air pollution control market, which complements our Environmental Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$1,679
Property and equipment	10
Goodwill	1,733
Intangible – finite life, net	840
Intangible – indefinite life	260

Total assets acquired	4,522
Current liabilities assumed	(1,847)
Deferred tax liabilities	(275)

Net assets acquired	$2,400

For the nine months ended September 30, 2015, SAT accounted for $2.0 million of revenue and $0.5 of million net loss included in the Company’s results.

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of nine months from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at September 30, 2015 or December 31, 2014. The first year of the estimated earn-out payable of $0.7 million is recorded in “Accounts payable and accrued expenses” and the balance of $1.3 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

HEE is a leading North American designer and manufacturer of scrubbers and fans for the air pollution control market, which complements our Environmental Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets	$913
Property and equipment	158
Goodwill	5,644
Intangible – finite life, net	2,690
Intangible – indefinite life	510

Total assets acquired	9,915
Current liabilities assumed	(415)

Net assets acquired	$9,500

For the nine months ended September 30, 2015 and 2014, HEE accounted for $9.2 million and $0.4 million of revenue, respectively, and $1.1 million of net income and zero net income, respectively, included in the Company’s results.

The approximate fair values of the assets acquired and liabilities assumed related to the PMFG, Zhongli, and Emtrol acquisitions are based on preliminary estimates and assumptions. In particular, the PMFG acquisition was significant to the Company, and because it closed near the end of the third quarter, there was limited time to fully work through the purchase accounting. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed. Such changes could result in material variances between the Company’s future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill related to the HEE, and Emtrol acquisitions is not deductible for tax purposes. Goodwill related to the Zhongli and SAT acquisitions is deductible for tax purposes. It is undetermined at this time if goodwill related to the PMFG acquisition will be deductible or not.

The following unaudited pro forma information represents the Company’s results of operations as if the PMFG acquisition had occurred as of January 1, 2014, and the HEE, SAT, Emtrol, and Zhongli acquisitions had occurred as of January 1, 2013:

(Table only in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$119,070	$125,693	$359,480	$364,271
Net income (loss)	(18,707)	4,519	(28,394)	(22,762)
Earnings per share:
Basic	$(0.55)	$0.13	$(0.82)	$(0.68)
Diluted	$(0.55)	$0.13	$(0.82)	$(0.68)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $16.8 million and $0.3 million, and certain nonrecurring expenses, such as goodwill impairment, of $0.4 million and $26.6 million, for the nine months ended 2015 and 2014, respectively. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

Environmental Segment (“Environmental”)

Our Environmental Segment, formerly known as the Air Pollution Control Segment, provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries. This segment is comprised of Adwest, HEE-Duall Air and Odor Technologies, Busch, Emtrol-Buell, Flex-Kleen Dust Collection Technologies, FKI-Emtrol, Kirk & Blum, KB Duct, and SAT. During the quarter, the Company concluded that changing the name of this segment was appropriate to more accurately describe the long-term goals of the Company in conjunction with the products and services offered within the segment.

Energy Segment (“Energy”)

Our Energy Segment provides the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries. This segment is comprised of Aarding, Effox-Flextor, AVC, PMFG and Zhongli.

Fluid Handling and Filtration Segment (“FHF”)

Our Fluid Handling and Filtration Segment provides the design and manufacture of technologies including high quality centrifugal pumps for corrosive, abrasive and high temperature liquids, filter products for air and liquid filtration, and technologically advanced air movement and exhaust systems. These products are applicable to a wide variety of industries, particularly the aquarium/aquaculture, plating and metal finishing, food and beverage, chemical/petrochemical, wastewater treatment, desalination and pharmaceutical markets. This segment is comprised of Met-Pro Global Pump Solutions, Mefiag Filtration Solutions, Keystone Filtration Solutions, CECO Filters and Strobic Air Corporation.

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

The financial segment information is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$40,644	$27,709	$124,158	$87,396
Energy Segment	40,014	17,977	91,666	50,093
Fluid Handling and Filtration Segment	17,136	17,584	50,075	49,729
Corporate and Other(1)	436	30	277	(107)

Net sales	$98,230	$63,300	$266,176	$187,111

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (Loss) from Operations
Environmental Segment	$5,225	$3,315	$14,383	$12,057
Energy Segment	(1,082)	1,850	(447)	5,833
Fluid Handling and Filtration Segment	4,011	4,347	11,398	10,087
Corporate and Other(2)	(11,170)	(3,944)	(20,061)	(8,900)
Eliminations	822	(323)	—	(1,152)

Income (loss) from operations	$(2,194)	$5,245	$5,273	$17,925

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property and Equipment Additions
Environmental Segment	$49	$59	$130	$327
Energy Segment	66	5	245	72
Fluid Handling and Filtration Segment	65	26	133	359
Corporate and Other	5	—	18	43

Property and equipment additions	$185	$90	$526	$801

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and Amortization
Environmental Segment	$1,092	$508	$3,349	$1,286
Energy Segment	1,526	561	2,957	1,780
Fluid Handling and Filtration Segment	1,586	1,614	4,772	4,939
Corporate and Other	70	31	139	98

Depreciation and Amortization	$4,274	$2,714	$11,217	$8,103

	September 30, 2015	December 31, 2014
Identifiable Assets
Environmental Segment	$136,517	$133,899
Energy Segment	316,869	91,850
Fluid Handling and Filtration Segment	169,480	172,779
Corporate and Other(3)	23,954	15,265

Identifiable Assets	$646,820	$413,793

(3)	Corporate assets primarily consist of cash and income tax related assets.

	September 30, 2015	December 31, 2014
Goodwill
Environmental Segment	$55,033	$53,538
Energy Segment	79,976	16,778
Fluid Handling and Filtration Segment	97,231	97,231

Goodwill	$232,240	$167,547

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended September 30, 2015
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$42,925	$(1,928)	$—	$(345)	$(8)	$—	$40,644
Energy Segment	41,511	(1,490)	(7)	—	—	—	40,014
Fluid Handling and Filtration Segment	17,654	(424)	(94)	—	—	—	17,136
Corporate and Other(4)	—	—	—	—	—	436	436

Net Sales	$102,090	$(3,842)	$(101)	$(345)	$(8)	$436	$98,230

	Three Months Ended September 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$29,920	$(1,634)	$—	$(444)	$(133)	$—	$27,709
Energy Segment	19,193	(1,200)	(16)	—	—	—	17,977
Fluid Handling and Filtration Segment	18,176	(564)	(28)	—	—	—	17,584
Corporate and Other(4)	—	—	—	—	—	30	30

Net Sales	$67,289	$(3,398)	$(44)	$(444)	$(133)	$30	$63,300

	Nine Months Ended September 30, 2015
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$130,315	$(5,211)	$—	$(938)	$(8)	$—	$124,158
Energy Segment	96,037	(3,745)	(626)	—	—	—	91,666
Fluid Handling and Filtration Segment	51,847	(1,575)	(197)	—	—	—	50,075
Corporate and Other(4)	—	—	—	—	—	277	277

Net Sales	$278,199	$(10,531)	$(823)	$(938)	$(8)	$277	$266,176

	Nine Months Ended September 30, 2014
			Less Inter-Segment Sales
	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$93,580	$(5,124)	$—	$(766)	$(294)	$—	$87,396
Energy Segment	53,503	(3,393)	(17)	—	—	—	50,093
Fluid Handling and Filtration Segment	51,111	(1,311)	(71)	—	—	—	49,729
Corporate and Other(4)	—	—	—	—	—	(107)	(107)

Net Sales	$198,194	$(9,828)	$(88)	$(766)	$(294)	$(107)	$187,111

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended September 30, 2015 and 2014 reflect the consolidated operations of the Company and its subsidiaries.

CECO is a diversified global provider of leading engineered technologies to the environmental, energy, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model, strategically balanced across the world. CECO targets its over $5 billion+ of installed-base, specifically to expand and grow a higher recurring revenue of aftermarket products and services. CECO’s well respected brands, technologies and solutions have been evolving for well over 50 years to become leading-class technologies in specific niche global end markets, including natural gas turbine power, refinery & petrochemical engineered cyclones and mid-stream energy pipeline gas transmission. As a result, CECO’s business is not concentrated in a single industry or customer.

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

Our CECO Asia platform is positioned to benefit from the tightening of air pollution standards by China’s Ministry of Environmental Protection. Asia represents an opportunity for consistent, long-term growth. It balances our global growth and provides a layer of protection against economic cycles that are specific to North America and Europe. This year marks our 11th anniversary of operating in China, and it opens up opportunities to sell to the entire Asia-Pacific region. Our expanded portfolio of technologies with Peerless provides growth opportunities over the next decade as the market demands for energy, environmental, filtration and fluid handling technologies align with our technology strengths.

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

Our three reportable segments are: the Environmental Segment (“Environmental”), which produces various types of product recovery and air pollution control technologies; the Energy Segment, which produces customized solutions for the natural gas, power generation, and refining and petrochemical processing industries; and the Fluid Handling and Filtration Segment (“FHF”), which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage the operational efficiencies between our family of companies.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its core operational performance.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income as a result of items that the Company believes are not indicative of its core operations. These include charges associated with the Company’s acquisition and integration of Aarding Thermal Acoustics B.V. (“Aarding”), Met-Pro Corporation (“Met-Pro”), HEE Environmental Engineering, LLC (“HEE”), SAT Technology, Inc. (“SAT”), Emtrol LLC (“Emtrol”), Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”), and PMFG, Inc. (“PMFG”) and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred substantial charges associated with the acquisition and integration of these companies. See Note 16 to the unaudited condensed consolidated financial statements for further information on these acquisitions.

Significant Recent Development

On September 3, 2015, we completed our acquisition of PMFG, which resulted in the acquisition of 100% of all outstanding shares of PMFG for $6.85 per share in a cash and stock transaction. In addition, holders of outstanding PMFG options and restricted stock units received an aggregate amount of cash equal to approximately $1.6 million as consideration for the cancellation of the options and restricted stock units held by them immediately prior to the closing of the acquisition. The purchase price consisted of approximately 7,602,166 shares of Company common stock and $64.6 million in cash. Following the issuance of these shares, there were approximately 33,908,414 shares of Company common stock issued and outstanding. The cash portion of the purchase consideration was financed with borrowings from an amended and restated credit facility. See “Financial Condition, Liquidity and Capital Resources” below. Because the acquisition closed on September 3, 2015, the Company’s financial information does not include any of the results of operations from PMFG prior to the acquisition date. The financial results of PMFG are included in the “Energy” segment as of the date of the acquisition.

Acquisition and integration expenses on the condensed consolidated statements of operations are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Net sales	$98.2	$63.3	$266.2	$187.1
Cost of sales	67.4	42.2	187.8	124.9

Gross profit	$30.8	$21.1	$78.4	$62.2
Percent of sales	31.4%	33.3%	29.5%	33.2%
Selling and administrative expenses	$18.0	$13.0	$46.1	$36.4
Percent of sales	18.3%	20.5%	17.3%	19.5%
Acquisition and integration expenses	$5.7	$0.1	$7.0	$0.3
Percent of sales	5.8%	0.2%	2.6%	0.2%
Amortization and earn-out expenses	$9.3	$2.4	$20.0	$7.3
Percent of sales	9.5%	3.8%	7.5%	3.9%
Legal reserves	$—	$0.3	$—	$0.3
Percent of sales	0.0%	0.5%	0.0%	0.2%
Operating income (loss)	$(2.2)	$5.2	$5.3	$17.9
Operating margin	(2.2)%	8.3%	2.0%	9.6%

To compare operating performance between the three-month and nine-month periods ended September 30, 2015 and 2014, the Company has adjusted GAAP operating income (loss) to exclude expenses related to acquisition activities, which include retention, earn-out arrangements, amortization, legal, accounting, banking and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income (loss) and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Operating income (loss) as reported in accordance with GAAP	$(2.2)	$5.2	$5.3	$17.9
Operating margin in accordance with GAAP	(2.2)%	8.3%	2.0%	9.6%
Plant, property and equipment valuation adjustment	0.2	0.2	0.5	0.5
Acquisition and integration expenses	5.7	0.1	7.0	0.3
Amortization and earn-out expenses	9.3	2.4	20.0	7.3
Legal reserves	—	0.3	—	0.3

Non-GAAP operating income	$13.0	$8.2	$32.8	$26.3
Non-GAAP operating margin	13.2%	12.9%	12.3%	14.1%

Consolidated sales for the third quarter of 2015 increased $34.9 million, or 55.1%, to $98.2 million compared with $63.3 million in the third quarter of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $8.7 million in sales, Zhongli, acquired in December 2014, which contributed $8.5 million in sales, and PMFG, acquired in September 2015, which contributed $12.6 in sales for the third quarter of 2015. Additionally, the Aarding business increased sales $3.6 million and Buell-FKI increased sales by $2.8 million in the third quarter of 2015 compared with the third quarter of 2014. These increases were partially offset by decreases in sales of the Effox-Flextor business of $2.7 million in the third quarter of 2015 compared with the third quarter of 2014.

Consolidated sales for the first nine months of 2015 increased $79.1 million, or 42.3%, to $266.2 million compared with $187.1 million in the first nine months of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $27.4 million in sales, Zhongli, acquired in December 2014, which contributed $24.3 million in sales, and PMFG, acquired in September 2015, which contributed $12.6 in sales for the first nine months of 2015. Additionally, the Aarding business increased sales $13.2 million and Buell-FKI increased sales by $10.2 million in the first nine months of 2015 compared with the first nine months of 2014. These increases were partially offset by decreases in sales of the Effox-Flextor business of $8.2 million, the Adwest business of $2.9 million, and the Kirk and Blum business of $4.0 million in the first nine months of 2015 compared with the first nine months of 2014.

Gross profit increased $9.7 million, or 46.2%, to $30.8 million in the third quarter of 2015 compared with $21.1 million in the same period of 2014. The increase is primarily attributable to Emtrol, which contributed $2.1 million in gross profit, Zhongli, which contributed $2.1 million in gross profit, and PMFG which contributed $4.5 million for the third quarter of 2015. Gross profit as a percentage of sales was 31.4% in the third quarter 2015 compared with 33.3% in the third quarter of 2014. The lower gross profit margin in the third quarter of 2015 was primarily due to lower than average margins related to the Emtrol and Zhongli acquisitions, partially offset by the higher than average margins related to the PMFG acquisition.

Gross profit increased $16.2 million, or 26.0%, to $78.4 million in the first nine months of 2015 compared with $62.2 million in the same period of 2014. The increase is primarily attributable to Emtrol, which contributed $5.9 million in gross profit, Zhongli, which contributed $6.1 million in gross profit, and PMFG which contributed $4.5 million in gross profit for the first nine months of 2015. These increases were partially offset by a decrease in gross profit of the Effox-Flextor business of $3.9 million in the first nine months of 2015 compared with the first nine months of 2014. Gross profit as a percentage of sales was 29.5% in the first nine months 2015 compared with 33.3% in the first nine months of 2014. The lower gross profit margin in the first nine months of 2015 was primarily due to margins related to the Emtrol and Zhongli acquisitions, as well decreases at the Aarding and Effox-Flextor businesses.

Orders booked were $88.8 million during the third quarter of 2015 and $257.2 million during the first nine months of 2015, as compared with $69.9 million during the third quarter of 2014 and $191.2 million during the first nine months of 2014. The increases in the 2015 periods were primarily due to the 2014 and 2015 acquisitions, which represented $20.3 million of total bookings in the third quarter of 2015 and $64.1 million of total bookings in the first nine months of 2015.

Selling and administrative expenses increased $5.0 million to $18.0 million for the third quarter of 2015 compared with $13.0 million for the third quarter of 2014. The increase is primarily attributable to incremental selling and administrative expenses from the Emtrol Zhongli, and PMFG acquisitions. However, selling and administrative expenses decreased as a percentage of sales from 19.5% in the third quarter of 2014 compared with 17.3% in the third quarter of 2015.

Selling and administrative expenses increased $9.7 million to $46.1 million for the first nine months of 2015 compared with $36.4 million for the first nine months of 2014. The increase is primarily attributable to incremental selling and administrative expenses from the Emtrol, Zhongli, and PMFG acquisitions. However, selling and administrative expenses decreased as a percentage of sales from 20.5% in the first nine months of 2014 compared with 18.3% in the first nine months of 2015.

Acquisition and integration expenses were $5.7 million and $0.1 million during the third quarter of 2015 and 2014, respectively, and $7.0 million and $0.3 million during the first nine month of 2015 and 2014, respectively. The increases in such expenses are related primarily to the PMFG acquisition and included legal, accounting, banking and other expenses.

Amortization and earn-out expense was $9.3 million for the third quarter of 2015 compared with $2.4 million for the third quarter of 2014. The increase was primarily attributable to the Emtrol, Zhongli, and PMFG acquisitions. Included in the third quarter 2015 expense was $5.4 million, which related the fair value adjustment of the Zhongli earn-out during the period due to higher than expected operational profit at Zhongli after the acquisition.

Amortization and earn-out expense was $20.0 million for the first nine months of 2015 compared with $7.3 million for the first nine months of 2014. The increase was primarily attributable to the Emtrol, Zhongli, and PMFG acquisitions. Included in the first nine months of 2015 expense was $9.9 million, which related to the fair value adjustment of the Zhongli earn-out during the period due to higher than expected operational profit at Zhongli after the acquisition.

Operating income (loss) decreased $7.4 million to a $2.2 million operating loss in the third quarter of 2015 compared with $5.2 million operating income during the same quarter of 2014. Emtrol contributed $1.1 million and PMFG contributed $1.5 million in operating income, while Zhongli had an operating loss of $3.9 million (inclusive of the $5.4 million fair value adjustment to the earn-out liability described above) for the third quarter of 2015. In addition, there were increases in corporate level operating expenses, which were driven primarily by increasing the size of the Company from 2014 and 2015 acquisitions, as well as the acquisition and integration expenses described above.

Operating income decreased $12.6 million to $5.3 million in the first nine months of 2015 compared with $17.9 million during the same period of 2014. Emtrol contributed $2.9 million and PMFG contributed $1.5 million in operating income, while Zhongli had an operating loss of $5.2 million (inclusive of the $9.9 million fair value adjustment to the earn-out liability described above) for the third quarter of 2015. There was also a decrease in the operating income of the Effox-Flextor business of $4.1 million during the first nine months of 2015. In addition, there were increases in corporate level operating expenses, which were driven primarily by increasing the size of the Company due to the 2014 and 2015 acquisitions, as well as the acquisition and integration expenses described above.

On a non-GAAP basis, non-GAAP operating income was $13.0 million for the third quarter of 2015 compared with $8.2 million for the third quarter of 2014. The increase is primarily due to the increase in gross profit described above. Non-GAAP operating income as a percentage of sales increased from 12.9% for the third quarter of 2014 to 13.2% for the third quarter of 2015.

On a non-GAAP basis, non-GAAP operating income was $32.8 million for the first nine months of 2015 compared with $26.3 million for the first nine months of 2014. The increase is primarily due to the increase in gross profit described above. Non-GAAP operating income as a percentage of sales decreased from 14.1% for the first nine months of 2014 to 12.3% for the first nine months of 2015.

Other income/expense, net was $0.3 million of expense in the third quarter of 2015 compared with $1.5 million of expense in the third quarter of 2014. The change was due primarily to net foreign currency exchange losses from normal business operations of $0.6 million, partially offset by the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $0.3 million of income during the third quarter of 2015.

Other income/expense, net was $1.5 million of expense in the first nine months of 2015 compared with $1.7 million in the first nine months of 2014. The change was due primarily the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $1.7 million of expense during the first nine months of 2015. This expense was offset by net foreign currency exchange gains from normal business operations of $0.2 million.

Interest expense increased to $1.7 million in the third quarter of 2015 from $0.8 million in the third quarter of 2014. The increase is due primarily to borrowings incurred in connection with the Emtrol and PMFG acquisitions.

Interest expense increased to $3.8 million in the third quarter of 2015 from $2.3 million in the first nine months of 2014. The increase is due primarily to borrowings incurred in connection with the Emtrol and PMFG acquisitions.

Income tax expense was $0.6 million for the third quarter of 2015 compared with a $0.7 million income tax benefit for the same quarter of 2014. Income tax expense was $2.5 million for the first nine months of 2015 compared with $2.8 million for the same period of 2014. The unusual rates for the three- and nine-month periods is due primarily to permanent differences related to non-deductible acquisition and earn-out expenses. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$40,644	$27,709	$124,158	$87,396
Energy Segment	40,014	17,977	91,666	50,093
Fluid Handling and Filtration Segment	17,136	17,584	50,075	49,729
Corporate and Other(1)	436	30	277	(107)

Net sales	$98,230	$63,300	$266,176	$187,111

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income (Loss) from Operations
Environmental Segment	$5,225	$3,315	$14,383	$12,057
Energy Segment	(1,082)	1,850	(447)	5,833
Fluid Handling and Filtration Segment	4,011	4,347	11,398	10,087
Corporate and Other(2)	(11,170)	(3,944)	(20,061)	(8,900)
Eliminations	822	(323)	—	(1,152)

Income (loss) from operations	$(2,194)	$5,245	$5,273	$17,925

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Environmental Segment

Our Environmental Segment net sales increased $12.9 million to $40.6 million in the third quarter of 2015 compared with $27.7 million in the same period of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $8.7 million, and SAT, acquired in September 2014, which contributed $0.5 million in sales for the third quarter of 2015. Additionally, the Buell-FKI and Busch businesses increased sales by $2.8 million and $1.0 million, respectively, in the third quarter of 2015 compared with the third quarter of 2014. These increases were partially offset by decreases in sales of the Kirk and Blum business of $1.1 million in the third quarter of 2015 compared with the third quarter of 2014.

Our Environmental Segment net sales increased $36.8 million to $124.2 million in the first nine months of 2015 compared with $87.4 million in the same period of 2014. The increase is primarily attributable to Emtrol, acquired in November 2014, which contributed $27.4 million, and SAT, acquired in September 2014, which contributed $2.0 million in sales for the first nine months of 2015. Additionally, the Buell-FKI and Busch businesses increased sales by $10.2 million and $1.9 million, respectively, in the first nine months of 2015 compared to the first nine months of 2014. These increases were partially offset by decreases in sales of the Adwest business of $2.9 million and the Kirk and Blum business of $4.0 million in the first nine months of 2015 compared with the first nine months of 2014.

Operating income from Environmental increased $1.9 million to $5.2 million in the third quarter of 2015 from $3.3 million in the same period of 2014. This increase was primarily due to the Emtrol acquisition, which contributed $1.1 million in operating income.

Operating income from Environmental increased $2.3 million to $14.4 million in the first nine months of 2015 from $12.1 million in the same period of 2014. This increase was primarily due to the Emtrol acquisition, which contributed $2.9 million in operating income, offset by decreases in operating income of $0.8 million for the Adwest business.

Energy Segment

Our Energy Segment net sales increased $22.0 million to $40.0 million in the third quarter of 2015 compared with $18.0 million in the third quarter of 2014. The increase is primarily attributable to Zhongli, acquired in December 2014, which contributed $8.5 million, and PMFG, acquired in September 2015, which contributed $12.6 million in sales for the third quarter of 2015. Additionally, the Aarding business increased sales $3.6 million in the third quarter of 2015 compared with the third quarter of 2014. These increases were partially offset by a decrease in sales of the Effox-Flextor business of $2.7 million in the third quarter of 2015 compared with the third quarter of 2014.

Our Energy Segment net sales increased $41.6 million to $91.7 million in the first nine months of 2015 compared with $50.1 million in the first nine months of 2014. The increase is primarily attributable to Zhongli, acquired in December 2014, which contributed $24.3 million in sales, and PMFG, acquired in September 2015, which contributed $12.6 million in sales for the first nine months of 2015. Additionally, the Aarding business increased sales $13.2 million in the first nine months of 2015 compared with the first nine months of 2014. These increases were partially offset by a decrease in sales of the Effox-Flextor business of $8.2 million in the first nine months of 2015 compared with the first nine months of 2014.

Operating income (loss) for the Energy Segment was a $(1.1) million operating loss in the third quarter of 2015 compared with operating income of $1.9 million in the third quarter of 2014. The PMFG acquisition contributed $1.5 million of operating during the third quarter of 2015, which was offset by a decrease in operating income of $0.9 million in the Effox-Flector business, as well as $3.9 million in operating loss from Zhongli, which included a fair value adjustment of $5.4 million to the earn-out liability.

Operating income (loss) for the Energy Segment was a $(0.4) million operating loss in the first nine months of 2015 compared with $5.8 million of operating income in the first nine months of 2014. The PMFG acquisition contributed $1.5 million of operating income and there was an increase in operating income of $1.5 million in the Aarding business during the third quarter of 2015, which was offset by a decrease in operating income of $4.0 million in the Effox-Flextor business, as well as $5.2 million in operating loss from Zhongli which included a fair value adjustment of $9.9 million to the earn-out liability.

Fluid Handling and Filtration Segment

Our FHF Segment net sales decreased $0.5 million to $17.1 million in the third quarter of 2015 compared with $17.6 million in the third quarter of 2014. The decrease was primarily due to a decrease of $0.8 million in our CECO Filters business and a decrease of $1.2 million in our Global Pump Solutions business, partially offset by an increase of $1.2 million in our Strobic Air business in the third quarter of 2015 compared with the third quarter of 2014.

Our FHF Segment net sales increased $0.4 million to $50.1 million in the first nine months of 2015 compared with $49.7 million in the first nine months of 2014. The increase was primarily due to an increase of $2.9 million in our Strobic Air business, partially offset by a decrease of $1.7 million in our CECO Filters business in the first nine months of 2015 compared with the third quarter of 2014.

Operating income for FHF was $4.0 million in the third quarter of 2015 compared with $4.3 million in the third quarter of 2014. This decrease was due to decreases in operating income in the Global Pump Solutions business and our other filtration businesses, partially offset by an increase in operating income in our Strobic Air business.

Operating income for FHF was $11.4 million in the first nine months of 2015 compared with $10.1 million in the first nine months of 2014. This increase was due to an increase in operating income in the the Strobic Air business.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of September 30, 2015, was $212.3 million ($75.5 million is related to PMFG) compared with $140.1 million as of December 31, 2014. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2015 and December 31, 2014, cash and cash equivalents totaled $36.1 million and $19.4 million, respectively. As of September 30, 2015 and December 31, 2014, $24.0 million and $11.7 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2015 and there were no such outstanding contracts as of September 30, 2015.

Debt consisted of the following at September 30, 2015 and December 31, 2014:

(Table only in thousands)	September 30, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below). Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through September 2018, and $5.3 million thereafter with balance due upon maturity in September 2020.

- Term loan	$170,000	$90,072
- U.S. Dollar revolving loans	19,000	24,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(4,500)	(2,368)

Total outstanding borrowings under Credit Facility	184,500	111,704
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,750	—
Outstanding borrowings (U.S. dollar equivalent) under PCMC Facility (defined below)	4,404	—
Outstanding borrowings (U.S. dollar equivalent) under PCMC LOC (defined below)	1,573	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25 ($28 as of September 30, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	56	152

Total outstanding borrowings	194,283	111,856
Less: current portion	19,699	8,887

Total debt, less current portion	$174,584	$102,969

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

On September 3, 2015, concurrent with the closing of the PMFG acquisition, the Company amended the Credit Agreement. Pursuant to the amendment, the Lenders provided a term loan under the Credit Agreement in an aggregate principal amount of $170.0 million and the Lenders decreased their senior secured U.S. dollar revolving credit commitments to the aggregate principal amount of $60.5 million. All other provisions of the agreement remained substantially unchanged. The proceeds from the increased term loan were used primarily to (i) finance the cash portion of the PMFG purchase price, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of PMFG and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the amendment to the Credit Agreement and the PMFG acquisition.

As of September 30, 2015 and December 31, 2014, $15.3 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $45.7 million and $71.5 million at September 30, 2015 and December 31, 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, and (c) one-month LIBOR plus 1.00%, plus a margin ranging from 1.0% to 2.0% depending on the Company’s consolidated leverage ratio (“Base Rate”), or a Eurocurrency Rate (as defined in the Credit Agreement) plus 2.0% to 3.0% depending on the Company’s consolidated leverage ratio. Interest on swing line loans is the Base Rate.

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 3.20% and 2.24% at September 30, 2015 and December 31, 2014, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of September 30, 2015 and December 31, 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $6.0 million of customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. Of these customary closing fees, $2.9 million were paid in the third quarter of 2015 in connection with the September 3, 2015 amendment to the Credit Agreement. As of September 30, 2015 and December 31, 2014, unamortized deferred financing costs of $4.5 million and $2.4 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.2 million and $0.1 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.4 million for the nine-month periods ended September 30, 2015 and 2014, respectively, and is classified as interest expense. Also, during the three-month period ended September 30, 2015, an additional $0.3 million of the fees were expensed, and classified as interest expense, as a result of the modification of the Credit Agreement.

Foreign Debt

The Company has a €10.5 million ($11.8 million) facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million ($7.9 million) bank guarantee facility and a €3.5 million ($3.9 million) overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of September 30, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of September 30, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of September 30, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants, and expect continued compliance. As of September 30, 2015, €6.2 million ($7.0 million) of the bank guarantee and €3.3 million ($3.7 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.7 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on the facilities agreement.

In conjunction with the PMFG acquisition, the Company assumed the debt of Peerless China Manufacturing Co. Ltd. (“PCMC”), a subsidiary of PMFG in China. The original long-term loan agreement was entered into in July of 2013 and is with Bank of China Limited (“PCMC Facility”). The loan agreement provides for a loan commitment of ¥43.0 million ($6.9 million). The loan is secured by PCMC’s property, plant and equipment. The loan matures on December 20, 2017. At September 30, 2015, there was an outstanding borrowing of ¥28.0 million ($4.4 million). The Company is required to make semi-annual principal payments on the loan. This loan was paid off subsequent to September 30, 2015. Interest rates use floating rates as established by The People’s Bank of China. The rate at September 30, 2015 was 7.0%. The loan agreement also contains covenants, including restrictions on additional debt, dividends, acquisitions and dispositions. At September 30, 2015, PCMC was in compliance with all of its debt covenants. PCMC had bank guarantees of $0.4 million at September 30, 2015 secured by $0.4 million of restricted cash balances. PCMC also entered into a short-term financing with Bank of China Limited (“PCMC LOC”). The financing provides for borrowing up to ¥10 million ($1.6 million) at an interest rate of 6.5%, with interest payable monthly. The short-term financing is due in December 2015.

A subsidiary of the Company located in the U.K. has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.1 million) at September 30, 2015. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.9 million ($2.8 million) at September 30, 2015. At September 30, 2015, there was £3.6 million ($5.4 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Germany has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €4.8 million ($5.4 million) at September 30, 2015. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.6 million ($0.7 million) at September 30, 2015. At September 30, 2015, there was €1.8 million ($2.0 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Singapore had bank guarantees of $1.1 million at September 30, 2015. At September 30, 2015, these guarantees are secured with a cash deposit of $1.1 million, and a protective letter of credit issued by the Company to Citibank.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

($’s in millions)	September 30, 2015	December 31, 2014
Credit Facility, U.S. Dollar revolving loans	$60.5	$85.5
Draw down	(19.0)	(24.0)
Letters of credit open	(15.3)	(9.5)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million at September 30, 2015 and December 31, 2014 in U.S. Dollar equivalent)	11.8	12.8
Draw down	(3.7)	—
Letters of credit open	(7.0)	(6.7)

Total unused credit availability	$46.8	$77.6

Amount available based on borrowing limitations	$5.2	$44.1

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
($’s in thousands)	2015	2014
Net cash (used in) provided by operating activities	$(10,621)	$6,297
Net cash used in investing activities	(35,260)	(1,540)
Net cash provided by (used in) financing activities	58,533	(9,379)
Effect of exchange rate changes on cash and cash equivalents	(51)	—

Net increase (decrease) in cash	$12,601	$(4,622)

For the nine months ended September 30, 2015, $10.6 million of cash was used in operating activities compared with $6.3 million provided by operating activities in the prior year period. There was a $13.7 million decrease in net income between periods, which was offset by an increase in depreciation and amortization of $3.1 million, a decrease of $2.5 million in cash paid for legal settlements, an increase of $0.6 million in other asset and liabilities, and $11.6 million in reductions resulting from fluctuations in other working capital accounts during the first nine months of 2015 compared with the same period in the prior year.

For the nine months ended September 30, 2015, net cash used in investing activities was $35.3 million compared with net cash used in investing activities of $1.5 million in the prior year period. Cash used in investing activities was primarily the result of the PMFG acquisition totaling $37.1 million, as well as acquisitions of property and equipment totaling $0.5 million, partially offset by cash provided by the sale of property and equipment, including assets held for sale, of $2.4 million. In the prior year period, cash used in investing activities was primarily the result of the acquisitions of two businesses totaling $8.2 million, as well as acquisitions of property and equipment totaling $0.8 million, partially offset by cash provided by the sale of property and equipment, including assets held for sale, of $7.5 million.

For the nine months ended September 30, 2015, financing activities provided cash of $58.5 million due principally net term borrowings of $84.3 million, partially offset by net payments on credit facilities of $17.5 million, payment of deferred financing fees of $2.9 million, and $5.7 million in dividends paid to common stockholders. For the nine months ended September 30, 2014, financing activities used cash of $9.4 million due to net debt repayments of $5.1 million, dividends paid of $4.4 million and repurchases of common stock totaling $1.0 million, partially offset by proceeds from the exercise of stock options and employee stock purchase plan of $1.0 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, assumptions used in business combination accounting and related balances, and pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Management believes there have been no significant changes during the three and nine month periods ended September 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under “Part II – Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and include, but are not limited to: including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions, and our ability to repay or refinance it or incur additional debt in the future; the ability to successfully integrate recent acquisitions, including PMFG: risks and uncertainties associated with intangible assets, including goodwill or other intangible asset impairment charges; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the product recovery, air pollution control, and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $194.3 million at September 30, 2015. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2015. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2015 is $0.7 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Singapore, Mexico, Great Britain, and Chile. In the past, we have not generally hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, Aarding entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to September 30, 2015 and there are no such contracts outstanding as of September 30, 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2015, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we identified significant deficiencies in the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties, among others, that, when taken in the aggregate, amounted to a material weakness in our internal control over financial reporting. In addition, during the three months ended September 30, 2015, we identified a new material weakness resulting from an additional failure in our internal controls over accounting for income taxes.

With respect to our internal control over financial reporting, these material weaknesses have been discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting have been eliminated.

Management’s specific remediation to address these significant deficiencies includes among other items: a) enhancing corporate financial reporting resources, particularly for oversight, process improvement and preparation and review of the income tax provision, b) improving segregation of duties, and c) reinforcing internal policies with all process owners.

We believe the initiated remediation measures as well as designing new measures around the income tax provision will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and needing to put more controls in place, the identified material weaknesses have not been remediated as of September 30, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three and nine months ended September 30, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures noted above and the failure in our control over accounting for income taxes during the three months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1*	Agreement and Plan of Merger by and among PMFG, Inc., CECO Environmental Corp., Top Gear Acquisition Inc. and Top Gear Acquisition II LLC, dated as of May 3, 2015 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015 (File No. 000-07099)).

10.1	Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan, as amended, dated August 20, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 20, 2015 (File No. 000-07099)).

10.2	Amended and Restated Credit Agreement, dated as of September 3, 2015, among CECO Environmental Corp. and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2015 (File No. 000-07099)).

10.3	Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on September 3, 2015 (File No. 000-07099)).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: November 9, 2015