Form 10-K
period 2015-12-31
CECO ENVIRONMENTAL CORP
filed 2016-03-23
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $252.0 million based upon the closing market price and shares of common stock outstanding as of June 30, 2015. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 7, 2016, the registrant had 33,066,748 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. Words such as “estimate,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “should,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties are discussed in more detail in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to: our ability to successfully integrate businesses and realize the synergies from acquisitions, including PMFG, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in our service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on our infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; political conditions generally; and the effect of competition in our business. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a diversified global provider of leading highly engineered technologies to the environmental, energy, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model, strategically balanced across the world. CECO has over $5 billion of installed equipment base with end users, which we target to expand and grow a higher recurring revenue of aftermarket products and services. CECO’s well-respected brands, technologies and solutions have been evolving for well over 50 years to become leading-edge technologies in specific niche global end markets.

To achieve our mission of being a world-class global leader in the markets we serve and to maximize the availability, reliability and efficiency of our customers’ operating assets, we continue to focus on increasing our recurring revenue stream from aftermarket parts and services, as well as continuously improving the efficiencies and capabilities of our technologies. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.

We believe we succeed in winning customer orders because of the relationships we have developed, the long history of performance and reliability of our systems and products, our ability to deliver products in compliance with our customers’ needs and our advanced technical engineering capabilities on complex projects. We work closely with our customers to design, custom-engineer and fabricate our systems and products to meet their specific needs. Our customers include some of the largest natural gas processors, transmission and distribution companies, refineries, power generators, boiler manufacturers, compressor manufacturers, metals and minerals, industrial manufacturing, engineering and construction companies in the world.  Reliable product performance, timely delivery, customer satisfaction and advanced engineering are critical in maintaining our competitive position.

CECO was incorporated in the State of New York in 1966 and reincorporated in the State of Delaware in January 2002. The Company has been publicly traded since January 1, 1978 and its common stock trades on the NASDAQ Stock Market under the symbol “CECE.”

We operate through three reportable segments, as follows:

Environmental Segment (“Environmental”)

Our Environmental segment provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include high efficiency cyclone systems, scrubbers, regenerative thermal and catalytic oxidizers, dust collectors and baghouses, standard and engineered industrial ducting, fabric filters and cartridge collectors, ventilation and exhaust systems for emissions and contaminants, and process cooling systems for steel in rolling mills. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

Energy Segment (“Energy”)

Our Energy segment provides customized solutions for the power and petrochemical industry. This includes gas turbine exhaust systems, dampers and diverters, gas and liquid separation and filtration equipment, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, acoustical components and silencers, secondary separators (nuclear plant reactor vessels) and expansion joints, the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

Fluid Handling and Filtration Segment (“FHF”)

Our Fluid Handling and Filtration segment provides the design and manufacture of high quality pump, filtration and fume exhaust solutions. This includes centrifugal pumps for corrosive, abrasive and high temperature liquids, filter products for air and liquid filtration, precious metal recovery systems, carbonate precipitators, and technologically advanced air movement and exhaust systems. These products are applicable to a wide variety of industries, particularly the aquarium/aquaculture, plating and metal finishing, food and beverage, chemical/petrochemical, wastewater treatment, desalination and pharmaceutical markets.

Recent Developments

On September 3, 2015, we completed the acquisition of PMFG, Inc. (“PMFG”).  We paid approximately $65 million in cash and issued approximately 7.6 million shares of CECO common stock to PMFG stockholders as consideration for the transaction. Based on the closing share price of PMFG common stock on September 2, 2015, the transaction was valued at approximately $137 million. Accounting for existing cash on hand and acquired PMFG debt, the net transaction value was approximately $121 million. The results of this business have been included in our consolidated financial statements since the date of acquisition and are reported within our Energy segment.

The strategic rationale for the PMFG acquisition is as follows:

•	Enhances our strategic and competitive position by broadening our product portfolio and providing access to attractive end markets;
•

Strengthens our value proposition to customers in the growing global natural gas turbine market, by adding key technologies such as selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, separators and silencers;

•	Combines leading global brand names in engineered systems in the natural gas power generation industry, providing a value-added system to our customers;
•	Leverages the OneCECO sales initiative by enhancing our overall portfolio to help drive greater revenue growth in our Energy portfolio;
•	Further diversifies our end-markets and provides an opportunity to expand CECO’s products into Europe, the Middle East and Asia to build a larger global footprint;
•	Enhances our aftermarket and recurring revenue strategy, providing cross-selling and aftermarket sales opportunities to a combined installed equipment base of over $5 billion;
•	Expands our streamlined, asset-light manufacturing model across the PMFG manufacturing base to create a highly flexible, lower-cost, high quality global manufacturing footprint;
•

Focus on reducing PMFG’s operating infrastructure costs by implementing our operational excellence model throughout the organization by consolidating main offices, international sales offices and manufacturing support staff synergies. With this cost reduction focus, we expect to achieve approximately $15 million in annual cost savings early in the next fiscal year; and

•	Leverages expertise of our demonstrated track record of integrating multiple businesses.

Industry Overview

We serve a large industrial market for environmental, energy, and fluid handling and filtration. This market is a highly fragmented, multi-billion dollar, global market.

We believe demand for our products and services in the United States and globally will continue to be driven by the following factors:

•

Stringent Regulatory Environment. The adoption of increasingly stringent environmental regulations in the United States and globally requires businesses to pay strict attention to environmental protection. Businesses and industries of all types from refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing must comply with these various international, federal, state and local government regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. These increasingly stringent environmental regulations are a principal factor that drives our business.

•

Natural Gas Infrastructure. The natural gas industry consists of the exploration, production, processing, transportation, storage and distribution of natural gas. The International Energy Association (“IEA”) projects a pronounced shift in Organization for Economic Cooperation and Development (“OECD”) countries away from oil and coal towards natural gas and renewables.  Natural gas continues to be the fuel of choice for the electric power and industrial sectors in many of the world’s regions, in part because of its lower carbon intensity compared with coal and oil, which makes it an attractive fuel source in countries where governments are implementing policies to reduce greenhouse gas emissions.

Natural gas delivery is a complex process that refines raw natural gas for industrial, commercial or residential uses. Initially, raw natural gas is extracted from the earth and cleansed of contaminants such as dirt and water at the well site. The natural gas is then transported through a gathering facility to a processing facility, where it is processed to meet quality standards set by pipeline and distribution companies, such as specified levels of solids, liquids and other gases.  After processing, the natural gas is transmitted for storage or through an extensive network of pipelines to consumers.

•

Power Generation. Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fuel used to generate electricity are coal, natural gas and nuclear. In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared with coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and are more flexible in terms of operating times than coal plants.

•

Refining, Oil Production and Petrochemical Processing. Refining, oil production and petrochemical processing involves the producing, refining and processing of fuels and chemicals for use in a variety of applications, such as gasoline, fertilizers and plastics. In response to increasing international demand for petrochemicals and refined products, companies are producing more products from new sources, constructing new refineries and petrochemical processing facilities as well as expanding existing facilities. In many cases, these new and expanded facilities must comply with stricter environmental regulations, which influence both choice of fuel and demand for systems to control exhaust emissions. These facilities use a broad range of our products and systems, including our SCR pollution reduction systems, oily water treatment systems and our separation and filtration products.

•

Worldwide Industrialization. Global trade has increased significantly over the last decade and is driven by growth in emerging markets, including China and India, as well as other developing nations in Asia and the Europe, Middle East, and Africa (“EMEA”) region. As a result of globalization, manufacturing that was historically performed domestically continues to migrate to lower cost countries. This movement of the manufacture of goods throughout the world increases demand for industrial ventilation products as new construction continues. We expect that more rigorous environmental regulations will be introduced to create a cleaner working environment and reduce environmental emissions as these economies evolve.

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

Strategy

Our goal is to become the global leader in environmental, energy, fluid handling and filtration products and services by delivering exceptional value for our customers, shareholders, and employees. Our core focus is:

• Sustainable Profitable Growth	-	Implement profitable ways to grow globally, both organically and inorganically, with premier technology and solutions in diverse end markets.
• Higher-margin, recurring aftermarket revenue growth	-

Leverage $5 billion installed equipment base to develop greater customer connectivity. Lead with services and establish a lifecycle relationship in order to maximize availability, reliability and efficiency of customers’ operating assets. Will lower customers’ total cost of ownership and improve value proposition resulting in pull-through opportunities.

• Expanding share in core markets	-	Leverage leading edge technology and create innovative integrated solutions for customers.
• Product, Service and Project Excellence	-	Create customer successes and build customer loyalty.
• Operational Excellence	-	Run smart, asset-light, and best-in-class with innovative operating processes in all that we do.
• Employee Development	-	Invest in employee training and development of our employees and build world-class general management and leadership.
• Global Market Coverage	-	Improve sales and manufacturing (internal and external) resources to expand customer base and increase revenues. Uncover new customer opportunities in diverse industries.
• Safety Leadership	-	Ensure employee safety through preventative safety practices.

Our strategy utilizes our resource capabilities to help customers meet specific regulatory requirements within their business processes through optimal design and integration of full contaminant and pollution control systems, improve efficiencies, reduce maintenance and extend the life of energy infrastructure. Our engineering and design expertise in environmental, energy, and fluid handling and filtration, combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop, cost-effective solution to meet their integrated abatement needs.

Competitive Strengths

Leading Market Position as a Complete Solution Provider. We believe we are a leading provider of critical solutions in the environmental, energy, and fluid handling and filtration industries. The multi-billion dollar global market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. We offer our customers a complete end-to-end solution, including engineering and project management services, procurement and fabrication, construction and installation, aftermarket support, and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

Long-standing experience and customer relationships in growing industry. We have serviced the needs of our target markets for well over 50 years. Our extensive experience and expertise in providing diversified solutions enhances our overall customer relationships, and provides us with a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by strong relationships with many of our world-class customers. We believe no single competitor has the resources to offer a similar portfolio of product and service capabilities. We offer the depth of a large organization, while our lean organizational structure keeps us close to our customers and markets, allowing us to offer rapid and complete solutions in each unique situation.

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2015, we had a diversified customer base of approximately 7,000 active customers across a range of industries. Our customers represent some of the largest refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing companies. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ processes change and modifications or additions to their systems become necessary.

Experienced Management and Engineering Team. Our senior management team has an average of 25 years of experience in the environmental, energy, and fluid handling and filtration segments. Our Chief Executive Officer, Jeff Lang, has more than 30 years of executive operating management experience in manufacturing. The business experience of our management team enables us to pursue our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, averaging over 20 years of industry experience, most of which has been with us and our family of companies. Our workforce includes approximately 260 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering teams have been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

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

Expand Customer Base and Penetrate End Markets through Global Market Coverage. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets with existing products and services or acquire new product or service opportunities. For example, our acquisition of PMFG, expands our end market segment reach, broadens our portfolio of products and strengthens our global geographic footprint, particularly in China, Europe and the Middle East. It is also a major step forward in our strategy to become a leader in the energy segment. We expect the acquisition to generate meaningful cost reduction synergies and global sales opportunities through significant operating and manufacturing synergies, as well as the opportunity to drive important recurring revenues and new engineered equipment through an installed equipment base of over $5 billion. It also provides us with sales opportunities in our core end markets and gives us critical scale. In addition, PMFG’s Asian business will bring additional sales and manufacturing resources.

We intend to continue to expand our sales force, customer base, and end markets, and have identified a number of potential attractive growth opportunities both domestically and globally, including international projects in China, South America, Europe, the Middle East, and Africa.

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

Maintain Strong Customer Focus. We enjoy a diversified customer base of approximately 7,000 active customers across a broad base of industries, including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals and mining, hospitals and universities. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Products and Services

We believe we are a leading provider of critical solutions to the environmental, energy, and fluid handling and filtration segments. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities, as well as fluid handling and filtration systems. We provide a wide spectrum of products and services including dampers and diverters, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineering services and engineered design build fabrication.

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

Sales, Marketing and Support

Our global selling strategy is to provide a solutions-based approach by being a single source provider of technology products and services. The strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units that are then integrated. We believe this strategy provides a discernible competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third-party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support, and single source. Our value proposition to customers is to provide competitively priced, customized solutions. Our industry-specific knowledge, accompanied by our product and service offerings, provide valuable synergies for design innovation.

We sell and market our products and services with our own direct sales force, including employees in the United States, the Netherlands, United Kingdom, Canada, United Arab Emirates, India, Mexico, China, Singapore, and South America, in conjunction with outside sales representatives in North America, South America, Europe, the Middle East, Africa, Asia, and India. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Quality Assurance

In engineered systems, quality is defined as system performance. We review with our customers, before the contract is signed, the technical specification and the efficiency of the equipment that will be customized to meet their specific needs. We then review these same parameters internally to assure that warranties will be met. Standard project management and production management tools are used to help ensure that all work is done to specification and that project schedules are met. Equipment is tested at the site to ensure it is functioning properly. Historically, our warranty expense has been very low.

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2015, 2014 or 2013. We do not believe the loss of any one of our customers would have a material adverse effect on us.

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

Typically, on turnkey projects, we subcontract such things as electrical work, concrete work, controls, conveyors and insulation. We use subcontractors with whom we have good working relationships and review each project at the beginning and on an ongoing basis to help ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $211.2 million and $140.1 million as of December 31, 2015 and 2014, respectively. Substantially all 2014 backlog was completed in 2015. Most of the 2015 backlog is expected to be completed in 2016. Backlog is not defined by U.S. generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants.  We believe no single company competes with us across the full range of our systems and products.  Competition in the markets we serve is based on a number of considerations, including price, timeliness of delivery, technology, applications experience, know-how, reputation, product warranties and service.  We believe our reputation, technical engineering capabilities and service differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

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

We are subject to the requirements of OSHA and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards when needed. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have a material adverse effect on our financial position, results of operations or cash flows.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure/confidentiality agreements and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names and registered trademarks, which we believe are widely recognized in the industry. While we hold patents within a number of our businesses, we do not view our patents to be material to our business.

Financial Information about Geographic Areas

For 2015, 2014 and 2013, sales to customers outside the United States, including export sales, accounted for approximately 38%, 30% and 21%, respectively, of consolidated net sales. The largest portion of these sales were to Asian and European customers. Of consolidated long lived assets, $62.9 million and $49.2 million were located outside of the United States as of December 31, 2015 and 2014, respectively. Our operations outside of the United States are subject to additional risks, which are fully described in “Item 1A. Risk Factors.”

Employees

We had approximately 1,170 full-time and four part-time employees as of December 31, 2015. The facilities in Cincinnati, Ohio and Telford, Pennsylvania are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreements. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2015, 196 employees were represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 7, 2016. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position with CECO
Jason DeZwirek	45	Chairman of the Board of Directors
Jeffrey Lang	59	Chief Executive Officer and President, and Director
Edward J. Prajzner	49	Chief Financial Officer and Secretary
Benton L. Cook	53	Vice President of Finance and Controller

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

Edward J. Prajzner has served as our Chief Financial Officer and Secretary since March 2014. He previously served as Chief Accounting Officer and Vice President of Finance from September 2013. Mr. Prajzner served as Corporate Controller and Chief Accounting Officer of Met-Pro Corporation (“Met-Pro”) from June 2012 until its acquisition by the Company in August 2013. Prior to joining Met-Pro in May 2012, Mr. Prajzner served as Senior Vice President and Corporate Controller of CDI Corporation, an engineering and staffing company, from November 2010 to March 2012. From December 2008 to December 2010, he served as the Corporate Controller of American Infrastructure, Inc., a heavy civil engineering company.

Benton L. Cook has served as our Vice President of Finance and Controller since March 2014. Mr. Cook served as our Controller since 2008. Mr. Cook served as Interim Chief Financial Officer from September 2011 through September 2013. Mr. Cook joined CECO in 2004 as Project Manager for Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implementation.

Available Information

We use the Investor Relations section of our website, www.cecoenviro.com, as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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

Our business is primarily driven by capital spending, clean air rules, plant upgrades by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include, but not limited to, U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates delayed, or to the extent that regulatory authorities reduce enforcement.

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

We recognize contract revenue for a substantial component of our business using the percentage-of-completion method on fixed price contracts. Under this method, for each contract, estimated contract revenue is calculated based generally on the percentage that actual direct costs to date are to total estimated direct costs. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total direct cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management and can differ from our historical experience, could be material. To the extent that these adjustments result in an increase, a reduction or the elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

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

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions that caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the

Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2015 for cases involving asbestos-related claims were $0.9 million, which together with all legal fees other than corporate counsel expenses have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 221 cases pending against the Company as of December 31, 2015 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 195 cases that were pending as of January 1, 2015. During 2015, 52 new cases were filed against the Company, and the Company was dismissed from 26 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Our backlog has increased to $211.2 million at December 31, 2015 from $140.1 million at December 31, 2014. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

For the year ended December 31, 2015, approximately 38% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our goal is to balance revenues 50/50 between the United States and the rest of the world. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include:

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

As of December 31, 2015, goodwill and indefinite lived intangibles represented $246.5 million, or 41.1% of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We have a substantial amount of indebtedness, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

As of December 31, 2015, we had outstanding indebtedness of $177.3 million. Our outstanding indebtedness could have important consequences for investors, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to our Credit Agreement, and any failure to comply with the obligations of any of the agreements governing any additional indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

•

the covenants contained in our debt agreements, including our Credit Agreement, limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•

the amount of our interest expense may increase because a substantial portion of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

We continue to devote substantial time and resources to the documentation and testing of our controls, and to plan for and the implementation of remedial efforts in those instances where remediation is indicated. As indicated below, as of December 31, 2015, our management determined that there were material weaknesses in internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant.

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

As of December 31, 2015, our management determined that there were material weaknesses in our internal control over financial reporting, as follows:

(1)

The Company did not maintain internal control over financial reporting that was appropriately designed, adequately documented and operating effectively to support the accurate and timely reporting of revenue recognition. Specifically, the Company did not design and maintain effective controls to ensure:

•	revenue recognition policies are in accordance with generally accepted accounting principles
•	estimates of percent complete are accurate
•	all projects are supported by executed contracts, including approved change orders
•	billings are approved
•	there is appropriate systems access and controls over schedules
•	appropriate review of contracts by accounting personnel
(2)

The Company did not implement effective internal control over financial reporting, either divisional specific or corporate monitoring controls for Zhongli in China acquired in December 2014 and PMFG acquired in September 2015.

(3)

The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with its financial reporting requirements and increased size due to recent acquisitions.

(4)	The Company did not maintain internal control over financial reporting that were appropriately designed, adequately documented and operated within its decentralized structure to:
•	determine the completeness and accuracy of reports and spreadsheets used in the execution of internal controls over financial reporting
•	determine the appropriateness of manual journal entries
•	maintain an effective information technology general control environment, including restricting access to certain key financial systems and records to appropriate users
•	maintenance of appropriate segregation of duties in the purchasing process.

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

Our industry is characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products and new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. We cannot assure you that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

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

As of December 31, 2015, 196 of our approximately 1,170 employees are represented by international or independent labor unions under various union contracts that expire from May 1, 2016 to November 11, 2019. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Given that approximately 38% of our revenues are outside the United States., we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly from and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to our employees or other parties is misappropriated from our systems and networks.

Risks Related to Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the year ended December 31, 2015, the sales price of our common stock on the NASDAQ has ranged from a low of $6.87 to a high of $15.69 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

We have reserved 3.3 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (the “2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2015, approximately 2.8 million options or shares of restricted stock have been issued under the 2007 Plan. Icarus, an affiliate of ours, owns warrants to purchase 250,000 shares of common stock that have piggy-back rights granting it the right to require that we register such shares in the event we file any registration statements in the future.

We had outstanding options to purchase approximately 0.1 million shares of our common stock under our 1997 Stock Option Plan, and outstanding options to purchase approximately 1.8 million shares of our common stock and outstanding restricted stock units relating to approximately 0.3 million shares of our common stock under our 2007 plan as of December 31, 2015. The shares under both plans are registered for resale on currently effective registration statements.

We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or warrants, vesting of restricted stock units, or the availability for sale, or resale, of a substantial number of the shares of common stock under registration statements, under Rule 144 or otherwise, could adversely affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following facilities were owned or leased by the Company as of December 31, 2015.

Owned and Leased Locations	Type	Square Footage	Leased or Owned
Environmental Segment:
Anaheim, California	Manufacturing	17,200	Leased
Glendale Heights, Illinois	Sales/Warehouse	20,000	Leased
Owosso, Michigan	Sales/Warehouse	18,560	Leased
Louisville, Kentucky	Manufacturing	35,000	Owned
Lebanon, Pennsylvania	Sales	4,221	Leased
Pittsburgh, Pennsylvania	Sales	4,000	Leased
Columbia, Tennessee	Manufacturing	34,800	Leased
Shanghai, People's Republic of China	Manufacturing	40,000	Leased
Pune, India	Sales	678	Leased
Islandia, New York	Sales	8,178	Leased
Cambridgeshire, United Kingdom	Sales	1,600	Leased
Shanghai, People’s Republic of China	Sales	2,475	Leased
Ontario, California	Sales	2,453	Leased
Adelanto, California	Manufacturing	17,125	Leased
Louisville, Kentucky	Sales	5,450	Leased
Cincinnati, Ohio (a)	Sales/Warehouse	53,210	Leased
Salt Lake City, Utah	Manufacturing	13,600	Leased
Greensboro, North Carolina	Manufacturing	30,000	Leased
Energy Segment:
Moorpark, California	Sales	4,300	Leased
Ventura, California	Sales	1,281	Leased
Cincinnati, Ohio	Manufacturing	96,400	Leased
Nunspeet, the Netherlands	Manufacturing	58,125	Leased
JiangYin City, People’s Republic of China	Manufacturing	181,447	Leased
Montreal, Canada	Sales	3,514	Leased
Orchard Park, New York	Sales	17,900	Leased
Denton, Texas	Manufacturing	80,000	Owned
Monroe, Connecticut	Sales	12,000	Leased
Alberta, Canada	Sales	1,100	Leased
Dubai, United Arab Emirates	Sales	2,463	Leased
Dubai, United Arab Emirates	Sales	906	Leased
Singapore	Sales	4,643	Leased
Zhenjiang, People’s Republic of China	Manufacturing	175,000	Owned
Essex, United Kingdom	Sales	6,000	Leased
Wichita Falls, Texas	Held for Sale	128,000	Owned
Fluid Handling and Filtration Segment:
Telford, Pennsylvania	Manufacturing	93,500	Owned
Indianapolis, Indiana	Manufacturing	66,000	Owned
Heerenveen, the Netherlands	Manufacturing	34,000	Owned
Guangzhou, People’s Republic of China	Manufacturing	17,168	Leased
Corporate offices:
Cincinnati, Ohio (b)	Administrative	7,000	Leased
Toronto, Canada	Administrative	4,000	Leased
Wayne, Pennsylvania	Administrative	2,600	Leased
Dallas, Texas	Administrative	30,000	Leased

(a)	Location is also used by Kirk and Blum as a sales office.
(b)	Location is also used by Kirk and Blum as a management office.

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

	2015				2014
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$11.12	$11.48	$12.78	$15.69	$15.90	$16.00	$17.29	$18.90
Low	6.87	7.93	10.54	10.20	12.40	13.38	13.02	14.22

Performance Graph

The following graph sets forth the cumulative total return to CECO’s shareholders during the five years ended December 31, 2015, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. Assumes $100 was invested on December 31, 2010, including the reinvestment of dividends, in each category.

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. Future dividends and the dividend policy may be changed or cancelled at the Board of Director’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Agreement. During 2015 and 2014, our Board of Directors declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014

On March 9, 2016, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 30, 2016 to all shareholders of record at the close of business on March 18, 2016.

Holders

The approximate number of registered shareholders of record of our common stock as of March 7, 2016 was 370, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during 2015.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.	Selected Financial Data

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$367,422	$263,217	$197,317	$135,052	$139,192
Gross profit	109,171	84,823	61,555	42,443	38,168
Income from operations	4,949	21,663	6,972	16,683	11,723
Net (loss) income	(5,734)	13,077	6,557	10,850	8,272
Net (loss) income attributable to CECO Environmental Corp.	(5,602)	13,077	6,557	10,850	8,272
Basic (loss) earnings per common share	$(0.19)	$0.51	$0.33	$0.73	$0.58
Diluted (loss) earnings per common share	$(0.19)	$0.50	$0.32	$0.65	$0.51
Weighted average shares outstanding – basic	28,791,662	25,750,972	20,116,991	14,813,186	14,386,410
Weighted average shares outstanding – diluted	28,791,662	26,196,901	20,719,951	17,246,058	17,115,284
Dividends declared per common share	$0.264	$0.230	$0.200	$0.160	$0.05
Dividends paid	7,977	5,937	4,337	2,460	728
Working capital:
Total assets	598,819	412,107	349,210	94,104	79,345
Short-term debt	19,494	8,887	9,922	—	—
Long-term debt (1)	157,834	102,969	79,160	—	9,600
Shareholders’ equity	245,021	181,224	170,406	61,994	42,990

(1)	Long-term debt as of December 31, 2011 consisted of convertible subordinated notes, including $3,950 to related parties.

Results of operations from acquired businesses are included from the date of acquisition forward. The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter. Acquisitions consist of the following: i) Adwest Technologies, Inc. (“Adwest”) in December 2012, ii) Aarding Thermal Acoustics B.V. (“Aarding”) in March 2013, iii) Met-Pro in August 2013, iv) HEE Environmental Engineering (“HEE”) in August 2014, v) SAT Technology, Inc. (“SAT”) in September 2014, vi) Emtrol LLC (“Emtrol”) in November 2014, vii) Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) in December 2014, and viii) PMFG in September 2015.

Refer to Item 7 for discussion relating to adjustments to results of operations from the Earnings Release filing on March 10, 2016 to this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

Overview

Business Overview

We are a diversified global provider of leading engineered technologies to the environmental, energy, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model. We provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, separation and filtration systems, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, scrubbers, dampers and silencers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We believe that globally we serve the broadest range of markets and industries including power, municipalities, chemical, industrial manufacturing, mid-stream pipeline natural gas transmission, refining, petrochemical, metals, minerals & mining companies, as well as hospitals and universities. Therefore, our business is not concentrated in a single industry or customer.

Industry Trends and Corporate Strategy

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Our geographic and industry diversity, and the breadth of our product and services portfolios, have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.

We believe demand for our products is driven by the increasing demand for energy in both developed and emerging markets, coupled with the global trend towards increasingly restrictive environmental regulations.  These trends should stimulate investment in new power generation facilities and related infrastructure, and in upgrading existing facilities.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels, such as natural gas, nuclear technology and renewable resources. In developed markets, natural gas is increasingly becoming one of the energy sources of choice.  We supply product offerings throughout the entire natural gas infrastructure value chain and believe the expansion of natural gas infrastructure will drive growth within our Energy segment and the global market for our SCR systems for natural-gas-fired power plants.

We believe there will be an increase in the level of pollution control capital expenditures driven by an elevated focus on environmental issues such as global warming and energy saving alternatives, as well as a U.S. Government supported effort to reduce our dependence on foreign oil through the use of bio-fuels like ethanol and electrical energy generated by our abundant domestic supply of coal. We also feel that similar opportunities will continue to develop outside the United States. Much of our business is driven by various regulatory standards and guidelines governing air quality in and outside factories. Our Asia operation is positioned to benefit from the tightening of air pollution standards by China’s Ministry of Environmental Protection.

We continue to focus on increasing revenues and profitability globally while continuing to strengthen and expand our presence domestically. Our operating strategy has historically involved horizontally expanding our scope of technology, products, and services through selective acquisitions and the formation of new business units that are then vertically integrated into our growing group of turnkey system providers. Our continuing focus will be on global growth, market coverage, and expansion of our Asia operations. Operational excellence, margin expansion, after-market recurring revenue growth, and safety leadership are also critical to our growth strategy.

Recent Developments

On September 3, 2015, we completed the acquisition of PMFG.  We paid approximately $65 million in cash and issued approximately 7.6 million shares of CECO common stock to PMFG stockholders as consideration for the transaction. Based on the closing share price of PMFG common stock on September 2, 2015, the transaction was valued at approximately $137 million. Accounting for existing cash on hand and acquired PMFG debt, the net transaction value was approximately $121 million. The cash portion of the purchase price was funded with additional debt. See the “Liquidity and Capital Resources” discussion below for further information on the additional debt. The results of this business have been included in our consolidated financial statements since the date of acquisition and are reported within our Energy segment.

The PMFG acquisition expands our end market segment reach, broadens our portfolio of products and strengthens our global geographic footprint, particularly in China, Europe and the Middle East. It is also a major step forward in our strategy to become a leader in customized solutions for the power and petrochemical industry. We expect the acquisition to generate meaningful cost reduction synergies and global sales opportunities through significant operating and manufacturing synergies, as well as the opportunity to drive important recurring revenues and new highly engineered equipment through an installed equipment base of over $5 billion. It also provides us with sales opportunities in our core end markets and gives us greater critical scale.

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s segment presidents manage our division managers who are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, purchasing, safety, employee development and customer service excellence.  The segment presidents work closely with our CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, information technology, safety support, audit controls, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do future bolt-on acquisitions.

Our three reportable segments are: the Environmental segment, which produces various types of product recovery and air pollution control technologies, the Energy segment, which produces customized solutions for the power and petrochemical industry, and the Fluid Handling and Filtration segment, which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage  operational efficiencies.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s consolidated financial statements are prepared in accordance with GAAP. These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance.

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

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income attributable to CECO Environmental Corp. as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of recent acquisitions, including PMFG, and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 16 to the audited consolidated financial statements for further information.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
($ in millions)	2015	2014	2013
Net sales	$367.4	$263.2	$197.3
Cost of goods sold	258.2	178.4	135.7
Gross profit	$109.2	$84.8	$61.6
Percent of sales	29.7%	32.2%	31.2%
Selling and administrative	$67.5	$51.4	$37.2
Percent of sales	18.4%	19.5%	18.9%
Acquisition and integration expense	$7.9	$1.3	$7.2
Percent of sales	2.2%	0.5%	3.6%
Amortization and earn-out expenses	$25.6	$10.1	$6.7
Percent of sales	7.0%	3.8%	3.4%
Intangible asset impairment	$3.3	$—	$—
Percent of sales	0.9%	—	—
Legal reserves	$—	$0.3	$3.5
Percent of sales	0.0%	0.1%	1.8%
Operating income	$4.9	$21.7	$7.0
Percent of sales	1.3%	8.2%	3.5%

On March 10, 2016, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission that included an earnings release issued that same day reporting results for the fourth quarter of 2015, which was furnished as Exhibit 99.1 thereto (the Earnings Release). Between the issuance of the Earnings Release and the filing of this Annual Report on Form 10-K, the Company became aware of additional information affecting its final closing adjustments, which resulted in the Company recording, for the three month period ended December 31, 2015, a decrease in net sales of $2.7 million, a decrease in cost of goods sold of $0.3 million, and a decrease in selling, general and administrative expense of $2.0 million, resulting in a decrease in pre-tax income of $0.4 million, which was offset by a decrease in income tax expense of $0.4 million.  The net impact of these adjustments had no impact on net income or diluted earnings per share as initially reported for the year ended December 31, 2015.

To compare operating performance between the years ended December 31, 2015, 2014 and 2013, the Company has adjusted GAAP operating income and GAAP net income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) legal reserves, (4) inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro and PMFG acquisitions, (5) intangible asset impairment, (6) foreign currency remeasurement with respect to intercompany loans, (7) write-off of deferred financing fees associated with debt extinguishment, and (8) with respect to net income, associated tax benefits of these charges. The Company has adjusted GAAP gross profit to exclude inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro and PMFG acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP gross profit and GAAP gross profit margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income attributable to CECO Environmental Corp. to non-GAAP net income attributable to CECO Environmental Corp.:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Gross profit as reported in accordance with GAAP	$109.2	$84.8	$61.6
Gross profit margin in accordance with GAAP	29.7%	32.2%	31.2%
Inventory valuation adjustment	0.5	—	1.1
Plant, property and equipment valuation adjustment	0.6	0.6	0.2
Non-GAAP gross profit	$110.3	$85.4	$62.9
Non-GAAP Gross profit margin	30.0%	32.4%	31.9%

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Operating income as reported in accordance with GAAP	$4.9	$21.7	$7.0
Operating margin in accordance with GAAP	1.3%	8.2%	3.5%
Inventory valuation adjustment	0.5	—	1.1
Plant, property and equipment valuation adjustment	0.6	0.6	0.2
Acquisition and integration expenses	7.9	1.3	7.2
Amortization and earn-out expenses	25.6	10.1	6.8
Intangible asset impairment	3.3	—	—
Legal reserves	—	0.3	3.5
Non-GAAP operating income	$42.8	$34.0	$25.8
Non-GAAP Operating margin	11.6%	12.9%	13.1%

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Net (loss) income attributable to CECO Environmental Corp. as reported in accordance with GAAP	$(5.6)	$13.1	$6.6
Inventory valuation adjustment	0.5	—	1.1
Plant, property and equipment valuation adjustment	0.6	0.6	0.2
Acquisition and integration expenses	7.9	1.3	7.2
Amortization and earn-out expenses	25.6	10.1	6.8
Intangible asset impairment	3.3	—	—
Legal reserves	—	0.3	3.5
Deferred financing fee adjustment	0.3	—	—
Foreign currency remeasurement	2.5	2.9	(1.1)
Tax benefit of expenses	(7.1)	(3.7)	(4.6)
Non-GAAP net income attributable to CECO Environmental Corp.	$28.0	$24.6	$19.7
Non-GAAP Net income	7.6%	9.3%	10.0%

Comparison of the years ended December 31, 2015 and 2014

Consolidated sales in 2015 were $367.4 million compared with $263.2 million in 2014, an increase of $104.2 million. The increase in sales was due primarily to the acquisitions of HEE in mid-August 2014, SAT at the end of September 2014, Emtrol at the beginning of November 2014, Zhongli at the end of December 2014, and PMFG at the beginning of September 2015. These acquisitions contributed an incremental $103.0 million of sales in 2015.

Gross profit increased by $24.4 million, or 28.8%, to $109.2 million in 2015 compared with $84.8 million in 2014. Gross profit as a percentage of sales was 29.7% in 2015 compared with 32.2% in 2014. The increase in gross profit on a dollar basis was the result of the aforementioned acquisitions, which contributed $27.1 million. This increase was partially offset by a decline in overall gross profit percentage due to product mix. On an as adjusted basis, non-GAAP gross profit was $110.3 million or 30.0% as a percentage of sales for 2015, an increase of $24.9 million on a dollar basis compared with non-GAAP gross margin of $85.4 million or 32.4% as a percentage of sales in 2014.

Selling and administrative expenses were $67.5 million in 2015 compared with $51.4 million in 2014. The increase in selling and administrative expenses was the result of the aforementioned acquisitions. Selling and administrative expenses as a percentage of sales were 18.4% in 2015 compared with 19.5% in 2014.

Acquisition and integration expenses of $7.9 million in 2015 and $1.3 million in 2014 relate to acquisition activities, which include legal, accounting, and banking expenses.

Amortization and earn-out expense was $25.6 million in 2015 and $10.1 million in 2014. This increase was the result of the aforementioned acquisitions. Of the increase in 2015, $11.2 million is an adjustment to the fair value of the earn-out from the Zhongli acquisition. The fair value adjustment to the earn-out was the result of Zhongli performing above initial acquisition date operational expectations.

Legal reserves of $0.3 million in 2014 relate to the settlement of the Valero lawsuit. There were no such reserves in 2015. See Note 12 to our consolidated financial statements for more information.

Operating income for 2015 was $4.9 million, a decrease of $16.8 million from $21.7 million in 2014. Operating income as a percentage of sales for 2015 was 1.3% compared with 8.2% for 2014. The decrease in operating income was attributable to the aforementioned acquisitions, and associated acquisition and integration expenses, as well as the amortization and earn-out expenses. On an as adjusted basis, non-GAAP operating income was $42.8 million for 2015, an increase of $8.8 million from 2014. Non-GAAP operating income as a percentage of sales for 2015 was 11.6% compared with 12.9% for 2014, down slightly year over year.

Other expense for 2015 was $2.1 million compared with $2.3 million in 2014, and was comprised primarily of foreign currency transaction losses in 2015 and 2014. The expense in 2015 and 2014 is primarily attributable to a translation remeasurement on U.S. Dollar denominated intercompany debt at our subsidiary in the Netherlands.

Interest expense increased to $6.0 million in 2015 from $3.1 million in 2014, due to higher debt levels in 2015, which debt was incurred in connection with the PMFG and Emtrol acquisitions.

Income tax expense was $2.6 million and $3.1 million in 2015 and 2014, respectively. The effective tax rate for 2015 was (85.2)% compared with 19.3% in 2014. The effective tax rate was adversely impacted $3.9 million by nondeductible earnout expenses, $1.4 million by nondeductible deal costs related to the PMFG acquisition, as well as $1.2 million of certain permanent differences, which more than offset the benefits of $1.5 million from foreign rate differences and $1.3 million of changes in uncertain tax position reserves.

Comparison of the years ended December 31, 2014 and 2013

Consolidated sales in 2014 were $263.2 million compared with $197.3 million in 2013, an increase of $65.9 million. The increase in sales was primarily due to the acquisitions of Aarding at the end of February 2013, Met-Pro at the end of August 2013, HEE in mid-August 2014, SAT at the end of September 2014, and Emtrol at the beginning of November 2014. These acquisitions contributed an incremental $71.6 million of sales in 2014.

Gross profit increased by $23.2 million, or 37.7%, to $84.8 million in 2014 compared with $61.6 million in 2013. Gross profit as a percentage of sales was 32.2% in 2014 compared with 31.2% in 2013. The increase gross profit was the result of the aforementioned acquisitions. On an as adjusted basis, non-GAAP gross profit was $85.4 million or 32.4% as a percentage of sales for 2014, an increase of $22.5 million compared with non-GAAP gross margin of $62.9 million or 31.9% as a percentage of sales in 2013.

Selling and administrative expenses were $51.4 million in 2014 compared with $37.1 million in 2013. The increase in selling and administrative expenses was the result of the aforementioned acquisitions.

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

Operating income for 2014 was $21.7 million, an increase of $14.7 million from $7.0 million in 2013. Operating income as a percentage of sales for 2014 was 8.2% compared with 3.5% for 2013. The increase in operating income was attributable to the aforementioned acquisitions. On an as adjusted basis, non-GAAP operating income was $34.0 million for 2014, an increase of $8.2 million from 2013. Non-GAAP operating income as a percentage of sales for 2014 was 12.9% compared with 13.1% for 2013, which is essentially flat year over year.

Other (expense) income for 2014 was $(2.3) million compared with $1.0 million in 2013, and was comprised of foreign currency transaction losses in 2014 and foreign currency transaction gains in 2013. The expense in 2014 and income in 2013 is primarily attributable to a translation remeasurement on U.S. Dollar denominated intercompany debt at our subsidiary in the Netherlands.

Interest expense increased to $3.1 million in 2014 from $1.5 million in 2013, due to higher debt levels in 2014, which debt was incurred in connection with the Met-Pro and Emtrol acquisitions.

Income tax expense (benefit) was $3.1 million in 2014 compared with $(0.1) million in 2013. The effective tax rate for 2014 was 19.3% compared with (1.6)% in 2013. Included in the income tax provision calculation for 2013 is a $2.4 million tax benefit, net of related uncertain tax position reserves, for research and development income tax credits earned during 2009 through 2013. This credit was not factored in the 2012 tax provision because it was not evaluated until 2013. Along with the tax benefit of research and development income tax credits, the effective tax rate is beneficially impacted by the domestic production activities deduction, offset by nondeductible deal costs related to the Met-Pro acquisition.

Business Segments

The Company’s operations in 2015, 2014 and 2013 are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Operations. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	2015	2014	2013
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$158,371	$127,707	$101,150
Energy Segment	142,150	70,285	69,355
Fluid Handling and Filtration Segment	67,610	65,638	25,199
Corporate and Other (1)	(709)	(413)	1,613
Net sales	$367,422	$263,217	$197,317

(1)	Includes adjustment for revenue on intercompany jobs.

	2015	2014	2013
Income (Loss) from Operations
Environmental Segment	$17,021	$16,803	$15,422
Energy Segment	3,488	7,799	9,336
Fluid Handling and Filtration Segment	11,741	13,188	1,443
Corporate and Other (2)	(26,592)	(14,297)	(17,756)
Eliminations	(709)	(1,830)	(1,473)
Income from operations	$4,949	$21,663	$6,972

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Comparison of the years ended December 31, 2015 and 2014

Environmental Segment

Our Environmental segment net sales increased $30.7 million to $158.4 million in the year ended December 31, 2015 compared with $127.7 million in the year ended December 31, 2014, an increase of 24.0%. The increase is due to the HEE and Emtrol acquisitions, which contributed an incremental $9.0 million and $23.9 million in net sales, respectively, for the year ended December 31, 2015.

Operating income from the Environmental segment increased $0.2 million to $17.0 million for the year ended December 31, 2015 compared with $16.8 million in the year ended December 31, 2014, an increase of 1.2%. The increase was due in part to the HEE and Emtrol acquisitions, which accounted for an incremental $0.8 million and $2.1 million, respectively, for the year ended December 31, 2015, which was partially offset by declines in operating income of legacy businesses.

Energy Segment

Our Energy segment net sales increased $71.9 million to $142.2 million in the year ended December 31, 2015 compared with $70.3 million in the year ended December 31, 2014, an increase of 102.3%. The increase is primarily due to the PMFG and Zhongli acquisitions, which contributed an incremental $40.8 million and $28.1 million in net sales, respectively, for the year ended December 31, 2015.

Operating income from the Energy segment decreased $4.3 million to $3.5 million for the year ended December 31, 2015 compared with $7.8 million in the year ended December 31, 2014, a decrease of 55.1%. The decrease was due primarily to earnout expense of $11.2 million due to changes in the estimated fair value of the earn-out liability associated with the Zhongli acquisition (see Note 16 to the audited consolidated financial statements for further information). This decrease was partially offset by PMFG operating income of $2.0 million, and Zhongli operating income (exclusive of the earnout expense discussed above) of $5.2 million in 2015.

Fluid Handling and Filtration Segment

Our FHF segment net sales increased $2.0 million to $67.6 million in the year ended December 31, 2015 compared with $65.6 million in the year ended December 31, 2014, an increase of 3.0%. The increase in revenue from 2014 to 2015 is due to sales volume growth within the segment year over year.

Operating income from the FHF segment decreased $1.5 million to $11.7 million for the year ended December 31, 2015 compared with $13.2 million in the year ended December 31, 2014. The decrease was due primarily to a non-cash intangible asset impairment charge of $2.9 million related to two tradename intangible assets within the segment, partially offset by an increase due to gross margin improvements year over year.

Comparison of the years ended December 31, 2014 and 2013

Environmental Segment

Our Environmental segment net sales increased $26.5 million to $127.7 million in the year ended December 31, 2014 compared with $101.2 million in the year ended December 31, 2013, an increase of 26.3%. The increase is primarily due to the Met-Pro and Emtrol acquisitions, which contributed an incremental $17.1 million and $9.8 million in net sales, respectively, for the year ended December 31, 2014.

Operating income from the Environmental segment increased $1.4 million to $16.8 million for the year ended December 31, 2014 compared with $15.4 million in the year ended December 31, 2013, an increase of 9.0%. The increase was due in part to the Met-Pro and Emtrol acquisitions, which contributed an incremental $3.1 million and $1.2 million, respectively, for the year ended December 31, 2014, partially offset by lower operating income from legacy operations of $2.9 million due to lower gross margins.

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

Fluid Handling and Filtration Segment

Our FHF segment net sales increased $40.4 million to $65.6 million in the year ended December 31, 2014 compared with $25.2 million in the year ended December 31, 2013, an increase of 160.3%. The increase is primarily due to the Met-Pro acquisition, which accounted for an incremental $39.3 million in net sales for the year ended December 31, 2014. The remaining $1.1 million increase was due to an increase in sales volumes in the legacy operations.

Operating income from the FHF segment increased $11.8 million to $13.2 million for the year ended December 31, 2014 compared with $1.4 million in the year ended December 31, 2013. The increase was due primarily to the Met-Pro acquisition, which accounted for and incremental $10.9 million for the year ended December 31, 2014. The remaining $0.9 million increase was due to higher gross margins in legacy operations.

Non-GAAP Measures for the Three Months Ended December 31

The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended December 31,
(dollars in millions)	2015	2014	2013
Net sales as reported in accordance with GAAP	$101.2	$76.1	$68.7
Gross profit as reported in accordance with GAAP	$30.8	$22.6	$21.5
Gross profit margin in accordance with GAAP	30.4%	29.7%	31.3%
Inventory valuation adjustment	0.5	—	0.7
Plant, property and equipment valuation adjustment	0.1	0.1	0.1
Non-GAAP gross profit	$31.4	$22.7	$22.3
Non-GAAP gross profit margin	31.0%	29.8%	32.4%

	Three Months Ended December 31,
(dollars in millions)	2015	2014	2013
Operating income as reported in accordance with GAAP	$(0.3)	$3.8	$3.7
Operating margin in accordance with GAAP	(0.3)%	5.0%	5.4%
Inventory valuation adjustment	0.5	—	0.7
Plant, property and equipment valuation adjustment	0.1	0.1	0.1
Acquisition and integration expenses	0.9	0.9	0.6
Amortization and earn-out expenses	5.6	2.8	3.3
Intangible asset impairment	3.3	—	—
Legal reserves	—	—	1.0
Non-GAAP operating income	$10.1	$7.6	$9.4
Non-GAAP operating margin	10.0%	10.0%	13.6%

On an as adjusted basis, non-GAAP gross profit was $31.4 million or 31.0% as a percentage of sales for the three months ended December 31, 2015, an increase of $8.7 million compared with non-GAAP gross margin of $22.7 million or 29.8% as a percentage of sales for the three months ended December 31, 2014. On an as adjusted basis, non-GAAP operating income was $10.1 million or 10.0% as a percentage of sales for the three months ended December 31, 2015, an increase of $2.5 million compared with $7.6 million or 10.0% as a percentage of sales for the three months ended December 31, 2014.

On an as adjusted basis, non-GAAP gross profit was $22.7 million or 29.8% as a percentage of sales for the three months ended December 31, 2014, an increase of $0.4 million compared with non-GAAP gross margin of $22.3 million or 32.4% as a percentage of sales for the three months ended December 31, 2013. On an as adjusted basis, non-GAAP operating income was $7.6 million or 10.0% as a percentage of sales for the three months ended December 31, 2014, a decrease of $1.8 million compared with $9.4 million or 13.6% as a percentage of sales for the three months ended December 31, 2013.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 months. Our backlog as of December 31, 2015 was $211.2 million compared with $140.1 million as of December 31, 2014. The increase in backlog at December 31, 2015 was a result of the acquisition of PMFG, which represented $80.5 million of our backlog at December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility (defined below). Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions.

At December 31, 2015 and 2014, cash and cash equivalents totaled $34.2 million and $18.2 million, respectively. As of December 31, 2015 and 2014, $18.0 million and $10.5 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at December 31, 2015 and 2014:

(Table only in thousands)	December 31, 2015	December 31, 2014

Outstanding borrowings under Credit Facility.

   Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through

   September 2018, and $5.3 million thereafter with balance

   due upon maturity in September 2020.

– Term loan	$166,813	$90,072
– U.S. Dollar revolving loans	8,000	24,000
– Multi-currency revolving loans	—	—
– Unamortized debt discount	(4,229)	(2,368)
Total outstanding borrowings under Credit Facility	170,584	111,704
Outstanding borrowings (U.S. dollar equivalent) under China Facility	1,391	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	5,326	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25,000 ($27,000 as of December 31, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	27	152
Total outstanding borrowings	$177,328	$111,856
Less: current portion	19,494	8,887
Total debt, less current portion	$157,834	$102,969

Credit Agreement

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

Concurrent with the closing of our acquisition of Met-Pro on August 27, 2013, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio is set to decrease to 3.50 by December 31, 2016, and then decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end Credit Agreement term. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2015 and 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

See Note 9 to the audited consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2015	2014
(dollars in millions)
Credit Facility, U.S. Dollar revolving loans	$60.5	$85.5
Draw down	(8.0)	(24.0)
Letters of credit open	(15.4)	(9.5)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€10.5 million at December 31, 2015 and 2014 in U.S. Dollar equivalent)	11.5	12.8
Draw down	(5.3)	—
Letters of credit open	(6.6)	(6.7)
Total unused credit availability	$56.2	$77.6
Amount available based on borrowing limitations	$11.9	$44.1

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2015	2014	2013
Total operating cash flow provided by operating activities	$12,637	$17,665	$24,181
Acquisitions of property and equipment	(763)	(1,151)	(1,377)
Net cash paid for acquisition	(37,481)	(44,399)	(104,432)
Net proceeds from sale of property and equipment	3,205	7,738	215
Net cash used in investing activities	$(35,039)	$(37,812)	$(105,594)
Decrease (increase) in restricted cash	481	(500)	—
Net (repayments) borrowings on credit lines	(10,727)	(2,909)	3,366
Borrowings of long-term debt	170,000	35,000	100,000
Repayments of long-term debt	(107,695)	(8,867)	(14,218)
Deferred financing fees paid	(2,923)	(370)	(2,730)
Earnout payments	(2,488)	(1,402)	—
Proceeds from employee stock purchase plan and exercise of stock options	205	1,383	1,364
Cash paid for repurchase of common shares	—	(973)	(2,365)
Excess tax benefit from stock options exercised	44	923	—
Dividends paid to common shareholders	(7,977)	(5,937)	(4,337)
Net cash provided by financing activities	$38,920	$16,348	$81,080
Effect of exchange rate changes on cash and cash equivalents	$(486)	$—	$—
Net increase (decrease) in cash and cash equivalents	$16,032	$(3,799)	$(333)

In 2015, $12.6 million of cash was provided by operating activities as compared with $17.7 million provided in 2014. The $5.1 million decrease in cash flow from operating activities was due primarily to a few unfavorable net working capital items in 2015 compared with 2014. The incremental cash used was comprised of $15.6 million in accounts receivable, $3.5 million in inventories, $8.6 million in accounts payable and accrued expenses, $1.7 million in other liabilities and $0.2 million in deferred charges and other assets. The incremental cash provided was comprised of $4.4 million in costs in excess of billings, $4.3 million in billings in excess of costs, $1.2 million in income taxes payable, and $3.1 million in prepaid expenses and other current assets.

In 2014, $17.7 million of cash was provided by operating activities as compared with $24.2 million provided in 2013. The $6.5 million decrease in cash flow from operating activities was due primarily to a few unfavorable net working capital items in 2014 compared with 2013. The incremental cash used was comprised of $6.6 million in costs in excess of billings, $2.2 million in billings in excess of costs, $1.2 million in income taxes payable, $4.7 million in other liabilities and $2.5 million in accrued litigation settlement. The incremental cash provided was comprised of $2.5 million in accounts receivable, $2.0 million in inventories, $2.9 million in accounts payable and accrued expenses and $1.5 million in prepaid expenses and other assets.

In 2015, $35.0 million of cash was used in investing activities as compared with $37.8 million in 2014. Investing activities in 2015 were comprised of $37.5 million cash paid for acquisitions and $0.8 million for capital expenditures for property and equipment and offset by $3.2 million proceeds from sale of property and equipment, as compared with $44.4 million cash paid for acquisitions, $7.7 million proceeds from sale of equipment and $1.2 million for capital expenditures of property and equipment in 2014.

In 2014, $37.8 million of cash was used in investing activities as compared with $105.6 million in 2013. Investing activities in 2014 were comprised of $44.4 million cash paid for acquisitions and $1.2 million for capital expenditures for property and equipment and offset by $7.7 million proceeds from sale of property and equipment, as compared with $104.4 million cash paid for acquisitions, $0.2 million proceeds from sale of equipment and $1.4 million for capital expenditures of property and equipment in 2013.

Financing activities in 2015 provided net cash of $38.9 million, which consisted primarily of net borrowings of $57.6 million and proceeds from employee stock purchase plan and exercise of stock options of $0.2 million, less dividends paid to our shareholders of $8.0 million, cash used to pay deferred financing fees of $2.9 million, and earnout payments of $2.5 million. Financing activities in 2014 provided net cash of $16.3 million, which consisted primarily of net borrowings of $23.2 million and proceeds from exercise of options of $1.4 million, less dividends paid to our shareholders of $5.9 million, earnout payments of $1.4 million, and cash used to repurchase common stock of $1.0 million. Financing activities in 2013 provided net cash of $81.1 million, which consisted primarily of net borrowings of $89.1 million and proceeds from exercise of options of $1.4 million, less dividends paid to our common shareholders of $4.3 million, cash used to repurchase common stock of $2.4 million, and deferred financing fees paid of $2.7 million.

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2015 and 2014, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014

On March 9, 2016, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 30, 2016 to all shareholders of record at the close of business on March 18, 2016.

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

In connection with the Met-Pro, Emtrol, and PMFG acquisitions, we took on significant additional debt to fund these transactions. See Note 9 to the consolidated financial statements for further information. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Employee Benefit Obligations

Based on current assumptions, estimated contributions of $29,000 may be required in 2016 for the pension plan and $27,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$181,557	$19,494	$31,876	$130,187	$—
Interest expense (estimated)	23,814	5,890	10,091	7,833	—
Unconditional purchase obligations (1)	93,412	93,412	—	—	—
Pension and post retirement obligations (2)	5,360	56	2,916	2,388	—
Operating lease obligations	17,127	3,952	5,524	2,562	5,089
Contingent liabilities related to acquisitions	32,670	14,756	17,914	—	—
Totals	$353,940	$137,560	$68,321	$142,970	$5,089

(1)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.
(2)

Future expected obligations under the Company’s pension and post retirement plans are included in the contractual cash obligations table above, up to, but not more than five years. The Company’s pension and post retirement plan policy allows it to fund an amount, which could be in excess of the pension and post retirement cost expensed, subject to the limitations imposed by current tax regulations. The Company projects that it will contribute $56,000 to its pension and post retirement plans during the fiscal year ended December 31, 2016.

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

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, share based compensation, income taxes, earnouts, goodwill and intangible asset valuation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

A substantial portion of our revenue is derived from contracts, which are primarily accounted for under the percentage of completion method of accounting. Percentage completion is measured by the percentage of contract costs incurred to date compared with estimated total contract costs to be the best available measure of progress on these contracts. Contract costs include direct material and labor costs related to contract performance. This method requires a higher degree of management judgment and use of estimates than other revenue recognition methods. The judgments and estimates involved include management’s ability to accurately estimate the contracts’ percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period. In addition, certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. For contracts where the duration is short, total contract revenue is insignificant, or reasonably dependable estimates cannot be made, revenues are recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2015, 2014 and 2013.

Inventories

The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. Approximately 13% of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements—generally five to 40 years; machinery and equipment—generally two to 15 years).

Intangible assets

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, employment agreements, technology, customer lists, noncompetition agreements, tradenames, and backlog. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, three years for employment agreements,  seven to 10 years for technology, five to 20 years for customer lists, five years for noncompetition agreements, 10 years for tradenames, and one year for backlog.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the traditional quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value. For the 2015 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all indefinite life intangible assets using the relief from royalty method was appropriate.

During 2015, our annual impairment test indicated that three of our indefinite-lived tradenames were impaired. Accordingly, we recognized an impairment charge in our financial results of $3.3 million for the year ended December 31, 2015. See Note 7 to the audited consolidated financial statements for further information regarding goodwill and intangible assets.

Goodwill

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level, at or below the operating segment level. In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared with their estimated fair values, as calculated using a weighting of the income method and the market method. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to proceed to the traditional quantitative two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value.

During 2015, management changed the annual impairment testing date from December 31 to October 1. For 2015, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed for all reporting units, except for the recently acquired PMFG reporting unit, as there were no events or changes in operations since September that would indicate possible impairment.

Under the first step, the Company bases its measurement of the fair value of a reporting unit using a weighting of the income method and the market method on a 50/50 basis.  In prior years, the Company used the income method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the step 1 analysis, the resultant estimated fair value of the reporting units exceeded their carrying value as of December 31, 2015 and no goodwill impairment charges were recorded. For additional information on goodwill impairment testing results, see Note 7 to our consolidated financial statements.

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

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2015, the aggregate undistributed earnings of the foreign subsidiaries amounted to $40.2 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company will be subject to U.S. income taxes and foreign withholding taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $6.2 million at December 31, 2015.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2015, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.1 million and the annual pension expense by approximately $2,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $61,000.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which an employee is required to provide the services, based on the fair value of the award at the date of the grant as determined by the Black-Scholes valuation method for stock options, or current publicly traded market price on the grant date for restricted stock units.

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

New Accounting Pronouncements

New Financial Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively for the year ended December 31, 2015. Years prior to the year ended December 31, 2015 were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of ASU 2015-16 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company early adopted this ASU in the year ended December 31, 2015. As a result of the adoption, all debt related costs are now presented as a direct offset to the long-term debt, and therefore $0.6 million in deferred financing costs were reclassified from “Deferred Charges and Other Assets” to “Debt, Less Current Portion” at December 31, 2014 on the Consolidated Balance Sheet.

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

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of December 31, 2015 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 9 to the audited consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2015 was $177.3 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2015. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at December 31, 2015 is $0.4 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. On March 31, 2014, our subsidiary in the Netherlands entered into a one-month foreign exchange forward contract to manage exposure to foreign currency fluctuations on a U.S. dollar-denominated transaction totaling $5.5 million. The contract expired prior to December 31, 2015 and there are no such contracts outstanding as of December 31, 2015. Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the year ending December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2015, 2014 and 2013 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of December 31, 2015, as discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2015. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As a result of our assessment, our management communicated to the Audit Committee of our Board of Directors and represented to BDO USA, LLP, our independent auditors, that the following material weaknesses existed as of December 31, 2015:

(1)

The Company did not maintain internal control over financial reporting that was appropriately designed, adequately documented and operating effectively to support the accurate and timely reporting of revenue recognition. Specifically, the Company did not design and maintain effective controls to ensure:

•	revenue recognition policies are in accordance with generally accepted accounting principles
•	estimates of percent complete are accurate

•	all projects are supported by executed contracts, including approved change orders
•	billings are approved
•	there is appropriate systems access and controls over schedules
•	appropriate review of contracts by accounting personnel
(2)

The Company did not implement effective internal control over financial reporting, either divisional specific or corporate monitoring controls for Zhongli in China acquired in December 2014 and PMFG acquired in September 2015.

(3)

The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with its financial reporting requirements and increased size due to recent acquisitions.

(4)	The Company did not maintain internal control over financial reporting that were appropriately designed, adequately documented and operated within its decentralized structure to:
•	determine the completeness and accuracy of reports and spreadsheets used in the execution of internal controls over financial reporting
•	determine the appropriateness of manual journal entries
•	maintain an effective information technology general control environment, including restricting access to certain key financial systems and records to appropriate users
•	maintenance of appropriate segregation of duties in the purchasing process.

With respect to our internal control over financial reporting, these material weaknesses are being discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

Management’s specific remediation to address these material weaknesses will include among other items:

(1)

Determining that revenue recognition polices are in accordance with generally accepted accounting principles, verifying that estimates of percent complete are accurate, ensuring that executed contracts including approved change orders are supported and independently reviewed, and that billings are approved, as well as ensuring that appropriate system access and controls over schedules are maintained.

(2)

Replacing the unit specific site controller and augmenting the staffing under such site controller with additional staff support from within our Asia regional structure. The corporate financial reporting function tasked with monitoring oversight of this specific reporting unit will augment their review procedures and conduct an on-site review of the subject reporting unit in conjunction with our third-party outsourced internal audit provider.

(3)

Hiring additional corporate personnel with an appropriate level of expertise including at a minimum a functional leader of internal audit to co-source with our third-party outsourced internal audit provider as well as augment the corporate staff in our existing financial reporting function.

(4)

Hiring additional divisional level personnel, including at a minimum, an Environmental segment controller.  Management will implement controls to test the completeness and accuracy of reports and spreadsheets used in the execution of internal control over financial reporting, implement independent review of manual journal entries, restrict access to certain key financial systems and records to appropriate users, as well as implement appropriate segregation of duties within the purchasing cycle.

Based on the assessment described above, management of the Company believes that, as of December 31, 2015, internal control over financial reporting was not effective.

Our independent registered public accounting firm, BDO USA LLP, has issued an attestation report dated March 22, 2016, on the Company’s internal control over financial reporting, which expresses an adverse opinion thereon.

(c) Remediation of Prior Material Weaknesses

The material weakness in internal control over financial reporting disclosed as of December 31, 2014 was the aggregation of significant deficiencies in the financial reporting close process related to the adequacy of accounting personnel and oversight, accounting for income taxes, and segregation of duties.

As of December 31, 2015, we remediated the significant deficiency related to the accounting for income taxes that aggregated into the material weakness as of December 31, 2014, and which was determined to be a separate material weakness as of September

30, 2015.  During 2015, the Company designed,   implemented and executed additional controls related to the accounting for income taxes.  These additional controls were tested as of December 31, 2015, and determined to be operating effectively.

See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Management’s Remediation Initiatives” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and “Item 4. Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2015, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2014.

(d) Changes in Internal Control Over Financial Reporting

Other than the remediation measures noted above regarding prior material weaknesses and the new material weaknesses during the three months ended December 31, 2015 described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:

(1)

The Company did not maintain internal controls over financial reporting that were appropriately designed, adequately documented and operating effectively to support the accurate and timely reporting of revenue. Specifically, the Company did not design and maintain effective controls to ensure:

•	revenue recognition polices are in accordance with generally accepted accounting principles
•	estimates of percent complete are accurate
•	all projects are supported by executed contracts, including approved change orders
•	billings are approved
•	there is appropriate system access and controls over schedules
•	appropriate review of contracts by accounting personnel
(2)

The Company did not implement effective internal controls over financial reporting, either divisional specific or corporate monitoring controls for Zhongli in China acquired in December 2014 and PMFG acquired in September 2015.

(3)

The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with its financial reporting requirements and increased size due to recent acquisitions.

(4)	The Company did not maintain internal controls over financial reporting that were appropriately designed, adequately documented and operated effectively within its decentralized structure to:

•	determine the completeness and accuracy of reports and spreadsheets used in the execution of internal controls over financial reporting
•	determine the appropriateness of manual journal entries
•	maintain an effective information technology general control environment, including restricting access to certain key financial systems and records to appropriate users
•	maintain appropriate segregation of duties in the purchasing process

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 22, 2016 on those financial statements.

In our opinion, CECO Environmental Corp. and Subsidiaries’ did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken or planned by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 22, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 22, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2015 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2015	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan [1]	80,000	$12.03	—
2007 Equity Incentive Plan [2]	2,118,964	$8.68	511,070
Employee Stock Purchase Plan [3]	10,999	$6.53	1,418,363
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	2,209,963	$8.79	1,929,433

1

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

2

The 2007 Equity Incentive Plan was approved by our shareholders on May 23, 2007. At special meetings of our shareholders held on September 2, 2015 and August 26, 2013, shareholders approved amendments to the 2007 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 700,000 shares and 600,000 shares, respectively. In 2015, 285,500 options and 322,581 restricted stock units were awarded to plan participants under the 2007 Equity Incentive Plan.

3	The Employee Stock Purchase Plan was approved by our shareholders on May 21, 2009.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Exhibit Number

¥2.1

Stock Purchase Agreement, dated as of December 31, 2012, by and among the Company, CECO Group, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

¥2.2

Share Purchase Agreement, dated as of February 28, 2013, by and among the Company, CECO Environmental Netherlands B.V. and the sellers named therein. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2013)

¥2.3

Agreement and Plan of Merger, dated as of April 21, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2013)

2.4

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 5, 2013, by and among the Company, Met-Pro Corporation, Mustang Acquisition Inc. and Mustang Acquisition II LLC (formerly known as Mustang Acquisition II Inc.) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

¥2.5

Membership Interest Purchase Agreement, dated as of November 3, 2014, by and among the Company and the sellers named therein. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

¥2.6

Agreement and Plan of Merger, by and among PMFG, Inc. the Company, Top Gear Acquisition Inc. and Top Gear Acquisition II LLC, dated as of May 3, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015)

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

**10.6	CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014)

Exhibit Number
**10.7	Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2015)

**10.8

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

**10.9	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

**10.10	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.11	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.12	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.13

Executive Employment Agreement, effective as of February 15, 2010, by and between the Company and Jeffrey Lang. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

**10.14

First Amendment to Executive Employment Agreement, effective as of September 4, 2013, by and between the Company and Jeffrey Lang (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

**10.15

Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2011)

10.16

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

10.19

Security Agreement, dated as of August 27, 2013, by and between the Company, the Subsidiary Guarantors named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on
Form 8-K filed with the SEC on August 30, 2013)

10.20

Amendment No. 1 to the Credit Agreement and Limited Consent, dated as October 30, 2014, by and among the Company, the Administrative Agent, the Lenders, the L/C Issuers and the Subsidiary Guarantors (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2014).

10.21

Amendment No. 2 to the Credit Agreement, dated as November 18, 2014, by and among the Company, the Administrative Agent, the Lenders, the L/C Issuers and the Subsidiary Guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014)

10.22

Commitment Letter, dated May 3, 2015, from Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.23

Amended and Restated Credit Agreement, dated as of September 3, 2015, among the Company and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

Exhibit Number
10.24

Securities Pledge Agreement, dated August 27, 2013, by and among the Company, the Subsidiaries named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

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

¥

Schedules, exhibits and similar attachments to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request.

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
March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ JEFFREY LANG	March 22, 2016
Jeffrey Lang Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/S/ EDWARD J. PRAJZNER	March 22, 2016
Edward J. Prajzner Chief Financial Officer and Secretary

/S/ JASON DEZWIREK	March 22, 2016
Jason DeZwirek Chairman of the Board and Director

/S/ ARTHUR CAPE	March 22, 2016
Arthur Cape Director

/S/ ERIC M. GOLDBERG	March 22, 2016
Eric M. Goldberg Director

/S/ CLAUDIO A. MANNARINO	March 22, 2016
Claudio A. Mannarino Director

/S/ JONATHAN POLLACK	March 22, 2016
Jonathan Pollack Director

/S/ SETH RUDIN	March 22, 2016
Seth Rudin Director

/S/ DONALD A. WRIGHT	March 22, 2016
Donald A. Wright Director

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 22, 2016

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,194	$18,162
Restricted cash	5,319	1,200
Accounts receivable, net	97,778	58,394
Costs and estimated earnings in excess of billings on uncompleted contracts	43,175	24,371
Inventories, net	32,509	23,416
Prepaid expenses and other current assets	9,058	9,046
Prepaid income taxes	4,724	4,190
Assets held for sale	1,699	4,188
Total current assets	228,456	142,967
Property, plant and equipment, net	44,981	18,961
Goodwill	220,163	165,861
Intangible assets – finite life, net	74,957	58,398
Intangible assets – indefinite life	26,337	19,766
Deferred income tax asset, net	—	3,003
Deferred charges and other assets	3,925	3,151
	$598,819	$412,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$19,494	$8,887
Accounts payable and accrued expenses	99,097	53,819
Billings in excess of costs and estimated earnings on uncompleted contracts	28,000	14,728
Income taxes payable	1,582	405
Total current liabilities	148,173	77,839
Other liabilities	30,072	27,884
Debt, less current portion	157,834	102,969
Deferred income tax liability, net	17,719	22,191
Total liabilities	353,798	230,883
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,055,749 and 26,404,869 shares issued in 2015 and 2014, respectively	340	264
Capital in excess of par value	243,274	168,886
Accumulated earnings	5,472	19,051
Accumulated other comprehensive loss	(9,577)	(6,621)
	239,509	181,580
Less treasury stock, at cost, 137,920 shares in 2015 and 2014	(356)	(356)
Total CECO shareholders’ equity	239,153	181,224
Noncontrolling interest	5,868	—
Total shareholders’ equity	245,021	181,224
	$598,819	$412,107

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per share data)	2015	2014	2013
Net sales	$367,422	$263,217	$197,317
Cost of sales	258,251	178,394	135,762
Gross profit	109,171	84,823	61,555
Selling and administrative expenses	67,329	51,440	37,098
Acquisition and integration expenses	7,940	1,269	7,224
Amortization and earn out expenses	25,613	10,151	6,761
Intangible asset impairment	3,340	—	—
Legal reserves	—	300	3,500
Income from operations	4,949	21,663	6,972
Other (expense) income, net	(2,081)	(2,311)	982
Interest expense	(5,964)	(3,138)	(1,499)
(Loss) income before income taxes	(3,096)	16,214	6,455
Income tax expense (benefit)	2,638	3,137	(102)
Net (loss) income	$(5,734)	$13,077	$6,557
Less net loss attributable to noncontrolling interest	$(132)	$—	$—
Net (loss) income attributable to CECO Environmental Corp.	$(5,602)	$13,077	$6,557
(Loss) earnings per share:
Basic	$(0.19)	$0.51	$0.33
Diluted	$(0.19)	$0.50	$0.32
Weighted average number of common shares outstanding:
Basic	28,791,662	25,750,972	20,116,991
Diluted	28,791,662	26,196,901	20,719,951

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Net (loss) income	$(5,734)	$13,077	$6,557
Other comprehensive (loss) income, net of tax:
Translation loss	(2,664)	(1,597)	(22)
Minimum pension/postretirement liability adjustment	(292)	(4,052)	1,362
Comprehensive (loss) income	(8,690)	7,428	7,897
Net loss attributable to noncontrolling interest	(132)	—	—
Comprehensive (loss) income attributable to CECO Environmental Corp.	$(8,558)	$7,428	$7,897

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accum.			Total
			Capital in		Other			CECO		Total
	Common Stock		excess of	Accum.	Comp.	Treasury Stock		Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	par value	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance January 1, 2013	17,096	$171	$54,800	$9,691	$(2,312)	(138)	$(356)	$61,994	$—	$61,994
Net income for the year ended December 31, 2013				6,557				6,557		6,557
Common stock dividends				(4,337)				(4,337)		(4,337)
Exercise of stock options and dividend reinvestment issuances	316	3	1,361					1,364		1,364
Share based compensation earned	3	—	1,100					1,100		1,100
Stock repurchase and retirement	(180)	(2)	(2,363)					(2,365)		(2,365)
Stock issued for acquisitions	8,490	85	104,668					104,753		104,753
Adjustment for minimum pension/ post retirement liability, net of tax of $870					1,362			1,362		1,362
Translation loss					(22)			(22)		(22)
Balance December 31, 2013	25,725	$257	$159,566	$11,911	$(972)	(138)	$(356)	$170,406	$—	$170,406
Net income for the year ended December 31, 2014				13,077				13,077		13,077
Common stock dividends				(5,937)				(5,937)		(5,937)
Exercise of stock options and dividend reinvestment issuances	247	3	1,380					1,383		1,383
Excess tax benefit from stock options exercised		—	923					923		923
Share based compensation earned	7	—	1,659					1,659		1,659
Stock repurchase and retirement	(62)	(1)	(972)					(973)		(973)
Stock issued for acquisitions	488	5	6,330					6,335		6,335
Adjustment for minimum pension/post retirement liability, net of tax of $(2,483)					(4,052)			(4,052)		(4,052)
Translation loss, net of tax of $(427)					(1,597)			(1,597)		(1,597)
Balance December 31, 2014	26,405	$264	$168,886	$19,051	$(6,621)	(138)	$(356)	$181,224	$—	$181,224
Net loss for the year ended December 31, 2015				(5,602)				(5,602)	(132)	(5,734)
Common stock dividends				(7,977)				(7,977)		(7,977)
Exercise of stock options and dividend reinvestment issuances	36	—	205					205		205
Excess tax benefit from stock options exercised		—	44					44		44
Share based compensation earned	13	—	2,070					2,070		2,070
Stock issued for acquisition	7,602	76	72,069					72,145		72,145
Fair value of noncontrolling interest acquired								—	6,000	6,000
Adjustment for minimum pension/post retirement liability, net of tax of $(178)					(292)			(292)		(292)
Translation loss, net of tax of $(382)					(2,664)			(2,664)		(2,664)
Balance December 31, 2015	34,056	$340	$243,274	$5,472	$(9,577)	(138)	$(356)	$239,153	$5,868	$245,021

The notes to consolidated financial statements are an integral part of the above statements.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Translation loss	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2013	$(124)	$(2,188)	$(2,312)
2013 activity	(22)	1,362	1,340
Balance December 31, 2013	$(146)	$(826)	$(972)
2014 activity	(1,597)	(4,052)	(5,649)
Balance December 31, 2014	$(1,743)	$(4,878)	$(6,621)
2015 activity	(2,664)	(292)	(2,956)
Balance December 31, 2015	$(4,407)	$(5,170)	$(9,577)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(5,734)	$13,077	$6,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,520	11,268	6,647
Unrealized foreign currency loss (gain)	2,364	2,883	(1,132)
Impairment of intangible assets	3,340	—	—
Fair value adjustments to earnout liabilities	11,222	—	—
Non-cash interest expense	1,062	561	304
Loss (gain) on sale of property and equipment	397	(62)	(97)
Share based compensation expense	2,070	1,659	1,100
Bad debt expense	702	299	99
Inventory reserve expense (benefit)	680	566	(105)
Excess tax benefit from stock options exercised	(44)	(923)	—
Deferred income tax (benefit) expense	(3,488)	(4,106)	1,126
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,605)	2,492	2,753
Inventories	(3,477)	1,993	1,680
Costs and estimated earnings in excess of billings on uncompleted contracts	4,447	(6,625)	(941)
Prepaid expenses and other current assets	3,132	1,500	1,894
Deferred charges and other assets	(191)	789	567
Accounts payable and accrued expenses	(8,582)	2,867	4,472
Accrued litigation settlement	—	(2,536)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,324	(2,169)	(2,147)
Income taxes payable	1,166	(1,164)	(134)
Other liabilities	(1,668)	(4,704)	1,538
Net cash provided by operating activities	12,637	17,665	24,181
Cash flows from investing activities:
Acquisitions of property and equipment	(763)	(1,151)	(1,377)
Cash paid for acquisitions, net of cash acquired	(37,481)	(44,399)	(104,432)
Net proceeds from sale of assets	3,205	7,738	215
Net cash used in investing activities	(35,039)	(37,812)	(105,594)
Cash flows from financing activities:
Decrease (increase) in restricted cash	481	(500)	—
Net (repayments) borrowings on revolving credit lines	(10,727)	(2,909)	3,366
Borrowings of long-term debt	170,000	35,000	100,000
Repayments of long-term debt	(107,695)	(8,867)	(14,218)
Deferred financing fees paid	(2,923)	(370)	(2,730)
Earnout payments	(2,488)	(1,402)	—
Proceeds from employee stock purchase plan and exercise of stock options	205	1,383	1,364
Cash paid for repurchase of common shares	—	(973)	(2,365)
Excess tax benefit from stock options exercised	44	923	—
Dividends paid to common shareholders	(7,977)	(5,937)	(4,337)
Net cash provided by financing activities	38,920	16,348	81,080
Effect of exchange rate changes on cash and cash equivalents	(486)	—	—
Net increase (decrease) in cash and cash equivalents	16,032	(3,799)	(333)
Cash and cash equivalents at beginning of year	18,162	21,961	22,294
Cash and cash equivalents at end of year	$34,194	$18,162	$21,961
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in business acquisitions	$72,145	$6,335	$104,753

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Cash paid during the year for:
Interest	$4,742	$2,816	$1,838
Income taxes	$5,080	$8,665	$2,237

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a diversified global provider of leading highly engineered technologies to the environmental, energy, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model, strategically balanced across the world. CECO targets its installed equipment base with end users to expand and grow higher recurring revenue of aftermarket products and services. CECO’s well respected brands, technologies and solutions have been evolving for well over 50 years to become leading-edge technologies in specific niche global end markets, including natural gas turbine power, refinery & petrochemical engineered cyclones and mid-stream energy pipeline gas transmission.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2015
CECO Group, Inc.	100%
CECO Group Global Holdings LLC	100%
CECO Filters, Inc. and Subsidiaries (“CFI”)	99%
The Kirk & Blum Manufacturing Company	100%
CECO Abatement Systems, Inc.	100%
EFFOX, Inc. (“Effox”)	100%
Fisher-Klosterman, Inc. (“FKI”)	100%
Flextor, Inc. (“Flextor”)	100%
Adwest Technologies, Inc. (“Adwest”)	100%
Aarding Thermal Acoustics B.V. (“Aarding”)	100%
Met-Pro Technologies LLC (“Met-Pro”)	100%
Peerless Mfg. Co. (“PMFG”)	100%

CFI includes two wholly owned subsidiaries, New Busch Co., Inc. (“Busch”) and CECO Environmental India Private Limited (f/k/a. CECO Filter India Private Limited). The noncontrolling interest in CFI is not material.

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

PMFG has five wholly owned subsidiaries, Nitram Energy, Inc., PMC Acquisition, Inc., Peerless Europe, Ltd., Peerless Manufacturing Canada, Ltd., and Peerless Asia-Pacific Pte. Ltd. Additionally, PMFG is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The noncontrolling interest of Peerless Propulsys is reported as a separate component on the Consolidated Balance Sheets. During the fourth quarter of 2015, the Company entered an agreement with the noncontrolling owner of Peerless Propulsys to transfer all rights to Peerless Propulsys’ land and building assets to the noncontrolling owner in exchange for the Company’s 100% ownership in the equity and earnings of Peerless Propulsys. This transfer is expected to occur in 2016.

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

PMFG is a global provider of engineered equipment for the abatement of air pollution, the separation and filtration of contaminants from gases and liquids, and industrial noise control equipment, and was acquired in September 2015.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, included in Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company.

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

Inventories—The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. Approximately 13% of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Property, plant and equipment—Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements—generally five to 40 years; machinery and equipment—generally two to 15 years). Upon sale or disposal of property, plant and equipment, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount, less any proceeds from sale, is recorded in income.

Intangible assets— Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of patents, employment agreements, technology, customer lists, noncompetition agreements, tradenames, and backlog. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of 17 years for patents, three years for employment agreements, seven to 10 years for technology, five to 20 years for customer lists, five years for noncompetiton agreements, 10 years for tradenames, and one year for backlog.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset  is more likely than not greater than its carrying value, we do not need to proceed to the traditional quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value. For the 2015 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all indefinite life intangible assets using the relief from royalty method was appropriate. Refer to Note 7 for the results of this quantitative analysis.

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level, at or below the operating segment level. In performing the goodwill impairment assessment, the carrying values of the Company’s reporting units are compared with their estimated fair values, as calculated using a weighting of the income method and the market method. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to proceed to the traditional quantitative two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. For the 2015 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all reporting units was appropriate. Refer to Note 7 for the results of this quantitative analysis.

During 2015, management changed the annual impairment testing date from December 31 to October 1.

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. During 2015, 2014 and 2013, the Company capitalized deferred financing fees of $2.9 million, $0.4 million and $2.7 million, respectively. Amortization expense was $0.8 million, $0.6 million and $0.3 million for 2015, 2014 and 2013, respectively, and is classified as interest expense. Also, during 2015, an additional $0.3 million of existing fees were expensed, and classified as interest expense, as a result of the modification of the Credit Agreement (refer to Note 9 for further details of the modification). As of December 31, 2015 and 2014, remaining capitalized deferred financing costs of $4.2 million and $2.3 million, respectively, are included as a discount to debt in the accompanying consolidated balance sheets.

Revenue recognition—Revenues from contracts are primarily recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared with estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. For contracts where the duration is short, total contract revenue is insignificant, or reasonably dependable estimates cannot be made, revenues are recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product.

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at December 31, 2015, 2014 or 2013.

Cost of sales—Cost of sales amounts include materials, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation. Generally, customer freight charges are included in sales and actual freight expenses are included in cost of sales.

Claims—Change orders arise when the scope of the original project is modified for any of a variety of reasons. The Company will negotiate the extent of the modifications, its expected costs and recovery with the customer. Costs related to change orders are recognized in the period they are incurred and added to the expected total cost of the project. In cases where contract revenues are assured beyond a reasonable doubt to be increased in excess of the expected costs of the change order, incremental profit also is recognized on the contract. Such assurance is generally only achieved when the customer approves in writing the scope and pricing of the change order. Change orders that are in dispute are effectively handled as claims.

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

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Operations include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense, changes in life insurance cash surrender value and depreciation. Selling and administrative expenses are charged to expense as incurred.

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

Amortization and earn out expenses—Amortization and earn out expenses on the Consolidated Statements of Operations include amortization of intangible assets, and earn-out and contingent compensation expenses related to acquisitions as more fully described in Note 16.

Legal reserves—Legal reserves on the Consolidated Statements of Operations are related to certain legal settlements, as more fully described in Note 12.

Indirect Taxes—The Company records taxes collected from customers and remitted to governmental authorities on a net basis in the Consolidated Statements of Operations.

Product Warranties—The Company’s warranty reserve is to cover the products sold. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis. The warranty accrual is not significant to the Company’s operations.

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $1.0 million, $1.0 million and $0.5 million in 2015, 2014 and 2013, respectively.

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

Earnings per share—The computational components of basic and diluted earnings per share for 2015, 2014 and 2013 are below.

	For the Year Ended December 31, 2015
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(5,602)	28,792	$(0.19)
Effect of dilutive securities:
Common stock equivalents arising from stock options and employee stock purchase plan	—	—	—
Diluted net loss and loss per share	$(5,602)	28,792	$(0.19)

	For the Year Ended December 31, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$13,077	25,751	$0.51
Effect of dilutive securities:
Common stock equivalents arising from stock options and employee stock purchase plan	—	446	(0.01)
Diluted net income and earnings per share	$13,077	26,197	$0.50

	For the Year Ended December 31, 2013
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$6,557	20,117	$0.33
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	603	(0.01)
Diluted net income and earnings per share	$6,557	20,720	$0.32

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. For the years ended December 31, 2015, 2014, and 2013, outstanding options and warrants of 1.5 million, 0.1 million, and zero, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Foreign Currency Translation—The functional currencies of the Company’s subsidiaries in the Netherlands, United Kingdom, Brazil, Canada, China, Mexico, and India are the Euro, Pound, Real, Canadian Dollar, Renminbi, Peso, and Rupee, respectively, and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and weighted-average rate for the Consolidated Statements of Operations, are recorded in Accumulated Other Comprehensive Loss in Shareholders’ equity on the Consolidated Balance Sheets.

Transaction (loss)/gain of $(1.7) million, $(2.3) million and $1.0 million were recognized by the Company in 2015, 2014 and 2013, respectively. The transaction (loss)/gain is recorded on the “Other (expense) income” line of the Consolidated Statements of Operations.

Reclassifications —Certain prior year amounts have been reclassified in order to conform to the current year presentation. The Company reclassified $4.1 million on the December 31, 2014 Consolidated Balance Sheet and related footnotes from "Goodwill" to "Noncurrent Deferred Tax Liabilities" related to a deferred tax asset associated with the acquired Met-Pro pension plan which was not reflected in the initial purchase price allocation.  The Company does not consider this adjustment to be significant to the financial statements. Additionally, as described below, $0.6 million in deferred financing costs were reclassified from “Deferred Charges and Other Assets” to “Debt, Less Current Portion” at December 31, 2014 on the Consolidated Balance Sheet.

New Financial Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the prior US GAAP guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In order to simplify presentation of deferred tax balances, the Company adopted this standard prospectively for the year ended December 31, 2015. Years prior to the year ended December 31, 2015 were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of ASU 2015-16 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company early adopted this ASU in the year ended December 31, 2015. As a result of the adoption, all debt related costs are now presented as a direct offset to the long-term debt, and therefore $0.6 million in deferred financing costs were reclassified from “Deferred Charges and Other Assets” to “Debt, Less Current Portion” at December 31, 2014 on the Consolidated Balance Sheet.

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

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at December 31, 2015, due to their short-term nature or variable, market-driven interest rates. Also, our debt is deemed to approximate fair value at December 31, 2015, as a substantial amount of our debt was recently refinanced in conjunction with the PMFG acquisition, and neither our credit rating nor market credit conditions have changed substantially since the debt was refinanced, and  the debt contains variable, market-driven interest rates.

Concentrations of credit risk:

Financial instruments that potentially subject us to credit risk consist principally of cash and accounts receivable. We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the financial institutions in which our cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, we perform ongoing credit evaluations of our customers’ financial condition. As of December 31, 2015, the Company has $23.3 million of cash held internationally, principally in the Netherlands, United Kingdom, China and Canada.

3.	Accounts Receivable

(Table only in thousands)	2015	2014
Trade receivables	$12,800	$15,875
Contract receivables	86,129	43,218
Allowance for doubtful accounts	(1,151)	(699)
	$97,778	$58,394

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $2.3 million and $0.5 million at December 31, 2015 and 2014, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $0.7 million, $0.3 million and $0.1 million during 2015, 2014 and 2013, respectively, while accounts charged to (recovered from) the allowance were $0.2 million, $0.3 million and $(35,000) during 2015, 2014 and 2013, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

(Table only in thousands)	2015	2014
Costs incurred on uncompleted contracts	$178,356	$97,848
Estimated earnings	64,957	28,328
	243,313	126,176
Less billings to date	(228,138)	(116,533)
	$15,175	$9,643
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,175	$24,371
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,000)	(14,728)
	$15,175	$9,643

5.	Inventories

Inventories consisted of the following:

(Table only in thousands)	2015	2014
Raw materials	$24,339	$18,848
Work in process	6,443	2,644
Finished goods	2,717	2,492
Obsolescence allowance	(990)	(568)
	$32,509	$23,416

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $(0.7) million, $(0.6) million and $0.1 million during 2015, 2014 and 2013, respectively. Items charged to the allowance for inventory write-offs were $0.2 million, $0.5 million, and zero during 2015, 2014, and 2013, respectively.

6.	Property, Plant and Equipment

(Table only in thousands)	2015	2014
Land	$5,296	$1,328
Building and improvements	30,583	13,270
Machinery and equipment	26,731	19,588
	62,610	34,186
Less accumulated depreciation	(17,629)	(15,225)
	$44,981	$18,961

Depreciation expense was $4.2 million, $3.7 million and $2.0 million for 2015, 2014 and 2013, respectively.

7.	Goodwill and Intangible Assets

(Table only in thousands)	Environmental Segment	Energy Segment	Fluid Handling and Filtration Segment	Totals
Balance of goodwill at December 31, 2013	$22,657	$14,174	$93,057	$129,888
2014 acquisitions	32,374	4,752	—	37,126
Foreign currency translation	—	(1,153)	—	(1,153)
Balance of goodwill at December 31, 2014	55,031	17,773	93,057	165,861
2015 acquisition	—	55,655	—	55,655
Foreign currency translation	—	(1,353)	—	(1,353)
Balance of goodwill at December 31, 2015	$55,031	$72,075	$93,057	$220,163

As of December 31, 2015, the Company has an aggregate amount of goodwill acquired of $237.3 million and an aggregate amount of impairment losses of $17.1 million, which was recognized in 2009.

	Tradenames
(Table only in thousands)	2015	2014
Beginning balance	$19,766	$18,419
Acquisitions and related adjustments	10,280	1,730
Impairment	(3,340)	—
Foreign currency adjustments	(369)	(383)
	$26,337	$19,766

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets. During 2015, management changed the annual impairment testing date from December 31 to October 1. For 2015, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed for all reporting units, except for the recently acquired PMFG reporting unit, as there were no events or changes in operations since September that would indicate possible impairment.

Under the first step, the Company bases its measurement of the fair value of a reporting unit using a weighting of the income method and the market method on a 50/50 basis.  In prior years, the Company used the income method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit.  Based on the step 1 analysis, the resultant estimated fair value of the reporting units exceeded their carrying value as of December 31, 2015 and no goodwill impairment charges were recorded.

For one of the reporting units tested under the step 1 analysis, which carried goodwill of $77.9 million, the excess of fair value over their carrying value was only 8%. This reporting unit was acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2016 operating plan, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially a material non-cash impairment charge could result. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit. We determined that with other assumptions held constant under our weighted income and market method for measuring fair value, a decrease in projected revenue growth rates of approximately 110 basis points or a decrease in projected EBITDA rates of approximately 390 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit.

The Company also performed a step 1 analysis for all reporting units with indefinite life intangible assets. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2016 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.  Under this approach, the resultant estimated fair value of the indefinite life intangible assets exceeded their carrying value for all but three reporting units as of December 31, 2015.  For three of the reporting units, which carried combined indefinite life intangible assets of $10.0 million, our fair value measurement resulted in the aggregate fair value being 33.4% lower than the aggregate carrying value.  Accordingly, we recorded an impairment charge of $3.3 million during the year ended December 31, 2015.   These three reporting units were acquired in the second half of fiscal 2013. Management’s projections used to estimate the fair values at the date of acquisition primarily included increasing sales volumes; however, the units have experienced lower sales than originally projected.

There were no goodwill or indefinite life intangible asset impairment recorded in 2014 or 2013.

As described above, the fair value measurement methods used in the Company’s goodwill and indefinite life intangible assets impairment analyses utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of our future operating results, the implied fair value of these assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions.

	2015		2014
(Table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort
Patents	$1,456	$1,456	$1,429	$1,427
Employment agreements	733	677	733	461
Technology	15,867	4,027	8,677	2,412
Customer lists	77,497	17,756	59,017	9,094
Noncompetition agreements	1,118	257	1,118	34
Tradename	1,390	162	1,390	23
Backlog	4,270	1,423	—	—
Foreign currency adjustments	(2,309)	(693)	(800)	(285)
	$100,022	$25,065	$71,564	$13,166

Amortization expense of finite life intangible assets was $12.3 million, $7.6 million and $4.7 million for 2015, 2014 and 2013, respectively. Amortization over the next five years for finite life intangibles is $14.0 million in 2016, $11.6 million in 2017, $10.0 million in 2018, $8.9 million in 2019, and $7.1 million in 2020.

8.	Accounts Payable and Accrued Expenses

(Table only in thousands)	2015	2014
Trade accounts payable, including due to subcontractors	$62,199	$31,882
Compensation and related benefits	7,899	3,475
Accrued interest	185	193
Current portion of earn-out liability	14,757	8,738
Accrued warranty	3,080	936
Other accrued expenses	10,977	8,595
	$99,097	$53,819

9.	Senior debt

Debt consisted of the following at December 31, 2015 and 2014:

(Table only in thousands)	December 31, 2015	December 31, 2014

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through

   September 2018, and $5.3 million thereafter with balance

   due upon maturity in September 2020.

– Term loan	$166,813	$90,072
– U.S. Dollar revolving loans	8,000	24,000
– Multi-currency revolving loans	—	—
– Unamortized debt discount	(4,229)	(2,368)
Total outstanding borrowings under Credit Facility	170,584	111,704
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,391	—
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	5,326	—
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25,000 ($27,000 as of December 31, 2015), plus interest, at a fixed rate of 3.82%, maturing January 2016. Collateralized by the Heerenveen, Netherlands building.	27	152
Total outstanding borrowings	$177,328	$111,856
Less: current portion	19,494	8,887
Total debt, less current portion	$157,834	$102,969

Scheduled principal payments under our debt facilities are $19.5 million in 2016, $13.8 million in 2017, $18.1 million in 2018, $21.3 million and $108.9 million in 2020.

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

Concurrent with the closing of our acquisition of Met-Pro on August 27, 2013, the Company borrowed $65.0 million in term loans and $52.0 million in U.S. dollar revolving loans and used the proceeds to (i) finance the cash portion of the acquisition, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of Met-Pro and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition.

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

As of December 31, 2015 and 2014, $15.4 million and $9.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $56.6 million and $71.5 million at December 31, 2015 and 2014, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 3.42% and 2.24% at December 31, 2015 and 2014, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap was a $0.4 million liability at December 31, 2015, which is recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge in 2015, and accordingly the change in the fair value during the year of $0.4 million was recorded in earnings in “Other income (expense), net” in the Consolidated Statements of Operations. Subsequent to December 31, 2015, the Company re-designated the hedge as an effective hedge. Therefore, from the date of re-designation, all changes to the fair value of the interest rate swap will be recorded in other comprehensive income (loss) as long as the hedge is deemed effective.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio is set to decrease to 3.50 by December 31, 2016, and then decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end Credit Agreement term. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2015 and 2014, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $6.0 million of customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. Of these customary closing fees, $2.9 million were during 2015 in connection with the September 3, 2015 amendment to the Credit Agreement. As of December 31, 2015 and 2014, unamortized deferred financing costs of $4.2 million and $2.4 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.8 million, $0.6 million and $0.3 million for 2015, 2014 and 2013, respectively, and is classified as interest expense. Also, during 2015, an additional $0.3 million of the fees were expensed, and classified as interest expense, as a result of the modification of the Credit Agreement.

Foreign Debt

The Company has a €10.5 million ($11.5 million) facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers and ING Bank N.V. as the lender (“Aarding Facility”). The facilities agreement includes a €7.0 million ($7.6 million) bank guarantee facility and a €3.5 million ($3.8 million) overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of December 31, 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of December 31, 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of December 31, 2015 and December 31, 2014, the borrowers were in compliance with all related financial and other restrictive covenants. As of December 31, 2015, €6.1 million ($6.6 million) of the bank guarantee and €4.9 million ($5.3 million) of the overdraft facility are being used by the borrowers. As of December 31, 2014, €5.5 million ($6.0 million) of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on the facilities agreement.

A subsidiary of the Company located in China has a ¥9.0 million ($1.4 million) short term loan with Bank of America (“China Facility”) at an interest rate of 4.79%, which will mature in March 2016.

A subsidiary of the Company located in the U.K. has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($9.0 million) at December 31, 2015. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £1.9 million ($2.9 million) at December 31, 2015. At December 31, 2015, there was £3.9 million ($5.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Germany has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €1.1 million ($1.2 million) at December 31, 2015. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.7 million) at December 31, 2015. At December 31, 2015, there was €1.1 million ($1.2 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Singapore had bank guarantees of $1.5 million at December 31, 2015. At December 31, 2015, these guarantees are secured with a cash deposit of $0.5 million, and a protective letter of credit issued by the Company to Citibank.

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

During 2015, 2014 and 2013, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014
$0.050	December 17, 2013	December 31, 2013
$0.050	September 16, 2013	September 30, 2013
$0.050	June 14, 2013	June 28, 2013
$0.050	March 18, 2013	March 28, 2013

On March 9, 2016, our Board of Directors declared a quarterly dividend of $0.066 per share. The dividend will be paid on March 31, 2016 to all shareholders of record at the close of business on March 19, 2016.

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Plan has had limited participation.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan remains in effect solely for the purpose of the continued administration of the options outstanding under the 1997 Plan. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The 2007 Plan permits the granting of stock options and stock awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, stock options or stock awards granted to non-employee directors vest in periods of one to three years from the date of grant. Stock options granted to employees generally vest equally over a period of three to five years from the date of grant. Stock awards granted to employees generally vest equally over a period of up to four years from the date of grant for awards subject to service requirements. Stock awards may be granted and vest based on the achievement of certain performance requirements as established by the Committee. Stock awards also may be granted without service or performance requirements, as determined by the Committee. The Committee, at its discretion, may establish other vesting periods and performance requirements when appropriate. During 2015, approximately 286,000 stock options and 323,000 restricted stock awards were granted to plan participants under the 2007 Plan. During 2014, approximately 280,000 stock options and 6,000 restricted stock awards were granted to plan participants under the 2007 Plan.  Also, of the outstanding stock awards, there are approximately 53,000 performance-based awards outstanding at December 31, 2015. The number of shares reserved for issuance under the 2007 Plan is 3,300,000, of which approximately 511,000 shares were available for future grant as of December 31, 2015.

Share-based compensation expense for stock options and restricted stock awards under these plans of $1.9 million, $1.7 million and $1.1 million was recorded in the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefit related to share based compensation expense was zero,  $0.2 million, and $0.3 million in 2015, 2014 and 2013, respectively. No equity compensation expense has been capitalized in inventory or fixed assets.

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

The Company recognized employee stock purchase plan expense of $54,000, $19,000 and $19,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to the Company’s share-based compensation plans, certain other warrants have been issued that are not compensatory in nature. See further discussion in the “Warrants to Purchase Common Stock” section below.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust, either in cash or in shares of Company common stock, for certain salaried employees of Met-Pro in the United States who are eligible to participate in the Plan. There were no contributions to the Employees’ Stock Ownership Trust for the years ended December 31, 2015, 2014 and 2013. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Options and Restricted Awards

The weighted-average fair value of stock options granted during 2015, 2014 and 2013 was estimated at $4.35, $6.48 and $6.18 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2015, 2014 and 2013, the Company utilized weighted-average volatility factors of 44%, 55% and 57%, respectively.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2015, 2014 and 2013, the Company utilized weighted-average expected term factors of 6.3 years, 6.3 years and 6.5 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2015, 2014 and 2013, the Company utilized a weighted-average risk-free interest rate factor of 1.9%, 2.2% and 2.2%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 2.4%, 1.7% and 1.6% to value options granted during 2015, 2014 and 2013, respectively.

The fair value of the stock options granted is recorded as compensation expense on a straight-line basis over the vesting periods of the options adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

Information related to all stock options under the 2007 Plan and 1997 Plan for the years ended December 31, 2015, 2014 and 2013 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	1,727	$10.12	7.3 years
Granted	286	11.55
Forfeitures	(106)	12.31
Exercised	(30)	4.47
Outstanding at December 31, 2015	1,877	10.30	6.8 years	$1,769
Exercisable at December 31, 2015	977	8.48	5.4 years	$1,765

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	1,807	$9.05	7.7 years
Granted	280	13.78
Forfeitures	(121)	12.45
Exercised	(239)	5.18
Outstanding at December 31, 2014	1,727	10.12	7.3 years	$9,390
Exercisable at December 31, 2014	655	5.02	5.8 years	$5,332

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	1,244	$5.18	6.8 years
Granted	923	12.72
Forfeitures	(44)	9.83
Exercised	(316)	4.41
Outstanding at December 31, 2013	1,807	9.05	7.7 years	$12,830
Exercisable at December 31, 2013	557	5.76	5.2 years	$5,786

Information related to all restricted stock awards under the 2007 Plan for the years ended December 31, 2015 and 2014 is shown in the table below. No restricted stock awards were outstanding during the years ended December 31, 2013 and 2012. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of grant. The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards adjusted for the Company’s estimate of pre-vesting forfeitures. The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	6	$14.41
Granted	323	9.48
Vested	(2)	14.41
Forfeited	(5)	9.44
Nonvested at December 31, 2015	322	9.55

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	6	14.41
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2014	6	14.41

The Company received $0.1 million in cash from employees exercising options during the year ended December 31, 2015, $1.2 million in cash from employees exercising options during the year ended December 31, 2014 and $1.4 million from employees exercising options during the year ended December 31, 2013. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $2.4 million and $2.7 million, respectively. Unrecognized compensation expense related to nonvested shares of stock options and restricted stock was $7.2 million at December 31, 2015 and will be recognized over a weighted average vesting period of 3.1 years.

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts. The estimated fair value of warrants granted in conjunction with employment agreements is reflected as compensation expense over their related vesting periods, none of which extended into 2015, 2014 or 2013. Fair value of warrants was determined using a Black-Sholes valuation model with assumptions similar to the ones we used to value stock option awards.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus Investment Corp. (“Icarus”), a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016. These warrants represent the only outstanding warrants as of December 31, 2015 and 2014.

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

There were no such stock repurchases during 2015.

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

The Company acquired two defined benefit pension plans covering eligible employees in the United States in connection with the acquisition of Met-Pro. These plans are funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Met-Pro had frozen the accrual of future benefits for all participants, effective December 31, 2008. During 2015, these pension plans were merged with the other defined benefit pension plan mentioned above. Therefore, as of December 31, 2015, the Company sponsors only one non-contributory defined benefit pension plan.

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2015, 2014 and 2013, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits			Other Benefits
(Table only in thousands)	2015	2014	2013	2015	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$38,208	$32,311	$8,535	n/a	n/a	n/a
Accumulated postretirement benefit obligation	n/a	n/a	n/a	$155	$116	$89
Projected benefit obligation from acquisition	—	—	24,364	—	—	—
Service cost	233	204	126	—	—	—
Interest cost	1,412	1,428	676	5	5	3
Amendments	—	—	—	9	24	44
Actuarial (gain)/loss	(1,744)	6,015	(509)	18	38	8
Administrative expenses	(214)	(174)	(126)	—	—	—
Benefits paid	(1,755)	(1,576)	(755)	(28)	(28)	(28)
Projected benefit obligation at end of year	36,140	38,208	32,311	159	155	116
Change in plan assets:
Fair value of plan assets at beginning of year	27,302	25,822	5,549	—	—	—
Fair value of plan assets from acquisition	—	—	18,654	—	—	—
Actual return on plan assets	(443)	1,404	2,291	—	—	—
Employer contribution	406	1,826	209	28	28	28
Administrative expenses	(214)	(174)	(126)	—	—	—
Benefits paid	(1,755)	(1,576)	(755)	(28)	(28)	(28)
Fair value of plan assets at end of year	25,296	27,302	25,822	—	—	—
Funded status	$(10,844)	$(10,906)	$(6,489)	$(159)	$(155)	$(116)
Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$—	$(26)	$(25)	$(21)
Defined benefit liabilities included in other liabilities	(10,844)	(10,906)	(6,489)	(133)	(130)	(95)
Deferred tax benefit (expense) associated with accumulated other comprehensive loss (income)	3,154	2,983	608	15	8	(18)
Accumulated other comprehensive loss (income), net of tax	5,144	4,865	856	27	14	(27)
Net amount recognized	$(2,546)	$(3,058)	$(5,025)	$(117)	$(133)	$(161)
Other comprehensive income (loss):
Net loss (gain)	$708	$6,561	$(1,926)	$17	$38	$8
Prior service cost	—	—	—	9	24	44
Amortization of prior service cost	—	(4)	(1)	(9)	(6)	—
Amortization of net actuarial loss (gain)	(258)	(173)	(370)	3	11	14
Total recognized in other comprehensive income (loss)	$450	$6,384	$(2,297)	$20	$67	$66
Accumulated other comprehensive income (loss):
Net loss (gain)	$8,298	$7,848	$1,460	$(20)	$(40)	$(89)
Prior service cost	—	—	4	62	62	44
Amount recognized in accumulated other comprehensive income (loss)	$8,298	$7,848	$1,464	$42	$22	$(45)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	4.00%	3.75%	4.50%	3.00%	3.75%	4.50%
Compensation increase rate	n/a	n/a	n/a	n/a	n/a	n/a

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

During 2014, the Company updated the mortality table (RP-2014 Total Mortality Table) in the underlying assumptions used to determine benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were a decrease in the minimum liability of $0.3 million in 2015, an increase of $4.0 million in 2014 and a decrease of $1.4 million in 2013.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

(Table only in thousands)	2015	2014	2013
Service cost	$233	$204	$126
Interest cost	1,412	1,428	676
Expected return on plan assets	(2,009)	(1,950)	(871)
Net amortization and deferral	258	177	370
Net periodic benefit cost	$(106)	$(141)	$301
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	3.75%	4.50%	3.75% to 4.50%
Expected return on assets	7.50%	7.50%	7.50%
Compensation increase rate	n/a	n/a	n/a

The basis of the long-term rate of return assumption reflects the current asset mix for the pension plans of approximately 30% to 40% debt securities and 60% to 70% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. The investment portfolio for the pension plans will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category.

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $0.2 million and zero, respectively. The net gain and prior service cost for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 is zero and $11,000, respectively.

At December 31, 2015, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.1 million and the annual pension expense by approximately $2,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $61,000.

The net periodic benefit cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying Consolidated Statements of Operations  was $12,000, zero and $(11,000) for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average discount rate to determine the net periodic benefit cost for 2015, 2014 and 2013 was 3.75%, 4.50% and 3.75%, respectively.

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

	Target Allocation	Percentage of Plan Assets
	2015	2015	2014
Asset Category:
Cash and cash equivalents	0%	25%	0%
Equity securities	70%	52%	64% - 67%
Debt securities	30%	23%	33% - 36%
Total	100%	100%	100%

Estimated pension plan cash obligations are $1.8 million, $1.9 million, $1.9 million, $2.0 million, and $2.0 million for 2016 through 2020 respectively, and a total of $10.8 million for the years 2021 through 2025. Estimated healthcare plan cash obligations are $27,000, $24,000, $21,000, $19,000, and $16,000 for 2016 through 2020, respectively, and a total of $52,000 for the years 2021 through 2025.

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

The levels assigned to the defined benefit plan assets as of December 31, 2015, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$6,397	$—	$—	$6,397
Equity securities	13,187	—	—	13,187
Debt securities	5,712	—	—	5,712
Total assets	$25,296	$—	$—	$25,296

The levels assigned to the defined benefit plan assets as of December 31, 2014, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,310	$—	$—	$1,310
Equity securities	18,274	—	—	18,274
Debt securities	7,718	—	—	7,718
Total assets	$27,302	$—	$—	$27,302

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

The Company participation in these plans for the annual period ended December 31, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015, 2014 and 2013 is for the plan’s year-end at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	FIF: Yes - Implemented RP: Yes - Implemented	No	various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Red	RP: Yes - Implemented	No	May 31, 2016
Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2017
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	May 1, 2018

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2014. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2015.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.3 million, $1.2 million and $1.4 million in 2015, 2014 and 2013, respectively.

We have a profit sharing and 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%. We increased, effective January 1, 2008, the matching contributions to 100% of the first 1% and 50% of the next 5% of the employee deferral for a maximum match of 3.5%. Effective January 1, 2014, the matching contribution was increased to 100% of the first 3% and 50% of the next 3% of the employee deferral for a maximum match of 4.5%. We made aggregate matching contributions and discretionary contributions of $1.2 million, $1.1 million, and $0.4 million during 2015, 2014, and 2013, respectively.

As a result of the PMFG acquisition, the Company acquired a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service (“PMFG Plan”).  Company contributions are voluntary and at the discretion of the board of directors. For the year ended December 31, 2015, matching contributions of $0.1 million were made by the Company after the acquisition.  The PMFG Plan was merged with the CECO 401(k) savings retirement plan in January 2016.

12.	Commitments and Contingencies

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

(Table only in thousands) December 31,	Commitment
2016	$3,952
2017	2,978
2018	2,546
2019	1,456
2020	1,106
2021 and thereafter	5,089
$17,127

Total rent expense under all operating leases for 2015, 2014 and 2013 was $4.0 million, $2.9 million and $2.5 million, respectively.

Legal Proceedings

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2015 for cases involving asbestos-related claims were $0.9 million which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 221 cases pending against the Company as of December 31, 2015 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 195 cases that were pending as of January 1, 2015. During 2015, 52 new cases were filed against the Company, and the Company was dismissed from 26 cases and settled zero cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Union settlement

On October 12, 2012, the Company received a letter from the Sheet Metal Workers’ Local Union No. 80 (“the Union”) alleging that the Company had completely withdrawn from the Union’s Pension Trust Fund. The Company settled this claim with the Union and recorded $3.5 million of legal reserve expense in 2013.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. In October 2015, the Company asserted counterclaims against the insurer, including a claim for bad faith claims handling. The Company is vigorously disputing this claim and believes the insurer had the duty to defend the Company.

Viron

On October 3, 2014, Viron International (“Viron”) filed a complaint against us and our subsidiary, the Kirk and Blum Manufacturing Company (“Kirk & Blum”), in the United States District Court for the Western District of Texas (the “Court”) seeking damages against us and Kirk & Blum for alleged breach of contract. After a trial on January 12, 2015, on February 27, 2015, the Court issued Findings of Fact and Conclusions of Law that provide that we and Kirk & Blum breached our contract with Viron and that Viron is entitled to damages in the amount of approximately $0.6 million plus attorneys’ fees. Additionally, the Court concluded that we and Kirk & Blum are not entitled to an offset for the invoiced amounts of $0.2 million not paid by Viron under the contract. In October of 2015, we settled with Viron for $0.5 million, $0.3 million was previously accrued in 2014, and the remaining $0.2 million was recorded as expense in 2015.

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

In the Lawsuits, the plaintiffs sought, among other things, (a) to enjoin the defendants from completing the Mergers on the agreed-upon terms, (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms therein, and (c) costs and disbursements and attorneys’ and experts’ fees, as well as other equitable relief as the courts deem proper.

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the decision to enter into the Mergers, entry of the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but did not affect any stockholder’s rights to pursue appraisal rights. It is expected that the resolution of the Delaware Lawsuit will also resolve the Texas Lawsuit, which was stayed voluntarily by the plaintiff, but placed on Texas court’s two-week docket for a non-jury trial on August 15, 2016. On March 2, 2016, the Texas Lawsuit plaintiffs filed a Notice of Nonsuit Without Prejudice.

On February 22, 2016, the Delaware Court asked the parties to submit a status report regarding the Delaware Lawsuit no later than March 14, 2016.

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

13.	Income Taxes

(Loss) income before income taxes was generated in the United States and globally as follows:

(Table only in thousands)	2015	2014	2013
Domestic	$997	$14,638	$5,442
Foreign	(4,093)	1,576	1,013
	$(3,096)	$16,214	$6,455

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2015, the aggregate undistributed earnings of the foreign subsidiaries amounted to $40.2 million. If the Company were to distribute these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $6.2 million at December 31, 2015.

Income tax provision (benefit) consisted of the following for the years ended December 31:

(Table only in thousands)	2015	2014	2013
Current:
Federal	$3,429	$4,672	$(1,660)
State	753	947	(191)
Foreign	1,944	1,624	623
	6,126	7,243	(1,228)
Deferred:
Federal	(3,012)	(3,033)	1,000
State	(563)	(367)	178
Foreign	87	(706)	(52)
	(3,488)	(4,106)	1,126
	$2,638	$3,137	$(102)

The income tax provision differs from the statutory rate due to the following:

(Table only in thousands)	2015	2014	2013
Tax (benefit) expense at statutory rate	$(1,083)	$5,675	$2,194
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	34	416	311
Domestic Production Activities deduction	(211)	(670)	(295)
Change in uncertain tax position reserves	(1,281)	388	599
Permanent differences	1,162	58	510
Impact of rate differences and adjustments	(1,489)	296	(295)
Current and prior years R&D tax credits	(883)	(3,026)	(3,649)
Non-deductible transaction costs	1,356	—	411
Earnout expenses	3,928	—	—
Change in valuation allowance	483	—	—
Audit settlements	65	—	—
Provision-to-return adjustments	808	—	—
Other	(251)	—	112
	$2,638	$3,137	$(102)

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(Table only in thousands)	2015	2014
Gross deferred tax assets:
Accrued expenses	$1,175	$66
Reserves on assets	2,949	872
Share-based compensation awards	1,057	735
Minimum pension / post retirement	4,118	3,913
Net operating loss carry-forwards	8,473	206
Tax credit carry-forwards	1,626	—
Valuation allowances	(1,500)	(87)
	17,898	5,705
Gross deferred tax liabilities:
Depreciation	(3,658)	(2,104)
Goodwill and intangibles	(30,133)	(21,197)
Prepaid expenses and inventory	(192)	(1,526)
Revenue recognition	(1,634)	(739)
	(35,617)	(25,566)
Net deferred liabilities	$(17,719)	$(19,861)

Reconciliation to amounts reported in the balance sheet follows:

	2015	2014
Net current deferred tax assets included in other current assets	$—	$1,066
Net non-current deferred tax assets	—	3,003
Net current deferred tax liabilities included in accounts payable and accrued expenses	—	(1,739)
Net non-current deferred tax liabilities	(17,719)	(22,191)
Net deferred tax liability	$(17,719)	$(19,861)

As of December 31, 2015, the Company has federal net operating loss carry forwards of $19.9 million, and state and local net operating loss carry forwards of $14.8 million, which expire from 2018 to 2032. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in international jurisdictions totaling $5.7 million. A full valuation allowance has been established against substantially all of these losses. As of December 31, 2015 and 2014, the Company has recorded a valuation reserve in the amount of $1.5 million and $0.1 million, respectively. The changes in the valuation allowance resulted in additional income tax expense of $0.6 million, $0.1 million, and $8,000 in 2015, 2014, and 2013, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(Table only in thousands)	2015	2014
Balance as of January 1,	$1,166	$763
Additions for tax positions current year	—	188
Additions for tax positions taken in prior years	50	266
Additions for tax positions of acquired company	1,139	—
Reductions for settlements on tax positions of acquired company	(165)	—
Reductions for settlements on tax positions of prior years	(1,166)	(51)
Balance as of December 31,	$1,024	$1,166

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During 2015, 2014, and 2013, there was no such expense for interest and penalties. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2014 remain open for examination by Federal authorities, and back to 2010 remain open for all significant state and foreign authorities.

14.	Related Party Transactions

During 2015, 2014 and 2013, we paid fees of $0.4 million per year to Icarus for management consulting services. These services were provided by Jason DeZwirek and Phillip DeZwirek, our Chairman of our Board and retired Chairman of the Board, respectively, through Icarus. During 2015, 2014 and 2013, we paid fees of $0.3 million, $0.1 million and $0.3 million, respectively, for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services. All services described above are based on verbal agreements with the Company. The Board of Directors approves the above services on an annual basis.

During 2015, 2014, and 2013, we incurred rent expense of $1.1 million, $0.3 million, and $0.2 million, respectively, to lease facilities at the Adwest, Zhongli, and Emtrol subsidiaries. These are recently acquired subsidiaries, and the facilities are owned by the former owners of these subsidiaries. The Company currently employs the former owners in a managerial role at the respective subsidiaries.

During 2015, we purchased $0.3 million in inventory from a company owned by the former owner of the Zhongli subsidiary, and sold $0.4 million of inventory to the same company. The Company currently employs the former owner in a managerial role at this subsidiary.

15.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2015, 2014, or 2013.

For 2015, 2014 and 2013, sales to customers outside the United States, including export sales, accounted for approximately 38%, 30% and 21%, respectively, of consolidated net sales. The largest portion of export sales in 2015 was destined for Asia 18%, and Europe, 11%. Of consolidated long lived assets, $62.9 million and $49.2 million were located outside of the United States as of December 31, 2015 and 2014, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2015 were in Asia, $35.5 million, and Europe, $25.3 million.

16.	Acquisitions

PMFG

On September 3, 2015, the Company completed its acquisition of all of PMFG’s outstanding common stock for a purchase price of $136.7 million. PMFG’s shareholders had the option to elect to exchange each share of PMFG common stock for either (i) $6.85 in cash, without interest, or (ii) shares of the Company’s common stock valued at $6.85, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on September 2, 2015, the last trading day before the closing of the acquisition, subject to a collar so that there was a maximum exchange ratio of 0.6456 shares of the Company’s common stock for each share of PMFG common stock and a minimum exchange ratio of 0.5282 shares of the Company’s common stock for each share of PMFG common stock, subject to certain exceptions and with overall elections subject to proration.

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

In accordance with the proration and reallocation provisions of the merger agreement, because the $6.85 per share cash consideration was oversubscribed by PMFG shareholders prior to the election deadline, (a) each PMFG share for which a valid stock election was made or for which no valid cash or stock election was made was automatically cancelled and converted into the right to receive the stock consideration and (b) each PMFG shareholder of record that made a valid cash election by the deadline received (i) the cash consideration for approximately 58.05% of such holder’s PMFG shares for which a valid cash election was made and (ii) the stock consideration for approximately 41.95% of such holder’s PMFG Shares for which a valid cash election was made. The value of stock recorded for purchase accounting was $72.1 million, which reflects the estimated fair value of shares based on the closing price of the Company’s common stock on the acquisition date, and equates to approximately $9.49 per share.

PMFG is a global provider of engineered equipment serving the markets for natural gas infrastructure, power generation and refining and petrochemical processing, which complements our Energy segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $27,100)	$93,884
Property and equipment	30,252
Other assets	953
Assets held for sale (a)	950
Deferred income tax asset	—
Goodwill	55,655
Intangible – finite life	29,940
Intangible – indefinite life	10,280
Total assets acquired	221,914
Current liabilities assumed	(73,328)
Deferred income tax liability	(1,899)
Long term liabilities assumed	(3,961)
Noncontrolling interest	(6,000)
Net assets acquired	$136,726
(a)

The assets held for sale consists primarily of real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to Held for Sale. The Company expects to complete the sale of the subject assets within the next twelve months.

During 2015, PMFG accounted for $40.8 million of revenue and $2.2 million of pre-tax income included in the Company’s results.

For the PMFG acquisition, the approximate fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. The fair value measurement method used to measure the assets acquired and liabilities assumed utilizes a number of significant unobservable inputs or Level 3 assumptions. These assumptions include, among others, projections of the acquired businesses future operating results, the implied fair value of assets using an income approach by preparing a discounted cash flow analysis and other subjective assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company’s future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the Framework Agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million. During 2015, the Company increased the earn-out to $27.0 million at December 31, 2015, based on the estimated fair value of that date. Of this change, $11.2 million is recorded as expense in “Amortization and earn-out expenses” on the Condensed Consolidated Statements of Operations. The balance of the change is due to changes in foreign currency exchange rates. As of December 31, 2015 and 2014, the current portion of the estimated earn-out payable of $11.7 million and $6.1 million, respectively, is recorded in “Accounts payable and accrued expenses” and the balance of $15.3 million and $11.0 million, respectively, is recorded in “Other liabilities” on the Consolidated Balance Sheets. Additionally, the Company has yet to settle initial working capital requirements, as defined in the purchase agreement. Upon settlement, if there are any working capital shortfalls, including any uncollected accounts receivable acquired, which approximated $4.4 million at December 31, 2015, the Company would be indemnified for such amounts, which would be offset against any future earn-out payments.

Zhongli is a leader in the design and manufacture of power industry damper, diverter and ball mill systems in China, which complements our Energy segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets (including cash of $1,025)	$16,223
Property and equipment	1,477
Goodwill	4,752
Intangible – finite life, net	4,262
Intangible – indefinite life	960
Total assets acquired	27,674
Current liabilities assumed	(1,840)
Deferred tax liabilities	(1,739)
Net assets acquired	$24,095

During 2015 and 2014, Zhongli accounted for $28.2 million and $0.1 million of revenue, respectively, and $(6.0) million and zero of pre-tax income (loss) (inclusive of the earnout adjustment noted above), respectively, included in the Company’s results.

Emtrol

On November 3, 2014, the Company acquired 100% of the membership interests of Emtrol. The Company paid cash at closing of $31.9 million, which was financed with additional debt. The Company also issued 453,858 shares of the Company’s common stock with an agreed upon value of $6.0 million computed based on the average closing price of the Company’s common stock for the 30 trading days immediately preceding the acquisition date. The shares of common stock issued to the former members contain restrictions on sale or transfer for periods ranging from one to two years from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $5.8 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions.

Emtrol is engaged in the business of designing and manufacturing of fluid catalytic cracking and industrial cyclone technology for a variety of industries including the refinery, petrochemical, and chemical sectors, which complements our Environmental segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets	$9,922
Property and equipment	125
Goodwill	24,998
Intangible – finite life, net	12,890
Total assets acquired	47,935
Current liabilities assumed	(10,173)
Net assets acquired	$37,762

During 2015 and 2014, Emtrol accounted for $33.7 million and $9.8 million of revenue, respectively, and $3.3 million and $1.3 million of pre-tax income, respectively, included in the Company’s results.

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earnout. There were no adjustments to fair value of the earn-out at December 31, 2015. As of both December 31, 2015 and 2014, the current portion of the estimated earn-out payable of $0.3 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.7 million is recorded in “Other liabilities” on the Consolidated Balance Sheets.

SAT is a leading provider of volatile organic compounds abatement solutions for the Chinese air pollution control market, which complements our Environmental segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets	$1,679
Property and equipment	10
Goodwill	1,733
Intangible – finite life, net	840
Intangible – indefinite life	260
Total assets acquired	4,522
Current liabilities assumed	(1,847)
Deferred tax liabilities	(275)
Net assets acquired	$2,400

During 2015 and 2014, SAT accounted for $2.3 million and $1.0 million of revenue, respectively, and $(0.8) million and zero pre-tax income (loss), respectively, included in the Company’s results.

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million which is the maximum amount of the earnout. During 2015, the Company paid $0.7 million based on the achievement of certain financial results. There were no adjustments to fair value of the remaining earn-out at December 31, 2015. As of December 31, 2015 and 2014, the current portion of the estimated earn-out payable of $0.7 million is recorded in “Accounts payable and accrued expenses” and the balance of $0.6 million and $1.3 million, respectively, is recorded in “Other liabilities” on the Consolidated Balance Sheets.

HEE is a leading North American designer and manufacturer of scrubbers and fans for the air pollution control market, which complements our Environmental segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets	$913
Property and equipment	158
Goodwill	5,644
Intangible – finite life, net	2,690
Intangible – indefinite life	510
Total assets acquired	9,915
Current liabilities assumed	(415)
Net assets acquired	$9,500

During 2015 and 2014, HEE accounted for $11.3 million and $2.3 million of revenue, respectively, and $0.9 million and $0.1 million pre-tax income, respectively, included in the Company’s results.

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

(Table only in thousands)
Current assets	$68,766
Property and equipment	15,773
Other assets	1,375
Assets held for sale (a)	10,886
Goodwill	102,552
Intangible – finite life, net	35,810
Intangible – indefinite life	11,910
Total assets acquired	247,072
Current liabilities assumed	(13,638)
Deferred income tax liability	(24,784)
Long term liabilities assumed	(6,078)
Net assets acquired	$202,572

(a)

The assets held for sale consists of primarily real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to Held for Sale. The Company expects to complete the sale of the subject assets within the next twelve months. Three properties were sold during 2015 for total proceeds of $3.2 million. Three properties were sold during 2014 for total proceeds of $6.7 million. The remaining assets held for sale related to the Met-Pro acquisition was $0.7 million at December 31, 2015.

During 2015, 2014, and 2013, Met-Pro accounted for $80.9 million, $83.1 million, and $30.5 million of revenue, respectively, and $14.3 million, $14.6 million and $0.9 million pre-tax income, respectively, included in the Company’s results.

Aarding

On February 28, 2013, the Company acquired Aarding. Aarding is a global provider of natural gas turbine exhaust systems and silencer applications and is now part of our Engineered Equipment Technology and Parts Group. The purchase price included cash of $24.4 million and 763,673 shares of restricted common stock. The preliminary fair value of the common stock issued was determined to be $6.8 million which reflects the closing price of the Company’s common stock on the closing date and a discount related to the sale and transfer restrictions on the shares. The cash paid was funded by the Company’s cash reserves. Of the total consideration paid, €4.0 million ($4.4 million as of December 31, 2015) is contingent upon the future employment by the sellers and, therefore, has been classified as prepaid compensation by the Company. As of December 31, 2015 and 2014, the current portion of the prepaid compensation of $0.9 million and $1.0 million, respectively, is in “Prepaid expenses and other current assets,” while the non-current portion of $1.0 million and $2.1 million, respectively, is in “Deferred charges and other assets” on the Consolidated Balance Sheets. For the twelve months ended December 31, 2015 and 2014, $0.9 million and $1.1 million, respectively, of compensation expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Operations. Additionally, the former owners of Aarding are entitled to earn-out payments of up to €5.5 million ($6.0 million as of December 31, 2015) upon the attainment of specified financial targets through December 31, 2017. Such earn out payments are contingent upon the continued employment of the sellers. Accordingly, no value for the potential earnout consideration has been allocated to the purchase price of Aarding as any such payments is reported as compensation expense by the Company. For the twelve months ended December 31, 2015 and 2014, $1.2 million and $1.5 million, respectively, of earn-out expense has been recorded in “Amortization and earn out expenses” on the Consolidated Statements of Operations. As of December 31, 2015 and 2014, an accrual of $1.0 million and $1.1 million, respectively, relating to the earn-out is included within “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

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

During 2015, 2014, and 2013, Aarding accounted for $45.3 million, $31.2 million, and $27.4 million of revenue, respectively, and $(1.1) million, $(3.2) million and $0.3 million pre-tax income (loss), respectively, included in the Company’s results.

Goodwill related to the Aarding, Met-Pro, PMFG, HEE, and Emtrol acquisitions is not deductible for tax purposes. Goodwill related to the Zhongli and SAT acquisitions is deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if PMFG acquisition had occurred as of January 1, 2014, the HEE, SAT, Emtrol, and Zhongli acquisitions had occurred as of January 1, 2013, and the Met-Pro and Aarding acquisitions had occurred as of January 1, 2012:

	Year Ended December 31,
(Table only in thousands)	2015	2014	2013
Net sales	$460,726	$493,246	$337,767
Net (loss) income	$(29,568)	$(22,990)	$2,050
Earnings per share:
Basic	$(0.87)	$(0.68)	$0.09
Diluted	$(0.87)	$(0.68)	$0.08

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate intercompany transactions between the Company and Aarding, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $17.7 million, $1.3 million, and $13.9 million, and certain nonrecurring expenses, such as goodwill impairment, of $3.7 million, $26.6 million, and $3.5 million, for the years ended 2015, 2014, and 2013, respectively. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Goodwill recognized on all of the above acquisitions represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies.

Acquisition and integration expenses on the Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

17.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Operations. The accounting policies of the segments are the same as those in the consolidated financial statements. Except for the information reported on a segment basis, the Company does not accumulate net sales information by product or service and therefore, the Company does not disclose net sales by product or service because to do so would be impractical. The Company’s reportable segments are however organized as groups of similar products and services, defined as follows:

Environmental Segment

Our Environmental segment, formerly known as the Air Pollution Control segment, provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries. During 2015, the Company concluded that changing the name of this segment was appropriate to more accurately describe the long-term goals of the Company in conjunction with the products and services offered within the segment.

Energy Segment

Our Energy segment provides customized solutions for the power and petrochemical industry. This includes gas turbine exhaust systems, dampers and diverters, gas and liquid separation and filtration equipment, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, acoustical components and silencers, secondary separators (nuclear plant reactor vessels) and expansion joints, the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for coal-fired and natural gas power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

Fluid Handling and Filtration Segment

Our Fluid Handling and Filtration segment provides the design and manufacture of high quality pump, filtration and fume exhaust solutions. This includes centrifugal pumps for corrosive, abrasive and high temperature liquids, filter products for air and liquid filtration, precious metal recovery systems, carbonate precipitators, and technologically advanced air movement and exhaust systems. These products are applicable to a wide variety of industries, particularly the aquarium/aquaculture, plating and metal finishing, food and beverage, chemical/petrochemical, wastewater treatment, desalination and pharmaceutical markets.

	2015	2014	2013
Net Sales (less intra-, inter-segment sales)
(Table only in thousands)
Environmental Segment	$158,371	$127,707	$101,150
Energy Segment	142,150	70,285	69,355
Fluid Handling and Filtration Segment	67,610	65,638	25,199
Corporate and Other (1)	(709)	(413)	1,613
Net sales	$367,422	$263,217	$197,317

(1)	Includes adjustment for revenue on intercompany jobs.

	2015	2014	2013
Income (Loss) from Operations
(Table only in thousands)
Environmental Segment	$17,021	$16,803	$15,422
Energy Segment	3,488	7,799	9,336
Fluid Handling and Filtration Segment	11,741	13,188	1,443
Corporate and Other (2)	(26,592)	(14,297)	(17,756)
Eliminations	(709)	(1,830)	(1,473)
Income from operations	$4,949	$21,663	$6,972

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	December 31,
	2015	2014	2013
Property and Equipment Additions
(Table only in thousands)
Environmental Segment	$166	$486	$266
Energy Segment	429	136	476
Fluid Handling and Filtration Segment	150	486	628
Corporate and Other	18	43	7
Property and equipment additions	$763	$1,151	$1,377

	2015	2014	2013
Depreciation and Amortization
(Table only in thousands)
Environmental Segment	$4,443	$2,263	$1,264
Energy Segment	5,293	2,329	2,174
Fluid Handling and Filtration Segment	6,331	6,545	3,048
Corporate and Other	453	131	161
Depreciation and amortization	$16,520	$11,268	$6,647

	December 31,
	2015	2014
Identifiable Assets
(Table only in thousands)
Environmental Segment	$135,171	$135,392
Energy Segment	283,002	92,845
Fluid Handling and Filtration Segment	161,394	168,605
Corporate and Other (3)	19,252	15,265
Identifiable assets	$598,819	$412,107

(3)	Corporate assets primarily consist of cash and income tax related assets.

	December 31,
	2015	2014
(Table only in thousands)
Environmental Segment	$55,031	$55,031
Energy Segment	72,075	17,773
Fluid Handling and Filtration Segment	93,057	93,057
Goodwill	$220,163	$165,861

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2015
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Environmental Segment	$167,247	$(6,744)	$—	$(1,937)	$(195)	$—	$158,371
Energy Segment	147,661	(4,876)	(635)	—	—	—	142,150
Fluid Handling and Filtration Segment	70,084	(2,277)	(197)	—	—	—	67,610
Corporate and Other (4)	—	—	—	—	—	(709)	(709)
Net Sales	$384,992	$(13,897)	$(832)	$(1,937)	$(195)	$(709)	$367,422

	Year Ended December 31, 2014
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Environmental Segment	$136,544	$(7,089)	$—	$(1,403)	$(345)	$—	$127,707
Energy Segment	76,302	(5,964)	(53)	—	—	—	70,285
Fluid Handling and Filtration Segment	67,558	(1,845)	(75)	—	—	—	65,638
Corporate and Other (4)	—	—	—	—	—	(413)	(413)
Net Sales	$280,404	$(14,898)	$(128)	$(1,403)	$(345)	$(413)	$263,217

	Year Ended December 31, 2013
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Environmental Segment	$108,939	$(6,552)	$—	$(831)	$(406)	$—	$101,150
Energy Segment	71,455	(1,921)	(179)	—	—	—	69,355
Fluid Handling and Filtration Segment	26,181	(721)	(261)	—	—	—	25,199
Corporate and Other (4)	1,478	—	—	—	—	135	1,613
Net Sales	$208,053	$(9,194)	$(440)	$(831)	$(406)	$135	$197,317

(4)	Includes adjustment for revenue on intercompany jobs.

18.	Quarterly Data (Unaudited)

Earnings per share amounts are computed independently each quarter. Accordingly, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
(Table only in thousands)	First	Second	Third	Fourth
Year ended December 31, 2015
Net sales	$80,985	$86,961	$98,230	$101,246	(1)
Gross profit	20,975	26,628	30,795	30,773	(1)
Net income (loss)	198	2,104	(4,825)	(3,211)
Net income (loss) attributable to CECO Environmental Corp.	198	2,104	(4,825)	(3,079)
Basic earnings per share	$0.01	$0.08	$(0.17)	$(0.09)
Diluted earnings per share	$0.01	$0.08	$(0.17)	$(0.09)

Year ended December 31, 2014
Net sales	$57,170	$66,641	$63,300	$76,106
Gross profit	19,729	21,449	21,058	22,587
Net income	3,021	4,493	3,703	1,860
Basic earnings per share	$0.12	$0.18	$0.14	$0.07
Diluted earnings per share	$0.12	$0.17	$0.14	$0.07

(1)

In making final closing adjustments for the year ended December 31, 2015, the Company became aware of additional information affecting the determination of year-to-date revenue recognition for certain business units, which resulted in the Company recording, for the three month period ended December 31, 2015, a decrease in net sales of $5.2 million, and a decrease in cost of goods sold of $5.0 million.