Form 10-Q
period 2016-03-31
CECO ENVIRONMENTAL CORP
filed 2016-05-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,093,856 shares of common stock, par value $0.01 per share, as of May 2, 2016.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2016

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,390	$34,194
Restricted cash	5,430	5,319
Accounts receivable, net	84,828	97,778
Costs and estimated earnings in excess of billings on uncompleted contracts	44,156	43,175
Inventories, net	30,564	32,509
Prepaid expenses and other current assets	11,999	9,058
Prepaid income taxes	3,974	4,724
Assets held for sale	1,718	1,699
Total current assets	216,059	228,456
Property, plant and equipment, net	43,404	44,981
Goodwill	221,717	220,163
Intangible assets-finite life, net	71,316	74,957
Intangible assets-indefinite life	26,458	26,337
Deferred charges and other assets	2,944	3,925
	$581,898	$598,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$17,714	$19,494
Accounts payable and accrued expenses	95,207	99,097
Billings in excess of costs and estimated earnings on uncompleted contracts	28,035	28,000
Income taxes payable	1,693	1,582
Total current liabilities	142,649	148,173
Other liabilities	22,126	30,072
Debt, less current portion	152,916	157,834
Deferred income tax liability, net	17,638	17,719
Total liabilities	335,329	353,798
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,073,856 and 34,055,749 shares issued 2016 and 2015, respectively	341	340
Capital in excess of par value	243,963	243,274
Accumulated earnings	6,329	5,472
Accumulated other comprehensive loss	(9,531)	(9,577)
	241,102	239,509
Less treasury stock, at cost, 137,920 shares in 2016 and 2015	(356)	(356)
Total CECO shareholders’ equity	240,746	239,153
Noncontrolling interest	5,823	5,868
Total shareholders’ equity	246,569	245,021
	$581,898	$598,819

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2016	2015
Net sales	$103,175	$80,985
Cost of sales	71,589	60,010
Gross profit	31,586	20,975
Selling and administrative expenses	20,945	13,661
Acquisition and integration expenses	37	331
Amortization and earn-out expenses	4,797	4,004
Income from operations	5,807	2,979
Other income (expense), net	780	(1,736)
Interest expense	(2,102)	(960)
Income before income taxes	4,485	283
Income tax expense	1,430	85
Net income	$3,055	$198
Less net loss attributable to noncontrolling interest	$(45)	$—
Net income attributable to CECO Environmental Corp.	$3,100	$198
Earnings per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average number of common shares outstanding:
Basic	33,928,052	26,271,316
Diluted	34,116,534	26,660,595

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2016	2015
Net income	$3,055	$198
Other comprehensive income (loss), net of tax:
Interest rate swap	(275)	—
Foreign currency translation	321	(885)
Comprehensive income (loss)	3,101	(687)
Net loss attributable to noncontrolling interest	(45)	—
Comprehensive income (loss) attributable to CECO Environmental Corp.	$3,056	$(687)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$3,055	$198
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,195	3,452
Unrealized foreign currency (gain) loss	(908)	2,700
Fair value adjustments to earnout liabilities	347	832
Loss on sale of property and equipment	3	—
Non-cash interest expense	270	161
Share-based compensation expense	575	463
Bad debt expense	117	45
Inventory reserve expense	236	129
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,996	(844)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,084)	(7,614)
Inventories	1,826	(531)
Prepaid expense and other current assets	(2,025)	234
Deferred charges and other assets	1,081	443
Accounts payable and accrued expenses	(11,996)	4,312
Billings in excess of costs and estimated earnings on uncompleted contracts	(47)	432
Income taxes payable	30	(140)
Other liabilities	(283)	(2,762)
Net cash provided by operating activities	9,388	1,510
Cash flows from investing activities:
Acquisitions of property and equipment	(212)	(119)
Proceeds from sale of property and equipment	282	100
Net provided by (used in) investing activities	70	(19)
Cash flows from financing activities:
Increase in restricted cash	(111)	—
Net (repayments) borrowings on revolving credit lines	(3,934)	2,589
Repayments of debt	(3,215)	(2,234)
Earnout payments	(1,100)	(550)
Proceeds from employee stock purchase plan and exercise of stock options	115	71
Dividends paid to common shareholders	(2,243)	(1,739)
Net cash used in financing activities	(10,488)	(1,863)
Effect of exchange rate changes on cash and cash equivalents	226	—
Net decrease in cash and cash equivalents	(804)	(372)
Cash and cash equivalents at beginning of period	34,194	19,362
Cash and cash equivalents at end of period	$33,390	$18,990
Cash paid (refunded) during the period for:
Interest	$1,816	$792
Income taxes	$861	$(1,561)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

On September 3, 2015, the Company completed the acquisition of PMFG, Inc. (“PMFG”). The results of its operations have been consolidated with our results following the acquisition date. For a more complete discussion of the transaction, refer to Note 15.

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

2.	New Financial Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, ASU 2016-09 elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

ASU 2016-09 provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory within the scope of the ASU (e.g., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory. However, those amendments are not intended to result in any changes to current practice. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.

Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

3.	Accounts Receivable

(Table only in thousands)	March 31, 2016	December 31, 2015
Trade receivables	$12,120	$12,800
Contract receivables	73,898	86,129
Allowance for doubtful accounts	(1,190)	(1,151)
	$84,828	$97,778

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $1.7 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The provision for doubtful accounts was $0.1 million and $45,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

Revenues from contracts are primarily recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared with estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. For contracts where the duration is short, total contract revenue is insignificant, or reasonably dependable estimates cannot be made, revenues are recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product.

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve months.

(Table only in thousands)	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$178,217	$178,356
Estimated earnings	62,064	64,957
	240,281	243,313
Less billings to date	(224,160)	(228,138)
	$16,121	$15,175
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,156	$43,175
Billings in excess of costs and estimated earnings on uncompleted contracts	28,035	28,000
	$16,121	$15,175

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at March 31, 2016 or December 31, 2015.

5.	Inventories

(Table only in thousands)	March 31, 2016	December 31, 2015
Raw materials	$21,381	$24,339
Work in process	7,664	6,443
Finished goods	2,720	2,717
Obsolescence allowance	(1,201)	(990)
	$30,564	$32,509

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.1 million for the three-month periods ended March 31, 2016 and 2015, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Three months ended March 31, 2016		Year ended December 31, 2015
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$220,163	$26,337	$165,861	$19,766
Acquisitions and related adjustments	1,130	—	55,655	10,280
Impairment	—	—	—	(3,340)
Foreign currency translation	424	121	(1,353)	(369)
	$221,717	$26,458	$220,163	$26,337

(Table only in thousands)	As of March 31, 2016		As of December 31, 2015
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,439	$1,439	$1,456	$1,456
Employment agreements	733	733	733	677
Technology	15,867	4,628	15,867	4,027
Customer lists	77,497	19,906	77,497	17,756
Noncompetition agreements	1,118	311	1,118	257
Tradename	1,390	197	1,390	162
Backlog	4,270	2,491	4,270	1,423
Foreign currency adjustments	(1,818)	(525)	(2,309)	(693)
	$100,496	$29,180	$100,022	$25,065

Activity for the three months ended March 31, 2016 and 2015 is as follows:

(Table only in thousands)	2016	2015
Intangible assets – finite life, net at beginning of period	$74,957	$58,398
Amortization expense	(3,935)	(2,622)
Acquisitions/purchase accounting adjustments	—	—
Foreign currency adjustments	294	(943)
Intangible assets – finite life, net at end of period	$71,316	$54,833

Amortization expense of finite life intangible assets was $3.9 million and $2.6 million for the three-month periods ended March 31, 2016 and 2015, respectively.  Amortization over the next five years for finite life intangibles is expected to be $10.1 million for the remainder of 2016, $11.6 million in 2017, $10.0 million in 2018, $8.9 million in 2019, and $7.1 million in 2020.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets as of October 1. For 2015, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed for all reporting units, except for the recently acquired PMFG reporting unit, as there were no events or changes in operations since the acquisition date that would indicate possible impairment.

Under the first step, the Company bases its measurement of the fair value of a reporting unit using a weighting of the income method and the market method on a 50/50 basis.  In prior years, the Company used the income method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the step 1 analysis, the resultant estimated fair value of the reporting units exceeded their carrying value as of October 1, 2015 and no goodwill impairment charges were recorded.

For one of the reporting units tested under the step 1 analysis in 2015, which carried goodwill of $77.9 million, the excess of fair value over their carrying value was only 8%. This reporting unit was acquired in the second half of fiscal 2013, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. Furthermore, there were no fundamental changes in the business or market that would indicate a significant decline in the fair value since the acquisition date. Management’s projections used to estimate the undiscounted cash flows included increasing sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2016 operating plan, can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to a step 2 test and potentially a material non-cash impairment charge could result. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit. We determined that with other assumptions held constant under our weighted income and market method for measuring fair value, a decrease in projected revenue growth rates of approximately 110 basis points or a decrease in projected EBITDA rates of approximately 390 basis points would result in fair value of the reporting unit being equal to its carrying value, which would require us to perform a step 2 test for this reporting unit.

During 2015, the Company also performed a step 1 analysis for all reporting units with indefinite life intangible assets. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2016 operating plan, can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.  Under this approach, the resultant estimated fair value of the indefinite life intangible assets exceeded their carrying value for all but three reporting units as of October 1, 2015.  For three of the reporting units, which carried combined indefinite life intangible assets of $10.0 million, our fair value measurement resulted in the aggregate fair value being 33.4% lower than the aggregate carrying value.  Accordingly, we recorded an impairment charge of $3.3 million during the three-month period ended December 31, 2015.   These three reporting units were acquired in the second half of fiscal 2013. Management’s projections used to estimate the fair values at the date of acquisition primarily included increasing sales volumes; however, the units have experienced lower sales than originally projected.

The Company did not identify any triggering events during the three-month period ended March 31, 2016 that would require an interim impairment assessment of goodwill or indefinite life intangible assets. There was no impairment of goodwill or indefinite life intangible assets during the three-month period ended March 31, 2016.

7.	Accounts Payable and Accrued Expenses

	March 31, 2016	December 31, 2015
Trade accounts payable, including due to subcontractors	$55,899	$62,199
Compensation and related benefits	4,342	7,899
Accrued interest	67	185
Current portion of earn-out liability	22,565	14,757
Accrued warranty	2,965	3,080
Other accrued expenses	9,369	10,977
	$95,207	$99,097

8.	Senior debt

Debt consisted of the following at March 31, 2016 and December 31, 2015:

(Table only in thousands)	March 31, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through

   September 2018, and $5.3 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$163,625	$166,813
- U.S. Dollar revolving loans	6,000	8,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(3,959)	(4,229)
Total outstanding borrowings under Credit Facility	165,666	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,400	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,564	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	170,630	177,328
Less: current portion	17,714	19,494
Total debt, less current portion	$152,916	$157,834

Scheduled principal payments under our debt facilities are $14.5 million for the remainder of 2016, $13.8 million in 2017, $18.1 million in 2018, $21.3 million in 2019 and $106.9 million in 2020.

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

On November 18, 2014, the Company amended the Credit Agreement. Pursuant to the amendment (i) certain lenders provided an additional term loan under the Credit Agreement in an aggregate principal amount of $35.0 million and certain lenders increased their revolving credit commitments in an aggregate principal amount of up to $15.0 million, and (ii) the Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA to include certain pro forma adjustments related to certain acquisitions and other transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) permit additional investments in foreign subsidiaries and additional indebtedness by foreign subsidiaries. The proceeds from the additional term loan were used primarily to finance the acquisition of Emtrol LLC and related expenses. Additionally, the Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $50.0 million.

On September 3, 2015, concurrent with the closing of the PMFG acquisition, the Company further amended the Credit Agreement. Pursuant to the amendment, the Lenders provided a term loan under the Credit Agreement in an aggregate principal amount of $170.0 million and the Lenders decreased their senior secured U.S. dollar revolving credit commitments to the aggregate principal amount of $60.5 million. All other provisions of the agreement remained substantially unchanged. The proceeds from the increased term loan were used primarily to (i) finance the cash portion of the PMFG purchase price, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of PMFG and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the amendment to the Credit Agreement and the PMFG acquisition.

As of March 31, 2016 and December 31, 2015, $12.9 million and $15.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $61.1 million and $56.6 million at March 31, 2016 and December 31, 2015, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 3.44% and 3.42% at March 31, 2016 and December 31, 2015, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap was a liability totaling $1.1 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively, which is recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Consolidated Statements of Income for the three-month period ended March 31, 2016. From the date of designation, all changes to the fair value of the interest rate swap have been recorded in other comprehensive income (loss) as the hedge is deemed effective.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio is set to decrease to 3.50 by June 30, 2016, and then decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end of the term of the Credit Agreement. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

The Company has paid $6.0 million of customary closing fees, arrangement fees, administration fees, letter of credit fees and commitment fees for the Credit Agreement and amendments thereto. As of March 31, 2016 and December 31, 2015, unamortized deferred financing costs of $4.0 million and $4.2 million, respectively, are included as a discount to debt in the accompanying Condensed Consolidated Balance Sheets. Amortization expense was $0.2 million and $0.1 million for the three-month periods ended March 31, 2016 and 2015, respectively, and is classified as interest expense.

Foreign Debt

The Company has a €13.0 million ($14.8 million) facilities agreement, originally dated August 17, 2012 (as amended from time to time), made between our Netherland’s subsidiaries ATA Beheer B.V. and Aarding Thermal Acoustics B.V., as borrowers, and ING Bank N.V., as the lender (“Aarding Facility”). The facilities agreement includes a €7.0million ($8.0 million) bank guarantee facility and a €6.0 million ($6.8 million) overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of March 31, 2016) and the overdraft interest rate is three months Euribor plus 250 basis points (2.50% as of March 31, 2016). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0. As of March 31, 2016 and December 31, 2015, the borrowers were in compliance with all related financial and other restrictive covenants. As of March 31, 2016, €1.7 million ($1.9 million) of the bank guarantee and €3.1 million ($3.5 million) of the overdraft facility are being used by the borrowers. As of December 31, 2015, €6.1 million ($6.9 million) of the bank guarantee and €4.9 million ($5.6 million) of the overdraft facility was being used by the borrowers. There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a ¥9.0 million ($1.4 million) short-term loan with Bank of America (“China Facility”) at an interest rate of 4.79%, which matures in June 2016.

A subsidiary of the Company located in the U.K. has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of £6.0 million ($8.6 million) at March 31, 2016. This facility was secured by substantially all of the assets of the Company’s U.K. subsidiary, a protective letter of credit issued by the Company to HSBC Bank and a cash deposit of £2.0 million ($2.9 million) at March 31, 2016. At March 31, 2016, there was £4.7 million ($6.8 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Germany has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of €1.1 million ($1.3 million) at March 31, 2016. This facility is secured by substantially all of the assets of the Company’s German subsidiary and by a cash deposit of €0.7 million ($0.8 million) at March 31, 2016. At March 31, 2016, there was €1.1 million ($1.3 million) of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Singapore had bank guarantees of $1.6 million at March 31, 2016. At March 31, 2016, these guarantees are secured with a cash deposit of $0.5 million, and a protective letter of credit issued by the Company to Citibank.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 are below.

	For the three-month period ended March 31, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and income per share	$3,100	33,928	$0.09
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	189	—
Diluted earnings and earnings per share	$3,100	34,117	$0.09

	For the three-month period ended March 31, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$198	26,271	$0.01
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options and employee stock purchase plan	—	390	—
Diluted earnings and earnings per share	$198	26,661	$0.01

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended March 31, 2016 and 2015, 1.7 million and 0.2 million, respectively, outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On March 9, 2016, the Company declared and, on March 30, 2016, paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.6 million and $0.5 million during the three-month periods ended March 31, 2016 and 2015, respectively.

The Company granted approximately 100,000 options during each of the three-month periods ended March 31, 2016 and 2015. The weighted-average fair value of stock options granted during the three months ended March 31, 2016 and 2015 was estimated at $2.07 and $7.15 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three months ended March 31, 2016 and 2015, the Company utilized a weighted-average volatility factor of 39% and 54%, respectively.

Expected Term: For the three months ended March 31, 2016 and 2015, the Company utilized a weighted-average expected term factor of 6.5 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three months ended March 31, 2016 and 2015, the Company utilized a weighted-average risk-free interest rate factor of 2.1% and 2.0%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.6% and 1.6% to value options granted during the three months ended March 31, 2016 and 2015, respectively.

The Company granted approximately 15,000 options during the three-month periods ended March 31, 2016. The weighted-average fair value of restricted stock units granted during the three months ended March 31, 2016 was estimated at $6.65 per unit using the value of stock in the open market on the date of grant. There were no restricted stock units granted during the three months ended March 31, 2015.

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

The Company received $2,000 in cash from employees and directors exercising options during the three months ended March 31, 2015. The intrinsic value of options exercised during the three months ended March 31, 2015 was $15,000. There were no options exercised during the three months ended March 31, 2016.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended March 31,
	2016	2015
Pension plan:
Service cost	$112	$58
Interest cost	356	354
Expected return on plan assets	(457)	(502)
Amortization of net actuarial loss	53	65
Net periodic benefit cost (gain)	$64	$(25)
Health care plan:
Interest cost	$1	$1
Amortization of loss	3	2
Net periodic benefit cost	$4	$3

We made contributions to our defined benefit plans during the three months ended March 31, 2016 and 2015 totaling $29,000 and $0.3 million, respectively. We do not anticipate any further contributions to fund the pension plans and anticipate $25,000 of contributions for the retiree health care plan during the remainder of 2016. The unfunded liability of the plans of $11.0 million as of March 31, 2016 and December 31, 2015 is included in Other Liabilities on our Condensed Consolidated Balance Sheets.

12.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2016 and December 31, 2015, the liability for uncertain tax positions totaled approximately $1.0 million, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2016 and December 31, 2015, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $165.5 million and $174.8 million at March 31, 2016 and December 31, 2015, respectively.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. See note 8 for further information regarding the interest rate swap.

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $33.4 million and $34.2 million, respectively, of which $17.5 million and $18.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.  Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation would result in the accrual and payment of additional U.S. income tax.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2016 for cases involving asbestos-related claims were $0.9 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 238 cases pending against the Company as of March 31, 2016 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 221 cases that were pending as of December 31, 2015. During the three months ended March 31, 2016, 21 new cases were filed against the Company, and the Company was dismissed from four cases and did not settle any cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During the third quarter of 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during the third quarter of 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid. The Company is vigorously disputing this claim, including the pursuit of counterclaims against the insurer, and obtained a preliminary ruling that its insurer was obligated to provide the Company a defense for the Valero litigation.

PMFG shareholder lawsuits

Since the public announcement of the proposed merger on May 4, 2015, CECO, Merger Sub I, Merger Sub II, PMFG and the members of the PMFG board of directors have been named as defendants in three lawsuits related to the acquisition, which were filed by alleged stockholders of PMFG on May 17, 2015, June 29, 2015 and July 17, 2015. The first filed lawsuit, which is a derivative action that also purports to assert class claims, was filed in the District Court of Dallas County, Texas (the “Texas Lawsuit”). The second and third filed lawsuits, which are class actions, were filed in the Court of Chancery of the State of Delaware and have now been consolidated into a single action (the “Delaware Lawsuit,” and collectively with the Texas Lawsuit, the “Lawsuits”). In the Lawsuits, the plaintiffs generally allege that the merger failed to properly value PMFG, that the individual defendants breached their fiduciary duties in approving the related merger agreement, and that those breaches were aided and abetted by CECO, Merger Sub I and Merger Sub II.

In the Lawsuits, the plaintiffs allege, among other things, (a) that the PMFG board of directors breached its fiduciary duties by agreeing to the merger for inadequate consideration and pursuant to a tainted process by (1) agreeing to lock up the merger with deal protection devices that, notwithstanding the ability of PMFG to solicit actively alternative transactions, prevent other bidders from making a successful competing offer for PMFG, (2) participating in a transaction where the loyalties of the PMFG board of directors and management are divided, and (3) relying on financial and legal advisors who plaintiffs allege were conflicted; (b) that those breaches of fiduciary duties were aided and abetted by CECO, Merger Sub I, Merger Sub II and PMFG, and (c) that the disclosure provided in the registration statement filed by CECO on June 9, 2015 was inadequate in a number of respects.

In the Lawsuits, the plaintiffs sought, among other things, (a) to enjoin the defendants from completing the merger on the agreed-upon terms, (b) rescission, to the extent already implemented, of the merger agreement or any of the terms therein, and (c) costs and disbursements and attorneys’ and experts’ fees, as well as other equitable relief as the courts deem proper.

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

On August 24, 2015, PMFG made a filing with the SEC on Form 8-K satisfying its obligations under the memorandum of understanding to make additional disclosures to supplement the joint proxy statement/prospectus relating to the merger, dated as of July 31, 2015.

On February 22, 2016, the Delaware Court asked the parties to submit a status report regarding the Delaware Lawsuit no later than March 14, 2016.

On March 2, 2016, the Texas Lawsuit plaintiffs filed a notice of nonsuit without prejudice.

On April 14, 2016, the parties submitted the stipulation of settlement and release.  The Court has not yet scheduled a hearing on that motion.

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

15.	Acquisitions

PMFG

On September 3, 2015, the Company completed its acquisition of 100% of PMFG’s outstanding common stock for a purchase price of $136.7 million. PMFG’s shareholders had the option to elect to exchange each share of PMFG common stock for either (i) $6.85 in cash, without interest, or (ii) shares of the Company’s common stock valued at $6.85, based on the volume weighted average trading price of the Company’s common stock for the 15-trading day period ending on September 2, 2015, the last trading day before the closing of the acquisition, subject to a collar so that there was a maximum exchange ratio of 0.6456 shares of the Company’s common stock for each share of PMFG common stock and a minimum exchange ratio of 0.5282 shares of the Company’s common stock for each share of PMFG common stock, subject to certain exceptions and with overall elections subject to proration.

Approximately 44.5% of the shares of PMFG common stock converted into the right to receive the $6.85 cash consideration, for an approximate total of $64.6 million. The Company’s common stock trading price for the 15-trading day period was $9.6655. As a result, each of the remaining shares of PMFG common stock converted into the right to receive 0.6456 shares of Company common stock, or an approximate total of 7,602,166 shares of Company common stock in aggregate.

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

(Table only in thousands)
Current assets (including cash of $27,100)	$93,024
Property and equipment	29,982
Other assets	953
Assets held for sale (a)	950
Deferred income tax asset	—
Goodwill	56,785
Intangible – finite life	29,940
Intangible – indefinite life	10,280
Total assets acquired	221,914
Current liabilities assumed	(73,328)
Deferred income tax liability	(1,899)
Long term liabilities assumed	(3,961)
Noncontrolling interest	(6,000)
Net assets acquired	$136,726

(a)

The assets held for sale consist primarily of real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to held for sale. The Company expects to complete the sale of the subject assets within the next twelve months.

For the three months ended March 31, 2016, PMFG accounted for $24.9 million of revenue and $3.2 million of pre-tax income included in the Company’s results.

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

The following unaudited pro forma information represents the Company’s results of operations as if the PMFG acquisition had occurred as of January 1, 2014:

Three Months Ended March 31,
(Table only in thousands, except per share data)	2015
Net sales	$115,751
Net loss	(2,760)
Earnings per share:
Basic	$(0.08)
Diluted	$(0.08)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $0.3 million for the three months ended March 31, 2015. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management. The operating results of the segments are reviewed through to the “Income from operations” line on the Condensed Consolidated Statements of Income.

The financial segment information is presented in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$39,122	$41,716
Energy Segment	47,932	24,349
Fluid Handling and Filtration Segment	16,595	15,194
Corporate and Other(1)	(474)	(274)
Net sales	$103,175	$80,985

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Income from Operations
Environmental Segment	$4,746	$4,018
Energy Segment	5,196	420
Fluid Handling and Filtration Segment	3,198	2,956
Corporate and Other(2)	(6,920)	(3,817)
Eliminations	(413)	(598)
Income from operations	$5,807	$2,979

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Property and Equipment Additions
Environmental Segment	$113	$64
Energy Segment	86	40
Fluid Handling and Filtration Segment	9	5
Corporate and Other	4	10
Property and equipment additions	$212	$119

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Depreciation and Amortization
Environmental Segment	$967	$1,153
Energy Segment	2,802	671
Fluid Handling and Filtration Segment	1,394	1,596
Corporate and Other	32	32
Depreciation and Amortization	$5,195	$3,452

(dollars in thousands)	March 31, 2016	December 31, 2015
Identifiable Assets
Environmental Segment	$126,110	$135,171
Energy Segment	278,360	283,002
Fluid Handling and Filtration Segment	160,286	161,394
Corporate and Other(3)	17,142	19,252
Identifiable Assets	$581,898	$598,819

(3)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	March 31, 2016	December 31, 2015
Goodwill
Environmental Segment	$55,031	$55,031
Energy Segment	73,629	72,075
Fluid Handling and Filtration Segment	93,057	93,057
Goodwill	$221,717	$220,163

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended March 31, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$42,053	$(1,754)	$—	$(1,040)	$(137)	$—	$39,122
Energy Segment	48,581	(491)	(158)	—	—	—	47,932
Fluid Handling and Filtration Segment	17,012	(403)	(14)	—	—	—	16,595
Corporate and Other(4)	—	—	—	—	—	(474)	(474)
Net Sales	$107,646	$(2,648)	$(172)	$(1,040)	$(137)	$(474)	$103,175

	Three Months Ended March 31, 2015
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$43,557	$(1,807)	$—	$(34)	$—	$—	$41,716
Energy Segment	25,081	(695)	(37)	—	—	—	24,349
Fluid Handling and Filtration Segment	15,734	(452)	(88)	—	—	—	15,194
Corporate and Other(4)	—	—	—	—	—	(274)	(274)
Net Sales	$84,372	$(2,954)	$(125)	$(34)	$—	$(274)	$80,985

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015 reflect the consolidated operations of the Company and its subsidiaries.

We are a diversified global provider of leading engineered technologies to the environmental, energy, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model. We provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, separation and filtration systems, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, scrubbers, dampers and silencers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. These products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. We believe that globally we serve the broadest range of markets and industries, including power, municipalities, chemical, industrial manufacturing, mid-stream pipeline natural gas transmission, refining, petrochemical, metals, minerals & mining companies, as well as hospitals and universities.

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

Our three reportable segments are: the Environmental segment, which produces various types of product recovery and air pollution control technologies; the Energy segment, which produces customized solutions for the power and petrochemical industry; and the Fluid Handling and Filtration segment, which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage operational efficiencies.

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

Our cost of sales is principally driven by a number of factors, including material prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins.

We break down costs of sales into five categories. They are:

•	Labor—Our direct labor both in the shop and in the field;
•	Material—Raw material that we buy to build our products;
•	Equipment—Fans, motors, control panels and other equipment necessary for turnkey systems;
•	Subcontracts—Electrical work, concrete work and other subcontracts necessary to produce our products; and
•	Factory overhead—Costs of facilities and supervision wages necessary to produce our products.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of recent acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. See Note 15 to the unaudited condensed consolidated financial statements for further information on acquisitions.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net sales	$103.2	$81.0
Cost of sales	71.6	60.0
Gross profit	$31.6	$21.0
Percent of sales	30.6%	25.9%
Selling and administrative expenses	$21.0	$13.7
Percent of sales	20.3%	16.9%
Acquisition and integration expenses	$—	$0.3
Percent of sales	—	0.4%
Amortization and earn-out expenses	$4.8	$4.0
Percent of sales	4.7%	4.9%
Operating income	$5.8	$3.0
Operating margin	5.6%	3.7%

To compare operating performance between the three-month periods ended March 31, 2016 and 2015, the Company has adjusted GAAP operating income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, and (3) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Operating income as reported in accordance with GAAP	$5.8	$3.0
Operating margin in accordance with GAAP	5.6%	3.7%
Inventory valuation adjustment	0.1	—
Plant, property and equipment valuation adjustment	0.2	0.2
Acquisition and integration expenses	—	0.3
Amortization and earn-out expenses	4.8	4.0
Non-GAAP operating income	$10.9	$7.5
Non-GAAP operating margin	10.6%	9.3%

Consolidated sales for the first quarter of 2016 increased $22.2 million, or 27.4%, to $103.2 million compared with $81.0 million in the first quarter of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $24.9 in sales for the first quarter of 2016.

Gross profit increased $10.6 million, or 50.5%, to $31.6 million in the first quarter of 2016 compared with $21.0 million in the same period of 2015. The increase is primarily attributable to PMFG which contributed $9.4 million for the first quarter of 2016. Gross profit as a percentage of sales was 30.6% in the first quarter 2016 compared with 25.9% in the first quarter of 2015. The higher gross profit margin in the first quarter of 2016 was primarily due to higher than average margins earned by PMFG.

Orders booked were $120.1 million during the first quarter of 2016 as compared with $93.9 million during the first quarter of 2015. The increase in the 2016 period was primarily due to the PMFG acquisition, which represented $30.7 million of total bookings in the first quarter of 2016.

Selling and administrative expenses increased $7.3 million to $21.0 million for the first quarter of 2016 compared with $13.7 million for the first quarter of 2015. The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition. Additionally, selling and administrative expenses increased as a percentage of sales from 16.9% in the first quarter of 2015 compared with 20.3% in the first quarter of 2016.

Acquisition and integration expenses were zero and $0.3 million during the first quarter of 2016 and 2015, respectively.

Amortization and earn-out expense was $4.8 million for the first quarter of 2016 compared with $4.0 million for the first quarter of 2015. The increase was primarily attributable to the PMFG acquisition.

Operating income increased $2.8 million to $5.8 million in the first quarter of 2016 compared with $3.0 million during the same quarter of 2015. The increase is primarily attributable to PMFG which contributed $2.9 million for the first quarter of 2016.

Non-GAAP operating income was $10.9 million for the first quarter of 2016 compared with $7.5 million for the first quarter of 2015. The increase is primarily due to the increases from PMFG as described above. Non-GAAP operating income as a percentage of sales increased to 10.6% for the first quarter of 2016 from 9.3% for the first quarter of 2015.

Other income/expense, net was $0.8 million of income in the first quarter of 2016 compared with $1.7 million of expense in the first quarter of 2015. During the first quarter of 2016, the net $0.8 million of income was due to $0.9 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.4 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge. During the first quarter of 2015, the net $1.7 million of expense was due to $2.7 million of expense from the impact of the weakening of the Euro on an intercompany loan with a foreign subsidiary, partially offset by net foreign currency exchange gains from normal business operations of $1.0 million,

Interest expense increased to $2.1 million in the first quarter of 2016 from $1.0 million in the first quarter of 2015. The increase is due primarily to borrowings incurred in connection with the PMFG acquisition.

Income tax expense was $1.4 million for the first quarter of 2016 compared with a $0.1 million for the same quarter of 2015. The effective income tax rate for the first quarter of 2016 was 31.9% compared with 30.0% for the comparable period of 2015. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition and earn-out related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$39,122	$41,716
Energy Segment	47,932	24,349
Fluid Handling and Filtration Segment	16,595	15,194
Corporate and Other(1)	(474)	(274)
Net sales	$103,175	$80,985

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Income from Operations
Environmental Segment	$4,746	$4,018
Energy Segment	5,196	420
Fluid Handling and Filtration Segment	3,198	2,956
Corporate and Other(2)	(6,920)	(3,817)
Eliminations	(413)	(598)
Income from operations	$5,807	$2,979

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Environmental Segment

Our Environmental Segment net sales decreased $2.6 million to $39.1 million in the first quarter of 2016 compared with $41.7 million in the same period of 2015. The decrease is due primarily to slight volume decreases for our cyclone product lines.

Operating income for the Environmental Segment increased $0.7 million to $4.7 million in the first quarter of 2016 from $4.0 million in the same period of 2015. This increase was primarily due to $0.5 million of income as a result of an adjustment to the fair value of the earn-out from our SAT Technology, Inc. acquisition.

Energy Segment

Our Energy Segment net sales increased $23.6 million to $47.9 million in the first quarter of 2016 compared with $24.3 million in the first quarter of 2015. The increase is primarily attributable to PMFG, which contributed $24.9 million in sales for the first quarter of 2016.

Operating income for the Energy Segment increased $4.8 million to $5.2 in the first quarter of 2016 compared with $0.4 million in the first quarter of 2015. The increase is primarily attributable to PMFG, which contributed $2.9 million for the first quarter of 2016. Additionally, there was a general improvement in gross margin percentages within the segment quarter over quarter.

Fluid Handling and Filtration Segment

Our FHF Segment net sales increased $1.4 million to $16.6 million in the first quarter of 2016 compared with $15.2 million in the first quarter of 2015. The increase is due to sales volume growth within the segment quarter over quarter.

Operating income for FHF was $3.2 million in the first quarter of 2016 compared with $3.0 million in the first quarter of 2015. The increase is due to sales volume growth described above.

Corporate and Other Segment

Operating loss for Corporate and Other Segment was $6.9 million in the first quarter of 2016 compared with $3.8 million in the first quarter of 2015. The increase is primarily attributable to PMFG.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of March 31, 2016, was $228.1 million compared with $211.2 million as of December 31, 2015. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At March 31, 2016 and December 31, 2015, cash and cash equivalents totaled $33.4 million and $34.2 million, respectively. As of March 31, 2016 and December 31, 2015, $17.5 million and $18.0 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at March 31, 2016 and December 31, 2015:

(Table only in thousands)	March 31, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $3.2 million through September 2017, $4.3 million through

   September 2018, and $5.3 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$163,625	$166,813
- U.S. Dollar revolving loans	6,000	8,000
- Multi-currency revolving loans	—	—
- Unamortized debt discount	(3,959)	(4,229)
Total outstanding borrowings under Credit Facility	165,666	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,400	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	3,564	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	170,630	177,328
Less: current portion	17,714	19,494
Total debt, less current portion	$152,916	$157,834

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

On November 18, 2014, the Company amended the Credit Agreement. Pursuant to the amendment (i) certain lenders provided an additional term loan under the Credit Agreement in an aggregate principal amount of $35.0 million and certain lenders increased their revolving credit commitments in an aggregate principal amount of up to $15.0 million, and (ii) the Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA to include certain pro forma adjustments related to certain acquisitions and other transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) permit additional investments in foreign subsidiaries and additional indebtedness by foreign subsidiaries. The proceeds from the additional term loan were used primarily to finance the acquisition of Emtrol LLC and related expenses. Additionally, the Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $50.0 million.

On September 3, 2015, concurrent with the closing of the PMFG acquisition, the Company further amended the Credit Agreement. Pursuant to the amendment, the Lenders provided a term loan under the Credit Agreement in an aggregate principal amount of $170.0 million and the Lenders decreased their senior secured U.S. dollar revolving credit commitments to the aggregate principal amount of $60.5 million. All other provisions of the agreement remained substantially unchanged. The proceeds from the increased term loan were used primarily to (i) finance the cash portion of the PMFG purchase price, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of PMFG and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the amendment to the Credit Agreement and the PMFG acquisition.

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio is set to decrease to 3.50 by June 30, 2016, and then decrease again to 3.00 by December 31, 2017.  The consolidated leverage ratio will then remain at 3.00 until the end of the term of the Credit Agreement. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

(dollars in millions)	March 31, 2016	December 31, 2015
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	(6.0)	(8.0)
Letters of credit open	(12.9)	(15.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at March 31, 2016 and €14.0 million December 31, 2015 in U.S. Dollar equivalent)	14.8	15.3
Draw down	(3.6)	(5.3)
Letters of credit open	(1.9)	(6.6)
Total unused credit availability	$70.4	$60.0
Amount available based on borrowing limitations	$27.6	$11.9

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$9,388	$1,510
Net cash provided by (used in) investing activities	70	(19)
Net cash used in financing activities	(10,488)	(1,863)
Effect of exchange rate changes on cash and cash equivalents	226	—
Net decrease in cash	$(804)	$(372)

For the three months ended March 31, 2016, $9.4 million of cash was provided by operating activities compared with $1.5 million provided by operating activities in the prior year period. The $7.9 million increase in cash flow from operating activities was due primarily to an increase in net income of $2.9 million, as well as increases in non-cash adjustments of $1.7 million in depreciation and amortization and $3.6 million in unrealized foreign currency gains. Additionally, there were a few favorable net working capital items in the first quarter of 2016 compared with the same period in 2015. The incremental cash provided was comprised of $13.0 million in accounts receivable, $1.8 million in inventories, and $1.1 million in deferred charges and other assets. The incremental cash used was comprised of $12.0 million in accounts payable and accrued expenses, $1.1 million in costs in excess of billings, $0.3 million in other liabilities and $2.0 million in prepaid expenses and other current assets.

For the three months ended March 31, 2016, net cash provided by investing activities was $0.1 million compared with net cash used in investing activities of $19,000 in the prior year period. Cash provided investing activities was primarily the result of cash provided by the sale of property and equipment of $0.3 million, offset by cash used for the acquisitions of property and equipment totaling $0.2 million. In the prior year period, proceeds from sales of property and equipment, including assets held for sale, totaling $0.1 million, were offset by cash used for additions to property and equipment of $0.1 million.

For the three months ended March 31, 2016, net cash used in financing activities was $10.5 million due principally to net term loan repayments of $3.2 million, net payments on revolving credit facilities of $3.9 million, earnout payments of $1.1 million, and $2.2 million in dividends paid to common stockholders. For the three months ended March 31, 2015, net cash used in financing activities was $1.9 million due principally to net term loan repayments of $2.2 million, earnout payments of $0.6 million, and $1.7 million in dividends paid to common stockholders, offset by net borrowings on revolving credit facilities of $2.6 million.

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

Management believes there have been no significant changes during the three month period ended March 31, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and include, but are not limited to: our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, including PMFG, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the environmental, energy and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of March 31, 2016 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $174.6 million at March 31, 2016. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2016. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at March 31, 2016 is $0.4 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of March 31, 2016, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we identified the following material weaknesses:

(1)

The Company did not maintain internal control over financial reporting that was appropriately designed, adequately documented and operating effectively to support the accurate and timely reporting of revenue recognition. Specifically, the Company did not design and maintain effective controls to ensure:

•	revenue recognition policies are in accordance with generally accepted accounting principles;
•	estimates of percent complete are accurate;
•	all projects are supported by executed contracts, including approved change orders;
•	billings are approved;
•	there is appropriate systems access and controls over schedules; and
•	appropriate review of contracts by accounting personnel.
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

(4)	The Company did not maintain internal control over financial reporting that were appropriately designed, adequately documented and operated within its decentralized structure to:
•	determine the completeness and accuracy of reports and spreadsheets used in the execution of internal controls over financial reporting;
•	determine the appropriateness of manual journal entries;
•	maintain an effective information technology general control environment, including restricting access to certain key financial systems and records to appropriate users; and
•	maintaining the of appropriate segregation of duties in the purchasing process.

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

Management’s specific remediation to address these material weaknesses will include among other items:

(1)

Determining that revenue recognition polices are in accordance with generally accepted accounting principles, verifying that estimates of percent complete are accurate, ensuring that executed contracts, including approved change orders, are supported and independently reviewed, and that billings are approved, as well as ensuring that appropriate system access and controls over schedules are maintained.

(2)

Replacing the unit specific site controller and augmenting the staffing under such site controller with additional staff support from within our Asia regional structure. The corporate financial reporting function tasked with monitoring oversight of this specific reporting unit will augment its review procedures and conduct an on-site review of the subject reporting unit in conjunction with our third-party outsourced internal audit provider.

(3)

Hiring additional corporate personnel with an appropriate level of expertise, including, at a minimum, a functional leader of internal audit to co-source with our third-party outsourced internal audit provider as well as augment the corporate staff in our existing financial reporting function.

(4)

Hiring additional divisional level personnel, including, at a minimum, an Environmental segment controller.  Management will implement controls to test the completeness and accuracy of reports and spreadsheets used in the execution of internal control over financial reporting, implement independent review of manual journal entries, restrict access to certain key financial systems and records to appropriate users, as well as implement appropriate segregation of duties within the purchasing cycle.

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of March 31, 2016. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three months ended March 31, 2016. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We have begun to implement additional internal controls in conjunction with our remediation plan as described above. Other than these additional internal controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

Information with respect to legal proceedings can be found in Note 14 “Commitments and Contingencies – Legal Matters” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: May 10, 2016