Form 10-Q
period 2016-06-30
CECO ENVIRONMENTAL CORP
filed 2016-08-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,118,684 shares of common stock, par value $0.01 per share, as of August 4, 2016.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2016

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56,606	$34,194
Restricted cash	5,000	5,319
Accounts receivable, net	84,565	97,778
Costs and estimated earnings in excess of billings on uncompleted contracts	40,770	43,175
Inventories, net	27,129	32,509
Prepaid expenses and other current assets	15,831	9,058
Prepaid income taxes	1,342	4,724
Assets held for sale	2,413	1,699
Total current assets	233,656	228,456
Property, plant and equipment, net	40,779	44,981
Goodwill	220,675	220,163
Intangible assets-finite life, net	67,388	74,957
Intangible assets-indefinite life	26,376	26,337
Deferred charges and other assets	2,828	3,925
	$591,702	$598,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$16,553	$19,494
Accounts payable and accrued expenses	104,256	99,097
Billings in excess of costs and estimated earnings on uncompleted contracts	39,105	28,000
Income taxes payable	471	1,582
Total current liabilities	160,385	148,173
Other liabilities	32,286	30,072
Debt, less current portion	135,976	157,834
Deferred income tax liability, net	16,072	17,719
Total liabilities	344,719	353,798
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,099,859 and 34,055,749 shares issued 2016 and 2015, respectively	341	340
Capital in excess of par value	244,705	243,274
Accumulated earnings	8,136	5,472
Accumulated other comprehensive loss	(11,653)	(9,577)
	241,529	239,509
Less treasury stock, at cost, 137,920 shares in 2016 and 2015	(356)	(356)
Total CECO shareholders’ equity	241,173	239,153
Noncontrolling interest	5,810	5,868
Total shareholders’ equity	246,983	245,021
	$591,702	$598,819

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net sales	$112,258	$86,961	$215,433	$167,946
Cost of sales	78,328	60,333	149,917	120,343
Gross profit	33,930	26,628	65,516	47,603
Selling and administrative expenses	20,131	14,443	41,076	28,104
Acquisition and integration expenses	324	962	361	1,293
Amortization and earn-out expenses	4,914	6,735	9,711	10,739
Income from operations	8,561	4,488	14,368	7,467
Other income (expense), net	(399)	562	381	(1,174)
Interest expense	(1,980)	(1,174)	(4,082)	(2,134)
Income before income taxes	6,182	3,876	10,667	4,159
Income tax expense	2,145	1,772	3,575	1,857
Net income	$4,037	$2,104	$7,092	$2,302
Less net loss attributable to noncontrolling interest	$(13)	$—	$(58)	$—
Net income attributable to CECO Environmental Corp.	$4,050	$2,104	$7,150	$2,302
Earnings per share:
Basic	$0.12	$0.08	$0.21	$0.09
Diluted	$0.12	$0.08	$0.21	$0.09
Weighted average number of common shares outstanding:
Basic	33,946,117	26,283,529	33,937,128	26,277,456
Diluted	34,161,543	26,627,051	34,139,087	26,643,857

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$4,037	$2,104	$7,092	$2,302
Other comprehensive income (loss), net of tax:
Interest rate swap	(349)	—	(624)	—
Foreign currency translation	(1,773)	356	(1,452)	(529)
Comprehensive income	1,915	2,460	5,016	1,773
Net loss attributable to noncontrolling interest	(13)	—	(58)	—
Comprehensive income attributable to CECO Environmental Corp.	$1,902	$2,460	$4,958	$1,773

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$7,092	$2,302
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,328	6,943
Unrealized foreign currency (gain) loss	(414)	2,147
Net loss on interest rate swaps	404	—
Fair value adjustments to earnout liabilities	1,033	4,438
Loss on sale of property and equipment	189	225
Non-cash interest expense	539	323
Share-based compensation expense	1,149	854
Bad debt expense	294	69
Inventory reserve expense	838	256
Deferred income taxes	(644)	(894)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,612	(7,442)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,248	(7,439)
Inventories	4,443	408
Prepaid expense and other current assets	(3,755)	181
Deferred charges and other assets	1,119	361
Accounts payable and accrued expenses	(3,613)	2,704
Billings in excess of costs and estimated earnings on uncompleted contracts	11,160	(420)
Income taxes payable	(1,081)	354
Other liabilities	(871)	(3,665)
Net cash provided by operating activities	44,070	1,705
Cash flows from investing activities:
Acquisitions of property and equipment	(552)	(341)
Proceeds from sale of property and equipment	291	2,396
Net cash (used in) provided by investing activities	(261)	2,055
Cash flows from financing activities:
Decrease in restricted cash	319	—
Net (repayments) borrowings on revolving credit lines	(9,202)	3,469
Repayments of debt	(16,207)	(4,452)
Earnout payments	(2,341)	(1,755)
Proceeds from sale-leaseback transactions	11,000	—
Payments on capital lease and sale-leaseback financing liability	(33)	—
Proceeds from employee stock purchase plan and exercise of stock options	471	195
Repurchases of common stock	(188)	—
Dividends paid to common shareholders	(4,486)	(3,490)
Net cash used in financing activities	(20,667)	(6,033)
Effect of exchange rate changes on cash and cash equivalents	(730)	—
Net increase (decrease) in cash and cash equivalents	22,412	(2,273)
Cash and cash equivalents at beginning of period	34,194	19,362
Cash and cash equivalents at end of period	$56,606	$17,089
Cash paid during the period for:
Interest	$3,523	$1,785
Income taxes	$1,747	$595
Noncash transactions
Property, plant and equipment acquired under capital leases	$3,296	$—
Earnout settled through an exchange of accounts receivable	$3,190	$—

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2016 and 2015. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

On September 3, 2015, the Company completed the acquisition of PMFG, Inc. (“PMFG”). The results of its operations have been consolidated with our results following the acquisition date. For a more complete discussion of the transaction, refer to Note 17.

The Company’s consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company is the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s 60% equity investment in Peerless Propulsys entitles it to 80% of the earnings. Peerless Propulsys is the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The noncontrolling interest of Peerless Propulsys is reported as a separate component on the Condensed Consolidated Balance Sheets. On July 12, 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 to the noncontrolling owner in exchange for 100% ownership in the equity and earnings of Peerless Propulsys.  The impact of this agreement will be recorded in the third quarter of 2016.

2.	New Financial Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, clarifying the implementation guidance on narrow scope improvements and practical expedients related to FASB ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing related to FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable.  These pronouncements have the same effective date as the new revenue standard, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of these standards on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off-balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  In addition, ASU 2016-09 elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.   ASU 2016-09 provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

3.	Accounts Receivable

(Table only in thousands)	June 30, 2016	December 31, 2015
Trade receivables	$11,836	$12,800
Contract receivables	73,997	86,129
Allowance for doubtful accounts	(1,268)	(1,151)
	$84,565	$97,778

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $1.9 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The provision for doubtful accounts was $0.2 million and $24,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.1 million for the six-month period periods ended June 30, 2016 and 2015, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

Revenues from contracts are primarily recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared with estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. For contracts where the duration is short, total contract revenue is insignificant, or reasonably dependable estimates cannot be made, revenues are recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product.  During the second quarter, the Company’s Zhongli division within the Energy segment has recognized revenue on a percentage of completion method compared to the completed contracts method that was utilized in previous quarters.  This change was made after determining that the Company has designed and implemented appropriate controls to track project costs and estimates to complete.  During the three months ended June 30, 2016, this division recognized $8.2 million in percentage of completion revenue.

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve months.

(Table only in thousands)	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$186,130	$178,356
Estimated earnings	68,495	64,957
	254,625	243,313
Less billings to date	(252,960)	(228,138)
	$1,665	$15,175
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,770	$43,175
Billings in excess of costs and estimated earnings on uncompleted contracts	39,105	28,000
	$1,665	$15,175

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.  A provision of $0.1 million for estimated losses on uncompleted contracts was recognized at June 30, 2016.  No provision for estimated losses on uncompleted contracts was required at December 31, 2015.

5.	Inventories

(Table only in thousands)	June 30, 2016	December 31, 2015
Raw materials	$22,006	$24,339
Work in process	4,528	6,443
Finished goods	2,365	2,717
Obsolescence allowance	(1,770)	(990)
	$27,129	$32,509

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.6 million and $0.1 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.3 million for the six-month periods ended June 30, 2016 and 2015, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Six months ended June 30, 2016		Year ended December 31, 2015
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$220,163	$26,337	$165,861	$19,766
Acquisitions and related adjustments	365	—	55,655	10,280
Impairment	—	—	—	(3,340)
Foreign currency translation	147	39	(1,353)	(369)
	$220,675	$26,376	$220,163	$26,337

(Table only in thousands)	As of June 30, 2016		As of December 31, 2015
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,439	$1,439	$1,456	$1,456
Employment agreements	733	733	733	677
Technology	15,867	5,232	15,867	4,027
Customer lists	77,497	21,854	77,497	17,756
Noncompetition agreements	1,118	368	1,118	257
Tradename	1,390	232	1,390	162
Backlog	4,270	3,558	4,270	1,423
Foreign currency adjustments	(2,197)	(687)	(2,309)	(693)
	$100,117	$32,729	$100,022	$25,065

Activity for the six months ended June 30, 2016 and 2015 is as follows:

(Table only in thousands)	2016	2015
Intangible assets – finite life, net at beginning of period	$74,957	$58,398
Amortization expense	(7,645)	(5,230)
Acquisitions/purchase accounting adjustments	—	—
Foreign currency adjustments	76	(748)
Intangible assets – finite life, net at end of period	$67,388	$52,420

Amortization expense of finite life intangible assets was $3.7 million and $2.6 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $7.6 million and $5.2 million for the six-month periods ended June 30, 2016 and 2015, respectively.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets as of October 1. For 2015, the first step of the two-step goodwill impairment test as described in FASB ASC 350-20-35 was performed for all reporting units, except for the recently acquired PMFG reporting unit, as there were no events or changes in operations since the acquisition date that would indicate possible impairment.

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

The Company did not identify any triggering events during the three-month and six-month periods ended June 30, 2016 that would require an interim impairment assessment of goodwill or indefinite life intangible assets. There was no impairment of goodwill or indefinite life intangible assets during the three-month and six-month periods ended June 30, 2016.

7.	Accounts Payable and Accrued Expenses

	June 30, 2016	December 31, 2015
Trade accounts payable, including due to subcontractors	$64,581	$62,199
Compensation and related benefits	5,841	7,899
Current portion of earn-out liability	18,247	14,757
Accrued warranty	2,743	3,080
Other accrued expenses	12,844	11,162
	$104,256	$99,097

The Company recorded a total of $10.0 million and $17.9 million related to the non-current portion of the earn-out liability in “other liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.  The increase in the current portion of the earn-out liability is primarily due a portion of the earn-outs becoming payable within one year of the balance sheet date.  In the second quarter of 2016, the Company settled $3.2 million of the earn-out due by exchanging the liability for accounts receivable acquired in conjunction with the acquisition that remained uncollected as of June 30, 2016.  This offset was agreed to in the original terms of the Zhongli acquisition agreement.

8.	Senior debt

Debt consisted of the following at June 30, 2016 and December 31, 2015:

(Table only in thousands)	June 30, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $2.7 million through September 2017, $3.7 million through

   September 2018, and $4.6 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$150,633	$166,813
- U.S. Dollar revolving loans	—	8,000
- Unamortized debt discount and debt issuance costs	(3,690)	(4,229)
Total outstanding borrowings under Credit Facility	146,943	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,355	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	4,231	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	152,529	177,328
Less: current portion	16,553	19,494
Total debt, less current portion	$135,976	$157,834

During the quarter ended June 30, 2016, the Company made a prepayment of $10.3 million on the outstanding balance of the term loan.  This prepayment was applied to future principal payments due under the term loan.  Scheduled principal payments under our debt facilities are $11.1 million for the remainder of 2016, $11.9 million in 2017, $15.5 million in 2018, $18.3 million in 2019 and $99.4 million in 2020.

United States Debt

As of June 30, 2016 and December 31, 2015, $17.2 million and $15.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $62.8 million and $56.6 million at June 30, 2016 and December 31, 2015, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average interest rate on outstanding borrowings was 3.20% and 3.42% at June 30, 2016 and December 31, 2015, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap was a liability totaling $1.4 million and $0.4 million at June 30, 2016 and December 31, 2015, respectively, which is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Condensed Consolidated Statements of Income for the six-month period ended June 30, 2016. From the date of designation, all changes to the fair value of the interest rate swap have been recorded in other comprehensive income (loss) as the hedge is deemed effective.

The credit agreement that outlines the terms of the Credit Facility contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.50 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the maximum consolidated leverage ratio decreased to 3.50 on June 30, 2016, and is set to decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end of the term of the Credit Agreement. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $14.4 million.  As of June 30, 2016 and December 31, 2015, the borrowers were in compliance with all related financial and other restrictive covenants. As of June 30, 2016, $2.4 million of the bank guarantee and  $4.2 million of the overdraft facility are being used by the borrowers. As of December 31, 2015,  $6.6 million of the bank guarantee and  $5.3 million of the overdraft facility was being used by the Company.  There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a Chinese Yuan Renminbi denominated short-term loan with Bank of America (“China Facility”) with an amount outstanding of $1.4 million as of June 30, 2016 at an interest rate of 4.79%, which matures in July 2016 and was subsequently renewed.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2016 and 2015 are below.

	For the three-month period ended June 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and income per share	$4,050	33,946	$0.12
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	216	—
Diluted earnings and earnings per share	$4,050	34,162	$0.12

	For the three-month period ended June 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,104	26,284	$0.08
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	343	—
Diluted earnings and earnings per share	$2,104	26,627	$0.08

	For the six-month period ended June 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$7,150	33,937	$0.21
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	202	—
Diluted earnings and earnings per share	$7,150	34,139	$0.21

	For the six-month period ended June 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$2,302	26,277	$0.09
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	367	—
Diluted earnings and earnings per share	$2,302	26,644	$0.09

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2016 and 2015, 1.5 million and 1.2 million, respectively, and 1.6 million and 1.2 million during the six-month periods ended June 30, 2016 and 2015, respectively, outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On May 6, 2016, the Company declared and, on June 30, 2016, paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.6 million and $0.4 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.9 million during the six-month periods ended June 30, 2016 and 2015, respectively.

The Company granted no options during the three-month periods ended June 30, 2016 and 2015 and approximately 100,000 options during the six-month periods ended June 30, 2016 and 2015, respectively.  The weighted-average fair value of stock options granted during the six months ended June 30, 2016 and 2015 was estimated at $2.07 and $7.15 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the six months ended June 30, 2016 and 2015, the Company utilized a weighted-average volatility factor of 39% and 54%, respectively.

Expected Term: For the six months ended June 30, 2016 and 2015, the Company utilized a weighted-average expected term factor of 6.5 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the six months ended June 30, 2016 and 2015, the Company utilized a weighted-average risk-free interest rate factor of 2.1% and 2.0%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.6% and 1.6% to value options granted during the six months ended June 30, 2016 and 2015, respectively.

The Company granted approximately 90,000 and 10,000 restricted stock units during the three-month periods ended June 30, 2016 and 2015, respectively, and approximately 100,000 and 10,000 restricted stock units during the six-month periods ended June 30, 2016 and 2015, respectively. The weighted-average fair value of restricted stock units granted during the six months ended June 30, 2016 was estimated at $7.77 per unit using the value of stock in the open market on the date of grant.

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

There were approximately 51,000 options exercised during the six months ended June 30, 2016. The Company received $0.3 million and $0.1 million in cash from employees and directors exercising options during the six months ended June 30, 2016 and 2015, respectively. The intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $0.1 million and $0.1 million, respectively.

11.	Stock Purchase

During the three-month period ended June 30, 2016, the Company repurchased 30,000 shares of common stock from a former owner of a subsidiary acquired by the Company in a previous year for a total cost of $0.2 million. The shares were immediately retired.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pension plan:
Service cost	$112	$59	$223	$117
Interest cost	356	352	713	706
Expected return on plan assets	(457)	(503)	(914)	(1,005)
Amortization of net actuarial loss	53	64	106	129
Net periodic benefit cost (gain)	$64	$(28)	$128	$(53)
Health care plan:
Interest cost	$1	$2	$2	$3
Amortization of loss	3	1	5	3
Net periodic benefit cost	$4	$3	$7	$6

We made contributions to our defined benefit plans during the six months ended June 30, 2016 and 2015 totaling $29,000 and $0.4 million, respectively. We do not anticipate any further contributions to fund the pension plans and anticipate $25,000 of contributions for the retiree health care plan during the remainder of 2016. The unfunded liability of the plans of $11.0 million as of June 30, 2016 and December 31, 2015 is included in Other Liabilities on our Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2016 and December 31, 2015, the liability for uncertain tax positions totaled approximately $1.0 million, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.  The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2016 and December 31, 2015, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $150.6 million and $174.8 million at June 30, 2016 and December 31, 2015, respectively.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $56.6 million and $34.2 million, respectively, of which $26.8 million and $18.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to support letters of credit issued in foreign jurisdictions to support Company operations.

15.	Sale-leaseback Transactions

Denton Facility

On June 2, 2016, the Company entered into an agreement to sell its manufacturing facility in Denton, Texas for gross proceeds of $5.0 million, less costs associated with the transaction of $0.3 million, or net proceeds of $4.7 million.  As a part of the transaction, the Company entered into a lease for the property from the purchaser for a period of 13 years.

Prior to the consummation of the above transaction, the Company entered into a sublease agreement with a supplier of the Company at this facility for a period of five years.  Due to the Company’s continuing involvement through the sublease agreement, the Company has accounted for the sale-leaseback as a financing liability.  Payments made by the Company are allocated between interest expense and a reduction to the sale-leaseback financing liability.  The weighted-average effective interest rate of the sale-leaseback financing liability was 2.22%.

As of June 30, 2016, future payments on the sale-leaseback financing liability are as follows (in thousands):

Fiscal Years	Payments
Remainder of 2016	$229
2017	399
2018	407
2019	415
2020	423
2021	431
Thereafter	3,480
Total payments	5,784
Less amount representing interest	(784)
Total sale-leaseback financing liability	5,000
Less current portion of sale-leaseback financing liability included in accounts payable and accrued expenses	(287)
Long-term portion of sale-leaseback financing liability included in other liabilities	$4,713

As of June 30, 2016 and December 31, 2015, the net carrying value of the Denton facility assets that are included in property, plant, and equipment on our condensed consolidated balance sheets amounted to $12.9 million and $13.1 million, respectively.  The useful life of the asset was modified to the remainder of the lease’s duration.  The Company concluded there was a triggering event that required an impairment test to be performed to support the assets’ carrying value as a result of the carrying value of the long-lived assets being in excess of the gross proceeds received as a result of the sale-leaseback transaction.  An undiscounted cash flow analysis was performed and the sum of the undiscounted cash flows exceeded the long-lived assets’ carrying value.  As a result of this analysis, no impairment was recorded during the second quarter of 2016.

Telford Facility

On June 2, 2016, the Company entered into an agreement to sell its manufacturing facility in Telford, Pennsylvania for gross proceeds of $6.0 million, less costs associated with the transaction of $0.4 million, or net proceeds of $5.6 million.  As a part of the transaction, the Company entered into a lease for the property from the purchaser for a period of 13 years.

The Company recorded a deferred gain on the sale of this facility in the amount of $2.4 million recorded in the Condensed Consolidated Balance Sheets as an offset to property, plant, and equipment, which will be recognized over the 13-year lease term.  As a result of this transaction, the Company initially recorded a capital lease obligation of $5.7 million for the facilities leased.  The weighted-average effective interest rate of the capital lease was 3.43%.

The future minimum payments for the capital lease as of June 30, 2016, are as follows (in thousands):

Fiscal Years	Payments
Remainder of 2016	$241
2017	487
2018	497
2019	507
2020	517
2021	527
Thereafter	4,253
Total payments	7,029
Less amount representing interest	(1,392)
Present value of future minimum lease payments	5,637
Less current portion of capital lease obligation included in accounts payable and accrued expenses	(293)
Long-term portion of capital lease obligation included in other liabilities	$5,344

Prior to the execution of this transaction, the Company did not have any assets held under capital leases.  Capital lease assets included in the Condensed Consolidated Balance Sheets as part of property, plant, and equipment as of June 30, 2016, are as follows (in thousands):

	June 30, 2016	Depreciable Life (Years)

Building and improvements, net of deferred gain	$3,296	13
Less: Accumulated depreciation	(36)
Total	$3,260

16.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2016 for cases involving asbestos-related claims were $0.9 million, which, together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 217 cases pending against the Company as of June 30, 2016 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 221 cases that were pending as of December 31, 2015. During the six months ended June 30, 2016, 40 new cases were filed against the Company, and the Company was dismissed from 42 cases and settled two cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the decision to enter into the Mergers, entry of the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but did not affect any stockholder’s rights to pursue appraisal rights. It is expected that the resolution of the Delaware Lawsuit will also resolve the Texas Lawsuit, which was stayed voluntarily by the plaintiff, but placed on Texas court’s two-week docket for a non-jury trial on August 15, 2016.  On May 11, 2016, the Court entered an order preliminarily approving the proposed settlement and setting a hearing on July 13, 2016 during which it would consider whether to enter an order granting final approval of the proposed settlement, which hearing was subsequently rescheduled for September 14, 2016.

Summary

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

17.	Acquisition

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

(Table only in thousands)
Current assets (including cash of $27,100)	$92,690
Property and equipment	29,982
Other assets	953
Assets held for sale (a)	950
Deferred income tax asset	—
Goodwill	56,020
Intangible – finite life	29,940
Intangible – indefinite life	10,280
Total assets acquired	220,815
Current liabilities assumed	(73,328)
Deferred income tax liability	(800)
Long term liabilities assumed	(3,961)
Noncontrolling interest	(6,000)
Net assets acquired	$136,726

(a)

The assets held for sale consist primarily of real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to held for sale. The Company expects to complete the sale of the subject assets within the next twelve months.

For the three months ended June 30, 2016, PMFG accounted for $25.0 million of revenue and $1.7 million of pre-tax income included in the Company’s results.  For the six months ended June 30, 2016, PMFG accounted for $49.9 million of revenue and $4.9 million of pre-tax income included in the Company’s results.

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

The following unaudited pro forma information represents the Company’s results of operations as if the PMFG acquisition had occurred as of January 1, 2014:

	Three Months Ended June 30,	Six Months Ended June 30,
(Table only in thousands, except per share data)	2015	2015
Net sales	$124,659	$240,410
Net loss	(5,434)	(8,195)
Earnings per share:
Basic	$(0.16)	$(0.24)
Diluted	$(0.16)	$(0.24)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $1.0 million and $1.3 million for the three-month and six-month periods ended June 30, 2015, respectively. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

Fluid Handling and Filtration Segment

Our Fluid Handling and Filtration (“FHF”) segment provides the design and manufacture of high quality pump, filtration and fume exhaust solutions. This includes centrifugal pumps for corrosive, abrasive and high temperature liquids, filter products for air and liquid filtration, precious metal recovery systems, carbonate precipitators, and technologically advanced air movement and exhaust systems. These products are applicable to a wide variety of industries, particularly the aquarium/aquaculture, plating and metal finishing, food and beverage, chemical/petrochemical, wastewater treatment, desalination and pharmaceutical markets.

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

The financial segment information is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$44,211	$41,798	$83,333	$83,514
Energy Segment	52,867	27,303	100,799	51,652
Fluid Handling and Filtration Segment	15,413	17,745	32,008	32,939
Corporate and Other(1)	(233)	115	(707)	(159)
Net sales	$112,258	$86,961	$215,433	$167,946

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Income from Operations
Environmental Segment	$6,119	$5,140	$10,865	$9,158
Energy Segment	6,367	215	11,563	635
Fluid Handling and Filtration Segment	3,200	4,431	6,398	7,387
Corporate and Other(2)	(6,618)	(5,074)	(13,537)	(8,891)
Eliminations	(507)	(224)	(921)	(822)
Income from operations	$8,561	$4,488	$14,368	$7,467

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Property and Equipment Additions
Environmental Segment	$115	$17	$228	$81
Energy Segment	220	139	304	179
Fluid Handling and Filtration Segment(3)	3,301	63	3,310	68
Corporate and Other	2	3	6	13
Property and equipment additions	$3,638	$222	$3,848	$341
(3)	Includes noncash additions of $3,296 for property, plant, and equipment acquired under capital leases during the second quarter of 2016. See Note 15 for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Depreciation and Amortization
Environmental Segment	$907	$1,104	$1,874	$2,257
Energy Segment	2,939	760	5,741	1,431
Fluid Handling and Filtration Segment	1,254	1,590	2,648	3,186
Corporate and Other	32	37	65	69
Depreciation and Amortization	$5,132	$3,491	$10,328	$6,943

(dollars in thousands)	June 30, 2016	December 31, 2015
Identifiable Assets
Environmental Segment	$131,047	$135,171
Energy Segment	270,196	283,002
Fluid Handling and Filtration Segment	161,378	161,394
Corporate and Other(4)	29,081	19,252
Identifiable Assets	$591,702	$598,819

(4)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	June 30, 2016	December 31, 2015
Goodwill
Environmental Segment	$55,031	$55,031
Energy Segment	72,587	72,075
Fluid Handling and Filtration Segment	93,057	93,057
Goodwill	$220,675	$220,163

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$45,522	$(844)	$—	$(427)	$(40)	$—	$44,211
Energy Segment	53,740	(654)	(219)	—	—	—	52,867
Fluid Handling and Filtration Segment	16,045	(452)	(180)	—	—	—	15,413
Corporate and Other(5)	—	—	—	—	—	(233)	(233)
Net Sales	$115,307	$(1,950)	$(399)	$(427)	$(40)	$(233)	$112,258

	Three Months Ended June 30, 2015
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$43,833	$(1,476)	$—	$(559)	$—	$—	$41,798
Energy Segment	29,445	(1,560)	(582)	—	—	—	27,303
Fluid Handling and Filtration Segment	18,459	(699)	(15)	—	—	—	17,745
Corporate and Other(5)	—	—	—	—	—	115	115
Net Sales	$91,737	$(3,735)	$(597)	$(559)	$—	$115	$86,961

	Six Months Ended June 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$87,575	$(2,598)	$—	$(1,467)	$(177)	$—	$83,333
Energy Segment	102,321	(1,145)	(377)	—	—	—	100,799
Fluid Handling and Filtration Segment	33,057	(855)	(194)	—	—	—	32,008
Corporate and Other(5)	—	—	—	—	—	(707)	(707)
Net Sales	$222,953	$(4,598)	$(571)	$(1,467)	$(177)	$(707)	$215,433

	Six Months Ended June 30, 2015
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$87,390	$(3,283)	$—	$(593)	$—	$—	$83,514
Energy Segment	54,526	(2,255)	(619)	—	—	—	$51,652
Fluid Handling and Filtration Segment	34,193	(1,151)	(103)	—	—	—	$32,939
Corporate and Other(5)	—	—	—	—	—	(159)	(159)
Net Sales	$176,109	$(6,689)	$(722)	$(593)	$-	$(159)	$167,946

(5)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015 reflect the consolidated operations of the Company and its subsidiaries.

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

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s segment presidents manage our division managers who are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, purchasing, safety, employee development and customer service excellence.  The segment presidents work closely with our CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, information technology, safety support, internal control over financial reporting, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do future bolt-on acquisitions.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of recent acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. See Note 17 to the unaudited condensed consolidated financial statements for further information on acquisitions.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net sales	$112.3	$87.0	$215.4	$167.9
Cost of sales	78.4	60.4	149.9	120.3
Gross profit	$33.9	$26.6	$65.5	$47.6
Percent of sales	30.2%	30.6%	30.4%	28.4%
Selling and administrative expenses	$20.0	$14.4	$41.1	$28.1
Percent of sales	17.8%	16.6%	19.1%	16.7%
Acquisition and integration expenses	$0.4	$1.0	$0.4	$1.3
Percent of sales	0.4%	1.1%	0.2%	0.8%
Amortization and earn-out expenses	$4.9	$6.7	$9.7	$10.7
Percent of sales	4.4%	7.7%	4.5%	6.4%
Operating income	$8.6	$4.5	$14.4	$7.5
Operating margin	7.7%	5.2%	6.7%	4.5%

To compare operating performance between the three-month and six-month periods ended June 30, 2016 and 2015, the Company has adjusted GAAP operating income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) gain on insurance settlement and (4) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Operating income as reported in accordance with GAAP	$8.6	$4.5	$14.4	$7.5
Operating margin in accordance with GAAP	7.7%	5.2%	6.7%	4.5%
Inventory valuation adjustment	—	—	0.1	—
Plant, property and equipment valuation adjustment	0.1	0.1	0.3	0.3
Gain on insurance settlement	(1.0)	—	(1.0)	—
Acquisition and integration expenses	0.4	1.0	0.4	1.3
Amortization and earn-out expenses	4.9	6.7	9.7	10.7
Non-GAAP operating income	$13.0	$12.3	$23.9	$19.8
Non-GAAP operating margin	11.6%	14.1%	11.1%	11.8%

Consolidated sales for the second quarter of 2016 increased $25.3 million, or 29.1%, to $112.3 million compared with $87.0 million in the second quarter of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $25.0 million in sales for the second quarter of 2016.

Consolidated sales for the first six months of 2016 increased $47.5 or 28.3% to $215.4 million compared with $167.9 million in the first six months of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $49.9 million in sales for the first half of 2016.

Gross profit increased $7.3 million, or 27.4%, to $33.9 million in the second quarter of 2016 compared with $26.6 million in the same period of 2015. The increase is primarily attributable to PMFG, which contributed $8.6 million in gross profit for the second quarter of 2016. Gross profit as a percentage of sales was 30.2% in the second quarter of 2016 compared with 30.6% in the second quarter of 2015.

Gross profit increased $17.9 million, or 37.6%, to $65.5 million in the first six months of 2016 compared with $47.6 million in the same period of 2015.  The increase is primarily attributable to PMFG, which contributed $17.9 million in gross profit for the first six months of 2016.  Gross profit as a percentage of sales was 30.4% in the first six months of 2016 compared with 28.4% in the first six months of 2016.  The higher gross profit margin in the first six months of 2016 was primarily due to higher than average margins earned throughout the year by PMFG.

Orders booked were $108.8 million during the second quarter of 2016 and $228.9 million during the first six months of 2016 as compared with $74.6 million during the second quarter of 2015 and $168.5 million during the first six months of 2015. The increase in the 2016 period was primarily due to the PMFG acquisition, which represented $22.2 million of total bookings in the second quarter of 2016 and $52.9 million of total bookings in the first six months of 2016.  Orders booked for the Environmental Segment increased from $82.1 million during the first six months of 2015 to $93.4 million during the first six months of 2016.  Environmental Segment bookings were $52.9 million in the three months ended June 30, 2016 compared with $31.0 million in the three months ended June 30, 2015.

Selling and administrative expenses increased $5.6 million to $20.0 million for the second quarter of 2016 compared with $14.4 million for the second quarter of 2015. The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is partially offset by the Company recording a gain of $1.0 million during the second quarter of 2016 related to a life insurance settlement received due to the death of a former officer of the Company.  Additionally, selling and administrative expenses increased as a percentage of sales from 16.6% in the second quarter of 2015 compared with 17.8% in the second quarter of 2016.

Selling and administrative expenses increased $13.0 to $41.1 million for the first six months of 2016 compared with $28.1 for the first six months of 2015.  The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is partially offset by the Company recording a gain of $1.0 million during the first six months of 2016 related to a life insurance settlement received due to the death of a former officer of the Company.  Additionally, selling and administrative expenses increased as a percentage of sales from 16.7% in the first six months of 2015 compared with 19.1% in the first six months of 2016.

Acquisition and integration expenses were $0.4 million and $1.0 million during the second quarter of 2016 and 2015, respectively, and  $0.4 million and $1.3 million during the first six months of 2016 and 2015, respectively.

Amortization and earn-out expense was $4.9 million for the second quarter of 2016 compared with $6.7 million for the second quarter of 2015.  The decrease was primarily attributable to earn-out adjustments related to the Emtrol LLC (“Emtrol”) and Zhongli Industrial Technology Co. Ltd. (“Zhongli”) acquisitions that were recorded in 2015.  Included in the second quarter 2015 expense was $3.6 million related to the fair value adjustment of the Zhongli earn-out.  These expense reductions were partially offset by increased amortization expense incurred due to the PMFG acquisition.

Amortization and earn-out expense was $9.7 million for the first six months of 2016 compared with $10.7 million for the first six months of 2015.  The decrease was primarily attributable to earn-out adjustments related to the Zhongli acquisition that was recorded in 2015.  Included in the first six months of 2015 expense was $4.5 million related to the fair value adjustment of the Zhongli earn-out during this period.  These expense reductions were partially offset by increased amortization expense incurred due to the PMFG acquisition.

Operating income increased $4.1 million to $8.6 million in the second quarter of 2016 compared with $4.5 million during the same quarter of 2015.  The Company achieved higher gross margins during the second quarter of 2016, which resulted in an increase in operating profit.  The increase is partially attributable to PMFG, which contributed $1.6 million for the second quarter of 2016.

Operating income increased $6.9 million to $14.4 million in the first six months of 2016 compared with $7.5 million during the same period of 2015.  The Company achieved higher gross margins during the first six months of 2016, which resulted in an increase in operating profit.  The increase is partially attributable to PMFG, which contributed $4.6 million for the first six months of 2016.

Non-GAAP operating income was $13.0 million for the second quarter of 2016 compared with $12.3 million for the second quarter of 2015. The increase is primarily due to the increases from PMFG as described above.

Non-GAAP operating income was $23.9 million for the first six months of 2016 compared with $19.8 million for the first six months of 2015.  The increase is primarily due to the increases from PMFG as described above.

Other income/expense, net was $0.4 million of expense in the second quarter of 2016 compared with $0.6 million of income in the second quarter of 2015. During the second quarter of 2016, the net $0.4 million of expense was due to $0.5 million of expense from the impact of the weakening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.1 million.  During the second quarter of 2015, the net $0.6 million of income was due primarily to the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $0.6 million of income during the second quarter of 2015.

Other income/expense, net was $0.4 million of income in the first six months of 2016 compared with $1.2 million of expense in the first six months of 2015.  During the first six months of 2016, the net $0.4 million of income was due to $0.4 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.5 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge.  During the first six months of 2015, the net $1.2 million of expense was due primarily the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $2.1 million of expense during the first six months of 2015.  This expense was offset by net foreign currency exchange gains from normal business operations of $0.9 million.

Interest expense increased to $2.0 million in the second quarter of 2016 from $1.2 million in the second quarter of 2015. The increase is due primarily to borrowings incurred in connection with the PMFG acquisition.

Interest expense increased to $4.1 million in the first six months of 2016 from $2.1 million in the first six months of 2015.  The increase is due primarily to borrowings incurred in connection with the PMFG acquisition.

Income tax expense was $2.1 million for the second quarter of 2016 compared with a $1.8 million for the same quarter of 2015. The effective income tax rate for the second quarter of 2016 was 34.7% compared with 45.7% for the comparable period of 2015.  Income tax expense was $3.6 million for the first six months of 2016 compared with $1.9 million for the same period of 2015.  The effective income tax rate for the first six months of 2016 was 33.5% compared with 44.7% for the comparable period of 2015.  This rate decrease for the three and six month periods are due primarily to a decrease in permanent differences related to non-deductible acquisition and earn-out expenses.  Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition and earn-out related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and tax holidays from foreign operations.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$44,211	$41,798	$83,333	$83,514
Energy Segment	52,867	27,303	100,799	51,652
Fluid Handling and Filtration Segment	15,413	17,745	32,008	32,939
Corporate and Other(1)	(233)	115	(707)	(159)
Net sales	$112,258	$86,961	$215,433	$167,946

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Income from Operations
Environmental Segment	$6,119	$5,140	$10,865	$9,158
Energy Segment	6,367	215	11,563	635
Fluid Handling and Filtration Segment	3,200	4,431	6,398	7,387
Corporate and Other(2)	(6,618)	(5,074)	(13,537)	(8,891)
Eliminations	(507)	(224)	(921)	(822)
Income from operations	$8,561	$4,488	$14,368	$7,467

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Environmental Segment

Our Environmental Segment net sales increased $2.4 million to $44.2 million in the second quarter of 2016 compared with $41.8 million in the same period of 2015. The increase is due primarily to increased volume of installation and fabrication of duct work and related equipment.

Our Environmental Segment net sales decreased $0.2 million to $83.3 million in the first six months of 2016 compared with $83.5 million in the same period of 2015.  The decrease is due primarily to slight volume decreases for our cyclone product lines offset by an increased volume of installation and fabrication of duct work and related equipment.

Operating income for the Environmental Segment increased $1.0 million to $6.1 million in the second quarter of 2016 from $5.1 million in the same period of 2015. This increase was primarily due to the Environmental Segment achieving higher gross margins on increased sales during the second quarter of 2016, which resulted in an increase in operating profit.

Operating income for the Environmental Segment increased $1.7 million to $10.9 million in the first six months of 2016 from $9.2 million in the same period of 2015.  This increase was primarily due to $0.5 million of income as a result of an adjustment to the fair value of the earn-out from our SAT Technology Inc. acquisition.  In addition, the Environmental Segment achieved higher gross margins during the first six months of 2016, which resulted in an increase in operating profit.

Energy Segment

Our Energy Segment net sales increased $25.6 million to $52.9 million in the second quarter of 2016 compared with $27.3 million in the second quarter of 2015. The increase is primarily attributable to PMFG, which contributed $25.0 million in sales for the second quarter of 2016.

Our Energy Segment net sales increased $49.1 million to $100.8 million in the first six months of 2016 compared with $51.7 million in the same period of 2015.  The increase is primarily attributable to PMFG, which contributed $49.9 million in sales for the first six months of 2016.

Operating income for the Energy Segment increased $6.2 million to $6.4 million in the second quarter of 2016 compared with $0.2 million in the second quarter of 2015. The increase is partially attributable to PMFG, which contributed $1.6 million for the second quarter of 2016.  Included in the second quarter 2015 expense was $3.6 million related to the fair value adjustment of the Zhongli earn-out during this period.  Additionally, there was a general improvement in gross margin percentages within the segment quarter over quarter.

Operating income for the Energy Segment increased $10.9 million to $11.6 million in the first six months of 2016 compared with $0.6 million in the same period of 2015.  The increase is partially attributable to PMFG, which contributed $4.6 million for the first six months of 2016.  Included in the first six months of 2015 expense was $4.5 million related to the fair value adjustment of the Zhongli earn-out during this period.  Additionally, there was a general improvement in gross margin percentages within the segment period over period.

Fluid Handling and Filtration Segment

Our FHF Segment net sales decreased $2.3 million to $15.4 million in the second quarter of 2016 compared with $17.7 million in the second quarter of 2015. The decrease is due to sales volume decline within the segment quarter over quarter, which is primarily attributable to a temporary weakness in the North American Industrial Market.

Our FHF Segment net sales decreased $0.9 million to $32.0 million in the first six months of 2016 compared with $32.9 million in the first six months of 2015.  The decrease is due to sales volume decline within the segment period over period, which is primarily attributable to a temporary weakness in the North American Industrial Market.

Operating income for FHF decreased $1.2 million to $3.2 million in the second quarter of 2016 compared with $4.4 million in the second quarter of 2015. The decrease is due to sales volume decline described above.

Operating income for FHF decreased $1.0 million to $6.4 million in the first six months of 2016 compared with $7.4 million in the same period of 2015.  The decrease is due to sales volume decline described above.

Corporate and Other Segment

Operating loss for Corporate and Other Segment increased $1.5 million to $6.6 million in the second quarter of 2016 compared with $5.1 million in the second quarter of 2015. The increase in the loss quarter over quarter is primarily attributable to incurring additional costs to support the additional revenues from PMFG’s operations.

Operating loss for Corporate and Other Segment increased $4.6 million to $13.5 million in the first six months of 2016 compared with $8.9 million in the same period of 2015.  The Company recorded a gain of $1.0 million during the second quarter of 2016 related to a life insurance settlement received due to the death of a former officer of the Company.  The increase in the loss period over period is primarily attributable to incurring additional costs to support the additional revenues from PMFG’s operations.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of June 30, 2016, was $224.7 million compared with $211.2 million as of December 31, 2015. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Financial Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility. Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions.

The Company considers its level of cash on hand, borrowing capacity, current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2016, the Company had working capital of $73.3 million, compared with $80.3 million at December 31, 2015. The ratio of current assets to current liabilities was 1.46 to 1 as compared with a ratio of 1.54 to 1 at December 31, 2015. The $7.0 million decrease in working capital from December 31, 2015 to June 30, 2016 was primarily related to the net effect of increased cash and cash equivalents ($22.4 million), and an increase in prepaid expenses and other current assets ($6.8 million), offset by a decrease in accounts receivable ($13.2 million), an increase in billing in excess of costs and estimated earnings on uncompleted contracts ($11.1 million), an increase in accounts payable and accrued expenses ($5.2 million), and a decrease in inventory ($5.4 million).  During the quarter ended June 30, 2016, the Company made a prepayment of $10.3 million on the outstanding balance of the term loan, of which  $8.0 million was applied to the long-term portion of the debt balance, which caused a reduction in working capital.  The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO), and reduction of inventory levels, without reducing service to its customers.

At June 30, 2016 and December 31, 2015, cash and cash equivalents totaled $56.6 million and $34.2 million, respectively. As of June 30, 2016 and December 31, 2015, $26.8 million and $18.0 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at June 30, 2016 and December 31, 2015:

(Table only in thousands)	June 30, 2016	December 31, 2015

Outstanding borrowings under Credit Facility

   Term loan payable in quarterly principal installments of $2.7 million through September 2017, $3.7 million through

   September 2018, and $4.6 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$150,633	$166,813
- U.S. Dollar revolving loans	-	8,000
- Unamortized debt discount and debt issuance costs	(3,690)	(4,229)
Total outstanding borrowings under Credit Facility	146,943	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility	1,355	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	4,231	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	152,529	177,328
Less: current portion	16,553	19,494
Total debt, less current portion	$135,976	$157,834

Credit Agreement

As of June 30, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

(dollars in millions)	June 30, 2016	December 31, 2015
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	(8.0)
Letters of credit open	(17.2)	(15.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at June 30, 2016 and €14.0 million December 31, 2015 in U.S. Dollar equivalent)	14.4	15.3
Draw down	(4.2)	(5.3)
Letters of credit open	(2.4)	(6.6)
China facility	4.5	—
Draw down	(1.4)	—
Total unused credit availability	$73.7	$60.0
Amount available based on borrowing limitations	$42.6	$11.9

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$44,070	$1,705
Net cash (used in) provided by investing activities	(261)	2,055
Net cash used in financing activities	(20,667)	(6,033)
Effect of exchange rate changes on cash and cash equivalents	(730)	—
Net increase (decrease) in cash	$22,412	$(2,273)

For the six months ended June 30, 2016, $44.1 million of cash was provided by operating activities compared with $1.7 million provided by operating activities in the prior year period. The $42.4 million increase in cash flow from operating activities was partially due to an increase in net income of $4.8 million. Additionally, there were a few favorable net working capital items in the first six months of 2016 compared with the same period in 2015. The incremental cash provided was comprised of $22.0 million in accounts receivable, $4.0 million in inventories, $11.6 million in billings in excess of costs and estimated earnings on uncompleted contracts, and $8.7 million in costs and estimated earnings in excess of billings on uncompleted contracts. The incremental cash used was comprised of $6.3 million in accounts payable and accrued expenses, $1.4 million in income taxes payable, and $3.9 million in prepaid expenses and other current assets.  The increase in cash provided by operating activities is primarily attributable to increased execution of managing working capital during the current period.

For the six months ended June 30, 2016, net cash used in investing activities was $0.3 million compared with net cash provided by investing activities of $2.1 million in the prior year period. In the current year period, cash used in investing activities was primarily the result of cash provided by the sale of property and equipment of $0.3 million, offset by cash used for the acquisitions of property and equipment totaling $0.6 million. In the prior year period, cash provided by investing activities was primarily the result of proceeds from sales of property and equipment, including assets held for sale, totaling $2.4 million, offset by cash used for additions to property and equipment of $0.3 million.

For the six months ended June 30, 2016, net cash used in financing activities was $20.7 million due principally to net term loan repayments of $16.2 million, net payments on revolving credit facilities of $9.2 million, earnout payments of $2.3 million, and $4.5 million in dividends paid to common stockholders, which was partially offset by proceeds from sale-leaseback transactions of $11.0 million.  During the second quarter of 2016, the Company entered into two sale-leaseback transactions that caused the Company to recognize a sale-leaseback financing liability in the amount of $5.0 million and a capital lease obligation in the amount of $5.7 million.  In the prior year period, net cash used in financing activities was $6.0 million due principally to net term loan repayments of $4.5 million, earnout payments of $1.8 million, and $3.5 million in dividends paid to common stockholders, offset by net borrowings on revolving credit facilities of $3.5 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, earnout liabilities, guarantee obligations and assumptions used in the calculation of income taxes, assumptions used in business combination accounting and related balances, and pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Management believes there have been no significant changes during the three and six month periods ended June 30, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of June 30, 2016 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $152.5 million at June 30, 2016. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2016. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at June 30, 2016 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of June 30, 2016, as discussed below.

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

(4)	The Company did not maintain internal control over financial reporting that were appropriately designed, adequately documented and operated within its decentralized structure to:
•	determine the completeness and accuracy of reports and spreadsheets used in the execution of internal controls over financial reporting;
•	determine the appropriateness of manual journal entries;
•	maintain an effective information technology general control environment, including restricting access to certain key financial systems and records to appropriate users; and
•	maintain appropriate segregation of duties in the purchasing process.

With respect to our internal control over financial reporting, these material weaknesses have been and continue to be discussed among management and our Audit Committee. Management intends to review, revise and improve our internal control over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

Management’s specific remediation to address these material weaknesses will and has included among other items:

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

(2)

Replaced the unit specific site controller and augmented the staffing under such site controller with additional staff support from within our Asia regional structure. The corporate financial reporting function tasked with monitoring oversight of this specific reporting unit has augmented its review procedures and conducted an on-site review of the subject reporting unit in conjunction with our third-party outsourced internal audit provider that has a global presence.

(3)

Hired additional corporate personnel during the second quarter with an appropriate level of expertise, including a functional leader of internal audit to co-source with a newly engaged third-party outsourced internal audit provider with a global presence as well as augmented the corporate staff in our existing financial reporting function by hiring an experienced accounting manager with experience in financial reporting and internal controls over financial reporting.

(4)

Hired additional divisional level personnel, including an Environmental segment controller.  Management will implement controls to test the completeness and accuracy of reports and spreadsheets used in the execution of internal control over financial reporting, implement independent review of manual journal entries, restrict access to certain key financial systems and records to appropriate users, as well as implement appropriate segregation of duties within the purchasing cycle.

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of June 30, 2016. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the six months ended June 30, 2016. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We have begun to implement additional internal controls in conjunction with our remediation plan as described above. Other than these additional internal controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Company common shares that occurred in the second quarter of 2016 were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/16 to 4/30/16	-	-	-	-
5/1/16 to 5/31/16	30,00	$6.29	-	-
6/1/16 to 6/30/16	-	-	-	-
Total	30,000	$6.29	-	-

(1)

All acquisitions of shares reflected above consisted of a repurchase from a former owner of a subsidiary of the Company.  All shares repurchased during the second quarter of 2016 were repurchased in May of 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Chief Financial Officer and Secretary

Date: August 9, 2016