Form 10-Q
period 2016-09-30
CECO ENVIRONMENTAL CORP
filed 2016-11-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,161,493 shares of common stock, par value $0.01 per share, as of November 3, 2016.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2016

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$41,814	$34,194
Restricted cash	1,427	5,319
Accounts receivable, net	83,359	97,778
Costs and estimated earnings in excess of billings on uncompleted contracts	38,370	43,175
Inventories, net	23,945	32,509
Prepaid expenses and other current assets	14,759	9,058
Prepaid income taxes	1,595	4,724
Assets held for sale	8,086	1,699
Total current assets	213,355	228,456
Property, plant and equipment, net	28,773	44,981
Goodwill	224,531	220,163
Intangible assets-finite life, net	63,976	74,957
Intangible assets-indefinite life	26,393	26,337
Deferred charges and other assets	4,930	3,925
	$561,958	$598,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,216	$19,494
Accounts payable and accrued expenses	90,076	99,097
Billings in excess of costs and estimated earnings on uncompleted contracts	34,854	28,000
Note payable	5,300	—
Income taxes payable	4,236	1,582
Total current liabilities	144,682	148,173
Other liabilities	34,165	30,072
Debt, less current portion	123,231	157,834
Deferred income tax liability, net	15,416	17,719
Total liabilities	317,494	353,798
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,148,585 and 34,055,749 shares issued 2016 and 2015, respectively	341	340
Capital in excess of par value	244,316	243,274
Accumulated earnings	11,688	5,472
Accumulated other comprehensive loss	(11,525)	(9,577)
	244,820	239,509
Less treasury stock, at cost, 137,920 shares in 2016 and 2015	(356)	(356)
Total CECO shareholders’ equity	244,464	239,153
Noncontrolling interest	-	5,868
Total shareholders’ equity	244,464	245,021
	$561,958	$598,819

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net sales	$101,596	$98,230	$317,029	$266,176
Cost of sales	67,920	67,435	217,837	187,778
Gross profit	33,676	30,795	99,192	78,398
Selling and administrative expenses	19,549	18,054	60,625	46,158
Acquisition and integration expenses	163	5,685	524	6,978
Amortization and earn-out expenses	3,465	9,250	13,176	19,989
Income (loss) from operations	10,499	(2,194)	24,867	5,273
Other income (expense), net	14	(282)	395	(1,456)
Interest expense	(1,913)	(1,711)	(5,995)	(3,845)
Income (loss) before income taxes	8,600	(4,187)	19,267	(28)
Income tax expense	2,774	638	6,349	2,495
Net income (loss)	$5,826	$(4,825)	$12,918	$(2,523)
Net income (loss) attributable to noncontrolling interest	$22	$—	$(36)	$—
Net income (loss) attributable to CECO Environmental Corp.	$5,804	$(4,825)	$12,954	$(2,523)
Earnings (loss) per share:
Basic	$0.17	$(0.17)	$0.38	$(0.09)
Diluted	$0.17	$(0.17)	$0.38	$(0.09)
Weighted average number of common shares outstanding:
Basic	33,983,708	28,617,589	33,952,768	27,066,072
Diluted	34,354,687	28,617,589	34,211,067	27,066,072

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2016	2015	2016	2015
Net income (loss)	$5,826	$(4,825)	$12,918	$(2,523)
Other comprehensive income (loss), net of tax:
Interest rate swap	201	—	(422)	—
Foreign currency translation	(73)	(1,575)	(1,526)	(2,104)
Comprehensive income (loss)	5,954	(6,400)	10,970	(4,627)
Net income (loss) attributable to noncontrolling interest	22	—	(36)	—
Comprehensive income (loss) attributable to CECO Environmental Corp.	$5,976	$(6,400)	$10,934	$(4,627)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,918	$(2,523)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,017	11,217
Unrealized foreign currency (gain) loss	(620)	1,689
Net loss on interest rate swaps	342	—
Fair value adjustments to earnout liabilities	460	9,889
Loss on sale of property and equipment	199	222
Non-cash interest expense	803	791
Share-based compensation expense	1,724	1,318
Bad debt expense	324	504
Inventory reserve expense	964	463
Deferred income taxes	(1,111)	(657)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,221	(16,635)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,449	(10,522)
Inventories	7,526	170
Prepaid expense and other current assets	(2,907)	286
Deferred charges and other assets	1,068	201
Accounts payable and accrued expenses	(10,010)	2,354
Billings in excess of costs and estimated earnings on uncompleted contracts	6,859	(252)
Income taxes payable	2,608	274
Other liabilities	(1,955)	(7,655)
Net cash provided by (used in) operating activities	52,879	(8,866)
Cash flows from investing activities:
Acquisitions of property and equipment	(811)	(526)
Proceeds from sale of property and equipment	301	2,396
Net cash paid for acquisition	—	(37,130)
Net cash used in investing activities	(510)	(35,260)
Cash flows from financing activities:
Decrease in short-term and long-term restricted cash	2,853	100
Net repayments on revolving credit lines	(13,142)	(1,242)
Borrowings of long-term debt	—	170,000
Repayments of debt	(31,631)	(101,966)
Financing fees paid	—	(2,923)
Payoff of loans on life insurance policies	(987)	—
Acquisition earnout payments	(9,270)	(1,755)
Proceeds from sale-leaseback transactions	14,244	—
Payments on capital lease and sale-leaseback financing liability	(241)	—
Proceeds from employee stock purchase plan and exercise of stock options	763	298
Repurchases of common stock	(188)	—
Dividends paid to common shareholders	(6,738)	(5,734)
Net cash provided by (used in) financing activities	(44,337)	56,778
Effect of exchange rate changes on cash and cash equivalents	(412)	(51)
Net increase in cash and cash equivalents	7,620	12,601
Cash and cash equivalents at beginning of period	34,194	18,162
Cash and cash equivalents at end of period	$41,814	$30,763
Cash paid during the period for
Interest	$5,375	$2,965
Income taxes	$2,344	$1,812
Non-cash transactions
Property, plant and equipment acquired under capital leases	$4,385	$—
Common stock issued in business acquisition	$—	$72,145
Noncontrolling interest acquired through an issuance of a note payable (See Note 17)	$5,300	$—
Earnout settled through an exchange of accounts receivable	$3,272	$—

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2016 and 2015. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

The Company’s consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation.  On July 12, 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”) to acquire 100% ownership in the equity and earnings of Peerless Propulsys of their interest (40%).  For a more complete discussion of the transaction, refer to Note 17.

2.	New Financial Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”.  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  ASU 2016-15 will require adoption on a retrospective basis, unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, clarifying the implementation guidance on narrow scope improvements and practical expedients related to FASB ASU 2014-09, “Revenue from Contracts with Customers”. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract.  In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing” clarifying the implementation guidance on identifying performance obligations and licensing related to FASB ASU 2014-09, “Revenue from Contracts with Customers”. The amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable.  These pronouncements have the same effective date as the new revenue standard, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the impact of the adoption of these standards on the Company’s consolidated financial statements and has not yet determined the method of adoption.

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

3.	Accounts Receivable

(Table only in thousands)	September 30, 2016	December 31, 2015
Trade receivables	$12,068	$12,800
Contract receivables	72,641	86,129
Allowance for doubtful accounts	(1,350)	(1,151)
	$83,359	$97,778

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $2.0 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The provision for doubtful accounts was $30,000 and $0.4 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

Revenues from contracts are primarily recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date compared with estimated total contract costs for each contract. This method is used because management considers contract costs to be the best available measure of progress on these contracts. For contracts where the duration is short, total contract revenue is insignificant, or reasonably dependable estimates cannot be made, revenues are recognized on a completed contract basis, when risk and title passes to the customer, which is generally upon shipment of product.  During the second quarter, the Company’s Zhongli division within the Energy segment has recognized revenue on a percentage of completion method compared to the completed contracts method that was utilized in previous quarters.  This change was made after determining that the Company had designed and implemented appropriate controls to track project costs and estimates to complete.  During the three months and nine months periods ended September 30, 2016, this division recognized $5.2 million and $13.4 million, respectively, in percentage of completion revenue related to open projects as of September 30, 2016.

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve months.

(Table only in thousands)	September 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$192,136	$178,356
Estimated earnings	72,516	64,957
	264,652	243,313
Less billings to date	(261,136)	(228,138)
	$3,516	$15,175
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,370	$43,175
Billings in excess of costs and estimated earnings on uncompleted contracts	34,854	28,000
	$3,516	$15,175

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.  A provision of $0.2 million for estimated losses on uncompleted contracts was recognized at September 30, 2016.  No provision for estimated losses on uncompleted contracts was required at December 31, 2015.

5.	Inventories

(Table only in thousands)	September 30, 2016	December 31, 2015
Raw materials	$19,444	$24,339
Work in process	4,290	6,443
Finished goods	2,077	2,717
Obsolescence allowance	(1,866)	(990)
	$23,945	$32,509

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Nine months ended September 30, 2016		Year ended December 31, 2015
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$220,163	$26,337	$165,861	$19,766
Acquisitions and related adjustments	4,205	—	55,655	10,280
Impairment	—	—	—	(3,340)
Foreign currency translation	163	56	(1,353)	(369)
	$224,531	$26,393	$220,163	$26,337

(Table only in thousands)	As of September 30, 2016		As of December 31, 2015
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,439	$1,439	$1,456	$1,456
Employment agreements	733	733	733	677
Technology	15,867	5,834	15,867	4,027
Customer lists	77,497	23,929	77,497	17,756
Noncompetition agreements	1,118	423	1,118	257
Tradename	1,390	266	1,390	162
Backlog	4,270	4,270	4,270	1,423
Foreign currency adjustments	(2,102)	(658)	(2,309)	(693)
	$100,212	$36,236	$100,022	$25,065

Activity for the nine months ended September 30, 2016 and 2015 is as follows:

(Table only in thousands)	2016	2015
Intangible assets – finite life, net at beginning of period	$74,957	$58,398
Amortization expense	(11,123)	(8,513)
Acquisitions and purchase accounting adjustments	—	34,900
Foreign currency adjustments	142	(810)
Intangible assets – finite life, net at end of period	$63,976	$83,975

Amortization expense of finite life intangible assets was $3.5 million and $3.3 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $11.1 million and $8.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

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

The Company did not identify any triggering events during the three-month and nine-month periods ended September 30, 2016 that would require an interim impairment assessment of goodwill or indefinite life intangible assets. There was no impairment of goodwill or indefinite life intangible assets during the three-month and nine-month periods ended September 30, 2016.

Although the Company has not identified any triggering events in 2016 that would require a more frequent test for impairment, the reporting unit with a lower excess fair value over its carrying value (as described above), as determined in the prior year’s annual assessment, is experiencing lower than forecasted results through the first nine months of 2016.  This reporting unit has goodwill and tradename intangible assets of $77.9 million and $5.0 million, respectively, as of September 30, 2016.  The Company is currently in the process of analyzing internal strategic initiatives to improve operating performance, and forecasting for 2017 and future years as part of its annual impairment assessment, which is performed as of October 1, and will be completed in the fourth quarter.  As of the date of this filing, the Company has not yet completed its assessment.

7.	Accounts Payable and Accrued Expenses

	September 30, 2016	December 31, 2015
Trade accounts payable, including due to subcontractors	$57,723	$62,199
Compensation and related benefits	6,405	7,899
Current portion of earn-out liability	11,258	14,757
Accrued warranty	2,696	3,080
Other accrued expenses	11,994	11,162
	$90,076	$99,097

The Company recorded a total of $9.7 million and $17.9 million related to the non-current portion of the earn-out liability in “other liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.  In the second quarter of 2016, the Company settled $3.2 million of the earn-out due by exchanging the liability for accounts receivable acquired in conjunction with the acquisition that remained uncollected as of June 30, 2016.  This offset was agreed to in the original terms of the Zhongli acquisition agreement.

8.	Senior debt

Debt consisted of the following at September 30, 2016 and December 31, 2015:

(Table only in thousands)	September 30, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $2.1 million through September 2017, $2.9 million through

   September 2018, and $3.6 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$135,209	$166,813
- U.S. Dollar revolving loans	—	8,000
- Unamortized debt discount and debt issuance costs	(3,426)	(4,229)
Total outstanding borrowings under Credit Facility	131,783	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,355	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	309	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	133,447	177,328
Less: current portion	10,216	19,494
Total debt, less current portion	$123,231	$157,834

During the three-month and nine-month periods ended September 30, 2016, the Company made prepayments of $13.0 million and $23.3 million, respectively, on the outstanding balance of the term loan.  These prepayments were applied to future principal payments due under the term loan.  Scheduled principal payments under our Credit Facility is $2.1 million for the remainder of 2016, $9.3 million in 2017, $12.1 million in 2018, $14.3 million in 2019 and $97.4 million in 2020.

United States Debt

As of September 30, 2016 and December 31, 2015, $16.9 million and $15.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $63.1 million and $56.6 million at September 30, 2016 and December 31, 2015, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average interest rate on outstanding borrowings was 3.19% and 3.42% at September 30, 2016 and December 31, 2015, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap was a liability totaling $1.2 million and $0.4 million at September 30, 2016 and December 31, 2015, respectively, which is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2016. From the date of designation, all changes to the fair value of the interest rate swap have been recorded in other comprehensive income (loss) as the hedge is deemed effective.

As of September 30, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $14.6 million.  As of September 30, 2016 and December 31, 2015, the borrowers were in compliance with all related financial and other restrictive covenants. As of September 30, 2016, $2.4 million of the bank guarantee and  $0.3 million of the overdraft facility are being used by the borrowers. As of December 31, 2015,  $6.6 million of the bank guarantee and  $5.3 million of the overdraft facility was being used by the Company.  There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a Chinese Yuan Renminbi denominated short-term loan with Bank of America (“China Facility”) with an amount outstanding of $1.4 million as of September 30, 2016 at an interest rate of 4.79%, which matures in October 2016 and was subsequently renewed on a short term basis.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2016 and 2015 are below.

	For the three-month period ended September 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and income per share	$5,804	33,984	$0.17
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	371	—
Diluted earnings and earnings per share	$5,804	34,355	$0.17

	For the three-month period ended September 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(4,825)	28,618	$(0.17)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	—	—
Diluted loss and loss per share	$(4,825)	28,618	$(0.17)

	For the nine-month period ended September 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$12,954	33,953	$0.38
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	258	—
Diluted earnings and earnings per share	$12,954	34,211	$0.38

	For the nine-month period ended September 30, 2015
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(2,523)	27,066	$(0.09)
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	—	—
Diluted loss and loss per share	$(2,523)	27,066	$(0.09)

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended September 30, 2016 and 2015, 1.1 million and 1.3 million, respectively, and 1.4 million and 1.3 million during the nine-month periods ended September 30, 2016 and 2015, respectively, of outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On August 8, 2016, the Company declared and, on September 30, 2016, paid to common stockholders a quarterly dividend of $0.066 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.6 million and $0.4 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $1.7 million and $1.3 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

The Company granted no options during the three-month period ended September 30, 2016  and 154,000 options during the three-month period ended September 30, 2015.  The Company granted approximately 100,000 and 250,000 options during the nine-month periods ended September 30, 2016 and 2015, respectively.  The weighted-average fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was estimated at $2.07 and $4.53 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the nine months ended September 30, 2016 and 2015, the Company utilized a weighted-average volatility factor of 39% and 45%, respectively.

Expected Term: For the nine months ended September 30, 2016, and 2015, the Company utilized a weighted-average expected term factor of 6.5 years and 6.4 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the nine months ended September 30, 2016 and 2015, the Company utilized a weighted-average risk-free interest rate factor of 2.1% and 1.9%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.6% and 2.3% to value options granted during the nine months ended September 30, 2016 and 2015, respectively.

The Company granted approximately 165,000 and 310,000 restricted stock units during the three-month periods ended September 30, 2016 and 2015, respectively, and approximately 270,000 and 320,000 restricted stock units during the nine-month periods ended September 30, 2016 and 2015, respectively. The weighted-average fair value of restricted stock units granted during the nine months periods ended September 30, 2016 and 2015 was estimated at $9.77 and $9.48 per unit, respectively, using the value of stock in the open market on the date of grant.

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

There were approximately 74,000 options exercised during the nine months ended September 30, 2016. The Company received $0.5 million and $0.1 million in cash from employees and directors exercising options during the nine months ended September 30, 2016 and 2015, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $0.2 million.

11.	Stock Purchase

During the nine-month period ended September 30, 2016, the Company repurchased 30,000 shares of common stock from a former owner of a subsidiary acquired by the Company in a previous year for a total cost of $0.2 million. The shares were immediately retired.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension plan:
Service cost	$112	$58	$335	$175
Interest cost	356	354	1,069	1,060
Expected return on plan assets	(457)	(502)	(1,371)	(1,507)
Amortization of net actuarial loss	53	65	159	194
Net periodic benefit cost (gain)	$64	$(25)	$192	$(78)
Health care plan:
Interest cost	$1	$1	$3	$4
Amortization of loss	3	2	8	5
Net periodic benefit cost	$4	$3	$11	$9

We made contributions to our defined benefit plans during the nine months ended September 30, 2016 and 2015 totaling $29,000 and $0.4 million, respectively. We do not anticipate any further contributions to fund the pension plans and anticipate $25,000 of contributions for the retiree health care plan during the remainder of 2016. The unfunded liability of the plans of $11.0 million as of September 30, 2016 and December 31, 2015 is included in Other Liabilities on our Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2016 and December 31, 2015, the liability for uncertain tax positions totaled approximately $0.4 million and $1.0 million, respectively, which is included in Other Liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.  The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2016 and December 31, 2015, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $135.2 million and $174.8 million at September 30, 2016 and December 31, 2015, respectively.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $41.8 million and $34.2 million, respectively, of which $22.0 million and $18.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to support letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

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

As of September 30, 2016, future payments on the sale-leaseback financing liability are as follows (in thousands):

Fiscal Years	Payments
Remainder of 2016	$98
2017	399
2018	407
2019	415
2020	423
2021	431
Thereafter	3,480
Total payments	5,653
Less amount representing interest	(756)
Total sale-leaseback financing liability	4,897
Less current portion of sale-leaseback financing liability included in accounts payable and accrued expenses	(291)
Long-term portion of sale-leaseback financing liability included in other liabilities	$4,606

As of September 30, 2016 and December 31, 2015, the net carrying value of the Denton facility assets that are included in property, plant, and equipment on our Condensed Consolidated Balance Sheets amounted to $12.6 million and $13.1 million, respectively.  The useful life of these assets was modified to the remainder of the lease’s duration.

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

Indianapolis Facility

On August 16, 2016, the Company entered into an agreement to sell its manufacturing facility in Indianapolis, Indiana for gross proceeds of $3.3 million, less costs associated with the transaction of $0.1 million, or net proceeds of $3.2 million.  As a part of the transaction, the Company entered into a lease for the property from the purchaser for a period of 13 years.

The Company recorded a deferred gain on the sale of this facility in the amount of $2.0 million recorded in the Condensed Consolidated Balance Sheets as an offset to property, plant, and equipment, which will be recognized over the 13-year lease term.  As a result of this transaction, the Company initially recorded a capital lease obligation of $3.0 million for the facilities leased.  The weighted-average effective interest rate of the capital lease was 3.25%.

The future minimum payments for both capital leases that the Company entered into as of September 30, 2016, are as follows (in thousands):

Fiscal Years	Payments
Remainder of 2016	$184
2017	744
2018	759
2019	774
2020	790
2021	805
Thereafter	6,577
Total payments	10,633
Less amount representing interest	(2,049)
Present value of future minimum lease payments	8,584
Less current portion of capital lease obligation included in accounts payable and accrued expenses	(462)
Long-term portion of capital lease obligation included in other liabilities	$8,122

Prior to the execution of these transactions, the Company did not have any assets held under capital leases.  Capital lease assets included in the Condensed Consolidated Balance Sheets as part of property, plant, and equipment as of September 30, 2016, are as follows (in thousands):

	September 30, 2016	Depreciable Life (Years)

Building and improvements, net of deferred gain	$4,385	13
Less: Accumulated depreciation	(113)
Total	$4,272

16.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2016 for cases involving asbestos-related claims were $1.1 million, of which together with all legal fees other than corporate counsel expenses; $1.0 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $30,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 217 cases pending against the Company as of September 30, 2016 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 221 cases that were pending as of December 31, 2015. During the nine months ended September 30, 2016, 55 new cases were filed against the Company, and the Company was dismissed from 56 cases and settled 3 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During the third quarter of 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during the third quarter of 2014. The Company’s insurer, who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company in October 2014 seeking, among other things, recoupment of past legal costs paid.  The Southern District of Ohio subsequently ruled in April 2016 that the Company’s insurer did have a duty to defend the Company.  The Company is vigorously disputing this claim, including the pursuit of counterclaims against the insurer, and obtained a preliminary ruling that its insurer was obligated to provide the Company a defense for the Valero litigation.

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

Effective as of August 23, 2015, PMFG and the other defendants entered a memorandum of understanding with the plaintiffs in the Delaware Lawsuit regarding the settlement of the Delaware Lawsuit. In connection with this memorandum of understanding, PMFG agreed to make certain additional disclosures to PMFG’s stockholders in order to supplement those contained in the joint proxy statement/prospectus. After PMFG enters into a definitive agreement with the plaintiffs in the Delaware Lawsuit, the proposed settlement will be subject to notice to the class, Court approval, and, if the Court approves the settlement, the settlement, as outlined in the memorandum of understanding, will resolve all of the claims that were or could have been brought in the Delaware Lawsuit, including all claims relating to the decision to enter into the Mergers, entry of the Merger Agreement and any disclosure made in connection therewith including any such claims against CECO, Merger Sub I or Merger Sub II, but did not affect any stockholder’s rights to pursue appraisal rights. It is expected that the resolution of the Delaware Lawsuit will also resolve the Texas Lawsuit, which was stayed voluntarily by the plaintiff, but placed on Texas court’s two-week docket for a non-jury trial on August 15, 2016.  On May 11, 2016, the Court entered an order preliminarily approving the proposed settlement and setting a hearing on July 13, 2016 during which it would consider whether to enter an order granting final approval of the proposed settlement.

On September 1, 2016, the plaintiffs withdrew from the settlement and filed a notice of dismissal of their claims with prejudice.  On September 2, 2016, the Court granted plaintiffs’ request and dismissed their claims with prejudice.  The Court retained jurisdiction to consider any applications for “mootness” based attorneys’ fees and expenses from plaintiffs and/or the counsel for the objector.  Briefing on the attorneys’ fees request is ongoing.

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

As a result of the PMFG acquisition, the Company acquired a 60% equity investment in Peerless Propulsys that entitled the Company to 80% of Peerless Propulsys’s earnings.  In prior periods, the noncontrolling interest of Peerless Propulsys was reported as a separate component on the Condensed Consolidated Balance Sheets.  During the third quarter, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 in exchange for 100% ownership in the equity and earnings of Peerless Propulsys.  The minority interest had a carrying value of $4.1 million on July 11, 2016, after the purchase accounting adjustment noted in the following paragraph, compared to the purchase price of $5.3 million.  Since the Company already had control over the equity investment, the excess paid of $1.2 million was recorded as a debit to additional paid in capital.  The interest rate on the note payable is 1.50%, which approximates the market rate given the short term duration of the note payable.  All of the borrowers’ assets are pledged to secure this agreement. As of September 30, 2016, $5.3 million of this note payable was outstanding. The note is payable at the earlier of July 11, 2019 or thirty days subsequent to the sale of building and land that the Company owns in China.  As the Company intends to sell this building and land within one year of September 30, 2016, this note payable is currently classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.  In

conjunction with the entering into the agreement to acquire the noncontrolling interest of Peerless Propulsys, the Company listed the land and building as assets held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2016.

Additionally, during the third quarter of 2016, in concluding purchase accounting, the fair value of the building and land owned by Peerless Propulsys and the minority interest was finalized.  The fair value of the building and land was determined to be approximately $6.2 million, which resulted in a reduction of $5.2 million to the value of the building and land acquired as of the date of closing.  The corresponding fair value of the noncontrolling interest was then determined to be approximately $4.2 million, which resulted in a reduction of $1.8 million to the value of the noncontrolling interest acquired as of the date of closing.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2016.

(Table only in thousands)
Current assets (including cash of $27,100)	$92,293
Property and equipment	24,787
Other assets	953
Assets held for sale (a)	950
Deferred income tax asset	—
Goodwill	59,860
Intangible – finite life	29,940
Intangible – indefinite life	10,280
Total assets acquired	219,063
Current liabilities assumed	(73,364)
Deferred income tax liability	(800)
Long term liabilities assumed	(3,961)
Noncontrolling interest	(4,212)
Net assets acquired	$136,726

(a)

The assets held for sale consist primarily of real property, and are valued at the estimated proceeds less cost to sell. The Company has not recorded a gain or loss on the classification of the subject assets to be held for sale. The Company expects to complete the sale of the subject assets within the next twelve months.

For the three months ended September 30, 2016, PMFG accounted for $23.9 million of revenue and $3.7 million of pre-tax income included in the Company’s results.  For the nine months ended September 30, 2016, PMFG accounted for $73.8 million of revenue and $8.6 million of pre-tax income included in the Company’s results.

The fair values of the assets acquired and liabilities assumed, and the related tax balances were finalized during the quarter ended September 30, 2016.

The following unaudited pro forma information represents the Company’s results of operations as if the PMFG acquisition had occurred as of January 1, 2014:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Table only in thousands, except per share data)	2015	2015
Net sales	$119,070	$359,480
Net loss	(18,342)	(26,489)
Loss per share:
Basic	$(0.54)	$(0.76)
Diluted	$(0.54)	$(0.76)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $15.5 million and $16.8 million for the three-month and nine-month periods ended September 30, 2015 respectively. Shares used to calculate the basic and diluted loss per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

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

The financial segment information is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$36,606	$40,644	$119,939	$124,158
Energy Segment	50,259	40,014	151,058	91,666
Fluid Handling and Filtration Segment	14,866	17,136	46,874	50,075
Corporate and Other(1)	(135)	436	(842)	277
Net sales	$101,596	$98,230	$317,029	$266,176

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Income (loss) from Operations
Environmental Segment	$5,459	$5,225	$16,324	$14,383
Energy Segment	8,502	(1,082)	20,065	(447)
Fluid Handling and Filtration Segment	3,109	4,011	9,507	11,398
Corporate and Other(2)	(6,520)	(11,170)	(20,058)	(20,061)
Eliminations	(51)	822	(971)	-
Income (loss) from operations	$10,499	$(2,194)	$24,867	$5,273

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Property and Equipment Additions
Environmental Segment	$4	$49	$232	$130
Energy Segment	225	66	529	245
Fluid Handling and Filtration Segment(3)	1,118	65	4,428	133
Corporate and Other	1	5	7	18
Property and equipment additions	$1,348	$185	$5,196	$526

(3)

Includes non-cash additions of $1,089 and $4,385 for property, plant, and equipment acquired under capital leases during the three months ended September 30, 2016 and nine months ended September 30, 2016, respectively.  See Note 15 for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Depreciation and Amortization
Environmental Segment	$994	$1,092	$2,868	$3,349
Energy Segment	2,341	1,526	8,082	2,957
Fluid Handling and Filtration Segment	1,321	1,586	3,969	4,772
Corporate and Other	33	70	98	139
Depreciation and Amortization	$4,689	$4,274	$15,017	$11,217

(dollars in thousands)	September 30, 2016	December 31, 2015
Identifiable Assets
Environmental Segment	$122,350	$135,171
Energy Segment	263,059	283,002
Fluid Handling and Filtration Segment	155,143	161,394
Corporate and Other(4)	21,406	19,252
Identifiable Assets	$561,958	$598,819

(4)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	September 30, 2016	December 31, 2015
Goodwill
Environmental Segment	$55,031	$55,031
Energy Segment	76,443	72,075
Fluid Handling and Filtration Segment	93,057	93,057
Goodwill	$224,531	$220,163

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended September 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$38,454	$(941)	$—	$(878)	$(29)	$—	$36,606
Energy Segment	51,155	(874)	(22)	—	—	—	50,259
Fluid Handling and Filtration Segment	15,451	(313)	(88)	(184)	—	—	14,866
Corporate and Other(5)	—	—	—	—	—	(135)	(135)
Net Sales	$105,060	$(2,128)	$(110)	$(1,062)	$(29)	$(135)	$101,596

	Three Months Ended September 30, 2015
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$42,925	$(1,928)	$—	$(345)	$(8)	$—	$40,644
Energy Segment	41,511	(1,490)	(7)	—	—	—	40,014
Fluid Handling and Filtration Segment	17,654	(424)	(94)	—	—	—	17,136
Corporate and Other(5)	—	—	—	—	—	436	436
Net Sales	$102,090	$(3,842)	$(101)	$(345)	$(8)	$436	$98,230

	Nine Months Ended September 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$126,029	$(3,539)	$—	$(2,345)	$(206)	$—	$119,939
Energy Segment	153,476	(2,019)	(399)	—	—	—	151,058
Fluid Handling and Filtration Segment	48,508	(1,168)	(282)	(184)	—	—	46,874
Corporate and Other(5)	—	—	—	—	—	(842)	(842)
Net Sales	$328,013	$(6,726)	$(681)	$(2,529)	$(206)	$(842)	$317,029

	Nine Months Ended September 30, 2015
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Environmental Segment	$130,315	$(5,211)	$—	$(938)	$(8)	$—	$124,158
Energy Segment	96,037	(3,745)	(626)	—	—	—	91,666
Fluid Handling and Filtration Segment	51,847	(1,575)	(197)	—	—	—	50,075
Corporate and Other(5)	—	—	—	—	—	277	277
Net Sales	$278,199	$(10,531)	$(823)	$(938)	$(8)	$277	$266,176

(5)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2016 and 2015 reflect the consolidated operations of the Company and its subsidiaries.

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

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s segment presidents manage its division managers who are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, purchasing, safety, employee development and customer service excellence.  The segment presidents work closely with our Chief Executive Officer on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency -- accounting, payroll, human resources/benefits, information technology, safety support, internal control over financial reporting, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and will do future bolt-on acquisitions.

Our three reportable segments are: the Environmental segment, which produces various types of product recovery and air pollution control technologies; the Energy segment, which produces customized solutions for the power and petrochemical industry; and the Fluid Handling and Filtration (“FHF”) segment, which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage operational efficiencies.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income and margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of recent acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s recently completed acquisitions, the Company has incurred and expects to continue to incur substantial charges associated with the acquisition and integration of these companies. See Note 17 to the unaudited condensed consolidated financial statements for further information on acquisitions.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net sales	$101.6	$98.2	$317.0	$266.2
Cost of sales	67.9	67.4	217.8	187.8
Gross profit	$33.7	$30.8	$99.2	$78.4
Percent of sales	33.2%	31.4%	31.3%	29.5%
Selling and administrative expenses	$19.5	$18.0	$60.6	$46.1
Percent of sales	19.2%	18.3%	19.1%	17.3%
Acquisition and integration expenses	$0.2	$5.7	$0.5	$7.0
Percent of sales	0.2%	5.8%	0.2%	2.6%
Amortization and earn-out expenses	$3.5	$9.3	$13.2	$20.0
Percent of sales	3.4%	9.5%	4.2%	7.5%
Operating income (loss)	$10.5	$(2.2)	$24.9	$5.3
Operating margin	10.3%	(2.2%)	7.9%	2.0%

To compare operating performance between the three-month and nine-month periods ended September 30, 2016 and 2015, the Company has adjusted GAAP operating income (loss) to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) gain on insurance settlement and (4) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income (loss) and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Operating income as reported in accordance with GAAP	$10.5	$(2.2)	$24.9	$5.3
Operating margin in accordance with GAAP	10.3%	(2.2)%	7.9%	2.0%
Inventory valuation adjustment	—	—	0.1	—
Plant, property and equipment valuation adjustment	0.2	0.2	0.5	0.5
Gain on insurance settlement	—	—	(1.0)	—
Acquisition and integration expenses	0.2	5.7	0.5	7.0
Amortization and earn-out expenses	3.5	9.3	13.2	20.0
Non-GAAP operating income	$14.4	$13.0	$38.2	$32.8
Non-GAAP operating margin	14.2%	13.2%	12.1%	12.3%

Consolidated sales for the third quarter of 2016 increased $3.4 million, or 3.5%, to $101.6 million compared with $98.2 million in the third quarter of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $23.9 million in sales for the third quarter of 2016 and $12.6 million in sales for the third quarter of 2015.  This increase in sales is partially offset by decreases in sales for the Environmental Segment and Fluid Handling and Filtration Segment during the third quarter by $4.0 million and $2.2 million, respectively.

Consolidated sales for the first nine months of 2016 increased $50.8 or 19.1% to $317.0 million compared with $266.2 million in the first nine months of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $73.8 million in sales for the first nine months of 2016 and $12.6 million in sales for the first nine months of 2015.  This increase in sales is partially offset by decreases in sales for the Environmental Segment and FHF Segment during the first nine months of the year by $4.3 million and $3.2 million, respectively.

Gross profit increased $2.9 million, or 9.4%, to $33.7 million in the third quarter of 2016 compared with $30.8 million in the same period of 2015. The increase is primarily attributable to PMFG, which contributed $8.4 million and $4.5 million in gross profit for the third quarter of 2016 and 2015, respectively. Gross profit as a percentage of sales was 33.2% in the third quarter of 2016 compared with 31.4% in the third quarter of 2015.

Gross profit increased $20.8 million, or 26.5%, to $99.2 million in the first nine months of 2016 compared with $78.4 million in the same period of 2015.  The increase is primarily attributable to PMFG, which contributed $26.2 million and $4.5 million in gross profit for the first nine months of 2016 and 2015, respectively.  Gross profit as a percentage of sales was 31.3% in the first nine months of 2016 compared with 29.5% in the first nine months of 2015.  The higher gross profit margin in the first nine months of 2016 was primarily due to higher than average margins earned throughout the year by PMFG.

Orders booked were $96.2 million during the third quarter of 2016 and $325.1 million during the first nine months of 2016 as compared with $88.8 million during the third quarter of 2015 and $257.2 million during the first nine months of 2015. The increase in the 2016 periods was primarily due to the PMFG acquisition, which represented $19.4 million and $7.1 million of total bookings in the third quarter of 2016 and 2015, respectively. PMFG represented $72.3 million and $7.1 million of total bookings in the first nine months of 2016 and 2015, respectively.

Selling and administrative expenses increased $1.5 million to $19.5 million for the third quarter of 2016 compared with $18.0 million for the third quarter of 2015. The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is partially offset by the Company recording a gain of $0.6 million during the third quarter of 2016 related to a warranty settlement received from an external service provider of the Company.  Additionally, selling and administrative expenses increased as a percentage of sales from 18.3% in the third quarter of 2015 compared with 19.2% in the third quarter of 2016.

Selling and administrative expenses increased $14.5 to $60.6 million for the first nine months of 2016 compared with $46.1 for the first nine months of 2015.  The increase is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is partially offset by the Company recording gains of $1.6 million during the first nine months of 2016, which consisted of $1.0 million related to a life insurance settlement and $0.6 million related to a warranty settlement received from an external service provider of the Company.  Selling and administrative expenses increased as a percentage of sales from 17.3% in the first nine months of 2015 compared with 19.1% in the first nine months of 2016.

Acquisition and integration expenses were $0.2 million and $5.7 million during the third quarter of 2016 and 2015, respectively, and  $0.5 million and $7.0 million during the first nine months of 2016 and 2015, respectively.  The decrease in acquisition and integration expenses was primarily due to costs incurred as a result of the PMFG acquisition which occurred during the third quarter of 2015.

Amortization and earn-out expense was $3.5 million for the third quarter of 2016 compared with $9.3 million for the third quarter of 2015.  The decrease was primarily attributable to earn-out adjustments related to increased expense in the third quarter of 2015 for Zhongli Industrial Technology Co. Ltd. (“Zhongli”) that was partially offset by a $0.5 million gain related to a reduction of the earn-out for SAT Technology, Inc. (“SAT”).  Included in the third quarter 2015 expense was $5.4 million related to the fair value adjustment of the Zhongli earn-out during the period due to higher than expected operational profit at Zhongli after the acquisition.

Amortization and earn-out expense was $13.2 million for the first nine months of 2016 compared with $20.0 million for the first nine months of 2015.  The decrease was primarily attributable to earn-out adjustments related to the Zhongli acquisition that was recorded in 2015.  Included in the first nine months of 2015 expense was $9.9 million related to the fair value adjustment of the Zhongli earn-out during this period due to higher than expected operational profit at Zhongli after the acquisition.  These expense reductions were partially offset by increased amortization expense incurred due to the PMFG acquisition.

Operating income increased $12.7 million to $10.5 million in the third quarter of 2016 compared with a $2.2 million loss during the third quarter of 2015.  The Company achieved higher gross margins, lower acquisition and integration expenses, and lower amortization and earn-out expenses during the third quarter of 2016, which resulted in an increase in operating profit.  PMFG contributed $3.7 million and $1.5 million for the third quarter of 2016 and 2015, respectively.

Operating income increased $19.6 million to $24.9 million in the first nine months of 2016 compared with $5.3 million during the third quarter of 2015.  The Company achieved higher gross margins, lower acquisition and integration expenses, and lower amortization and earn-out expenses during the first nine months of 2016, which resulted in an increase in operating profit.  PMFG contributed $8.2 million and $1.5 million for the first nine months of 2016 and 2015, respectively.

Non-GAAP operating income was $14.4 million for the third quarter of 2016 compared with $13.0 million for the third quarter of 2015.  The increase is primarily due to the increases from PMFG as described above.

Non-GAAP operating income was $38.2 million for the first nine months of 2016 compared with $32.8 million for the first nine months of 2015.  The increase is primarily due to the increases from PMFG as described above.

Other income/expense, net was less than $0.1 million in the third quarter of 2016 compared with $0.3 million of expense in the third quarter of 2015.  During the third quarter of 2016, the net amount was due to $0.2 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange losses from normal business operations of $0.2 million.  During the third quarter of 2015, the net $0.3 million of expense was due primarily to net foreign currency exchange losses from business operations of $0.6 million, partially offset by the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary.

Other income/expense, net was $0.4 million of income in the first nine months of 2016 compared with $1.5 million of expense in the first nine months of 2015.  During the first nine months of 2016, the net $0.4 million of income was due to $0.6 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.3 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge.  During the first nine months of 2015, the net $1.5 million of expense was due primarily the effect of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which resulted in $1.7 million of expense during the first nine months of 2015.  This expense was offset by net foreign currency exchange gains from normal business operations of $0.2 million.

Interest expense increased to $1.9 million in the third quarter of 2016 from $1.7 million in the third quarter of 2015. The increase is due primarily to borrowings incurred in connection with the PMFG acquisition, which were outstanding for a longer period during the third quarter of 2016.

Interest expense increased to $6.0 million in the first nine months of 2016 from $3.8 million in the first nine months of 2015.  The increase is due primarily to borrowings incurred in connection with the PMFG acquisition.

Income tax expense was $2.8 million for the third quarter of 2016 compared with $0.6 million for the same quarter of 2015. The effective income tax rate for the third quarter of 2016 was 32.3% compared with a negative rate for the comparable period of 2015.  Income tax expense was $6.3 million for the first nine months of 2016 compared with $2.5 million for the same period of 2015.  The effective income tax rate for the first nine months of 2016 was 33.0% compared with a negative rate for the comparable period of 2015.  This rate change for the three and nine month periods is due primarily to an increase in income before taxes and a decrease in permanent differences related to non-deductible acquisition and earn-out expenses partially offset by a decrease in an income tax reserve.  Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and acquisition and earn-out related expenses, certain income tax reserves/deferrals, impact of foreign rate differences and decreased tax rates in certain foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales (less intra-, inter-segment sales)
Environmental Segment	$36,606	$40,644	$119,939	$124,158
Energy Segment	50,259	40,014	151,058	91,666
Fluid Handling and Filtration Segment	14,866	17,136	46,874	50,075
Corporate and Other(1)	(135)	436	(842)	277
Net sales	$101,596	$98,230	$317,029	$266,176

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Income (loss) from Operations
Environmental Segment	$5,459	$5,225	$16,324	$14,383
Energy Segment	8,502	(1,082)	20,065	(447)
Fluid Handling and Filtration Segment	3,109	4,011	9,507	11,398
Corporate and Other(2)	(6,520)	(11,170)	(20,058)	(20,061)
Eliminations	(51)	822	(971)	-
Income (loss) from operations	$10,499	$(2,194)	$24,867	$5,273

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Environmental Segment

Our Environmental Segment net sales decreased $4.0 million to $36.6 million in the third quarter of 2016 compared with $40.6 million in the same period of 2015. The decrease is due primarily to decreased volume of installation and fabrication of scrubbers, mist eliminators, and aeration tower product lines.

Our Environmental Segment net sales decreased $4.3 million to $119.9 million in the first nine months of 2016 compared with $124.2 million in the same period of 2015.  The decrease is due primarily to volume decreases for our scrubber, mist eliminator, and aeration tower product lines, partially offset by an increased volume of installation and fabrication of custom engineered industrial HVAC systems.

Operating income for the Environmental Segment increased $0.3 million to $5.5 million in the third quarter of 2016 from $5.2 million in the same period of 2015. This increase was primarily due to the Environmental Segment achieving higher gross margins on decreased sales and a reduction in selling and administrative expenses during the third quarter of 2016 attributable to a more favorable project mix.

Operating income for the Environmental Segment increased $1.9 million to $16.3 million in the first nine months of 2016 from $14.4 million in the same period of 2015.  This increase was primarily due to $0.5 million of income as a result of an adjustment to the fair value of the earn-out from our SAT Technology Inc. acquisition, as well as higher gross margins and decreased selling and administrative expenses attributable to a more favorable project mix during the first nine months of 2016.

Energy Segment

Our Energy Segment net sales increased $10.3 million to $50.3 million in the third quarter of 2016 compared with $40.0 million in the same period of 2015. The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $23.9 million in sales for the third quarter of 2016 and $12.6 million in sales for the third quarter of 2015.

Our Energy Segment net sales increased $59.4 million to $151.1 million in the first nine months of 2016 compared with $91.7 million in the same period of 2015.  The increase is primarily attributable to PMFG, acquired in September 2015, which contributed $73.8 million in sales for the first nine months of 2016 and $12.6 million in sales for the first nine months of 2015.

Operating income for the Energy Segment increased $9.6 million to $8.5 million in the third quarter of 2016 compared with $(1.1) million loss in the third quarter of 2015. The increase is partially attributable to PMFG, which contributed $3.7 million and $1.8 million for the third quarter of 2016 and 2015, respectively.   Included in the third quarter 2015 expense was $5.4 million related to the fair value adjustment of the Zhongli earn-out during this period.  Additionally, there was a general improvement in gross margin percentages within the segment period over period.

Operating income for the Energy Segment increased $20.5 million to $20.1 million in the first nine months of 2016 compared with a $(0.4) million loss in the same period of 2015.  The increase is partially attributable to PMFG, which contributed $8.2 million and $1.8 million for the first nine months of 2016 and 2015, respectively.    Included in the first nine months of 2015 expense was $9.9 million related to the fair value adjustment of the Zhongli earn-out during this period.  Additionally, there was a general improvement in gross margin percentages within the segment period over period.

Fluid Handling and Filtration Segment

Our FHF Segment net sales decreased $2.2 million to $14.9 million in the third quarter of 2016 compared with $17.1 million in the same period of 2015. The decrease is due to sales volume decline within the segment period over period, which is primarily attributable to a temporary weakness in the North American industrial market.

Our FHF Segment net sales decreased $3.2 million to $46.9 million in the first nine months of 2016 compared with $50.1 million in the first nine months of 2015.  The decrease is due to sales volume decline within the segment period over period, which is primarily attributable to a temporary weakness in the North American industrial market.

Operating income for FHF decreased $0.9 million to $3.1 million in the third quarter of 2016 compared with $4.0 million in the third quarter of 2015. The decrease is due to sales volume decline described above.

Operating income for FHF decreased $1.9 million to $9.5 million in the first nine months of 2016 compared with $11.4 million in the same period of 2015.  The decrease is due to sales volume decline described above.

Corporate and Other Segment

Operating loss for Corporate and Other Segment decreased $4.7 million to $6.5 million in the third quarter of 2016 compared with $11.2 million in the same period of 2015. The decrease in the loss period over period is primarily attributable to decreased acquisition and integration expenses attributable to the Company’s acquisition of PMFG, which is partially offset by incurring additional costs to support the additional revenues from PMFG’s operations.

Operating loss for Corporate and Other Segment was relatively flat at $20.1 million in the first nine months of 2016 compared with a $20.1 million loss in the same period of 2015.  The similar costs period over period is primarily attributable to decreased acquisition and integration expenses attributable to the Company’s acquisition of PMFG, which is offset by incurring additional costs to support the additional revenues from PMFG’s operations.  These additional costs are partially offset by the recording of a gain of $1.0 million during the first nine months of 2016 related to a life insurance settlement.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month period. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of September 30, 2016, was $219.3 million compared with $211.2 million as of December 31, 2015. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2016, the Company had working capital of $68.7 million, compared with $80.3 million at December 31, 2015. The ratio of current assets to current liabilities was 1.47 to 1 as compared with a ratio of 1.54 to 1 at December 31, 2015. The $11.6 million decrease in working capital from December 31, 2015 to September 30, 2016 was primarily related to the net effect of increased cash and cash equivalents ($7.6 million), an increase in assets held for sale ($6.4 million) and an increase in prepaid expenses and other current assets ($5.7 million), offset by a decrease in accounts receivable ($14.4 million), an increase in billing in excess of costs and estimated earnings on uncompleted contracts ($6.9 million), and a decrease in inventory ($8.6 million).  During the nine months ended September 30, 2016, the Company made a prepayment of $23.3 million on the outstanding balance of the term loan, of which $17.8 million was applied to the long-term portion of the debt balance, which caused a reduction in working capital.   As described in Note 17, the Company entered into a note payable agreement for $5.3 million during the nine months ended in September 30, 2016, which the Company believes will become due within a year. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO), and reduction of inventory levels, without reducing service to its customers.

At September 30, 2016 and December 31, 2015, cash and cash equivalents totaled $41.8 million and $34.2 million, respectively. As of September 30, 2016 and December 31, 2015, $22.0 million and $18.0 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at September 30, 2016 and December 31, 2015:

(Table only in thousands)	September 30, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined in Note 8).

   Term loan payable in quarterly principal installments of $2.1 million through September 2017, $2.9 million through

   September 2018, and $3.6 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$135,209	$166,813
- U.S. Dollar revolving loans	—	8,000
- Unamortized debt discount and debt issuance costs	(3,426)	(4,229)
Total outstanding borrowings under Credit Facility	131,783	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility	1,355	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	309	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro- denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	133,447	177,328
Less: current portion	10,216	19,494
Total debt, less current portion	$123,231	$157,834

Credit Agreement

As of September 30, 2016 and December 31, 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

(dollars in millions)	September 30, 2016	December 31, 2015
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	(8.0)
Letters of credit open	(16.9)	(15.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at September 30, 2016 and €14.0 million December 31, 2015 in U.S. Dollar equivalent)	14.6	15.3
Draw down	(0.3)	(5.3)
Letters of credit open	(2.4)	(6.6)
China facility	4.5	4.5
Draw down	(1.4)	(1.4)
Total unused credit availability	$78.1	$63.1
Amount available based on borrowing limitations	$42.9	$11.9

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by (used in) operating activities	$52,879	$(8,866)
Net cash used in investing activities	(510)	(35,260)
Net cash provided by (used in) financing activities	(44,337)	56,778
Effect of exchange rate changes on cash and cash equivalents	(412)	(51)
Net increase (decrease) in cash	$7,620	$12,601

For the nine months ended September 30, 2016, $52.9 million of cash was provided by operating activities compared with $8.9 million used in operating activities in the prior year period. The $61.8 million increase in cash flow from operating activities was partially due to an increase net income of $15.4 million. Additionally, there were a few favorable net working capital items in the first nine months of 2016 compared with the same period in 2015. The incremental cash provided was comprised of $31.9 million in accounts receivable, $7.4 million in inventories, $7.1 million in billings in excess of costs and estimated earnings on uncompleted contracts, and $14.0 million in costs and estimated earnings in excess of billings on uncompleted contracts. The incremental cash used was comprised of $12.4 million in accounts payable and accrued expenses and $3.2 million in prepaid expenses and other current assets.  The increase in cash provided by operating activities is primarily attributable to increased execution of managing working capital during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, net cash used in investing activities was $0.5 million compared with net cash used in investing activities of $35.3 million in the prior year period. In the current year period, cash used in investing activities was primarily the result of cash provided by the sale of property and equipment of $0.3 million, offset by cash used for the acquisitions of property and equipment totaling $0.8 million.  In the prior year period, cash used in investing activities was primarily the result of cash used for additions to property and equipment of $0.5 million and net cash paid for acquisition of $37.1 million offset by the proceeds from sales of property and equipment, including assets held for sale, totaling $2.4 million.

For the nine months ended September 30, 2016, net cash used in financing activities was $44.3 million due principally to net term loan repayments of $31.6 million, net payments on revolving credit facilities of $13.1 million, earn-out payments of $9.3 million, and $6.7 million in dividends paid to common stockholders, which was partially offset by proceeds from sale-leaseback transactions of $14.2 million.  During the nine-month period ended September 30, 2016, the Company entered into three sale-leaseback transactions that caused the Company to recognize a sale-leaseback financing liability in the amount of $5.0 million and capital lease obligations in the amount of $8.7 million.  In the prior year period, net cash provided by financing activities was $56.8 million due principally to borrowings of long-term debt of $170.0 million, offset by term loan repayments of $102.0 million, financing fees paid of $2.9 million, and $5.7 million in dividends paid to common stockholders.

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

Management believes there have been no significant changes during the three and nine month periods ended September 30, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of September 30, 2016 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $133.4 million at September 30, 2016. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2016.  Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at September 30, 2016 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2016, as discussed below.

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

We believe the initiated remediation measures will strengthen our internal control over financial reporting and should eventually remediate the material weaknesses identified. However, because we are still assessing the design and operating effectiveness of these measures and need to put more controls in place, the identified material weaknesses have not been remediated as of September 30, 2016. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the nine months ended September 30, 2016. Based on these additional procedures and assessment, we concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

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

Date: November 8, 2016