Form 10-K
period 2016-12-31
CECO ENVIRONMENTAL CORP
filed 2017-03-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $260.6 million based upon the closing market price and shares of common stock outstanding as of June 30, 2016. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 6, 2017, the registrant had 34,386,723 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. Words such as “estimate,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “should,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties are discussed in more detail in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to: our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the environmental, energy, and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, CECO undertakes no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe demand for our products and services will continue to be driven by the following factors:

•

Global Economic Conditions.  The Company’s businesses are impacted by economic conditions around the globe.  Higher economic growth and other factors that would increase industrial gross domestic product and capital expenditures are projected to impact the markets the Company serves and could affect the Company’s businesses by increasing demand for the Company’s products and services.

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

Strategy

Our goal is to become the global leader in environmental, energy, fluid handling and filtration products and services by delivering exceptional value for our customers, shareholders, and employees.  Management is evaluating and refreshing our corporate strategy.  Our core focus is:

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

Our strategy utilizes our resource capabilities to help customers meet specific regulatory requirements within their business processes through optimal design and integration, improvement of efficiencies, reduction in maintenance and extension of the life of our customer’s infrastructure. Our engineering and design expertise in environmental, energy, and fluid handling and filtration, combined with our comprehensive suite of product and service offerings allow us to provide customers with a one-stop, cost-effective solution to meet their integrated abatement needs.

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

Global Diversification and Broad Customer Base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2016, we had a diversified customer base of approximately 5,400 active customers across a range of industries. Our customers represent some of the largest refineries, power, chemical processes, metals and minerals, energy market and industrial manufacturing companies. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ processes change and modifications or additions to their systems become necessary.

Experienced Management and Engineering Team. Our senior management team has substantial experience in the environmental, energy, and fluid handling and filtration segments. The business experience of our management team enables us to pursue our strategy. Our senior management team is supported by a strong operating management team, which possesses extensive operational and managerial experience, most of which has been with us and our family of companies. Our workforce includes approximately 230 engineers, designers, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering teams have been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

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

We intend to continue to expand our sales force, customer base, and end markets, and have continued to pursue potential attractive growth opportunities both domestically and globally, including international projects in Asia, South America, and EMEA.

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

Maintain Strong Customer Focus. We enjoy a diversified customer base of approximately 5,400 active customers across a broad base of industries, including power, municipalities, chemical, industrial manufacturing, refining, petrochemical, metals, minerals and mining, hospitals and universities. We believe that there are multiple opportunities for us to expand our penetration of existing markets and customers.

Products and Services

We believe we are a leading provider of critical solutions to the environmental, energy, and fluid handling and filtration segments. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that control emissions from such facilities, as well as fluid handling and filtration systems. We provide a wide spectrum of products and services including dampers and diverters, selective catalytic reduction and selective non-catalytic reduction systems, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, fluid handling equipment and plant engineering services and engineered design build fabrication.

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

Sales, Marketing and Support

Our global selling strategy is to provide a solutions-based approach by being a single source provider of technology products and services. The strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units that are then integrated. We believe this strategy provides a discernible competitive advantage. We execute this strategy by utilizing our portfolio of in-house technologies and those of third-party equipment suppliers. Many of these have been long standing relationships, which have evolved from pure supplier roles to value-added business partnerships. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support, and single source. Our value proposition to customers is to provide competitively priced, customized solutions. Our industry-specific knowledge, accompanied by our product and service offerings, provides valuable synergies for design innovation.

We sell and market our products and services with our own direct sales force, including employees in the United States, the Netherlands, United Kingdom, Canada, United Arab Emirates, India, Mexico, China, and Singapore, in conjunction with outside sales representatives in North America, South America, EMEA, Asia, and India. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2016, 2015 or 2014. We do not believe the loss of any one of our customers would have a material adverse effect on us.

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

Typically, on turnkey projects, we subcontract such things as manufacturing, electrical work, concrete work, controls, conveyors and insulation. We use subcontractors with whom we have good working relationships and review each project at the beginning and on an ongoing basis to help ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer.  The Company’s asset-light business model focuses on effective management of subcontractors, which allows the Company to achieve targeted working capital levels through reduction in certain assets and reduced capital expenditures.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 to 18 months. Our customers may have the right to cancel a given order, although historically cancellations have been rare. Backlog was approximately $197.0 million and $211.2 million as of December 31, 2016 and 2015, respectively. Substantially all 2015 backlog was completed in 2016. Most of the 2016 backlog is expected to be completed in 2017. Backlog is not defined by U.S. generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants.  We believe no single company competes with us across the full range of our systems and products.  Competition in the markets we serve is based on a number of considerations, including price, timeliness of delivery, technology, applications experience, know-how, reputation, product warranties and service.  Demand for our product can vary period over period depending on conditions in the markets we serve.  Revenue recognized during the period is correlated with the orders booked in prior periods.  We believe our reputation, technical engineering capabilities and service differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

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

We are subject to the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes. We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures. In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards when needed. Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have a material adverse effect on our financial position, results of operations or cash flows.

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

Financial Information about Geographic Areas

For 2016, 2015 and 2014, sales to customers outside the United States, including export sales, accounted for approximately 37%, 38% and 30%, respectively, of consolidated net sales. The largest portion of these sales were to Asian and European customers. Of consolidated long-lived assets, $34.8 million and $51.8 million were located outside of the United States as of December 31, 2016 and 2015, respectively. Our operations outside of the United States are subject to additional risks, which are fully described in “Item 1A. Risk Factors.”

Employees

We had approximately 970 full-time and 15 part-time employees as of December 31, 2016. The facilities in Greensboro, North Carolina, Louisville, Kentucky, Columbia, Tennessee, and Telford, Pennsylvania are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to a collective bargaining agreements. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2016, 175 employees were represented by international or independent labor unions under various union contracts that expire at various intervals.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 6, 2017. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position with CECO
Jason DeZwirek	46	Chairman of the Board of Directors
Dennis Sadlowski	56	Interim Chief Executive Officer, President and Director
Matthew Eckl	36	Chief Financial Officer and Secretary
Edward J. Prajzner	50	Executive Vice President of Corporate Development
Benton L. Cook	54	Vice President of Finance and Controller

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

Dennis Sadlowski has served as a Director since May 2016 and as our Interim Chief Executive Officer and President since January 2017.  Prior to assuming his interim positions with the Company, Mr. Sadlowski was the Chief Operating Officer of LSG Sky Chefs North America, a provider of food and food-related services for transportation providers, from April 2013 until March 2015. Previously, Mr. Sadlowski served as the Chief Executive Officer of International Battery, an early stage green tech company focused on large format lithium ion batteries for the grid storage markets, from September 2011 until April 2012. From July 2000 to March 2010, Mr. Sadlowski worked in a variety of roles at Siemens AG, a global manufacturer, including serving as the President & Chief Executive Officer of its subsidiary, Siemens Energy & Automation, Inc. Mr. Sadlowski has also previously worked at General Electric and Thomas & Betts. Mr. Sadlowski serves on the Board of Directors and Audit Committee of Trojan Battery, a privately-held global leader in deep cycle lead-acid batteries.

Matthew Eckl has served as our Chief Financial Officer and Secretary since January 2017.  Prior to joining the Company, Mr. Eckl served as Vice President, Finance – Energy Group at Gardner Denver, Inc. from 2012 until January 2017.  In this role, he oversaw a $1 billion revenue business group that designs, manufactures, markets and services pumps, fluid transfer equipment and engineered systems for oil & gas and petrochemical industries.  Prior to joining Gardner Denver, Mr. Eckl served at various roles of increasing responsibility within General Electric Company, a global digital industrial company, from 2002 until 2012, where he worked with various business groups to integrate new acquisitions and streamline financial reporting processes.

Edward J. Prajzner has served as our Executive Vice President of Corporate Development since January 2017.  He previously served as Chief Financial Officer and Secretary from March 2014 through January 2017 and as Chief Accounting Officer and Vice President of Finance from September 2013 through March 2014. Mr. Prajzner served as Corporate Controller and Chief Accounting Officer of Met-Pro Corporation (“Met-Pro”) from June 2012 until its acquisition by the Company in August 2013. Prior to joining Met-Pro in May 2012, Mr. Prajzner served as Senior Vice President and Corporate Controller of CDI Corporation, an engineering and staffing company, from November 2010 to March 2012. From December 2008 to December 2010, he served as the Corporate Controller of American Infrastructure, Inc., a heavy civil engineering company.

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

Our backlog was approximately $197.0 million at December 31, 2016 from $211.2 million at December 31, 2015. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Our subsidiary, Met-Pro, beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions that caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2016 for cases involving asbestos-related claims were $1.1 million, of which together with all legal fees other than corporate counsel expenses, $1.0 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $30,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 229 cases pending against the Company as of December 31, 2016 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 221 cases that were pending as of January 1, 2016. During 2016, 75 new cases were filed against the Company, and the Company was dismissed from 63 cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Changes in current environmental legislation could have an adverse impact on the sale of our environmental control systems and products and on our financial condition, results of operations and cash flows.

Our business is primarily driven by capital spending, clean air rules, plant upgrades by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health.  These laws include, but are not limited to, U.S. federal statues such as Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries.  These U.S. laws and regulations may change and other countries may not adopt similar laws and regulations.  Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates are delayed, or to the extent that regulatory authorities reduce enforcement.

Volatility of oil and natural gas prices can adversely affect demand for our products and services

Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services.  Current energy prices are important contributors to cash flow for our customers and their ability to fund capital expenditure activities.  Expectations about future prices and price volatility are important for determining future spending levels.  Lower oil and natural gas prices generally lead to decreased spending by our customers.  While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers.  Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is a higher perceived risk.  Any of these factors could affect the demand for oil and natural gas and could have a material effect on our results of operations.

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

For the year ended December 31, 2016, approximately 37% of our total revenue was derived from products or services ultimately delivered or provided to end-users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Our goal is to balance revenues 50/50 between the United States and the rest of the world. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include:

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

As of December 31, 2016, goodwill and indefinite lived intangibles represented $192.2 million, or 38.5%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are our estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which our goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

As of December 31, 2016, we had outstanding indebtedness of $128.5 million. Our outstanding indebtedness could have important consequences for investors, including the following:

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

Under Section 404 of Sarbanes-Oxley, we are required to include in each of our Annual Reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and an attestation report of our independent auditor. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of Sarbanes-Oxley, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

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

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of Sarbanes-Oxley and the rules and regulations promulgated thereunder by the SEC, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls can prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The markets that the Company serves are characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our products and processes obsolete. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in technology and regulatory standards and to respond with new and enhanced products on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot guarantee that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2016, 175 of our approximately 980 employees are represented by international or independent labor unions under various union contracts that expire from May 14, 2017 to November 11, 2019. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Occasionally we act as a prime contractor in some of the engineered projects we undertake. In our capacity as lead provider and when acting as a subcontractor, we perform a portion of the work on our projects with our own resources and typically subcontract activities such as manufacturing, electrical work, concrete work, insulation, conveyors and controls. In our industry, the lead contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to risk associated with the failure of one or more subcontractors to perform as anticipated.

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

Given that approximately 37% of our revenues are outside the United States, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly from and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

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

We may be subject to substantial withdrawal liability assessments in the future related to multiemployer pension plans to which certain of our subsidiaries make contributions pursuant to collective bargaining agreements.

Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan.  In certain circumstances, an employer can be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan.  If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the year ended December 31, 2016, the sales price of our common stock on the NASDAQ has ranged from a low of $5.60 to a high of $14.88 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

We have reserved 3.3 million shares of our common stock for issuance under our 2007 Equity Incentive Plan (the “2007 Plan”), which may include option grants, stock grants and restricted stock grants. As of December 31, 2016, approximately 2.9 million options or shares of restricted stock have been issued under the 2007 Plan.

We had outstanding options to purchase approximately 15,000 shares of our common stock under our 1997 Stock Option Plan, and outstanding options to purchase approximately 1.5 million shares of our common stock and outstanding restricted stock units relating to approximately 0.5 million shares of our common stock under our 2007 plan as of December 31, 2016. The shares under both plans are registered for resale on currently effective registration statements.

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

Pursuant to our stock incentive plan, we may grant stock awards to our employees, directors and consultants. Dilution will occur upon exercise of any outstanding stock awards convertible into or exchangeable or exercisable for common stock. Moreover, if we raise additional funds by issuing additional common stock, or securities, further dilution to our existing shareholders will result. In addition, we have historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts, which may cause dilution when exercised.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following facilities were owned or leased by the Company as of December 31, 2016.

Owned and Leased Locations	Type	Square Footage	Leased or Owned
Energy Segment:
Moorpark, California	Sales	4,300	Leased
Ventura, California	Sales	1,281	Leased
Cincinnati, Ohio	Manufacturing	96,400	Leased
Nunspeet, the Netherlands	Manufacturing	58,125	Leased
Nunspeet, the Netherlands	Sales	6,545	Leased
JiangYin City, People’s Republic of China	Manufacturing	181,447	Leased
Montreal, Canada	Sales	3,514	Leased
Orchard Park, New York	Sales	17,900	Leased
Denton, Texas	Manufacturing	80,000	Leased
Monroe, Connecticut	Sales	8,825	Leased
Alberta, Canada	Sales	1,100	Leased
Dubai, United Arab Emirates	Sales	2,463	Leased
Dubai, United Arab Emirates	Sales	906	Leased
Singapore	Sales	4,643	Leased
Zhenjiang, People’s Republic of China	Held for Sale	175,000	Owned
Essex, United Kingdom	Sales	120	Leased
Wichita Falls, Texas	Held for Sale	128,000	Owned
Environmental Segment:
Anaheim, California	Sales	7,000	Leased
Wood Dale, Illinois	Sales/Warehouse	16,000	Leased
Lennon, Michigan	Sales/Warehouse	8,000	Leased
Louisville, Kentucky	Manufacturing	35,000	Owned
Lebanon, Pennsylvania	Sales	4,221	Leased
Pittsburgh, Pennsylvania	Sales	4,000	Leased
Columbia, Tennessee	Manufacturing	34,800	Leased
Shanghai, People's Republic of China	Sales	270	Leased
Pune, India	Sales	678	Leased
Islandia, New York	Sales	8,178	Leased
Cambridgeshire, United Kingdom	Sales	1,600	Leased
Shanghai, People’s Republic of China	Sales	5,608	Leased
Adelanto, California	Manufacturing	17,125	Leased
Louisville, Kentucky	Sales	5,450	Leased
Cincinnati, Ohio	Sales/Warehouse	53,210	Leased
Salt Lake City, Utah	Manufacturing	13,600	Leased
Greensboro, North Carolina	Manufacturing	30,000	Leased
Fluid Handling and Filtration Segment:
Telford, Pennsylvania	Manufacturing	93,500	Leased
Indianapolis, Indiana	Manufacturing	66,000	Leased
Heerenveen, the Netherlands	Manufacturing	34,000	Owned
Guangzhou, People’s Republic of China	Manufacturing	17,168	Leased
Corporate offices:
Cincinnati, Ohio	Administrative	7,000	Leased
Toronto, Canada	Administrative	4,000	Leased
Wayne, Pennsylvania	Administrative	2,600	Leased
Dallas, Texas (a)	Administrative	18,267	Leased

(a) Location is also used by the Company’s Energy Segment as a management office.

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

	2016				2015
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$14.88	$11.75	$8.87	$7.85	$11.12	$11.48	$12.78	$15.69
Low	9.53	8.50	5.92	5.60	6.87	7.93	10.54	10.20

Performance Graph

The following graph sets forth the cumulative total return to CECO’s shareholders during the five years ended December 31, 2016, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. Assumes $100 was invested on December 31, 2011, including the reinvestment of dividends, in each category.

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of our shareholders. Future dividends and the dividend policy may be changed or cancelled at the Board of Director’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Agreement. During 2016 and 2015, our Board of Directors declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2016	December 30, 2016
$0.066	September 16, 2016	September 30, 2016
$0.066	June 18, 2016	June 30, 2016
$0.066	March 18, 2016	March 31, 2016
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015

On March 6, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share. The dividend will be paid on March 31, 2017 to all shareholders of record at the close of business on March 17, 2017.

Holders

The approximate number of registered shareholders of record of our common stock as of March 6, 2017 was 351, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/16 to 10/31/16	-	-	-	-
11/1/16 to 11/30/16	-	-	-	-
12/1/16 to 12/31/16	75,000	$14.00	-	-
Total	75,000	$14.00	-	-

(1)

All acquisitions of shares reflected above consisted of a repurchase from a former owner of a subsidiary of the Company and a current segment president.  All shares repurchased during the fourth quarter of 2016 were repurchased in December 2016.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.	Selected Financial Data

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net sales	$417,011	$367,422	$263,217	$197,317	$135,052
Gross profit	134,859	109,171	84,823	61,555	42,443
Amortization and earn out expenses	20,231	25,613	10,151	6,761	331
Intangible asset impairment	57,923	3,340	—	—	—
(Loss) income from operations	(25,562)	4,949	21,663	6,972	16,683
Net (loss) income	(38,254)	(5,734)	13,077	6,557	10,850
Net (loss) income attributable to CECO Environmental Corp.	(38,218)	(5,602)	13,077	6,557	10,850
Basic (loss) earnings per common share	$(1.12)	$(0.19)	$0.51	$0.33	$0.73
Diluted (loss) earnings per common share	$(1.12)	$(0.19)	$0.50	$0.32	$0.65
Weighted average shares outstanding – basic	33,979,549	28,791,662	25,750,972	20,116,991	14,813,186
Weighted average shares outstanding – diluted	33,979,549	28,791,662	26,196,901	20,719,951	17,246,058
Dividends declared per common share	$0.264	$0.264	$0.230	$0.200	$0.160
Dividends paid	8,995	7,977	5,937	4,337	2,460
Working capital:
Total assets	498,634	598,819	412,107	349,210	94,104
Short-term debt	8,827	19,494	8,887	9,922	—
Long-term debt	114,366	157,834	102,969	79,160	—
Short-term capital lease and sale-leaseback financing liability	764	—	—	—	—
Long-term capital lease and sale-leaseback financing liability	12,533	—	—	—	—
Shareholders’ equity	190,082	245,021	181,224	170,406	61,994

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

Industry Trends and Corporate Strategy

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, wherever we operate or do business. Our geographic and industry diversity, and the breadth of our product and services portfolios, have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.

We believe growth for our products and services is driven by the increasing demand for energy consumption and a shift towards cleaner sources such as natural gas, nuclear, and renewable sources. These trends should stimulate investment in new power generation facilities, pipeline expansion and related infrastructure, and in upgrades of existing facilities.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels. In developed markets, natural gas is increasingly becoming one of the energy sources of choice.  We supply product offerings throughout the entire natural gas infrastructure value chain and believe expansion will drive growth within our Energy segment for our pressure products and SCR systems for natural-gas-fired power plants.  Increased global natural gas production as a percent of total energy consumption, miles of new pipeline being added globally, and an increase in liquification capacity all stand to drive the need for our products.

We also believe there is a trend in both developed and emerging markets to control and reduce emissions of harsher fuel sources for which our Air Pollution Control equipment is required.  In emerging markets including China, India, and South East Asia our business is positioned to benefit from tightening of air pollution standards.  In developed markets, growth of industrialization will drive greater output of emissions requiring our equipment as well.  In both markets, we expect capital expenditures for our equipment to increase and the need for our aftermarket services to grow as companies seek to meet new standards.

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

In general, subcontracts provide us the most flexibility in margin followed by labor, material, and equipment. Across our various product lines, the relative relationships of these factors change and cause variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage.

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

The Company has provided the non-GAAP financial measures of non-GAAP gross profit and non-GAAP gross profit margin, non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income attributable to CECO Environmental Corp. as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the

Company’s acquisition and integration of acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s completed acquisitions, the Company has incurred substantial charges associated with the acquisition and integration. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Note 17 to the audited consolidated financial statements for further information.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
($ in millions)	2016	2015	2014
Net sales	$417.0	$367.4	$263.2
Cost of goods sold	282.1	258.2	178.4
Gross profit	$134.9	$109.2	$84.8
Percent of sales	32.4%	29.7%	32.2%
Selling and administrative expenses	$81.9	$67.5	$51.4
Percent of sales	19.6%	18.4%	19.5%
Acquisition and integration expenses	$0.5	$7.9	$1.3
Percent of sales	0.1%	2.2%	0.5%
Amortization and earn-out expenses	$20.2	$25.6	$10.1
Percent of sales	4.8%	7.0%	3.8%
Intangible asset and goodwill impairment	$57.9	$3.3	$—
Percent of sales	13.9%	0.9%	—
Legal reserves	$—	$—	$0.3
Percent of sales	—	—	0.1%
Operating (loss) income	$(25.6)	$4.9	$21.7
Percent of sales	(6.1)%	1.3%	8.2%

To compare operating performance between the years ended December 31, 2016, 2015 and 2014, the Company has adjusted GAAP operating (loss) income and GAAP net (loss) income to exclude (1) acquisition and integration related expenses, including legal, accounting, and banking expenses, (2) amortization and contingent acquisition expenses, including amortization of acquisition-related intangibles, retention, severance, and earn-out expenses, (3) legal reserves, (4) inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro and PMFG acquisitions, (5) intangible asset and goodwill impairment, (6) foreign currency remeasurement with respect to intercompany loans, (7) write-off of deferred financing fees associated with debt extinguishment, (8) gains on life insurance settlements, and (9) with respect to net income, associated tax benefits of these charges. The Company has adjusted GAAP gross profit to exclude inventory valuation and plant, property and equipment valuation adjustments related to the Met-Pro and PMFG acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP gross profit and GAAP gross profit margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating (loss) income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net (loss) income attributable to CECO Environmental Corp. to non-GAAP net income attributable to CECO Environmental Corp.:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Gross profit as reported in accordance with GAAP	$134.9	$109.2	$84.8
Gross profit margin in accordance with GAAP	32.4%	29.7%	32.2%
Inventory valuation adjustment	0.1	0.5	—
Plant, property and equipment valuation adjustment	0.6	0.6	0.6
Non-GAAP gross profit	$135.6	$110.3	$85.4
Non-GAAP Gross profit margin	32.5%	30.0%	32.4%

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Operating (loss) income as reported in accordance with GAAP	$(25.6)	$4.9	$21.7
Operating margin in accordance with GAAP	(6.1)%	1.3%	8.2%
Inventory valuation adjustment	0.1	0.5	—
Plant, property and equipment valuation adjustment	0.6	0.6	0.6
Gain on insurance settlement	(1.0)	—	—
Acquisition and integration expenses	0.5	7.9	1.3
Amortization and earn-out expenses	20.2	25.6	10.1
Intangible asset and goodwill impairment	57.9	3.3	—
Legal reserves	—	—	0.3
Non-GAAP operating income	$52.7	$42.8	$34.0
Non-GAAP Operating margin	12.6%	11.6%	12.9%

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Net (loss) income attributable to CECO Environmental Corp. as reported in accordance with GAAP	$(38.2)	$(5.6)	$13.1
Inventory valuation adjustment	0.1	0.5	—
Plant, property and equipment valuation adjustment	0.6	0.6	0.6
Gain on insurance settlement	(1.0)	—	—
Acquisition and integration expenses	0.5	7.9	1.3
Amortization and earn-out expenses	20.2	25.6	10.1
Intangible asset and goodwill impairment	57.9	3.3	—
Legal reserves	—	—	0.3
Deferred financing fee adjustment	—	0.3	—
Foreign currency remeasurement	0.8	2.5	2.9
Tax benefit of expenses	(7.4)	(7.1)	(3.7)
Non-GAAP net income attributable to CECO Environmental Corp.	$33.5	$28.0	$24.6
Non-GAAP Net income	8.0%	7.6%	9.3%

Comparison of the years ended December 31, 2016 and 2015

Consolidated sales in 2016 were $417.0 million compared with $367.4 million in 2015, an increase of $49.6 million. The increase in sales was due primarily to the acquisition of PMFG at the beginning of September 2015. This acquisition contributed an incremental $60.9 million of sales in 2016.  This increase is partially offset by a decreased volume of sales of the Company’s air pollution control equipment.

Gross profit increased by $25.7 million, or 23.5%, to $134.9 million in 2016 compared with $109.2 million in 2015. Gross profit as a percentage of sales was 32.4% in 2016 compared with 29.7% in 2015. The increase in gross profit on a dollar basis was the result of the aforementioned acquisition, which contributed an incremental $25.0 million.  On an as adjusted basis, non-GAAP gross profit was $135.6 million or 32.5% as a percentage of sales for 2016, an increase of $25.3 million on a dollar basis compared with non-GAAP gross profit of $110.3 million or 30.0% as a percentage of sales in 2015.  The higher gross profit margin in 2016 was primarily due to higher than average margins earned throughout the year by PMFG.

Selling and administrative expenses were $81.9 million in 2016 compared with $67.5 million in 2015. The increase in selling and administrative expenses is primarily attributable to incremental selling and administrative expenses from the PMFG acquisition.  The increase is partially offset by the Company recording gains of $1.6 million during 2016, which consisted of $1.0 million related to a life insurance settlement and $0.6 million related to a warranty settlement received from an external service provider of the Company. Selling and administrative expenses as a percentage of sales were 19.6% in 2016 compared with 18.4% in 2015.

Acquisition and integration expenses of $0.5 million in 2016 and $7.9 million in 2015 relate to acquisition activities, which include legal, accounting, and banking expenses.  The decrease in acquisition and integration expenses was primarily due to costs incurred as a result of the PMFG acquisition, which occurred during 2015.

Amortization and earn-out expense was $20.2 million in 2016 and $25.6 million in 2015.  The adjustment recorded to the fair value of the earn-out from the Zhongli acquisition was $6.5 million and $11.2 million in 2016 and 2015, respectively.  The fair value adjustments to the earn-out were the result of Zhongli performing above initial acquisition date operational expectations.  Fair value adjustments that resulted in income of $1.3 million and $1.0 million were recorded in 2016 related to the HEE and SAT earn-outs, respectively.  The fair value of the adjustments to the earn-out were the result of HEE and SAT performing below initial acquisition date operational expectations.  Payments of the Zhongli earn-out are based upon a multiple of specified financial results through December 31, 2017.

After conducting the annual impairment testing for goodwill and indefinite lived intangible assets, the Company recorded a total impairment charge of $57.9 million.  A charge of $53.8 million was recorded to reduce the carrying value of the goodwill at three reporting units to their fair value.  The first step of the impairment test indicated potential impairment for one of the reporting units due to lower operating performance as a result of increased competition caused by market and pricing pressures.  This impairment was measured in the second step.  The first step of the impairment test indicated potential impairment for the remaining two reporting units due to changes in sales forecasts for future years in the fourth quarter of fiscal 2016.  These changes were influenced by weaker market conditions, partially due to depressed oil prices.  This impairment was measured in the second step.    An additional charge of $4.2 million was recorded to reduce the carrying value of four tradenames to their fair value.

Operating (loss) income for 2016 was $(25.6) million, a decrease of $30.5 million from $4.9 million in 2015. Operating income as a percentage of sales for 2016 was (6.1)% compared with 1.3% for 2015. The decrease in operating income was attributable to the aforementioned intangible asset and goodwill impairment, which was partially offset by increased gross profit and decreased acquisition and integration expenses.  PMFG contributed an incremental $10.0 million in operating profit in 2016.  On an as adjusted basis, non-GAAP operating income was $52.7 million for 2016, an increase of $9.9 million from 2015. Non-GAAP operating income as a percentage of sales for 2016 was 12.6% compared with 11.6% for 2015, up slightly year over year.  The increase in non-GAAP operating income was primarily due to higher gross margins, which were partially offset by increased selling and administrative expenses.

Other income / expense for 2016 was $0.3 million of income compared with $2.1 million of expense in 2015, and was comprised primarily of foreign currency transaction gains of $0.8 million in 2016 and foreign currency transaction losses of $1.7 million in 2015. The expense in 2015 is primarily attributable to a translation remeasurement on U.S. Dollar denominated intercompany debt at our subsidiary in the Netherlands.

Interest expense increased to $7.7 million in 2016 from $6.0 million in 2015, related to higher debt levels outstanding for a longer period of time in 2016 in connection with the PMFG acquisition.

Income tax expense was $5.3 million and $2.6 million in 2016 and 2015, respectively. The effective tax rate for 2016 was (16.0)% compared with (85.2)% in 2015. The effective tax rate was adversely impacted in 2016 by $2.6 million of nondeductible earnout expenses and $17.9 million of nondeductible intangible asset and goodwill impairment charges, which more than offset the benefits of $1.7 million from foreign rate differences, $0.6 million of the domestic production activities deduction, $1.0 million related to United States and Foreign tax incentives and deferred tax asset movement, and $0.6 million of changes in uncertain tax position reserves.

Comparison of the years ended December 31, 2015 and 2014

Consolidated sales in 2015 were $367.4 million compared with $263.2 million in 2014, an increase of $104.2 million. The increase in sales was primarily due to the acquisitions of HEE in mid-August 2014, SAT at the end of September 2014, Emtrol at the beginning of November 2014, Zhongli at the end of December 2014, and PMFG at the beginning of September 2015.  These acquisitions contributed an incremental $103.0 million of sales in 2015.

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

Legal reserves of $0.3 million in 2014 relate to the settlement of the Valero lawsuit. There were no such reserves in 2015. See Note 13 to our consolidated financial statements for more information.

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

Income tax expense was $2.6 million and $3.1 million in 2015 and 2014, respectively. The effective tax rate for 2015 was (85.2)% compared with 19.3% in 2014. The effective tax rate in 2015 was adversely impacted $3.9 million by nondeductible earnout expenses, $1.4 million by nondeductible deal costs related to the PMFG acquisition, as well as $1.2 million of certain permanent differences, which more than offset the benefits of $1.5 million from foreign rate differences and $1.3 million of changes in uncertain tax position reserves.

Business Segments

The Company’s operations in 2016, 2015 and 2014 are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Operations. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	2016	2015	2014
Net Sales (less intra-, inter-segment sales)
(Table only in thousands)
Energy Segment	$203,376	$142,150	$70,285
Environmental Segment	153,344	158,371	127,707
Fluid Handling and Filtration Segment	61,783	67,610	65,638
Corporate and Other (1)	(1,492)	(709)	(413)
Net sales	$417,011	$367,422	$263,217

(1)	Includes adjustment for revenue on intercompany jobs.

	2016	2015	2014
(Loss) income from Operations
(Table only in thousands)
Energy Segment	$23,575	$3,488	$7,799
Environmental Segment	15,652	17,021	16,803
Fluid Handling and Filtration Segment	(36,209)	11,741	13,188
Corporate and Other (2)	(26,981)	(26,592)	(14,297)
Eliminations	(1,599)	(709)	(1,830)
(Loss) income from operations	$(25,562)	$4,949	$21,663
(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

Comparison of the years ended December 31, 2016 and 2015

Energy Segment

Our Energy segment net sales increased $61.2 million to $203.4 million in the year ended December 31, 2016 compared with $142.2 million in the year ended December 31, 2015, an increase of 43.1%. The increase is primarily due to the PMFG acquisition, which contributed an incremental $60.9 million in net sales, for the year ended December 31, 2016.

Operating income from the Energy segment increased $20.1 million to $23.6 million for the year ended December 31, 2016 compared with $3.5 million in the year ended December 31, 2015, an increase of 575.9%.  PMFG contributed an incremental $10.0 million in operating profit in 2016.  The increase is additionally attributable to a more favorable project mix in 2016 as well as a reduction of the adjustment recorded to the fair value of the earn-out from the Zhongli acquisition.  The adjustment recorded was $6.5 million of expense in 2016 compared with $11.2 million of expense in 2015.

Environmental Segment

Our Environmental segment net sales decreased $5.0 million to $153.3 million in the year ended December 31, 2016 compared with $158.4 million in the year ended December 31, 2015, a decrease of 3.2%.  The decrease is due primarily to a decreased volume of the Company’s scrubbers and mist eliminators product lines.

Operating income from the Environmental segment decreased $1.4 million to $15.7 million for the year ended December 31, 2016 compared with $17.0 million in the year ended December 31, 2015, a decrease of 8.0%. The decrease was due in part to a non-cash $0.8 million intangible asset impairment charge recorded in 2016 related to two tradenames.  An additional non-cash charge of $6.8 million was recorded in 2016 to reduce the carrying value of the goodwill at two reporting units within the Environmental Segment to their fair value.  These charges were partially offset by higher gross margins on decreased sales and a reduction in selling and administrative expenses attributable to a more favorable project mix.  In addition, the decrease in operating income was partially offset by $2.3 million of income as a result of an adjustment to the fair value of the earn-outs from two subsidiaries within the Environmental Segment.

Fluid Handling and Filtration (“FHF”) Segment

Our FHF segment net sales decreased $5.8 million to $61.8 million in the year ended December 31, 2016 compared with $67.6 million in the year ended December 31, 2015, a decrease of 8.6%. The decrease is due to sales volume decline within the segment period over period related to pumps, which is primarily attributable to a temporary weakness in the North American industrial market.

Operating income (loss) from the FHF segment decreased $48.0 million to a $36.2 million operating loss for the year ended December 31, 2016 compared with $11.7 million in operating income for the year ended December 31, 2015, a decrease of 208.4%. The decrease was due primarily to a non-cash charge of $46.9 million, which was recorded to reduce the carrying value of the goodwill at a reporting unit within the Fluid Handling and Filtration Segment to its fair value.  An additional non-cash intangible asset impairment charge of $1.8 million in 2016 related to a tradename intangible asset within the segment.

Comparison of the years ended December 31, 2015 and 2014

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

Operating income from the Energy segment decreased $4.3 million to $3.5 million for the year ended December 31, 2015 compared with $7.8 million in the year ended December 31, 2014, a decrease of 55.1%. The decrease was due primarily to earnout expense of $11.2 million due to changes in the estimated fair value of the earn-out liability associated with the Zhongli acquisition (see Note 8 to the audited consolidated financial statements for further information). This decrease was partially offset by PMFG operating income of $2.0 million, and Zhongli operating income (exclusive of the earnout expense discussed above) of $5.2 million in 2015.

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

Non-GAAP Measures for the Three Months Ended December 31

The following tables present the reconciliation of GAAP gross profit and GAAP gross margin to non-GAAP gross profit and non-GAAP gross profit margin, GAAP operating (loss) income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended December 31,
(dollars in millions)	2016	2015	2014
Net sales as reported in accordance with GAAP	$100.0	$101.2	$76.1
Gross profit as reported in accordance with GAAP	$35.7	$30.8	$22.6
Gross profit margin in accordance with GAAP	35.7%	30.4%	29.7%
Inventory valuation adjustment	—	0.5	—
Plant, property and equipment valuation adjustment	0.1	0.1	0.1
Non-GAAP gross profit	$35.8	$31.4	$22.7
Non-GAAP gross profit margin	35.8%	31.0%	29.8%

	Three Months Ended December 31,
(dollars in millions)	2016	2015	2014
Operating (loss) income as reported in accordance with GAAP	$(50.4)	$(0.3)	$3.8
Operating margin in accordance with GAAP	(50.4)%	(0.3)%	5.0%
Inventory valuation adjustment	—	0.5	—
Plant, property and equipment valuation adjustment	0.1	0.1	0.1
Acquisition and integration expenses	—	0.9	0.9
Amortization and earn-out expenses	7.1	5.6	2.8
Intangible asset impairment	57.9	3.3	—
Legal reserves	—	—	—
Non-GAAP operating income	$14.7	$10.1	$7.6
Non-GAAP operating margin	14.7%	10.0%	10.0%

Gross profit was $35.7 million or 35.7% as a percentage of sales for the three months ended December 31, 2016, an increase of $4.9 million compared to gross margin of $30.8 million or 30.4% as a percentage of sales for the three months ended December 31, 2015.  The higher gross profit margin and gross profit in 2016 was primarily due to higher than average margins earned throughout the quarter by PMFG and a more favorable project mix in 2016.  Operating income was $(50.4) million or (50.4%) as a percentage of sales for the three months ended December 31, 2016, a decrease of $50.1 million compared with $(0.3) million or (0.3%) as a percentage of sales for the three months ended December 31, 2015.  The decrease in operating income was primarily due to an intangible asset and goodwill impairment charge of $57.9 million recorded in the fourth quarter of 2016.

Gross profit was $30.8 million or 30.4% as a percentage of sales for the three months ended December 31, 2015, an increase of $8.2 million compared gross margin of $22.6 million or 29.7% as a percentage of sales for the three months’ ended December 31, 2014.  The higher gross profit margin and gross profit in 2015 was primarily due to higher than average margins earned throughout the quarter by PMFG offset by a less favorable project mix during the quarter.  Operating income was $(0.3) million or (0.3%) as a percentage of sales for the three months ended December 31, 2015, a decrease of $4.1 million compared with $3.8 million or 5.0% as a percentage of sales for the three months ended December 31, 2014.  The decrease in operating income was primarily due to an intangible asset impairment charge of $3.3 million recorded during the fourth quarter of 2015.

On an as adjusted basis, non-GAAP gross profit was $35.8 million or 35.8% as a percentage of sales for the three months ended December 31, 2016, an increase of $4.4 million compared with non-GAAP gross margin of $31.4 million or 31.0% as a percentage of sales for the three months ended December 31, 2015. On an as adjusted basis, non-GAAP operating income was $14.7 million or 14.7% as a percentage of sales for the three months ended December 31, 2016, an increase of $4.6 million compared with $10.1 million or 10.0% as a percentage of sales for the three months ended December 31, 2015. The higher gross profit margin, gross profit and operating income in 2016 was primarily due to higher than average margins earned throughout the quarter by PMFG and a more favorable project mix in 2016.

On an as adjusted basis, non-GAAP gross profit was $31.4 million or 31.0% as a percentage of sales for the three months ended December 31, 2015, an increase of $8.7 million compared with non-GAAP gross margin of $22.7 million or 29.8% as a percentage of sales for the three months ended December 31, 2014. On an as adjusted basis, non-GAAP operating income was $10.1 million or 10.0% as a percentage of sales for the three months ended December 31, 2015, an increase of $2.5 million compared with $7.6 million or 10.0% as a percentage of sales for the three months ended December 31, 2014.  The higher gross profit margin, gross profit and operating income in 2015 was primarily due to higher than average margins earned throughout the quarter by PMFG offset by a less favorable project mix during the quarter.

Backlog

Our backlog consists of the amount of revenue we expect from complete performance of uncompleted, signed, firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next 12 to 18 months. Our backlog as of December 31, 2016 was $197.0 million compared with $211.2 million as of December 31, 2015.

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

At December 31, 2016, the Company had working capital of $66.6 million, compared with $80.3 million at December 31, 2015.  The ratio of current assets to current liabilities was 1.46 to 1 as compared with a ratio of 1.54 to 1 at December 31, 2015. The $13.7 million decrease in working capital from December 31, 2015 to December 31, 2016 was primarily related to the decrease in accounts receivable ($14.7 million), a decrease in inventory ($11.0 million), an increase in a note payable ($5.3 million) and an increase in billing in excess of costs and estimated earnings on uncompleted contracts ($7.1 million), partially offset by an increase in cash and cash equivalents ($11.6 million), an increase in assets held for sale ($6.1 million), and a decrease in the current portion of debt ($10.7 million).  During the year ended December 31, 2016, the Company made prepayments of $31.3 million on the outstanding balance of the term loan, of which $22.7 million was applied to the long-term portion of the debt balance, which caused a reduction in working capital.  As described in Note 17 to the Consolidated Financial Statements, the Company entered into a note payable agreement for $5.3 million during the year ended December 31, 2016, which the Company believes will become due within a year.  This note was exchanged for a noncontrolling interest of a subsidiary of the Company.  The Company has a strategy of aggressively managing working capital, including a focus on reduction of the accounts receivable days sales outstanding (DSO), and a reduction of inventory levels, without reducing service to its customers.

At December 31, 2016 and 2015, cash and cash equivalents totaled $45.8 million and $34.2 million, respectively. As of December 31, 2016 and 2015, $25.6 million and $18.0 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at December 31, 2016 and 2015:

(Table only in thousands)	December 31, 2016	December 31, 2015

Outstanding borrowings under Credit Facility.

   Term loan payable in quarterly principal installments of $1.7 million through September 2017, $2.3 million through

   September 2018, and $2.9 million thereafter with balance

   due upon maturity in September 2020.

– Term loan	$125,072	$166,813
– U.S. Dollar revolving loans	—	8,000
– Unamortized debt discount	(3,175)	(4,229)
Total outstanding borrowings under Credit Facility	121,897	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility	1,296	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	—	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25,000 plus interest, at a fixed rate of 3.82%, matured in January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	$123,193	$177,328
Less: current portion	8,827	19,494
Total debt, less current portion	$114,366	$157,834

Credit Agreement

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio decreased to 3.50 on December 31, 2016, and then is set to decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end Credit Agreement term. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit

Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2016 and 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

See Note 9 to the audited consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2016	2015
(dollars in millions)
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	(8.0)
Letters of credit open	(18.0)	(15.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at December 31, 2016 and €14.0 million at December 31, 2015 in U.S. Dollar equivalent)	13.7	11.5
Draw down	—	(5.3)
Letters of credit open	(5.3)	(6.6)
China Facility	4.3	4.5
Draw down	(1.3)	(1.4)
Total unused credit availability	$73.4	$59.3
Amount available based on borrowing limitations	$71.1	$11.9

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2016	2015	2014
Total operating cash flow provided by operating activities	$69,599	$12,637	$17,665
Net cash used in investing activities	(419)	(35,039)	(37,812)
Net cash (used in) provided by financing activities	(55,838)	38,920	16,348
Effect of exchange rate changes on cash and cash equivalents	(1,712)	(486)	—
Net increase (decrease) in cash and cash equivalents	$11,630	$16,032	$(3,799)

In 2016, $69.6 million of cash was provided by operating activities as compared with $12.6 million provided in 2015. The $57.0 million increase in cash flow from operating activities was due primarily to the net loss in 2016 being attributable to non-cash charges of impairment of intangible assets and goodwill of $57.9 million, depreciation and amortization of $18.9 million, and fair value adjustments of earnout liabilities of $4.2 million that was partially offset by a net loss of $38.3 million.   Cash provided by operating activities was positively impacted by favorable net working capital items in 2016 compared with 2015. The incremental cash provided was comprised of $13.3 million in accounts receivable, $9.4 million in inventories, $2.5 million in costs and estimated earnings in excess of billings on uncompleted contracts, and $7.4 million in billings in excess of costs and estimated earnings on uncompleted contracts.

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

In 2016, $0.4 million of cash was used in investing activities as compared with $35.0 million in 2015. Investing activities in 2016 were comprised of $1.1 million for capital expenditures for property and equipment and offset by $0.7 million proceeds from sale of property and equipment, as compared with $37.5 million cash paid for acquisitions and $0.8 million for capital expenditures for property and equipment and offset by $3.2 million proceeds from sale of property and equipment in 2015.  In 2014, $37.8 million of cash as used in investing activities comprised of $44.4 million of cash paid for acquisitions and $1.2 million for capital expenditures for property and equipment offset by $7.7 million of proceeds from the sale of property and equipment.

Financing activities in 2016 used net cash of $55.8 million, which consisted primarily of net repayments on debt instruments of $55.2 million, earnout payments of $9.3 million, and dividends paid to our shareholders of $9.0 million, less cash received from sale-leaseback transactions of $14.2 million and decreases in restricted cash of $3.1 million.

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

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. During 2016 and 2015, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2016	December 30, 2016
$0.066	September 16, 2016	September 30, 2016
$0.066	June 18, 2016	June 30, 2016
$0.066	March 18, 2016	March 31, 2016
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015

On March 6, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share, which represents an increase from the dividend paid in the previous quarter. The dividend will be paid on March 31, 2017 to all shareholders of record at the close of business on March 17, 2017.

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

In connection with the Emtrol and PMFG acquisitions, we took on significant additional debt to fund these transactions. See Note 9 to the consolidated financial statements for further information. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Employee Benefit Obligations

Based on current assumptions, estimated contributions of $2.0 million may be required in 2017 for the pension plan and $25,000 for the retiree healthcare plan. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in the long-term.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$126,368	$8,827	$21,435	$96,106	$—
Note payable (1)	5,300	5,300	—	—	—
Interest expense (estimated)	12,948	3,976	6,993	1,979	—
Unconditional purchase obligations (2)	87,169	80,704	6,465	—	—
Pension and post retirement obligations (3)	5,981	2,007	1,832	2,142	—
Operating lease obligations	15,475	3,753	5,054	2,692	3,976
Capital lease & sale leaseback financing obligations	16,004	1,143	2,355	2,449	10,057
Contingent liabilities related to acquisitions	24,213	13,527	10,686	—	—
Totals	$293,458	$119,237	$54,820	$105,368	$14,033
(1)

The note above is payable at the earlier of July 11, 2019, or thirty days subsequent to the sale of the building and land that the Company owns in China.  As the Company intends to sell the building and land within one year of December 31, 2016, this note payable is currently classified as a current liability in the Consolidated Balance Sheets as of December 31, 2016.  The note payable was exchanged for a noncontrolling interest of a subsidiary in the current year and is further described in Note 17.

(2)	Primarily consists of purchase obligations for various costs associated with uncompleted sales contracts.
(3)

Future expected obligations under the Company’s pension and post retirement plans are included in the contractual cash obligations table above, up to, but not more than five years. The Company’s pension and post retirement plan policy allows it to fund an amount, which could be in excess of the pension and post retirement cost expensed, subject to the limitations imposed by current tax regulations. The Company projects that it will contribute $2.0 million to its pension and post-retirement plans during the fiscal year ended December 31, 2017.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2016, 2015 and 2014.

Credit and Collections

The Company maintains allowances for doubtful accounts receivable for probable estimated losses resulting from either customer disputes or the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against income.  The Company determines its allowance for doubtful accounts by considering all known collectability problems of customer’ accounts and reviewing the aging of the outstanding receivables.  The resulting allowance for doubtful accounts receivable is an estimate based upon the Company’s knowledge of its business and customer base, and historical trends.  The amount ultimately not collected may differ from the reserve established.

Inventories

The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. As of December 31, 2016 and 2015, approximately 8% and 13%, respectively, of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the traditional quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value. For the 2016 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all indefinite life intangible assets using the relief from royalty method was appropriate.

During 2016 and 2015, our annual impairment test indicated that four and three, respectively, of our indefinite-lived tradenames were impaired. Accordingly, we recognized impairment charges in our financial results of $4.2 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively. See Note 7 to the audited consolidated financial statements for further information regarding goodwill and intangible assets.

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

During 2015, management changed the annual impairment testing date from December 31 to October 1. For 2016, the first step of the two step goodwill impairment test as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35 was performed for all reporting units with goodwill.

Under the first step, the Company bases its measurement of the fair value of a reporting unit using a weighting of the income method and the market method on a 50/50 basis.  The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the step 1 analysis, the resultant estimated fair value of all but three reporting units exceeded their carrying value as of December 31, 2016.  For the three reporting units that failed step 1 of the analysis, goodwill impairment charges of $53.8 million were recorded.  For additional information on goodwill impairment testing results, see Note 7 to our consolidated financial statements.

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

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2016, the aggregate undistributed earnings of the foreign subsidiaries amounted to $44.7 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company will be subject to U.S. income taxes and foreign withholding taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $7.1 million at December 31, 2016.

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

Pension and Postretirement Benefit Plan Assumptions

We sponsor a pension plan for certain employees. We also sponsor a postretirement healthcare benefit plan for certain office employees retiring before January 1, 1990. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these liabilities. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement healthcare benefit expenses we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2016, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.0 million and the annual pension expense by approximately $6,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $60,000.

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

New Accounting Pronouncements

New Financial Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test along with amending other parts of the goodwill impairment test.  Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The Company plans to early adopt this standard.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective dates.  The Company is evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.”  The amendments cover a wide range of topics in the Accounting Standards Codification, guidance clarification, reference corrections, simplification, and minor improvements.  The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016.  The Company is evaluating the effect of this standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in ASU 2016-18 will explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  ASU 2016-15 will require adoption on a retrospective basis, unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.   The Company believes that the new standard will have a material impact on its consolidated balance sheet due to the recognition of ROU assets and liabilities for The Company’s operating leases but it will not have a material impact on its liquidity.  The Company is continuing to evaluate potential impacts to our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP.  In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement.    ASU 2014-09 and its clarifying amendments are effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures.  We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.  Our evaluation of ASU 2014-09 is ongoing and not complete.  The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change.  The Company will not be able to make a determination about the impact of the standard until the time of adoption based upon outstanding contracts at that time.  However, the Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of December 31, 2016 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 9 to the audited consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2016 was $123.2 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2016. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at December 31, 2016 is $0.3 million on an annual basis.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings.  Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the year ending December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2016, 2015 and 2014 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

The management of the Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to simple errors or mistakes.  The design of any system of controls is based in part upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report.  Under the supervision and with the participation of management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2016, its internal control over financial reporting was effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 9A includes the audit report of BDO USA, LLP on the Company’s internal control over financial reporting as of December 31, 2016.

(c) Remediation of Prior Material Weaknesses

In Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management reported material weaknesses in its internal control over financial reporting.  During fiscal year 2016, the Company successfully remediated all aspects of these material weaknesses.

We have implemented actions to improve our internal control over financial reporting and disclosure controls and procedures including hiring financial leadership and finance personnel with appropriate experience and certification. We have supplemented and enhanced resources and training for our organization. We also strengthened key accounting and IT policies.

With the oversight of the Company’s Audit Committee, the Company undertook significant efforts to remediate its material weaknesses in internal control during fiscal year 2016.  These improvements include designing additional controls with respect to revenue recognition and acquired businesses, establishing, defining, and clearly communicating roles and responsibilities while adding resources in financial account review oversight at the segment and corporate level, redesigning more robust and precise internal control framework and implementing new technology tools across our decentralized organization.

Management completed a financial close improvement project, redesigned revenue recognition controls, implemented more robust accounting policies, and introduced new management review controls.  In particular, we paid close attention to the financial close process at our two most recent acquisitions, PMFG and Zhongli.  As a result, we have improved the timeliness and the level of precision of our control activities.

We have implemented controls to prevent or detect material errors in the financial statements of acquired subsidiaries.  These controls consist of a comprehensive merger and acquisition integration approach, timely assessment of the target’s control environment, and a process to facilitate improvement in the subsidiary’s control environment within the year of acquisition.

See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Management’s Remediation Initiatives” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Item 4. Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2016, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2015.

(d) Changes in Internal Control Over Financial Reporting

Other than the remediation measures noted above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited CECO Environmental Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CECO Environmental Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CECO Environmental Corp. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2016 and 2015, and related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2016 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2016	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
1997 Stock Option Plan [1]	15,000	$15.82	—
2007 Equity Incentive Plan [2]	2,013,365	$7.62	413,739
Employee Stock Purchase Plan [3]	11,527	$7.47	1,389,716
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	2,039,892	$7.68	1,803,455

1

The 1997 Stock Option Plan (the “1997 Plan”) was replaced with the 2007 Equity Incentive Plan. The 1997 Plan remains in effect solely for the purpose of the continued administration of the options currently outstanding under the 1997 Plan.

2

The 2007 Equity Incentive Plan was approved by our shareholders on May 23, 2007. At special meetings of our shareholders held on September 2, 2015 and August 26, 2013, shareholders approved amendments to the 2007 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 700,000 shares and 600,000 shares, respectively. In 2016, 105,000 options and 266,581 restricted stock units were awarded to plan participants under the 2007 Equity Incentive Plan.

3	The Employee Stock Purchase Plan was approved by our shareholders on May 21, 2009.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

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

**10.4

Summary term sheet of arrangement governing consulting services provided by Icarus Investment Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.5

Warrant Agreement, dated as of December 28, 2006, by and between the Company and Icarus Investment Corp. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2006)

10.6

Amendment No. 1 to Warrant Agreement, dated as of December 7, 2016, by and between the Company and Icarus Investment Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2016)

Exhibit Number
**10.7	CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014)

**10.8	Amendment to CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2015)

**10.9

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

**10.10	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

**10.11	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.12	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.13	CECO Environmental Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 13, 2009)

**10.14

Executive Employment Agreement, effective as of February 15, 2010, by and between the Company and Jeffrey Lang. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

**10.15

First Amendment to Executive Employment Agreement, effective as of September 4, 2013, by and between the Company and Jeffrey Lang (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013)

**10.16

Summary term sheet of arrangement governing consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2011)

10.17

Amended and Restated Credit Agreement, dated as of September 3, 2015, among the Company and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

10.18

Securities Pledge Agreement, dated August 27, 2013, by and among the Company, the Subsidiaries named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

10.19

Director and Officer Indemnification Agreement, dated as of May 12, 2016, by and between the Company and the Directors and Officers of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

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

Exhibit Number
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

¥

Schedules, exhibits and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request.

*	Filed or furnished herewith
**	Management contracts or compensation plans or arrangement

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ MATTHEW ECKL
Matthew Eckl
Chief Financial Officer and Secretary
March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ DENNIS SADLOWSKI	March 14, 2017
Dennis Sadlowski Interim Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/S/ MATTHEW ECKL	March 14, 2017
Matthew Eckl Chief Financial Officer and Secretary

/S/ JASON DEZWIREK	March 14, 2017
Jason DeZwirek Chairman of the Board and Director

/S/ VALERIE GENTILE SACHS	March 14, 2017
Valerie Gentile Sachs Director

/S/ ERIC M. GOLDBERG	March 14, 2017
Eric M. Goldberg Director

/S/ CLAUDIO A. MANNARINO	March 14, 2017
Claudio A. Mannarino Director

/S/ JONATHAN POLLACK	March 14, 2017
Jonathan Pollack Director

/S/ SETH RUDIN	March 14, 2017
Seth Rudin Director

/S/ DONALD A. WRIGHT	March 14, 2017
Donald A. Wright Director

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CECO Environmental Corp. and Subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CECO Environmental Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2017

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$45,824	$34,194
Restricted cash	1,498	5,319
Accounts receivable, net	83,062	97,778
Costs and estimated earnings in excess of billings on uncompleted contracts	38,123	43,175
Inventories, net	21,487	32,509
Prepaid expenses and other current assets	13,560	9,058
Prepaid income taxes	1,590	4,724
Assets held for sale	7,834	1,699
Total current assets	212,978	228,456
Property, plant and equipment, net	27,270	44,981
Goodwill	170,153	220,163
Intangible assets – finite life, net	60,728	74,957
Intangible assets – indefinite life	22,042	26,337
Deferred charges and other assets	5,463	3,925
	$498,634	$598,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,827	$19,494
Accounts payable and accrued expenses	95,610	99,097
Billings in excess of costs and estimated earnings on uncompleted contracts	35,085	28,000
Note payable	5,300	—
Income taxes payable	1,536	1,582
Total current liabilities	146,358	148,173
Other liabilities	34,864	30,072
Debt, less current portion	114,366	157,834
Deferred income tax liability, net	12,964	17,719
Total liabilities	308,552	353,798
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,300,209 and 34,055,749 shares issued and outstanding at December 31, 2016 and 2015, respectively	343	340
Capital in excess of par value	244,878	243,274
Accumulated earnings (loss)	(41,741)	5,472
Accumulated other comprehensive loss	(13,042)	(9,577)
	190,438	239,509
Less treasury stock, at cost, 137,920 shares at December 31, 2016 and 2015	(356)	(356)
Total CECO shareholders’ equity	190,082	239,153
Noncontrolling interest	—	5,868
Total shareholders’ equity	190,082	245,021
	$498,634	$598,819

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per share data)	2016	2015	2014
Net sales	$417,011	$367,422	$263,217
Cost of sales	282,152	258,251	178,394
Gross profit	134,859	109,171	84,823
Selling and administrative expenses	81,743	67,329	51,440
Acquisition and integration expenses	524	7,940	1,269
Amortization and earn out expenses	20,231	25,613	10,151
Intangible asset and goodwill impairment	57,923	3,340	—
Legal reserves	—	—	300
(Loss) income from operations	(25,562)	4,949	21,663
Other income (expense), net	310	(2,081)	(2,311)
Interest expense	(7,712)	(5,964)	(3,138)
(Loss) income before income taxes	(32,964)	(3,096)	16,214
Income tax expense	5,290	2,638	3,137
Net (loss) income	$(38,254)	$(5,734)	$13,077
Less net loss attributable to noncontrolling interest	$(36)	$(132)	$—
Net (loss) income attributable to CECO Environmental Corp.	$(38,218)	$(5,602)	$13,077
(Loss) earnings per share:
Basic	$(1.12)	$(0.19)	$0.51
Diluted	$(1.12)	$(0.19)	$0.50
Weighted average number of common shares outstanding:
Basic	33,979,549	28,791,662	25,750,972
Diluted	33,979,549	28,791,662	26,196,901

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Net (loss) income	$(38,254)	$(5,734)	$13,077
Other comprehensive (loss) income, net of tax:
Translation loss	(3,864)	(2,664)	(1,597)
Interest rate swap	312	—	—
Minimum pension/postretirement liability adjustment	87	(292)	(4,052)
Comprehensive (loss) income	(41,719)	(8,690)	7,428
Net loss attributable to noncontrolling interest	(36)	(132)	—
Comprehensive (loss) income attributable to CECO Environmental Corp.	$(41,683)	$(8,558)	$7,428

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accum.			Total
			Capital in	Accum.	Other			CECO		Total
	Common Stock		excess of	Earnings	Comp.	Treasury Stock		Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	par value	(Loss)	Loss	Shares	Amount	Equity	Interest	Equity
Balance January 1, 2014	25,725	$257	$159,566	$11,911	$(972)	(138)	$(356)	$170,406	$—	$170,406
Net income for the year ended December 31, 2014				13,077				13,077		13,077
Common stock dividends				(5,937)				(5,937)		(5,937)
Exercise of stock options and dividend reinvestment issuances	247	3	1,380					1,383		1,383
Excess tax benefit from stock options exercised		—	923					923		923
Share based compensation earned	7	—	1,659					1,659		1,659
Stock repurchase and retirement	(62)	(1)	(972)					(973)		(973)
Stock issued for acquisitions	488	5	6,330					6,335		6,335
Adjustment for minimum pension/post retirement liability, net of tax of $(2,483)					(4,052)			(4,052)		(4,052)
Translation loss					(1,597)			(1,597)		(1,597)
Balance December 31, 2014	26,405	$264	$168,886	$19,051	$(6,621)	(138)	$(356)	$181,224	$—	$181,224
Net loss for the year ended December 31, 2015				(5,602)				(5,602)	(132)	(5,734)
Common stock dividends				(7,977)				(7,977)		(7,977)
Exercise of stock options and dividend reinvestment issuances	36	—	205					205		205
Excess tax benefit from stock options exercised		—	44					44		44
Share based compensation earned	13	—	2,070					2,070		2,070
Stock issued for acquisition	7,602	76	72,069					72,145		72,145
Fair value of noncontrolling interest acquired								—	6,000	6,000
Adjustment for minimum pension/post retirement liability, net of tax of $(178)					(292)			(292)		(292)
Translation loss					(2,664)			(2,664)		(2,664)
Balance December 31, 2015	34,056	$340	$243,274	$5,472	$(9,577)	(138)	$(356)	$239,153	$5,868	$245,021
Net loss for the year ended December 31, 2016				(38,218)				(38,218)	(36)	(38,254)
Common stock dividends				(8,995)				(8,995)		(8,995)
Exercise of stock options and dividend reinvestment issuances	215	2	1,513					1,515		1,515
Excess tax benefit from stock options exercised		—	137					137		137
Restricted stock units issued	17	—	(9)					(9)		(9)
Share based compensation earned	27	1	2,457					2,458		2,458
Issuance of shares for cashless warrant exercise (See Note 10)	90	1	(1)					—		—
Stock repurchase and retirement	(105)	(1)	(1,237)					(1,238)		(1,238)
Noncontrolling interest acquisitions (See Note 17)			(1,256)					(1,256)	(5,832)	(7,088)
Adjustment for minimum pension/post retirement liability, net of tax of $53					87			87		87
Adjustment for interest rate swap liability, net of tax of $181					312			312		312
Translation loss					(3,864)			(3,864)		(3,864)
Balance December 31, 2016	34,300	$343	$244,878	$(41,741)	$(13,042)	(138)	$(356)	$190,082	$—	$190,082

The notes to consolidated financial statements are an integral part of the above statements.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss in shareholders’ equity:

($ in thousands)	Translation loss	Interest rate swap liability adjustment	Minimum pension/ post retirement liability adjustment	Accumulated other comprehensive loss
January 1, 2014	$(146)	—	$(826)	$(972)
2014 activity	(1,597)	—	(4,052)	(5,649)
Balance December 31, 2014	$(1,743)	—	$(4,878)	$(6,621)
2015 activity	(2,664)	—	(292)	(2,956)
Balance December 31, 2015	$(4,407)	—	$(5,170)	$(9,577)
2016 activity	(3,864)	312	87	(3,465)
Balance December 31, 2016	$(8,271)	$312	$(5,083)	$(13,042)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(38,254)	$(5,734)	$13,077
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,903	16,520	11,268
Unrealized foreign currency loss	777	2,364	2,883
Net loss on interest rate swaps	95	—	—
Impairment of intangible assets and goodwill	57,923	3,340	—
Fair value adjustments to earnout liabilities	4,218	11,222	—
Non-cash interest expense	1,054	1,062	561
Loss (gain) on sale of property and equipment	217	397	(62)
Share based compensation expense	2,280	2,070	1,659
Bad debt expense	848	702	299
Inventory reserve expense	1,167	680	566
Excess tax benefit from stock options exercised	(137)	(44)	(923)
Deferred income tax benefit	(3,750)	(3,488)	(4,106)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,294	(15,605)	2,492
Costs and estimated earnings in excess of billings on uncompleted contracts	2,537	4,447	(6,625)
Inventories	9,449	(3,477)	1,993
Prepaid expenses and other current assets	(2,218)	3,132	1,500
Deferred charges and other assets	(73)	(191)	789
Accounts payable and accrued expenses	(6,593)	(8,582)	2,867
Accrued litigation settlement	—	—	(2,536)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,440	4,324	(2,169)
Income taxes payable	143	1,166	(1,164)
Other liabilities	279	(1,668)	(4,704)
Net cash provided by operating activities	69,599	12,637	17,665
Cash flows from investing activities:
Acquisitions of property and equipment	(1,076)	(763)	(1,151)
Cash paid for acquisitions, net of cash acquired	—	(37,481)	(44,399)
Net proceeds from sale of assets	657	3,205	7,738
Net cash used in investing activities	(419)	(35,039)	(37,812)
Cash flows from financing activities:
Decrease (increase) in restricted cash	3,137	481	(500)
Net repayments on revolving credit lines	(13,407)	(10,727)	(2,909)
Borrowings of long-term debt	—	170,000	35,000
Repayments of long-term debt	(41,768)	(107,695)	(8,867)
Deferred financing fees paid	—	(2,923)	(370)
Payoff of loans on life insurance policies	(987)	—	—
Acquisition earnout payments	(9,270)	(2,488)	(1,402)
Proceeds from sale-leaseback transactions	14,244	—	—
Payments on capital leases and sale-leaseback financing liability	(426)	—	—
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	1,685	205	1,383
Cash paid for repurchase of common shares	(188)	—	(973)
Excess tax benefit from stock options exercised	137	44	923
Dividends paid to common shareholders	(8,995)	(7,977)	(5,937)
Net cash (used in) provided by financing activities	(55,838)	38,920	16,348
Effect of exchange rate changes on cash and cash equivalents	(1,712)	(486)	—
Net increase (decrease) in cash and cash equivalents	11,630	16,032	(3,799)
Cash and cash equivalents at beginning of year	34,194	18,162	21,961
Cash and cash equivalents at end of year	$45,824	$34,194	$18,162

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Non-cash transactions
Common stock issued in business acquisitions	$—	$72,145	$6,335
Property, plant and equipment acquired under capital leases	$4,385	$—	$—
Noncontrolling interest acquired through an issuance of a note payable (See Note 17)	$5,300	$—	$—
Earnout settled through an exchange of accounts receivable	$3,272	$—	$—
Accrual of share repurchase	$1,050	$—	$—
Cash paid during the year for:
Interest	$6,923	$4,742	$2,816
Income taxes	$6,415	$5,080	$8,665

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a diversified global provider of leading highly engineered technologies to the energy, environmental, and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model, strategically balanced across the world. CECO targets its installed equipment base with end users to expand and grow higher recurring revenue of aftermarket products and services. CECO’s well respected brands, technologies and solutions have been evolving for well over 50 years to become leading-edge technologies in specific niche global end markets, including natural gas turbine power, refinery & petrochemical engineered cyclones and mid-stream energy pipeline gas transmission.

Principles of consolidation—Our consolidated financial statements include the accounts of the following subsidiaries:

% Owned As Of December 31, 2016
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

PMFG has five wholly owned subsidiaries, Nitram Energy, Inc., PMC Acquisition, Inc., Peerless Europe, Ltd., Peerless Manufacturing Canada, Ltd., and Peerless Asia-Pacific Pte. Ltd. Additionally, PMFG was the majority owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”). The Company’s former 60% equity investment in Peerless Propulsys entitled it to 80% of the earnings. Peerless Propulsys was the sole owner of Peerless China Manufacturing Co. Ltd. (“PCMC”). The noncontrolling interest of Peerless Propulsys was reported as a separate component on the Consolidated Balance Sheets.  On July 12, 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and acquired 100% ownership in the equity and earnings of Peerless Propulsys of their interest (40%).  For a more complete discussion of the transaction, refer to Note 17.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, included in Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company.  The Company occasionally enters into letters of credit with durations in excess of one year.

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

Inventories—The Company’s inventories are primarily valued at the lower of cost or market using the first-in, first-out inventory costing method as well as the last-in, first-out method. As of December 31, 2016 and 2015, approximately 8% and 13%, respectively, of our inventory is valued on the last-in, first-out method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.

Assets Held for Sale—The Company classifies properties as held for sale when certain criteria are met.  At such time, the properties, including significant assets that are expected to be transferred as part of a sale transaction, are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized.  At December 31, 2016, the Company had two buildings and two tracts of land classified as held for sale.  As of December 31, 2015, the Company had one building and one tract of land classified as held for sale.

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

The Company completes an annual (or more often if circumstances require) impairment assessment of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset  is more likely than not greater than its carrying value, we do not need to proceed to the traditional quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its calculated implied fair value. For the 2016 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all indefinite life intangible assets using the relief from royalty method was appropriate. Refer to Note 7 for the results of this quantitative analysis.

Goodwill—The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level, at or below the operating segment level.  As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to proceed to the traditional quantitative two-step goodwill test for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its calculated implied fair value. For the 2016 annual assessment, given the lower than expected results for certain reporting units, we determined that a quantitative assessment of fair value for all reporting units was appropriate. Refer to Note 7 for the results of this quantitative analysis.

During 2015, management changed the annual impairment testing date from December 31 to October 1.

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan.  The Company did not incur or capitalize deferred financing fees in 2016. During 2015 and 2014, the Company capitalized deferred financing fees of $2.9 million and $0.4 million, respectively. Amortization expense was $1.1 million, $0.8 million and $0.6 million for 2016, 2015 and 2014, respectively, and is classified as interest expense. Also, during 2015, an additional $0.3 million of existing fees were expensed, and classified as interest expense, as a result of the modification of the Credit Agreement (refer to Note 9 for further details of the modification). As of December 31, 2016 and 2015, remaining capitalized deferred financing costs of $3.2 million and $4.2 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

During 2016, the Company’s Zhongli division within the Energy segment has recognized revenue on a percentage of completion method compared with the completed contracts method that was utilized in 2015 (as the division did not meet the criteria to use percentage of completion).  This change was made after determining that the Company had designed and implemented appropriate controls to track project costs and estimates to complete.  During the year ended December 31, 2016, this division recognized $7.9 million in percentage of completion revenue related to open projects as of December 31, 2016.

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at December 31, 2016, and 2015.

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

Amortization and earn out expenses—Amortization and earn out expenses on the Consolidated Statements of Operations include amortization of intangible assets, and earn-out and contingent compensation expenses related to acquisitions as more fully presented and described in Notes 7 and 8.

Legal reserves—Legal reserves on the Consolidated Statements of Operations are related to certain legal settlements, as more fully described in Note 13.

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

Advertising costs—Advertising costs are charged to operations in the year incurred and totaled $0.9 million, $1.0 million and $1.0 million in 2016, 2015 and 2014, respectively.

Research and Development—Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing proprietary process technology and (c) partnering with customers to develop new products.

Income taxes—Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be indefinitely reinvested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.

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

Earnings per share—The computational components of basic and diluted earnings per share for 2016, 2015 and 2014 are below.

	For the Year Ended December 31, 2016
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(38,218)	33,980	$(1.12)
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	—	—
Diluted net loss and loss per share	$(38,218)	33,980	$(1.12)

	For the Year Ended December 31, 2015
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(5,602)	28,792	$(0.19)
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	—	—
Diluted net loss and loss per share	$(5,602)	28,792	$(0.19)

	For the Year Ended December 31, 2014
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$13,077	25,751	$0.51
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	446	(0.01)
Diluted net income and earnings per share	$13,077	26,197	$0.50

Options and warrants included in the computation of diluted earnings per share are so included on the treasury stock method. For the years ended December 31, 2016, 2015 and 2014, outstanding options and warrants and unvested restricted stock units of 1.6 million, 1.5 million and 0.1 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock award vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Foreign Currency Translation—The functional currencies of the Company’s subsidiaries in the Netherlands, United Kingdom, Brazil, Canada, China, Mexico, Chile, and India are the Euro, Pound, Real, Canadian Dollar, Renminbi, Peso, Chilean Peso, and Rupee, respectively, and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and weighted-average rate for the Consolidated Statements of Operations, are recorded in Accumulated Other Comprehensive Loss in Shareholders’ equity on the Consolidated Balance Sheets.

Transaction gain/(loss) of $0.7 million, $(1.7) million and $(2.3) million were recognized by the Company in 2016, 2015 and 2014, respectively. The transaction gain/(loss) is recorded on the “Other income (expense), net” line of the Consolidated Statements of Operations.

New Financial Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test along with amending other parts of the goodwill impairment test.  Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The Company plans to early adopt this standard.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective dates.  The Company is evaluating the effect of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.”  The amendments cover a wide range of topics in the Accounting Standards Codification, guidance clarification, reference corrections, simplification, and minor improvements.  The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016.  The Company is evaluating the effect of this standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in ASU 2016-18 will explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  ASU 2016-15 will require adoption on a retrospective basis, unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.   The Company believes that the new standard will have a material impact on its consolidated balance sheet due to the recognition of ROU assets and liabilities for The Company’s operating leases but it will not have a material impact on its liquidity.  The Company is continuing to evaluate potential impacts to our financial statements.

On January 1, 2016, we adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  See Note 17 for further discussion of the purchase accounting effects of recent acquisitions.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing GAAP.  In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement.    ASU 2014-09 and its clarifying amendments are effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures.  We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.  Our evaluation of ASU 2014-09 is ongoing and not complete.  The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change.  The Company will not be able to make a determination about the impact of the standard until the time of adoption based upon outstanding contracts at that time.  However, the

Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.

2.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt, and accounts payable, which approximate fair value at December 31, 2016 and December 31, 2015, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $125.1 million and $174.8 million at December 31, 2016 and December 31, 2015, respectively.  The fair value of the note payable was $5.3 million at December 31, 2016.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates.  See Note 9 for further information regarding the interest rate swap.

At December 31, 2016 and 2015, the Company had cash and cash equivalents of $45.8 million and $34.2 million, respectively, of which $25.6 million and $18.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

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

3.	Accounts Receivable

(Table only in thousands)	2016	2015
Trade receivables	$11,976	$12,800
Contract receivables	72,835	86,129
Allowance for doubtful accounts	(1,749)	(1,151)
	$83,062	$97,778

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $3.2 million and $2.3 million at December 31, 2016 and 2015, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Provision for doubtful accounts was approximately $0.8 million, $0.7 million and $0.3 million during 2016, 2015 and 2014, respectively, while accounts charged to the allowance were $0.3 million, $0.2 million and $0.3 million during 2016, 2015 and 2014, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

(Table only in thousands)	2016	2015
Costs incurred on uncompleted contracts	$186,609	$178,356
Estimated earnings	77,709	64,957
	264,318	243,313
Less billings to date	(261,280)	(228,138)
	$3,038	$15,175
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,123	$43,175
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,085)	(28,000)
	$3,038	$15,175

The Company’s contracts have various lengths to completion ranging from a few days to several months.  The Company anticipates that a majority of our current contracts will be completed within the next 12 months.

5.	Inventories

Inventories consisted of the following:

(Table only in thousands)	2016	2015
Raw materials	$17,889	$24,339
Work in process	3,986	6,443
Finished goods	1,508	2,717
Obsolescence allowance	(1,896)	(990)
	$21,487	$32,509

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $(1.2) million, $(0.7) million and $(0.6) million during 2016, 2015 and 2014, respectively. Items charged to the allowance for inventory write-offs were $0.2 million, $0.2 million and $0.5 million, during 2016, 2015 and 2014, respectively.

6.	Property, Plant and Equipment

(Table only in thousands)	2016	2015
Land	$1,617	$5,296
Building and improvements	19,887	30,583
Machinery and equipment	22,219	26,731
	43,723	62,610
Less accumulated depreciation	(16,453)	(17,629)
	$27,270	$44,981

Depreciation expense was $5.0 million, $4.2 million and $3.7 million for 2016, 2015 and 2014, respectively.

7.	Goodwill and Intangible Assets

(Table only in thousands)	Energy Segment	Environmental Segment	Fluid Handling and Filtration Segment	Totals
Balance of goodwill at December 31, 2014	$17,773	$55,031	$93,057	$165,861
2015 acquisition	55,655	—	—	55,655
Foreign currency translation	(1,353)	—	—	(1,353)
Balance of goodwill at December 31, 2015	72,075	55,031	93,057	220,163
2016 acquisition related adjustments	4,205	—	—	4,205
Impairment charge	—	(6,828)	(46,934)	(53,762)
Foreign currency translation	(453)	—	—	(453)
Balance of goodwill at December 31, 2016	$75,827	$48,203	$46,123	$170,153

As of December 31, 2016 and 2015, the Company has an aggregate amount of goodwill acquired of $241.1 million and $237.3 million, respectively, and an aggregate amount of impairment losses of $70.9 million and $17.1 million, respectively.

2016 acquisition related adjustments consisted of the finalization of the purchase accounting for PMFG.  These adjustments included decreases of $5.5 million to property and equipment and $1.7 million to current assets partially offset by decreases of $1.1 million to the deferred income tax liability and $1.8 million to the noncontrolling interest.

The Company’s indefinite lived intangible assets as of December 31, 2016 and 2015 consisted of the following:

	Tradenames
(Table only in thousands)	2016	2015
Beginning balance	$26,337	$19,766
Acquisitions and related adjustments	—	10,280
Impairment charge	(4,161)	(3,340)
Foreign currency adjustments	(134)	(369)
	$22,042	$26,337

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets. During 2015, management changed the annual impairment testing date from December 31 to October 1. For 2016, the first step of the two step goodwill impairment test as described in FASB ASC 350-20-35 was performed for all reporting units.

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

Based on the step 1 analysis, the resultant estimated fair value of the reporting units for all but three of our reporting units exceeded their carrying value as of October 1, 2016.  The first step of the impairment test indicated potential impairment for the SAT reporting unit due to lower operating performance as a result of increased competition caused by market and pricing pressures.  This impairment was measured in the second step.  The first step of the impairment test indicated potential impairment for the Duall and GPS reporting units due to changes in sales forecasts for future years in the fourth quarter of fiscal 2016.  These changes were influenced by weaker market conditions, partially due to depressed oil prices.  This impairment was measured in the second step.  The SAT and Duall reporting units are included in the Environmental Segment.  The GPS reporting unit is included in the Fluid Handling and Filtration Segment.

The finalization of the analysis of internal strategic initiatives to improve operating performance did not result in significant projected improvements in operating results for future years, which indicated the existence of potential impairment.

The second step measures the implied value of goodwill by subtracting the fair value of each reporting unit’s assets and liabilities, including intangible assets, from the fair value of each reporting unit as estimated in step 1. The goodwill impairment charge was measured as the difference between the implied fair value of goodwill and the carrying value. Impairment charges of $1.7 million, $5.1 million and $46.9 million were recorded during the fourth quarter of fiscal 2016 for the SAT, Duall and GPS reporting units, respectively.  These impairment charges resulted in a reduction in goodwill, leaving a balance of zero, $5.4 million and $26.8 million in goodwill related to the SAT, Duall and GPS reporting units, respectively, as of December 31, 2016.

Significant assumptions used to estimate the fair value of the SAT, Duall and GPS reporting units include estimates of future cash flows, discount rate and multiples of revenue and operating income. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable is also considered.

In the 2016 analysis for each of the reporting units that were evaluated in Step 2, a 1% increase in the selected discount rate would have resulted in zero, $0.4 million and $2.8 million, of additional impairment for the SAT, Duall, and GPS reporting units, respectively. A 5% decrease in the selected multiples of revenue would have resulted in zero, $0.2 million and $1.7 million, of additional impairment for the SAT, Duall and GPS reporting units, respectively.

The Company also performed a step 1 analysis for all reporting units with indefinite life intangible assets. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.  Under this approach, the resultant estimated fair value of the indefinite life intangible assets exceeded their carrying value for all but four reporting units as of December 31, 2016.  For four of the reporting units, which carried combined indefinite life intangible assets of $16.5 million, our fair value measurement resulted in the aggregate fair value being 25.2% lower than the aggregate carrying value.  Accordingly, we recorded an impairment charge of $4.2 million during the year ended December 31, 2016.    The Duall and SAT reporting units with indefinite life intangible asset impairment of $0.5 million and $0.3 million, respectively, were acquired in the second half of fiscal 2014.  The GPS reporting unit with indefinite life intangible asset impairment of $1.8 million was acquired in the second half of 2013.  The PMFG reporting unit with indefinite life intangible asset impairment of $1.6 million was acquired in the second half of 2015.  The PMFG reporting unit is included in the Energy Segment.  Management’s projections used to estimate the fair values at the date of acquisition primarily included increasing sales volumes; however, the units have experienced lower sales than originally projected.

The Company concluded there was a triggering event that required an impairment test to be performed to support the definite lived intangible assets and other long-lived assets carrying value as a result of the impairments noted above.  An undiscounted cash flow analysis was performed at the lowest level of cash flows for each asset group and the sum of the undiscounted cash flows exceeded the long-lived assets’ carrying values.  As a result of this analysis, no impairment related to these assets was recorded in 2016.

During the annual impairment test of indefinite life intangible assets in 2015, the carrying values of three reporting units’ indefinite life intangible assets exceeded their fair values.  The Company recorded a $3.3 million impairment charge during the year ended December 31, 2015. There was no goodwill impairment recorded in 2015 or 2014.  There was no indefinite life intangible asset impairment recorded in 2014.

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

	2016		2015
(Table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Patents	$1,439	$1,439	$1,456	$1,456
Employment agreements	733	733	733	677
Technology	15,867	6,360	15,867	4,027
Customer lists	77,497	26,041	77,497	17,756
Noncompetition agreements	1,118	478	1,118	257
Tradename	1,390	301	1,390	162
Backlog	4,270	4,270	4,270	1,423
Foreign currency adjustments	(2,964)	(1,000)	(2,309)	(693)
	$99,350	$38,622	$100,022	$25,065

Amortization expense of finite life intangible assets was $13.9 million, $12.3 million and $7.6 million for 2016, 2015 and 2014, respectively. Amortization over the next five years for finite life intangibles is $11.5 million in 2017, $10.0 million in 2018, $8.8 million in 2019, $7.1 million in 2020, and $5.8 million in 2021.

The weighted average amortization period for the finite lived intangible assets acquired in fiscal 2015 is 8.7 years.  The weighted average amortization period for finite lived intangible assets acquired in fiscal 2014 is 9.9 years.

8.	Accounts Payable and Accrued Expenses

(Table only in thousands)	2016	2015
Trade accounts payable	$58,985	$62,199
Compensation and related benefits	8,232	7,899
Current portion of earn-out liability	13,527	14,757
Accrued warranty	2,684	3,080
Other accrued expenses	12,182	11,162
	$95,610	$99,097

The activity in the Company’s current portion of earn-out liability and long term portion of earn-out liability was as follows for the twelve months ended December 31, 2016 and 2015:

(Table only in thousands)	Zhongli	SAT	HEE	Other Subsidiaries	Total
Balance of earn-out at December 31, 2015	$26,951	$1,000	$1,267	$3,452	$32,670
Fair value adjustment	6,485	(1,000)	(1,267)	—	4,218
Compensation expense adjustment	—		—	1,213	1,213
Foreign currency translation adjustment	(1,292)	—	—	(54)	(1,346)
Exchange of earn-out for accounts receivable	(3,272)	—	—	—	(3,272)
Payment	(6,929)	—	—	(2,341)	(9,270)
Total earn-out liability as of December 31, 2016	$21,943	$—	$—	$2,270	$24,213
Less: current portion of earn-out	(12,562)	—	—	(965)	(13,527)
Balance of long term portion of earn-out recorded in other liabilities at December 31, 2016	$9,381	$—	$—	$1,305	$10,686

(Table only in thousands)	Zhongli	SAT	HEE	Other Subsidiaries	Total
Balance of earn-out at December 31, 2014	$16,997	$1,000	$2,000	$4,271	$24,268
Fair value adjustment	11,222	—	—	—	11,222
Compensation expense adjustment	—	—	—	1,223	1,223
Foreign currency translation adjustment	(1,268)	—	—	(287)	(1,555)
Payment	—	—	(733)	(1,755)	(2,488)
Total earn-out liability as of December 31, 2015	$26,951	$1,000	$1,267	$3,452	$32,670
Less: current portion of earn-out	(11,657)	(333)	(667)	(2,100)	(14,757)
Balance of long term portion of earn-out recorded in other liabilities at December 31, 2015	$15,294	$667	$600	$1,352	$17,913

9.	Senior debt

Debt consisted of the following at December 31, 2016 and 2015:

(Table only in thousands)	December 31, 2016	December 31, 2015

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $1.7 million through September 2017, $2.3 million through

   September 2018, and $2.9 million thereafter with balance

   due upon maturity in September 2020.

– Term loan	$125,072	$166,813
– U.S. Dollar revolving loans	—	8,000
– Unamortized debt discount	(3,175)	(4,229)
Total outstanding borrowings under Credit Facility	121,897	170,584
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	1,296	1,391
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	—	5,326
Outstanding borrowings (U.S. dollar equivalent) under Euro-denominated note payable to a bank, payable in quarterly installments of €25,000, plus interest, at a fixed rate of 3.82%, matured January 2016. Collateralized by the Heerenveen, Netherlands building.	—	27
Total outstanding borrowings	$123,193	$177,328
Less: current portion	8,827	19,494
Total debt, less current portion	$114,366	$157,834

During the year ended December 31, 2016, the Company made prepayments of $31.3 million on the outstanding balance of the term loan.  Scheduled principal payments under our debt facilities are $8.8 million in 2017, $9.8 million in 2018, $11.6 million in 2019 and $96.1 million in 2020.

United States Debt

The Company entered into a credit agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and letter of credit issuers (each, an “L/C Issuer”), and Bank of America, N.A., as Administrative Agent (the “Agent”), swing line lender and an L/C Issuer, providing for various senior secured credit facilities (collectively, the “Credit Facility”).

The Company amended the Credit Agreement in 2014. Pursuant to the amendment (i) certain lenders provided an additional term loan under the Credit Agreement in an aggregate principal amount of $35.0 million and certain lenders increased their revolving credit commitments in an aggregate principal amount of up to $15.0 million, and (ii) the Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA to include certain pro forma adjustments related to certain acquisitions and other transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) permit additional investments in foreign subsidiaries and additional indebtedness by foreign subsidiaries. The proceeds from the additional term loan were used primarily to finance the acquisition of Emtrol and related expenses. Additionally, the Company has the option to obtain additional commitments for either the U.S. dollar revolving credit facility or the term loan facility in an aggregate principal amount not to exceed $50.0 million.

On September 3, 2015, concurrent with the closing of the PMFG acquisition, the Company amended and restated the Credit Agreement. Pursuant to the amended and restated Credit Agreement, the Lenders provided a term loan in an aggregate principal amount of $170.0 million and the Lenders decreased their senior secured U.S. dollar revolving credit commitments to the aggregate principal amount of $60.5 million. All other provisions of the agreement remained substantially unchanged. The proceeds from the increased term loan were used primarily to (i) finance the cash portion of the PMFG purchase price, (ii) pay off certain outstanding indebtedness of the Company and its subsidiaries (including certain indebtedness of PMFG and its subsidiaries), and (iii) pay certain fees and expenses incurred in connection with the amendment to the Credit Agreement and the PMFG acquisition.

As of December 31, 2016 and 2015, $18.0 million and $15.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Credit Facility was $62.0 million and $56.6 million at December 31, 2016 and 2015, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

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

Accrued interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average interest rate on outstanding borrowings was 3.26% and 3.42% at December 31, 2016 and 2015, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt as of the date of the agreement indexed to LIBOR market rates. The fair value of the interest rate swap was a $0.2 million and $0.4 million liability at December 31, 2016, and 2015, respectively, which is recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016.  The change in the fair value of the hedge prior to being designated as an effective hedge during the year ended December 31, 2016 and 2015 of $0.5 million and $0.4 million, respectively, was recorded in earnings in “Other income (expense), net” in the Consolidated Statements of Operations.  From the date of designation, all changes to the fair value of the interest rate swap are recorded in other comprehensive income (loss) as long as the hedge is deemed effective.

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

The Credit Agreement contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.75 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the consolidated leverage ratio decreased to 3.50 on December 31, 2016, and then is set to decrease again to 3.00 by December 31, 2017. The consolidated leverage ratio will then remain at 3.00 until the end Credit Agreement term. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of December 31, 2016 and 2015, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. as the lender (“Aarding Facility”) with a total borrowing capacity of $13.7 million.  The facilities agreement includes a $7.4 million bank guarantee facility and a $6.3 million overdraft facility. The bank guarantee interest rate is the three months Euribor plus 265 basis points (2.65% as of December 31, 2016 and 2015) and the overdraft interest rate is three months Euribor plus 195 basis points (1.95% as of December 31, 2016 and 2015). All of the borrowers’ assets are pledged for this facility, and the borrowers’ solvency ratio must be at least 30% and net debt/last twelve months EBITDA less than 3.0.  The subsidiary of the Company located in the Netherlands has a Euro denominated debenture facility used to facilitate issuances of letters of credit and bank guarantees of December 31, 2016. As of December 31, 2016 and 2015, the borrowers were in compliance with all related financial and other restrictive covenants. As of December 31, 2016, $5.3 million of the bank guarantees and none of the overdraft facility are being used by the borrowers. As of December 31, 2015, $6.6 million of the bank guarantee and $5.3 million of the overdraft facility was being used by the borrowers. There is no stated expiration date on the facilities agreement.

A subsidiary of the Company located in China has a Chinese Yaun Renminbi denominated short term loan with Bank of America (“China Facility”) with amounts outstanding of $1.3 million and $1.4 million as of December 31, 2016 and 2015, respectively.  The short term loan has a total borrowing capacity of $4.3 million and $4.5 million as of December 31, 2016 and 2015, respectively.  The short term loan has an interest rate of 4.79%, and will mature in February 2017.  This loan was subsequently renewed on a short term basis through May of 2017.

A subsidiary of the Company located in the U.K. has a debenture agreement used to facilitate issuances of letters of credit and bank guarantees of $9.0 million at December 31, 2016 and 2015.  In 2015, this agreement was denominated in British Pounds.  This agreement is currently denominated in US Dollars.  This facility was secured by a protective letter of credit issued by the Company to HSBC Bank at December 31, 2016. At December 31, 2016 and 2015, there was $6.2 million and $5.8 million, respectively, of outstanding stand-by letters of credit and bank guarantees under this debenture agreement.

A subsidiary of the Company located in Germany has a Euro denominated debenture agreement used to facilitate issuances of letters of credit and bank guarantees of $0.9 million and $1.2 million at December 31, 2016 and 2015, respectively. This facility is secured by cash deposits of $0.9 million and $0.7 million at December 31, 2016 and 2015, respectively. There were $0.9 million and $1.2 million of outstanding stand-by letters of credit and bank guarantees under this debenture agreement as of December 31, 2016 and 2015, respectively.

A subsidiary of the Company located in Singapore had bank guarantees of $1.7 million and $1.5 million at December 31, 2016 and December 31, 2015, respectively.  These guarantees are secured with cash deposits of $0.3 million $0.5 million as of December 31, 2016 and December 31, 2015, respectively, and a protective letter of credit issued by the Company to Citibank.

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

During 2016, 2015 and 2014, our Board declared the following quarterly cash dividends on our common stock:

Dividend Per Share	Record Date	Payment Date
$0.066	December 16, 2016	December 30, 2016
$0.066	September 16, 2016	September 30, 2016
$0.066	June 18, 2016	June 30, 2016
$0.066	March 18, 2016	March 31, 2016
$0.066	December 16, 2015	December 30, 2015
$0.066	September 18, 2015	September 30, 2015
$0.066	June 12, 2015	June 26, 2015
$0.066	March 19, 2015	March 31, 2015
$0.060	December 19, 2014	December 30, 2014
$0.060	September 16, 2014	September 30, 2014
$0.060	June 13, 2014	June 27, 2014
$0.050	March 19, 2014	March 31, 2014

On March 6, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share. The dividend will be paid on March 31, 2017 to all shareholders of record at the close of business on March 17, 2017.

Effective August 13, 2012, the Company implemented a Dividend Reinvestment Plan (the “Plan”), under which the Company may issue up to 750,000 shares of common stock. The Plan provides a way for interested shareholders to increase their holdings in our common stock. Participation in the Plan is strictly voluntary and is open only to existing shareholders. The Plan has had limited participation.

Share-Based Compensation

The 2007 Equity Incentive Plan (the “2007 Plan”) was approved by shareholders on May 23, 2007 and replaced the 1997 Stock Option Plan (the “1997 Plan”).  The 2007 Plan permits the granting of stock options and stock awards which are granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of the grant.  Stock options granted to employees generally vest equally over a period of three to five years from the date of the grant.  Stock awards granted to employees generally vest equally over a period of four to five years from the date of the grant.  During 2016, approximately 105,000 stock options and 267,000 restricted stock awards were granted to plan participants under the 2007 Plan.  During 2015, approximately 286,000 stock options and 323,000 restricted stock awards were granted to plan participants under the 2007 Plan.  There are approximately 53,000 performance-based awards outstanding at December 31, 2016 and December 31, 2015.  The remainder of the awards outstanding are service based awards that vest over a service period. The number of shares reserved for issuance under the 2007 Plan is 3,300,000, of which approximately 414,000 shares were available for future grant as of December 31, 2016.

Share-based compensation expense for stock options and restricted stock awards under these plans of $2.2 million, $1.9 million and $1.7 million was recorded in the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefit related to share based compensation expense was $0.2 million,  zero, and $0.2 million in 2016, 2015 and 2014, respectively.

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

The Company recognized employee stock purchase plan expense of $71,000, $54,000 and $19,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Employees’ Stock Ownership Trust

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust, either in cash or in shares of Company common stock, for certain salaried employees of Met-Pro in the United States who are eligible to participate in the Plan. There were no contributions to the Employees’ Stock Ownership Trust for the years ended December 31, 2016, 2015 and 2014. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Options and Restricted Awards

The weighted-average fair value of stock options granted during 2016, 2015, and 2014 was estimated at $2.07, $4.35 and $6.48 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2016, 2015, and 2014, the Company utilized weighted-average volatility factors of 39%, 44% and 55%, respectively.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2016, 2015 and 2014, the Company utilized weighted-average expected term factors of 6.5 years, 6.3 years and 6.3 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2016, 2015 and 2014, the Company utilized a weighted-average risk-free interest rate factor of 2.1%, 1.9% and 2.2%, respectively.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.6%, 2.4% and 1.7% to value options granted during 2016, 2015 and 2014, respectively.

Information related to all stock options under the 2007 Plan and 1997 Plan for the years ended December 31, 2016, 2015 and 2014 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	1,877	$10.30	6.8 years
Granted	105	7.36
Forfeitures	(268)	11.91
Exercised	(195)	6.90
Outstanding at December 31, 2016	1,519	10.25	6.1 years	$5,816
Exercisable at December 31, 2016	959	9.23	5.3 years	$4,608

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	1,727	$10.12	7.3 years
Granted	286	11.55
Forfeitures	(106)	12.31
Exercised	(30)	4.47
Outstanding at December 31, 2015	1,877	10.30	6.8 years	$1,769
Exercisable at December 31, 2015	977	8.48	5.4 years	$1,765

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	1,807	$9.05	7.7 years
Granted	280	13.78
Forfeitures	(121)	12.45
Exercised	(239)	5.18
Outstanding at December 31, 2014	1,727	10.12	7.3 years	$9,390
Exercisable at December 31, 2014	655	5.02	5.8 years	$5,332

Information related to all restricted stock awards under the 2007 Plan for the years ended December 31, 2016 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant.  The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards adjusted for the Company’s estimate of pre-vesting forfeitures.  The pre-vesting forfeiture estimate is based on historical activity and is reviewed periodically and updated as necessary.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	322	$9.55
Granted	267	9.76
Vested	(17)	10.24
Forfeited	(62)	9.61
Nonvested at December 31, 2016	510	9.64

The weighted average grant date fair value of restricted stock awards granted was $9.76, $9.48 and $14.41 per share in fiscal years 2016, 2015 and 2014.

The Company received $1.3 million in cash from employees exercising options during the year ended December 31, 2016, $0.1 million in cash from employees exercising options during the year ended December 31, 2015 and $1.2 million from employees exercising options during the year ended December 31, 2014. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $0.2 million and $2.4 million, respectively. Unrecognized compensation expense related to nonvested shares of stock options and restricted stock was $6.5 million at December 31, 2016 and will be recognized over a weighted average vesting period of 3.0 years.

Warrants to Purchase Common Stock

The Company has historically issued warrants to purchase common shares in conjunction with business acquisitions, debt issuances and employment contracts.

On December 28, 2006, the Company issued warrants to purchase 250,000 shares to Icarus Investment Corp. (“Icarus”), a related party, at an exercise price of $9.07 and an expiration date of December 26, 2016.  On December 7, 2016, the Company and Icarus entered into an amendment of the warrant agreement pursuant to which the warrants were issued to provide for the cashless exercise of the warrants.  During the year ended December 31, 2016, all of the Company’s previously outstanding warrants were exercised and the Company issued 89,640 shares of common stock through a cashless exercise pursuant to such amendment at an effective price of $9.07 per share.

Stock Purchase

During 2016, the Company repurchased 30,000 shares of common stock from a former owner of a subsidiary acquired by the Company in 2014 for a total cost of $0.2 million.  In December 2016, the Company entered into an agreement to repurchase 75,000 shares of common stock from a current segment president, who is a former owner of a subsidiary acquired by the Company in 2013, for a total cost of $1.1 million, which was paid in January of 2017.  This transaction is reflected in the accounts payable and accrued expenses line in the Consolidated Balance Sheets as of December 31, 2016.  The shares were immediately retired subsequent to their repurchase.

There were no stock repurchases during 2015.

During 2014, the Company repurchased 61,500 shares of common stock from a former director for a total cost of $1.0 million. The shares were immediately retired.

11.	Pension and Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees.  The Company acquired two defined benefit pension plans covering eligible employees in the United States in connection with the acquisition of a current subsidiary.  During 2015, these pension plans were merged with the other defined benefit pension plan mentioned above. Therefore, as of December 31, 2015, the Company sponsors only one non-contributory defined benefit pension plan.    The accrual of future benefits

for all participants who are non-union employees was frozen effective December 31, 2008.  The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

We also sponsor a postretirement health care plan for office employees retired before January 1, 1990. The plan allows retirees who have attained the age of 65 to elect the type of coverage desired.

The following tables set forth the plans’ changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2016, 2015 and 2014, and amounts recognized in our consolidated balance sheets as of those dates.

	Pension Benefits			Other Benefits
(Table only in thousands)	2016	2015	2014	2016	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$36,140	$38,208	$32,311	n/a	n/a	n/a
Accumulated postretirement benefit obligation	n/a	n/a	n/a	$159	$155	$116
Service cost	447	233	204	—	—	—
Interest cost	1,426	1,412	1,428	4	5	5
Amendments	—	—	—	—	9	24
Actuarial (gain)/loss	301	(1,744)	6,015	(8)	18	38
Administrative expenses	(606)	(214)	(174)	—	—	—
Benefits paid	(2,696)	(1,755)	(1,576)	(24)	(28)	(28)
Projected benefit obligation at end of year	35,012	36,140	38,208	131	159	155
Change in plan assets:
Fair value of plan assets at beginning of year	25,296	27,302	25,822	—	—	—
Actual return (loss) on plan assets	2,040	(443)	1,404	—	—	—
Employer contribution	29	406	1,826	24	28	28
Administrative expenses	(606)	(214)	(174)	—	—	—
Benefits paid	(2,696)	(1,755)	(1,576)	(24)	(28)	(28)
Fair value of plan assets at end of year	24,063	25,296	27,302	—	—	—
Funded status	$(10,949)	$(10,844)	$(10,906)	$(131)	$(159)	$(155)
Defined benefit liabilities included in accounts payable and accrued expenses	$—	$—	$—	$(25)	$(26)	$(25)
Defined benefit liabilities included in other liabilities	(10,949)	(10,844)	(10,906)	(106)	(133)	(130)
Deferred tax benefit associated with accumulated other comprehensive loss	3,107	3,154	2,983	15	15	8
Accumulated other comprehensive loss, net of tax	5,074	5,144	4,865	9	27	14
Net amount recognized	$(2,768)	$(2,546)	$(3,058)	$(107)	$(117)	$(133)
Other comprehensive income (loss):
Net loss (gain)	$90	$708	$6,561	$(9)	$17	$38
Prior service cost	—	—	—	—	9	24
Amortization of prior service cost	—	—	(4)	(10)	(9)	(6)
Amortization of net actuarial loss (gain)	(212)	(258)	(173)	1	3	11
Total recognized in other comprehensive income (loss)	$(122)	$450	$6,384	$(18)	$20	$67
Accumulated other comprehensive income:
Net loss (gain)	$8,181	$8,298	$7,848	$(28)	$(20)	$(40)
Prior service cost	—	—	—	52	62	62
Amount recognized in accumulated other comprehensive income	$8,181	$8,298	$7,848	$24	$42	$22
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	3.85%	4.00%	3.75%	2.75%	3.00%	3.75%
Compensation increase rate	n/a	n/a	n/a	n/a	n/a	n/a

Benefits under the plans are not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligations.

During 2016, 2015 and 2014 the Company updated the mortality tables (RP-2016 Total Mortality Table, RP-2015 Total Mortality Table, and RP-2014 Total Mortality Table for each respective year) in the underlying assumptions used to determine benefit obligations.

Included in other comprehensive income for our defined benefit plans, net of related tax effect, were an increase in the minimum liability of $0.1 million in 2016, a decrease of $0.3 million in 2015 and an increase of $4.0 million in 2014.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

(Table only in thousands)	2016	2015	2014
Service cost	$447	$233	$204
Interest cost	1,426	1,412	1,428
Expected return on plan assets	(1,829)	(2,009)	(1,950)
Net amortization and deferral	212	258	177
Net periodic benefit income (cost)	$256	$(106)	$(141)
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	4.00%	3.75%	4.50%
Expected return on assets	7.50%	7.50%	7.50%
Compensation increase rate	n/a	n/a	n/a

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

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are $0.2 million and zero, respectively. The net gain and prior service cost for the healthcare plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 is $3,000 and $11,000, respectively.

At December 31, 2016, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.0 million and the annual pension expense by approximately $6,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $60,000.

The net periodic benefit cost (representing interest cost and amortization of net actuarial loss only) for the healthcare plan included in the accompanying Consolidated Statements of Operations  was $15,000, $12,000 and zero for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average discount rate to determine the net periodic benefit cost for 2016, 2015 and 2014 was 3.00%, 3.75% and 4.50%, respectively.

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

	Target Allocation	Percentage of Plan Assets
	2016	2016	2015
Asset Category:
Cash and cash equivalents	0%	4%	25%
Equity securities	70%	67%	52%
Debt securities	30%	29%	23%
Total	100%	100%	100%

Estimated pension plan cash obligations are $1.9 million, $1.9 million, $2.1 million, $2.1 million, and $2.1 million for 2017 through 2021, respectively, and a total of $10.7 million for the years 2022 through 2025. Estimated healthcare plan cash obligations are $25,000, $22,000, $19,000, $16,000, and $13,000 for 2017 through 2021, respectively, and a total of $38,000 for the years 2022 through 2026.

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

The levels assigned to the defined benefit plan assets as of December 31, 2016, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$894	$—	$—	$894
Equity securities	16,153	—	—	16,153
Debt securities	7,016	—	—	7,016
Total assets	$24,063	$—	$—	$24,063

The levels assigned to the defined benefit plan assets as of December 31, 2015, are summarized in the tables below:

(Table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$6,397	$—	$—	$6,397
Equity securities	13,187	—	—	13,187
Debt securities	5,712	—	—	5,712
Total assets	$25,296	$—	$—	$25,296

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

The Company participation in these plans for the annual period ended December 31, 2016, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016, 2015 and 2014 is for the plan’s year-end at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	FIF: Yes - Implemented RP: Yes - Implemented	No	various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIF: Yes - Implemented	No	May 31, 2017
Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2017
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	May 1, 2018

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2015. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2016.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $2.1 million, $1.3 million and $1.2 million in 2016, 2015 and 2014, respectively.

We have a profit sharing and 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%.  We made aggregate matching contributions and discretionary contributions of $1.5 million, $1.2 million, and $1.1 million during 2016, 2015 and 2014, respectively.

As a result of the PMFG acquisition, the Company acquired a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for eligible employees who have completed at least 90 days of service (“PMFG Plan”).  Company contributions are voluntary and at the discretion of the board of directors. For the year ended December 31, 2015, matching contributions of $0.1 million were made by the Company after the acquisition.  The PMFG Plan was merged with the CECO 401(k) savings retirement plan in January 2016.  The contributions made to these participants for the year ended December 31, 2016 were included in the profit-sharing and 401(k) savings retirement plan contributions noted above.

12.	Leases

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

As of December 31, 2016, future payments on the sale-leaseback financing liability are as follows (in thousands):

Fiscal Years	Payments
2017	399
2018	407
2019	415
2020	423
2021	431
Thereafter	3,480
Total payments	5,555
Less amount representing interest	(729)
Total sale-leaseback financing liability	4,826
Less current portion of sale-leaseback financing liability included in accounts payable and accrued expenses	(294)
Long-term portion of sale-leaseback financing liability included in other liabilities	$4,532

As of December 31, 2016 and 2015, the net carrying value of the Denton facility assets that are included in property, plant, and equipment on our  Consolidated Balance Sheets amounted to $12.3 million and $13.1 million, respectively.  The useful life of these assets was modified to the remainder of the lease’s duration.

Telford Facility

On June 2, 2016, the Company entered into an agreement to sell its manufacturing facility in Telford, Pennsylvania for gross proceeds of $6.0 million, less costs associated with the transaction of $0.4 million, or net proceeds of $5.6 million.  As a part of the transaction, the Company entered into a lease for the property from the purchaser for a period of 13 years.

The Company recorded a deferred gain on the sale of this facility in the amount of $2.4 million recorded in the Consolidated Balance Sheets as an offset to property, plant, and equipment, which will be recognized over the 13-year lease term.  As a result of this transaction, the Company initially recorded a capital lease obligation of $5.7 million for the facilities leased.  The weighted-average effective interest rate of the capital lease was 3.43%.

Indianapolis Facility

On August 16, 2016, the Company entered into an agreement to sell its manufacturing facility in Indianapolis, Indiana for gross proceeds of $3.3 million, less costs associated with the transaction of $0.1 million, or net proceeds of $3.2 million.  As a part of the transaction, the Company entered into a lease for the property from the purchaser for a period of 13 years.

The Company recorded a deferred gain on the sale of this facility in the amount of $2.0 million recorded in the Consolidated Balance Sheets as an offset to property, plant, and equipment, which will be recognized over the 13-year lease term.  As a result of this transaction, the Company initially recorded a capital lease obligation of $3.0 million for the facilities leased.  The weighted-average effective interest rate of the capital lease was 3.25%.

The future minimum payments for the Indianapolis and Telford capital leases that the Company entered into as of December 31, 2016, are as follows (in thousands):

Fiscal Years	Payments
2017	$744
2018	759
2019	774
2020	790
2021	805
Thereafter	6,577
Total payments	10,449
Less amount representing interest	(1,978)
Present value of future minimum lease payments	8,471
Less current portion of capital lease obligation included in accounts payable and accrued expenses	(470)
Long-term portion of capital lease obligation included in other liabilities	$8,001

Prior to the execution of these transactions, the Company did not have any assets held under capital leases.  Capital lease assets included in the Consolidated Balance Sheets as part of property, plant, and equipment as of December 31, 2016, are as follows (in thousands):

	December 31, 2016	Depreciable Life (Years)

Building and improvements, net of deferred gain	$4,385	13
Less: Accumulated depreciation	(197)
Total	$4,188

Rent

We lease certain facilities on a year-to-year basis. We also have future annual minimum rental commitments under noncancellable operating leases as follows:

(Table only in thousands) December 31,	Commitment
2017	$3,753
2018	3,072
2019	1,982
2020	1,456
2021	1,236
2022 and thereafter	3,976
$15,475

Total rent expense under all operating leases for 2016, 2015 and 2014 was $4.5 million, $4.0 million and $2.9 million, respectively.

13.	Commitments and Contingencies

Legal Proceedings

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2016 for cases involving asbestos-related claims were $1.1 million which together with all legal fees other than corporate counsel expenses; $1.0 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $30,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 229 cases pending against the Company as of December 31, 2016 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 221 cases that were pending as of January 1, 2016. During 2016, 75 new cases were filed against the Company, and the Company was dismissed from 63 cases and settled 4 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies (“Valero Suit”). The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during 2014. The Company’s insurer, Valley Forge Insurance Company (“Valley Forge”) who had paid for FKI’s defense in this matter, initiated a new case in the Southern District of Ohio against the Company in October 2014 seeking, among other things, recoupment of past legal costs paid.  Valley Forge claims that it did not have an obligation to defend FKI and is entitled to recoup all amounts paid to defend FKI.  In April 2016, the Court rejected Valley Forge’s position on the duty to defend as contrary to Ohio law.  However, the Court found that, if Valley Forge could prove that FKI breached its duty to cooperate in defending the Valero Suit, Valley Forge may be relieved of its duty to defend to some extent.  Valley Forge moved for reconsideration of the Court’s Opinion and Order in May 2016 and the motion is pending. The Southern District of Ohio subsequently ruled in 2016 that the Company’s insurer did have a duty to defend the Company.  The Company is vigorously disputing this claim, including the pursuit of counterclaims against the insurer.  FKI maintains that it fully complied with its duty to cooperate at all times.

Viron

On October 3, 2014, Viron International (“Viron”) filed a complaint against us and our subsidiary, the Kirk and Blum Manufacturing Company (“Kirk & Blum”), in the United States District Court for the Western District of Texas (the “Court”) seeking damages against us and Kirk & Blum for alleged breach of contract. After a trial in 2015, the Court issued Findings of Fact and Conclusions of Law that provide that we breached our contract with Viron and that Viron is entitled to damages in the amount of approximately $0.6 million plus attorneys’ fees. Additionally, the Court concluded that we are not entitled to an offset for the invoiced amounts of $0.2 million not paid by Viron under the contract. In 2015, we settled with Viron for $0.5 million, $0.3 million was previously accrued in 2014, and the remaining $0.2 million was recorded as expense and paid in 2015.

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

On September 1, 2016, the plaintiffs withdrew from the settlement and filed a notice of dismissal of their claims with prejudice.  On September 2, 2016, the Court granted plaintiffs’ request and dismissed their claims with prejudice.  The Court retained jurisdiction to consider any applications for “mootness” based attorneys’ fees and expenses from plaintiffs and/or the counsel for the objector.  Briefing on the attorneys’ fees request is complete, and it remains pending.

Summary

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, Contingencies, and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

14.	Income Taxes

(Loss) income before income taxes was generated in the United States and globally as follows:

(Table only in thousands)	2016	2015	2014
Domestic	$(39,623)	$997	$14,638
Foreign	6,659	(4,093)	1,576
	$(32,964)	$(3,096)	$16,214

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At December 31, 2016, the aggregate undistributed earnings of the foreign subsidiaries amounted to $44.7 million. If the Company were to distribute these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes. The unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $7.1 million at December 31, 2016.

Income tax provision consisted of the following for the years ended December 31:

(Table only in thousands)	2016	2015	2014
Current:
Federal	$4,957	$3,429	$4,672
State	892	753	947
Foreign	3,191	1,944	1,624
	9,040	6,126	7,243
Deferred:
Federal	(2,794)	(3,012)	(3,033)
State	(409)	(563)	(367)
Foreign	(547)	87	(706)
	(3,750)	(3,488)	(4,106)
	$5,290	$2,638	$3,137

The income tax provision differs from the statutory rate due to the following:

(Table only in thousands)	2016	2015	2014
Tax (benefit) expense at statutory rate	$(11,525)	$(1,083)	$5,675
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	174	34	416
Domestic production activities deduction	(561)	(211)	(670)
Intangible asset and goodwill impairment	17,859	—	—
Change in uncertain tax position reserves	(624)	(1,281)	388
Permanent differences	(31)	1,162	58
Impact of rate differences and adjustments	(1,655)	(1,489)	296
United States and foreign tax incentives	(1,035)	(883)	(3,026)
Non-deductible transaction costs	7	1,356	—
Earnout expenses	2,573	3,928	—
Change in valuation allowance	222	483	—
Audit settlements	—	65	—
Provision-to-return adjustments	108	808	—
Other	(222)	(251)	—
	$5,290	$2,638	$3,137

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(Table only in thousands)	2016	2015
Gross deferred tax assets:
Accrued expenses and other	$3	$1,175
Reserves on assets	3,078	2,949
Share-based compensation awards	1,340	1,057
Minimum pension / post retirement	4,197	4,118
Net operating loss carry-forwards	5,932	8,473
Tax credit carry-forwards	1,634	1,626
Valuation allowances	(3,135)	(1,500)
	13,049	17,898
Gross deferred tax liabilities:
Depreciation	(614)	(3,658)
Goodwill and intangibles	(23,060)	(30,133)
Prepaid expenses and inventory	(785)	(192)
Revenue recognition	(1,554)	(1,634)
	(26,013)	(35,617)
Net deferred liabilities	$(12,964)	$(17,719)

As of December 31, 2016, the Company has federal net operating loss carry forwards of $11.5 million, and state and local net operating loss carry forwards of $12.4 million, which expire from 2018 to 2033. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in international jurisdictions totaling $7.0 million. A full valuation allowance has been established against substantially all of these losses in international jurisdictions. As of December 31, 2016 and 2015, the Company has recorded a valuation reserve in the amount of $3.1 million and $1.5 million, respectively. The changes in the valuation allowance resulted in additional income tax expense of $0.2 million, $0.6 million, and $0.1 million in 2016, 2015, and 2014, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(Table only in thousands)	2016	2015
Balance as of January 1,	$1,024	$1,166
Additions for tax positions taken in prior years	—	50
Additions for tax positions of acquired company	—	1,139
Statute expirations	(576)	—
Reductions for settlements on tax positions of acquired company	—	(165)
Reductions of tax positions taken in prior years	(47)	—
Reductions for settlements on tax positions of prior years	—	(1,166)
Balance as of December 31,	$401	$1,024

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During 2016, 2015, and 2014, there was no such expense for interest and penalties. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2014 remain open for examination by Federal authorities, and back to 2011 remain open for all significant state and foreign authorities.

15.	Related Party Transactions

During 2016, 2015 and 2014, we paid fees of $0.4 million per year to Icarus for management consulting services. These services were provided by Jason DeZwirek, our Chairman of our Board, through Icarus. During 2016, 2015 and 2014, we paid fees of $0.1 million, $0.3 million and $0.1 million, respectively, for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services. All services described above are based on verbal agreements with the Company. The Board of Directors approves the above services on an annual basis.

During the year ended December 31, 2016, the Company issued 89,640 shares of common stock to Icarus in connection with a cashless exercise of a warrant.  In 2016, the Company entered into an agreement to repurchase 75,000 shares of common stock from a current segment president.  See Note 10 for further detail related to these transactions.

During 2016, 2015, and 2014, we incurred rent expense of $1.1 million, $1.1 million, and $0.3 million, respectively, to lease facilities at the Adwest, Zhongli, and Emtrol subsidiaries. These are recently acquired subsidiaries, and the facilities are owned by the former owners of these subsidiaries. The Company currently employs the former owners in a managerial role at the respective subsidiaries.

During 2016 and 2015, we purchased $0.8 million and $0.3 million in inventory from a company owned by the former owner of the Zhongli subsidiary.  During 2016 and 2015, we sold zero and $0.4 million of inventory to the same company. The Company currently employs the former owner in a managerial role at this subsidiary.

16.	Major Customers and Foreign Sales

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2016, 2015, or 2014.

For 2016, 2015 and 2014, sales to customers outside the United States, including export sales, accounted for approximately 37%, 38% and 30%, respectively, of consolidated net sales. The largest portion of export sales in 2016 was destined for Asia (16% of the total export sales) and Europe (9% of total export sales). Of consolidated long lived assets, $34.8 million and $51.8 million were located outside of the United States as of December 31, 2016 and 2015, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2016 were in Europe ($17.8 million of the total long-lived assets), and Asia, ($14.8 million of the total long-lived assets).

17.	Acquisitions

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

PMFG is a global provider of engineered equipment for the abatement of air pollution, the separation and filtration of containments from gases and liquids, and industrial noise control equipment, which complements our Energy segment businesses.

As a result of the PMFG acquisition, the Company acquired a 60% equity investment in Peerless Propulsys that entitled the Company to 80% of Peerless Propulsys’s earnings.  In prior periods, the noncontrolling interest of Peerless Propulsys was reported as a separate component on the Consolidated Balance Sheets.  During 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 in exchange for 100% ownership in the equity and earnings of Peerless Propulsys.  The minority interest had a carrying value of $4.1 million on July 11, 2016, compared to the purchase price of $5.3 million.  Since the Company already had control over the equity investment, the excess paid of $1.2 million was recorded as a debit to additional paid in capital.  The interest rate on the note payable is 1.50%, which approximates the market rate given the short term duration of the note payable.  All of the borrowers’ assets are pledged to secure this agreement.  As of December 31, 2016, $5.3 million of the note payable was outstanding.  The note is payable at the earlier of July 11, 2019 or thirty days subsequent to the sale of building and land that the Company owns in China.   As the Company intends to sell this building and land within one year of December 31, 2016, this note payable is currently classified as a current liability in the Consolidated Balance Sheets as of December 31, 2016.  In conjunction with entering into the agreement to acquire the noncontrolling interest of Peerless Propulsys, the Company listed the land and building as assets held for sale with a carrying value of $5.4 million in the Consolidated Balance Sheets as of December 31, 2016.

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

During 2016 and 2015, PMFG accounted for $101.7 and $40.8 million of revenue, respectively, and $13.1 million and $2.2 million of pre-tax income, respectively, included in the Company’s results.

Zhongli

On December 15, 2014, the Company acquired 100% of the equity interests of Zhongli for $7.0 million in cash. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2017. There is no maximum amount of earn-out, under the terms of the Framework Agreement. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $17.1 million.  See Note 8 for a presentation of the earn-out activity during 2016 and 2015.  During 2016, the Company settled $3.2 million of the earn-out due by exchanging the liability for accounts receivable acquired in conjunction with the acquisition that remained uncollected as of the date of the exchange.  This offset was agreed to in the original terms of the Zhongli acquisition agreement.

Zhongli is a leader in the design and manufacture of power industry damper, diverter and ball mill systems in China, which complements our Energy segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets (including cash of $1,025)	$16,223
Property and equipment	1,477
Goodwill	4,752
Intangible – finite life	4,262
Intangible – indefinite life	960
Total assets acquired	27,674
Current liabilities assumed	(1,840)
Deferred tax liabilities	(1,739)
Net assets acquired	$24,095

During 2016, 2015 and 2014, Zhongli accounted for $30.4 million, $28.2 million and $0.1 million of revenue, respectively, and $(2.1) million, $(6.0) million, and zero of pre-tax income (loss) (inclusive of the earnout adjustments), respectively, included in the Company’s results.

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

(Table only in thousands)
Current assets	$9,922
Property and equipment	125
Goodwill	24,998
Intangible – finite life	12,890
Total assets acquired	47,935
Current liabilities assumed	(10,173)
Net assets acquired	$37,762

During 2016, 2015 and 2014, Emtrol accounted for $33.4 million, $33.7 million, and $9.8 million of revenue, respectively, and $4.5 million, $3.3 million, and $1.3 million of pre-tax income, respectively, included in the Company’s results.

SAT

On September 26, 2014, the Company acquired 100% of the stock of SAT for $1.4 million in cash. The Company is holding back $0.2 million of this cash until certain working capital requirements are determined to be met, as defined in the agreement. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through September 30, 2017.  Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.0 million, which is the maximum amount of the earn-out. See Note 8 for a presentation of the earn-out activity during 2016 and 2015.

SAT is a leading provider of volatile organic compounds abatement solutions for the Chinese air pollution control market, which complements our Environmental segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets	$1,679
Property and equipment	10
Goodwill	1,733
Intangible – finite life	840
Intangible – indefinite life	260
Total assets acquired	4,522
Current liabilities assumed	(1,847)
Deferred tax liabilities	(275)
Net assets acquired	$2,400

During 2016, 2015 and 2014, SAT accounted for $2.4 million, $2.3 million, and $1.0 million of revenue, respectively, and $(1.1) million, $(0.8) million, and zero pre-tax income (loss) (inclusive of the earnout adjustments), respectively, included in the Company’s results.

HEE

On August 13, 2014, the Company acquired certain assets and liabilities of HEE for $7.0 million in cash. The Company also issued 34,626 shares of the Company’s common stock with an agreed upon value of $0.5 million computed based on the average closing price of the Company’s common stock for the thirty trading days immediately preceding the acquisition date. The shares of common stock issued to the former owners contain restrictions on sale or transfer for a period of six months from the acquisition date. Accordingly, the fair value of the common stock issued has been determined to be $0.5 million, which reflects the estimated fair value of the shares based on the closing price of the Company’s common stock on the acquisition date and a discount related to the sale and transfer restrictions. As additional consideration, the former owners are entitled to earn-out payments upon the achievement of specified financial results through July 31, 2017. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.0 million which is the maximum amount of the earn-out.  See Note 8 for a presentation of the earn-out activity during 2016 and 2015.

HEE is a leading North American designer and manufacturer of scrubbers and fans for the air pollution control market, which complements our Environmental segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing after the Company finalized purchase accounting during 2015.

(Table only in thousands)
Current assets	$913
Property and equipment	158
Goodwill	5,644
Intangible – finite life	2,690
Intangible – indefinite life	510
Total assets acquired	9,915
Current liabilities assumed	(415)
Net assets acquired	$9,500

During 2016, 2015 and 2014, HEE accounted for $4.2 million, $11.3 million, and $2.3 million of revenue, respectively, and $(0.5) million, $0.9 million, and $0.1 million pre-tax income (loss), respectively, (inclusive of the earnout adjustments), included in the Company’s results.

Goodwill related to the PMFG, HEE, and Emtrol acquisitions is not deductible for tax purposes. Goodwill related to the Zhongli and SAT acquisitions is deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if PMFG acquisition had occurred as of January 1, 2014 and the HEE, SAT, Emtrol and Zhongli acquisitions had occurred as of January 1, 2013:

	Year Ended December 31,
(Table only in thousands, except per share data)	2015	2014
Net sales	$460,726	$493,246
Net loss	$(29,568)	$(22,990)
Earnings per share:
Basic	$(0.87)	$(0.68)
Diluted	$(0.87)	$(0.68)

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect foregone interest income on cash paid for the acquisitions, reflect additional interest expense on debt used to fund the acquisitions, and to record the income tax consequences of the pro forma adjustments. Included in the pro forma results are acquisition related expenses of $17.7 million and $1.3 million, and certain nonrecurring expenses, such as goodwill impairment, of $3.7 million and $26.6 million, for the years ended December 31, 2015 and 2014, respectively. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Goodwill recognized on all of the above acquisitions represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies.  See Note 7 for further discussion related to the Company’s goodwill.

Acquisition and integration expenses on the Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

18.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income (loss) from operations” line on the Consolidated Statements of Operations. The accounting policies of the segments are the same as those in the consolidated financial statements. Except for the information reported on a segment basis, the Company does not accumulate net sales information by product or service and therefore, the Company does not disclose net sales by product or service because to do so would be impractical. The Company’s reportable segments are however organized as groups of similar products and services, defined as follows:

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

Environmental Segment

Our Environmental segment, formerly known as the Air Pollution Control segment, provides the design and manufacture of product recovery and air pollution control technologies that enable our customers to leave a lower carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries. During 2015, the Company concluded that changing the name of this segment was appropriate to more accurately describe the long-term goals of the Company in conjunction with the products and services offered within the segment.

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

	2016	2015	2014
Net Sales (less intra-, inter-segment sales)
(Table only in thousands)
Energy Segment	$203,376	$142,150	$70,285
Environmental Segment	153,344	158,371	127,707
Fluid Handling and Filtration Segment	61,783	67,610	65,638
Corporate and Other (1)	(1,492)	(709)	(413)
Net sales	$417,011	$367,422	$263,217

(1)	Includes adjustment for revenue on intercompany jobs.

	2016	2015	2014
(Loss) income from Operations
(Table only in thousands)
Energy Segment	$23,575	$3,488	$7,799
Environmental Segment	15,652	17,021	16,803
Fluid Handling and Filtration Segment	(36,209)	11,741	13,188
Corporate and Other (2)	(26,981)	(26,592)	(14,297)
Eliminations	(1,599)	(709)	(1,830)
(Loss) income from operations	$(25,562)	$4,949	$21,663

(2)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses.

	2016	2015	2014
Property and Equipment Additions
(Table only in thousands)
Energy Segment	$569	$429	$136
Environmental Segment	404	166	486
Fluid Handling and Filtration Segment (3)	4,481	150	486
Corporate and Other	7	18	43
Property and equipment additions	$5,461	$763	$1,151

(3)Includes non-cash additions of $4,385 for property, plant, and equipment acquired under capital leases for the year ended December 31, 2016.  See Note 12 for further detail.

	2016	2015	2014
Depreciation and Amortization
(Table only in thousands)
Energy Segment	$9,555	$5,293	$2,329
Environmental Segment	3,816	4,443	2,263
Fluid Handling and Filtration Segment	5,406	6,331	6,545
Corporate and Other	126	453	131
Depreciation and amortization	$18,903	$16,520	$11,268

	December 31,
	2016	2015
Identifiable Assets
(Table only in thousands)
Energy Segment	$257,566	$283,002
Environmental Segment	118,680	135,171
Fluid Handling and Filtration Segment	104,294	161,394
Corporate and Other (4)	18,094	19,252
Identifiable assets	$498,634	$598,819

(4)	Corporate assets primarily consist of cash and income tax related assets.

	December 31,
	2016	2015
Goodwill
(Table only in thousands)
Energy Segment	$75,827	$72,075
Environmental Segment	$48,203	$55,031
Fluid Handling and Filtration Segment	46,123	93,057
Goodwill	$170,153	$220,163

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2016
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Energy Segment	$207,280	$(3,506)	$(398)	$—	$—	$—	$203,376
Environmental Segment	160,959	(4,256)	—	(3,153)	(206)	—	153,344
Fluid Handling and Filtration Segment	64,327	(1,714)	(317)	(513)	—	—	61,783
Corporate and Other (4)	—	—	—	—	—	(1,492)	(1,492)
Net Sales	$432,566	$(9,476)	$(715)	$(3,666)	$(206)	$(1,492)	$417,011

	Year Ended December 31, 2015
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Energy Segment	$147,661	$(4,876)	$(635)	$—	$—	$—	$142,150
Environmental Segment	167,247	(6,744)	0	(1,937)	(195)	—	158,371
Fluid Handling and Filtration Segment	70,084	(2,277)	(197)	—	—	—	67,610
Corporate and Other (4)	—	—	—	—	—	(709)	(709)
Net Sales	$384,992	$(13,897)	$(832)	$(1,937)	$(195)	$(709)	$367,422

	Year Ended December 31, 2014
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
(Table only in thousands)
Energy Segment	$76,302	$(5,964)	$(53)	$—	$—	$—	$70,285
Environmental Segment	136,544	(7,089)	0	(1,403)	(345)	—	127,707
Fluid Handling and Filtration Segment	67,558	(1,845)	(75)	—	—	—	65,638
Corporate and Other (4)	—	—	—	—	—	(413)	(413)
Net Sales	$280,404	$(14,898)	$(128)	$(1,403)	$(345)	$(413)	$263,217

(4)	Includes adjustment for revenue on intercompany jobs.

19.	Quarterly Data (Unaudited)

Earnings per share amounts are computed independently each quarter. Accordingly, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
(Table only in thousands, except per share data)	First	Second	Third	Fourth
Year ended December 31, 2016
Net sales	$103,175	$112,258	$101,596	$99,982
Gross profit	31,586	33,930	33,676	35,667
Net income (loss)	3,055	4,037	5,826	(51,172)
Net income (loss) attributable to CECO Environmental Corp.	3,100	4,050	5,804	(51,172)
Basic earnings (loss) per share	$0.09	$0.12	$0.17	$(1.49)
Diluted earnings (loss) per share	$0.09	$0.12	$0.17	$(1.49)

Year ended December 31, 2015
Net sales	$80,985	$86,961	$98,230	$101,246	(1)
Gross profit	20,975	26,628	30,795	30,773	(1)
Net income (loss)	198	2,104	(4,825)	(3,211)
Net income (loss) attributable to CECO Environmental Corp.	198	2,104	(4,825)	(3,079)
Basic earnings (loss) per share	$0.01	$0.08	$(0.17)	$(0.09)
Diluted earnings (loss) per share	$0.01	$0.08	$(0.17)	$(0.09)
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