Form 10-Q
period 2017-03-31
CECO ENVIRONMENTAL CORP
filed 2017-05-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,600,799 shares of common stock, par value $0.01 per share, as of May 2, 2017.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2017

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) MARCH 31, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,999	$45,824
Restricted cash	1,272	1,498
Accounts receivable, net	76,726	83,062
Costs and estimated earnings in excess of billings on uncompleted contracts	33,447	38,123
Inventories, net	21,498	21,487
Prepaid expenses and other current assets	12,282	13,560
Prepaid income taxes	2,709	1,590
Assets held for sale	7,826	7,834
Total current assets	200,759	212,978
Property, plant and equipment, net	26,452	27,270
Goodwill	170,293	170,153
Intangible assets-finite life, net	57,906	60,728
Intangible assets-indefinite life	22,085	22,042
Deferred charges and other assets	4,809	5,463
	$482,304	$498,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$8,852	$8,827
Accounts payable and accrued expenses	81,796	95,610
Billings in excess of costs and estimated earnings on uncompleted contracts	34,211	35,085
Note payable	5,300	5,300
Income taxes payable	1,793	1,536
Total current liabilities	131,952	146,358
Other liabilities	37,526	34,864
Debt, less current portion	110,565	114,366
Deferred income tax liability, net	12,899	12,964
Total liabilities	292,942	308,552
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,599,179 and 34,300,209 shares issued at March 31, 2017 and December 31, 2016, respectively	346	343
Capital in excess of par value	246,259	244,878
Accumulated loss	(44,394)	(41,741)
Accumulated other comprehensive loss	(12,493)	(13,042)
	189,718	190,438
Less treasury stock, at cost, 137,920 shares at March 31, 2017 and December 31, 2016	(356)	(356)
Total shareholders’ equity	189,362	190,082
	$482,304	$498,634

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2017	2016
Net sales	$92,651	$103,175
Cost of sales	60,722	71,589
Gross profit	31,929	31,586
Selling and administrative expenses	23,256	20,945
Acquisition and integration expenses	—	37
Amortization and earn-out expenses	7,323	4,797
Income from operations	1,350	5,807
Other (expense) income, net	(109)	780
Interest expense	(1,711)	(2,102)
(Loss) income before income taxes	(470)	4,485
Income tax (benefit) expense	(508)	1,430
Net income	$38	$3,055
Less net loss attributable to noncontrolling interest	$—	$(45)
Net income attributable to CECO Environmental Corp.	$38	$3,100
Earnings per share:
Basic	$0.00	$0.09
Diluted	$0.00	$0.09
Weighted average number of common shares outstanding:
Basic	34,215,519	33,928,052
Diluted	34,563,139	34,116,534

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2017	2016
Net income	$38	$3,055
Other comprehensive income, net of tax:
Interest rate swap	143	(275)
Foreign currency translation	406	321
Comprehensive income	587	3,101
Net loss attributable to noncontrolling interest	—	(45)
Comprehensive income attributable to CECO Environmental Corp.	$587	$3,056

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$38	$3,055
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,138	5,195
Unrealized foreign currency gain	(313)	(908)
Net gain on interest rate swaps	(58)	—
Fair value adjustments to earnout liabilities	3,897	347
Earnout payments	(2,155)	—
Loss on sale of property and equipment	77	3
Debt discount amortization	252	270
Share-based compensation expense	9	575
Bad debt expense	217	117
Inventory reserve expense	165	236
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,505	12,996
Costs and estimated earnings in excess of billings on uncompleted contracts	4,920	(1,084)
Inventories	(110)	1,826
Prepaid expense and other current assets	361	(2,025)
Deferred charges and other assets	589	1,081
Accounts payable and accrued expenses	(13,428)	(11,996)
Billings in excess of costs and estimated earnings on uncompleted contracts	(944)	(47)
Income taxes payable	206	30
Other liabilities	287	(283)
Net cash provided by operating activities	4,653	9,388
Cash flows from investing activities:
Acquisitions of property and equipment	(410)	(212)
Proceeds from sale of property and equipment	11	282
Net (used in) provided by investing activities	(399)	70
Cash flows from financing activities:
Decrease (increase) in restricted cash	342	(111)
Net repayments on revolving credit lines	—	(3,934)
Repayments of debt	(4,038)	(3,215)
Earnout payments	—	(1,100)
Payments on capital leases and sale-leaseback transactions	(186)	—
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	1,199	115
Dividends paid to common shareholders	(2,580)	(2,243)
Net cash used in financing activities	(5,263)	(10,488)
Effect of exchange rate changes on cash and cash equivalents	184	226
Net decrease in cash and cash equivalents	(825)	(804)
Cash and cash equivalents at beginning of period	45,824	34,194
Cash and cash equivalents at end of period	$44,999	$33,390
Cash paid during the period for:
Interest	$1,445	$1,816
Income taxes	$490	$861

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

The Company’s consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation.  On July 12, 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”) and acquired 100% ownership in the equity and earnings of Peerless Propulsys of its 40% interest.

2.	New Financial Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2017

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 of the former goodwill impairment test along with amending other parts of the goodwill impairment test.  Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The Company has adopted ASU 2017-04 effective beginning as of January 1, 2017.  The provisions of ASU 2017-04 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity.  The new guidance allows companies to elect a change to an accounting policy to account for forfeitures as they occur.  The new guidance is effective for the first quarter of our fiscal year ending December 31, 2017, with early adoption permitted.

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•

We recognized discrete tax benefits of $0.4 million in the income tax expense (benefit) line item of our Condensed Consolidated Statement of Income for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•

We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•

We have elected to change our accounting policy to account for forfeitures as they occur. This change was applied on a modified retrospective basis with a cumulative effect adjustment to reduce retained earnings by $0.1 million as of January 1, 2017.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”  ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. ASU 2016-05 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2016-05 on a prospective basis.  The provisions of ASU 2016-05 had no effect on the Company’s financial condition, results of operations, or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory within the scope of the ASU (i.e., first-in, first-out (“FIFO”) or average cost) to be measured using the lower of cost and net realizable value. Inventory excluded from the scope of the ASU (i.e., last-in, first-out (“LIFO”) or the retail inventory method) will continue to be measured at the lower of cost or market. The ASU also amends some of the other guidance in Topic 330, “Inventory,” to more clearly articulate the requirements for the measurement and disclosure of inventory.  ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2015-11 on a prospective basis.  The provisions of ASU 2015-11 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.”  The amendments cover a wide range of topics in the Accounting Standards Codification, guidance clarification, reference corrections, simplification, and minor improvements.  The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016.  The Company has adopted ASU 2016-19 on a prospective basis.  The provisions of ASU 2016-19 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Accounting Standards Yet to be Adopted

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in ASU 2017-07 shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  ASU 2017-07 becomes effective for the Company on January 1, 2018. Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The amendments in ASU 2016-18 will require the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing GAAP.  In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement.    ASU 2014-09 and its clarifying amendments are effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a modified retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures.  We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.  Our evaluation of ASU 2014-09 is ongoing and not complete.  The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change.  The Company will not be able to make a determination about the impact of the standard until the time of adoption based upon outstanding contracts at that time.  However, the Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.

3.	Accounts Receivable

(Table only in thousands)	March 31, 2017	December 31, 2016
Trade receivables	$12,259	$11,976
Contract receivables	66,180	72,835
Allowance for doubtful accounts	(1,713)	(1,749)
	$76,726	$83,062

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $2.8 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was $0.2 million and $0.1 million for the three-month periods ended March 31, 2017 and 2016, respectively.

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

(Table only in thousands)	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$193,201	$186,609
Estimated earnings	77,234	77,709
	270,435	264,318
Less billings to date	(271,199)	(261,280)
	$(764)	$3,038
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,447	$38,123
Billings in excess of costs and estimated earnings on uncompleted contracts	34,211	35,085
	$(764)	$3,038

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs, and are recognized in the period in which the revisions are made. No provision for estimated losses on uncompleted contracts was required at March 31, 2017 or December 31, 2016.

5.	Inventories

(Table only in thousands)	March 31, 2017	December 31, 2016
Raw materials	$17,866	$17,889
Work in process	4,142	3,986
Finished goods	1,554	1,508
Obsolescence allowance	(2,064)	(1,896)
	$21,498	$21,487

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.2 million for the three-month periods ended March 31, 2017 and 2016, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Three months ended March 31, 2017		Year ended December 31, 2016
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$170,153	$22,042	$220,163	$26,337
Acquisitions and related adjustments	—	—	4,205	—
Impairment	—	—	(53,762)	(4,161)
Foreign currency translation	140	43	(453)	(134)
	$170,293	$22,085	$170,153	$22,042

(Table only in thousands)	As of March 31, 2017		As of December 31, 2016
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$15,867	$6,913	$15,867	$6,360
Customer lists	77,497	28,288	77,497	26,041
Noncompetition agreements	1,118	533	1,118	478
Tradename	1,390	336	1,390	301
Foreign currency adjustments	(2,771)	(875)	(2,964)	(1,000)
	$93,101	$35,195	$92,908	$32,180

Activity for the three months ended March 31, 2017 and 2016 is as follows:

(Table only in thousands)	2017	2016
Intangible assets – finite life, net at beginning of period	$60,728	$74,957
Amortization expense	(2,890)	(3,935)
Foreign currency adjustments	68	294
Intangible assets – finite life, net at end of period	$57,906	$71,316

Amortization expense of finite life intangible assets was $2.9 million and $3.9 million for the three-month periods ended March 31, 2017 and 2016, respectively.  Amortization over the next five years for finite life intangibles is expected to be $8.6 million for the remainder of 2017, $10.0 million in 2018, $8.8 million in 2019, $7.1 million in 2020, and $5.8 million in 2021.

The Company did not identify any triggering events during the three-month period ended March 31, 2017 that would require an interim impairment assessment of goodwill or indefinite life intangible assets, therefore there was no impairment of goodwill or indefinite life intangible assets during the three-month period ended March 31, 2017.

7.	Accounts Payable and Accrued Expenses

	March 31, 2017	December 31, 2016
Trade accounts payable, including due to subcontractors	$50,454	$58,985
Compensation and related benefits	5,332	8,232
Current portion of earn-out liability	13,062	13,527
Accrued warranty	3,373	2,684
Other accrued expenses	9,575	12,182
	$81,796	$95,610

The activity in the Company’s current portion of earn-out liability and long term portion of earn-out liability was as follows for the three months ended March 31, 2017 and 2016:

(Table only in thousands)	Energy Segment	Environmental Segment	Total
Balance of earn-out at December 31, 2016	$24,214	$—	$24,214
Fair value adjustment	3,897	—	3,897
Compensation expense adjustment	290	—	290
Foreign currency translation adjustment	200	—	200
Payment	(2,155)	—	(2,155)
Total earn-out liability as of March 31, 2017	$26,446	$—	$26,446
Less: current portion of earn-out	(13,062)	—	(13,062)
Balance of long term portion of earn-out recorded in other liabilities at March 31, 2017	$13,384	$—	$13,384

(Table only in thousands)	Energy Segment	Environmental Segment	Total
Balance of earn-out at December 31, 2015	$29,304	$3,367	$32,671
Fair value adjustment	847	(500)	347
Compensation expense adjustment	302	—	302
Foreign currency translation adjustment	288	—	288
Payment	—	(1,100)	(1,100)
Total earn-out liability as of March 31, 2016	$30,741	$1,767	$32,508
Less: current portion of earn-out	(21,898)	(667)	(22,565)
Balance of long term portion of earn-out recorded in other liabilities at March 31, 2016	$8,843	$1,100	$9,943

8.	Senior debt

Debt consisted of the following at March 31, 2017 and December 31, 2016:

(Table only in thousands)	March 31, 2017	December 31, 2016

Outstanding borrowings under Credit Facility (defined below)

   Term loan payable in quarterly principal installments of $1.6 million through September 2017, $2.2 million through

   September 2018, and $2.7 million thereafter with

   balance due upon maturity in September 2020

- Term loan	$121,034	$125,072
- Unamortized debt discount	(2,923)	(3,175)
Total outstanding borrowings under Credit Facility	118,111	121,897
Outstanding borrowings under China Facility (defined below)	1,306	1,296
Total outstanding borrowings	119,417	123,193
Less: current portion	8,852	8,827
Total debt, less current portion	$110,565	$114,366

During the three-month period ended March 31, 2017, the Company made prepayments of $2.3 million and scheduled payments of $1.7 million for a total payment amount of $4.0 million on the outstanding balance of the term loan.  Scheduled principal payments under our debt facilities are $6.7 million for the remainder of 2017, $9.2 million in 2018, $10.8 million in 2019, and $95.7 million in 2020.

United States Debt

As of March 31, 2017 and December 31, 2016, $21.3 million and $18.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $58.7 million and $62.0 million at March 31, 2017 and December 31, 2016, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 3.41% and 3.26% at March 31, 2017 and December 31, 2016, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates.  The fair value of the interest rate swap had no impact on the Condensed Consolidated Balance Sheet as of March 31, 2017.  The fair value of the interest rate swap was a liability totaling $0.2 million December 31, 2016, which is recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Consolidated Statements of Income for the three-month period ended March 31, 2016. From the date of designation, a significant portion of the changes to the fair value of the interest rate swap have been recorded in other comprehensive income as the hedge is deemed effective.

The credit agreement that outlines the terms of the Credit Facility contains customary affirmative and negative covenants, including the requirement to maintain compliance with a consolidated leverage ratio of less than 3.25 and a consolidated fixed charge coverage ratio of more than 1.25. Per the Credit Agreement, the maximum consolidated leverage ratio decreased to 3.25 on January 1, 2017, and is set to decrease again to 3.00 on October 1, 2017. The consolidated leverage ratio will then remain at 3.00 until the end of the term of the Credit Agreement. The Credit Agreement also includes customary events of default and the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings pursuant to the Credit Agreement.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $13.9 million. As of March 31, 2017 and December 31, 2016, the borrowers were in compliance with all related financial and other restrictive covenants. As of March 31, 2017, $4.4 million of the bank guarantee and none of the overdraft facility are being used by the borrowers. As of December 31, 2016, $5.3 million of the bank guarantee and none of the overdraft facility was being used by the borrowers. There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a Chinese Yuan Renminbi denominated short-term loan with Bank of America (“China Facility”) with an amount outstanding of $1.3 million as of March 31, 2017 and December 31, 2016.  The China Facility has a stated interest rate of 4.79% and matures in May 2017.

As a result of the PMFG acquisition, the Company acquired a 60% equity investment in Peerless Propulsys that entitled the Company to 80% of Peerless Propulsys’s earnings.  In prior periods, the noncontrolling interest of Peerless Propulsys was reported as a separate component on the Consolidated Balance Sheets.  During July of 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 in exchange for the remaining interest in Peerless Propulysys, which increased the Company’s ownership to 100% in the equity and earnings of Peerless Propulsys.  The interest rate on the note payable is 1.50%, which approximates the market rate given the short term duration of the note payable.  All of the Company’s assets are guaranteed to secure this agreement.  As of December 31, 2016 and March 31, 2017, $5.3 million of the note payable was outstanding.  The note is payable at the earlier of July 11, 2019 or thirty days subsequent to the sale of building and land that the Company owns in China.   As the Company intends to sell this building and land within one year of March 31, 2017, this note payable is currently classified as a current liability in the Consolidated Balance Sheets as of December 31, 2017.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016 are below.

	For the three-month period ended March 31, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$38	34,216	$0.00
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	347	—
Diluted earnings and earnings per share	$38	34,563	$0.00

	For the three-month period ended March 31, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,100	33,928	$0.09
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	189	—
Diluted earnings and earnings per share	$3,100	34,117	$0.09

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended March 31, 2017 and 2016, 0.8 million and 1.7 million, respectively, outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On March 6, 2017, the Company declared and, on March 31, 2017, paid to common stockholders a quarterly dividend of $0.075 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized no stock compensation related expense and $0.6 million of stock compensation related expense during the three-month periods ended March 31, 2017 and 2016, respectively.  There was no expense for the three-month period ended March 31, 2017 due to a large amount of forfeitures primarily related to the former Chief Executive Officer’s departure from the Company.

The Company granted no options and approximately 100,000 options during the three-month periods ended March 31, 2017 and 2016, respectively. The weighted-average fair value of stock options granted during the three months ended March 31, 2016 was estimated at $2.07 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three months ended March 31, 2016, the Company utilized a weighted-average volatility factor of 39%.

Expected Term: For the three months ended March 31, 2016, the Company utilized a weighted-average expected term factor of 6.5 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three months ended March 31, 2016, the Company utilized a weighted-average risk-free interest rate factor of 2.1%.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.6% to value options granted during the three months ended March 31, 2016.

The Company granted approximately 55,000 and 15,000 restricted stock units during the three-month periods ended March 31, 2017 and 2016, respectively. The weighted-average fair value of restricted stock units was estimated at $14.19 and $6.65 per unit granted during the three months ended March 31, 2017 and 2016, respectively.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

The Company received $1.1 million in cash from employees exercising options during the three months ended March 31, 2017. The intrinsic value of options exercised during the three months ended March 31, 2017 was $1.8 million. There were no options exercised during the three months ended March 31, 2016.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended March 31,
	2017	2016
Pension plan:
Service cost	$113	$112
Interest cost	329	356
Expected return on plan assets	(431)	(457)
Amortization of net actuarial loss	57	53
Net periodic benefit cost	$68	$64
Health care plan:
Interest cost	$1	$1
Amortization of loss	2	3
Net periodic benefit cost	$3	$4

We made no contributions to our defined benefit plans during the three months ended March 31, 2017.  We made contributions to our defined benefit plans during the three months ended March 31, 2016 totaling $29,000. We anticipate $2.0 million and $25,000 of further contributions to fund the pension plan and the retiree health care plan, respectively, during the remainder of 2017. The unfunded liability of the plans of $11.1 million as of March 31, 2017 and December 31, 2016 is included in Other liabilities on our Condensed Consolidated Balance Sheets.

12.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2014 forward remain open for examination by Federal authorities.  Tax years from 2011 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2017 and December 31, 2016, the liability for uncertain tax positions totaled approximately $0.4 million, which is included in Other liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.  The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2017 and December 31, 2016, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $121.0 million and $125.1 million at March 31, 2017 and December 31, 2016, respectively.  The fair value of the note payable was $5.3 million at March 31, 2017 and December 31, 2016, respectively.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates. See note 8 for further information regarding the interest rate swap.

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $45.0 million and $45.8 million, respectively, of which $28.9 million and $25.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to support letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2017 for cases involving asbestos-related claims were $1.2 million, of which together with all legal fees other than corporate counsel expenses; $1.1 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $27,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 228 cases pending against the Company as of March 31, 2017 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 229 cases that were pending as of December 31, 2016. During the three months ended March 31, 2017, 15 new cases were filed against the Company, and the Company was dismissed from 12 cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies (“Valero Suit”). The plaintiffs claimed that FKI (and its co-

Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during 2014. The Company’s insurer, Valley Forge Insurance Company (“Valley Forge”), who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company seeking, among other things, recoupment of past legal costs paid.  Valley Forge claims that it did not have an obligation to defend FKI and is entitled to recoup all amounts paid to defend FKI.  The Court rejected Valley Forge’s position on the duty to defend as contrary to Ohio law.  The Court found that if Valley Forge could prove that FKI breached its duty to cooperate in defending the Valero Suit, Valley Forge may be relieved of its duty to defend to some extent.  Valley Forge moved for reconsideration of the Court’s opinion in May 2016, which the court ruled against.  The Court ruled in 2017 that Valley Forge could amend its complaint.  The Company is vigorously disputing this claim, and is seeking to pursue counterclaims against the insurer.

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

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and presented in three reportable segments.

Energy Segment

Our Energy segment provides customized solutions for the power generation and petrochemical industry. This includes gas turbine exhaust systems, dampers and diverters, gas and liquid separation and filtration equipment, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, acoustical components and silencers, secondary separators (nuclear plant reactor vessels) and expansion joints, the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, natural gas turbine exhaust systems, and silencer and precipitator applications, primarily for natural gas and coal-fired power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management. The operating results of the segments are reviewed through to the “Income from operations” line on the Condensed Consolidated Statements of Income.

The financial segment information is presented in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$41,083	$47,932
Environmental Segment	35,929	39,122
Fluid Handling and Filtration Segment	15,816	16,595
Corporate and Other(1)	(177)	(474)
Net sales	$92,651	$103,175

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Income from Operations
Energy Segment	$1,613	$5,196
Environmental Segment	5,109	4,746
Fluid Handling and Filtration Segment	3,309	3,198
Corporate and Other(2)	(8,011)	(6,920)
Eliminations	(670)	(413)
Income from Operations	$1,350	$5,807

(2)

Includes corporate compensation, professional services, information technology, executive transition expenses, acquisition and integration expenses, and other general and administrative corporate expenses.  This figure excludes earn-out expenses, which are recorded in the segment in which the expense occurs.  See Note 7 for the earn-out expenses by segment.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Property and Equipment Additions
Energy Segment	$236	$86
Environmental Segment	9	113
Fluid Handling and Filtration Segment	149	9
Corporate and Other	16	4
Property and Equipment Additions	$410	$212

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Depreciation and Amortization
Energy Segment	$2,064	$2,802
Environmental Segment	845	967
Fluid Handling and Filtration Segment	1,198	1,394
Corporate and Other	31	32
Depreciation and Amortization	$4,138	$5,195

(dollars in thousands)	March 31, 2017	December 31, 2016
Identifiable Assets
Energy Segment	$240,841	$257,566
Environmental Segment	119,044	118,680
Fluid Handling and Filtration Segment	104,007	104,294
Corporate and Other(3)	18,412	18,094
Identifiable Assets	$482,304	$498,634

(3)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	March 31, 2017	December 31, 2016
Goodwill
Energy Segment	$75,967	$75,827
Environmental Segment	48,203	48,203
Fluid Handling and Filtration Segment	46,123	46,123
Goodwill	$170,293	$170,153

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended March 31, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$43,413	$(2,308)	$(22)	$—	$—	$—	$41,083
Environmental Segment	37,548	(890)	—	(729)	—	—	35,929
Fluid Handling and Filtration Segment	16,692	(618)	(164)	(94)	—	—	15,816
Corporate and Other(4)	—	—	—	—	—	(177)	(177)
Net Sales	$97,653	$(3,816)	$(186)	$(823)	$—	$(177)	$92,651

	Three Months Ended March 31, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$48,581	$(491)	$(158)	$—	$—	$—	$47,932
Environmental Segment	42,053	(1,754)	—	(1,040)	(137)	—	39,122
Fluid Handling and Filtration Segment	17,012	(403)	(14)	—	—	—	16,595
Corporate and Other(4)	—	—	—	—	—	(474)	(474)
Net Sales	$107,646	$(2,648)	$(172)	$(1,040)	$(137)	$(474)	$103,175

(4)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016 reflect the consolidated operations of the Company and its subsidiaries.

CECO is a diversified global provider of leading engineered technologies to the energy, environmental and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model. We provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, separation and filtration systems, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, scrubbers, dampers and silencers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. CECO’s products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. The Company serves a broad range of markets and industries, including power, municipalities, chemical, industrial manufacturing, mid-stream pipeline natural gas transmission, refining, petrochemical, metals, minerals & mining companies, as well as hospitals and universities.  Therefore, our business is not concentrated in a single industry or customer.

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

We also believe there is a trend in both developed and emerging markets to control and reduce emissions of harsher fuel sources for which our air pollution control equipment is required.  In emerging markets, including China, India, and South East Asia, our business is positioned to benefit from tightening of air pollution standards.  In developed markets, growth of industrialization will drive greater output of emissions requiring our equipment as well.  In both markets, we expect capital expenditures for our equipment to increase and the need for our aftermarket services to grow as companies seek to meet new standards.

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

Operations Overview

We operate under a “hub and spoke” business model in which executive management, finance, administrative and marketing staff serves as the hub while the sales channels serve as spokes. We use this model throughout our operations. This has provided us with certain efficiencies over a more decentralized model. The Company’s segment presidents manage our division managers who are responsible for successfully running their operations, that is, sales, gross margins, manufacturing, pricing, purchasing, safety, employee development and customer service excellence.  The segment presidents work closely with our CEO on global growth strategies, operational excellence, and employee development. The headquarters (hub) focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, information technology, safety support, internal control over financial reporting, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams. We are structured for growth and plan to do future bolt-on acquisitions.

Our three reportable segments are: the Energy segment, which produces customized solutions for the power and petrochemical industry; the Environmental segment, which produces various types of product recovery and air pollution control technologies; and the Fluid Handling and Filtration segment, which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage operational efficiencies.

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

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its core ongoing operational performance.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s completed acquisitions, the Company has incurred substantial charges associated with the acquisition and integration of these companies.  While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net sales	$92.7	$103.2
Cost of sales	60.7	71.6
Gross profit	$32.0	$31.6
Percent of sales	34.5%	30.6%
Selling and administrative expenses	$23.3	$21.0
Percent of sales	25.1%	20.3%
Acquisition and integration expenses	$—	$—
Percent of sales	—	—
Amortization and earn-out expenses	$7.3	$4.8
Percent of sales	7.9%	4.7%
Operating income	$1.4	$5.8
Operating margin	1.5%	5.6%

To compare operating performance between the three-month periods ended March 31, 2017 and 2016, the Company has adjusted GAAP operating income to exclude (1) executive transition costs, including severance for its former Chief Executive Officer, fees incurred in the search for a new Chief Executive Officer, and expenses associated with hiring a new Chief Financial Officer, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (3) facility exit expenses associated with the closure of certain leased facilities, and (4) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Operating income as reported in accordance with GAAP	$1.4	$5.8
Operating margin in accordance with GAAP	1.5%	5.6%
Inventory valuation adjustment	—	0.1
Plant, property and equipment valuation adjustment	0.2	0.2
Amortization and earn-out expenses	7.3	4.8
Executive transition expenses	0.9	—
Facility exit expenses	0.2	—
Non-GAAP operating income	$10.0	$10.9
Non-GAAP operating margin	10.8%	10.6%

Consolidated sales for the first quarter of 2017 decreased $10.5 million, or 10.2%, to $92.7 million compared with $103.2 million in the first quarter of 2016. The decrease is primarily attributable to a sales volume decline period over period, which is primarily attributable to a decline in demand for the Company’s solid fuel power generation, natural gas turbine exhaust systems and refinery related products period over period.

Gross profit increased $0.4 million, or 1.3%, to $32.0 million in the first quarter of 2017 compared with $31.6 million in the same period of 2016. Gross profit as a percentage of sales was 34.5% in the first quarter 2017 compared with 30.6% in the first quarter of 2016. The higher gross profit margin in the first quarter of 2017 was primarily due to a more favorable project mix during this period.

Orders booked were $84.0 million during the first quarter of 2017 as compared with $120.1 million during the first quarter of 2016.  The decrease is primarily attributable to an economic decline in demand for the Company’s solid fuel power generation and refinery related products period over period due to lower utilization of facilities by the Company’s end customers.

Selling and administrative expenses increased $2.3 million to $23.3 million for the first quarter of 2017 compared with $21.0 million for the first quarter of 2016. Additionally, selling and administrative expenses increased as a percentage of sales from 20.3% in the first quarter of 2016 compared with 25.1% in the first quarter of 2017.  The increase is primarily attributable to executive transition expenses of $0.9 million, facility exit expenses of $0.2 million, and additional investments in selling and finance personnel incurred in the first quarter of 2017.  Selling and administrative expenses incurred during the first quarter of 2017 excluding executive transition expenses and facility exit expenses were $22.2 million.

Amortization and earn-out expense was $7.3 million for the first quarter of 2017 compared with $4.8 million for the first quarter of 2016. The increase is primarily attributable to a fair value adjustment of $3.9 million for the earn-out incurred in connection with the acquisition of Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) during the first quarter of 2017 compared with a fair value adjustment of $0.8 million for this earn-out during the first quarter of 2016.  The increase to this earn-out was recorded due to higher than expected operational profit at Zhongli after the acquisition.  This increase is partially offset by decreased amortization expense of $1.0 million period over period for finite lived intangible assets due to certain intangible assets becoming fully amortized.

Operating income decreased $4.4 million to $1.4 million in the first quarter of 2017 compared with $5.8 million during the same quarter of 2016. The decrease is primarily due to increased selling and administrative expenses and increased amortization and earn-out expenses during the current year.

Non-GAAP operating income was $10.0 million for the first quarter of 2017 compared with $10.9 million for the first quarter of 2016. The decrease is primarily due to the increased selling and administrative expenses as described above as the impact of a lower volume of sales was offset by an increase in gross margins. Non-GAAP operating income as a percentage of sales increased to 10.8% for the first quarter of 2017 from 10.6% for the first quarter of 2016.

Other income/expense, net was $0.1 million of expense in the first quarter of 2017 compared with $0.8 million of income in the first quarter of 2016.  During the first quarter of 2017, the net $0.1 million of expense was due to $0.3 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, partially offset by net foreign currency exchange losses from normal business operations of $0.4 million. During the first quarter of 2016, the net $0.8 million of income was due to $0.9 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.4 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge.

Interest expense decreased to $1.7 million in the first quarter of 2017 from $2.1 million in the first quarter of 2016. The decrease is due to debt repayments made throughout 2016 that decreased the amount of outstanding debt in 2017.

Income tax benefit was $0.5 million for the first quarter of 2017 compared with $1.4 million of expense for the same quarter of 2016. The effective income tax rate for the first quarter of 2017 was 108.1% compared with 31.9% for the comparable period of 2016.  This rate change for the first quarter of 2017 is due primarily to a loss before income taxes and an increase in permanent differences related to non-deductible earn-out expenses partially offset by a tax benefit related to adopting Accounting Standards Updated (“ASU”) 2016-09, which allowed the Company to recognize discrete tax benefits of $0.4 million in the first quarter of 2017. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and earn-out expenses, and decreased tax rates in certain foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$41,083	$47,932
Environmental Segment	35,929	39,122
Fluid Handling and Filtration Segment	15,816	16,595
Corporate and Other(1)	(177)	(474)
Net sales	$92,651	$103,175

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Income from Operations
Energy Segment(2)	$1,613	$5,196
Environmental Segment	5,109	4,746
Fluid Handling and Filtration Segment	3,309	3,198
Corporate and Other(3)	(8,011)	(6,920)
Eliminations	(670)	(413)
Income from Operations	$1,350	$5,807

(2)	Includes earn-out expenses of $3.9 million and $0.8 million for the first quarter of 2017 and 2016, respectively.

(3)

Includes corporate compensation, professional services, information technology, executive transition expenses, acquisition and integration expenses, and other general and administrative corporate expenses.

Energy Segment

Our Energy Segment net sales decreased $6.8 million to $41.1 million in the first quarter of 2017 compared with $47.9 million in the same period of 2016. The decrease is due primarily to volume decreases for our products and services within Europe and Asia primarily due to a decline in the Company’s solid fuel power generation and natural gas turbine exhaust systems related products and services period over period.

Operating income for the Energy Segment decreased $3.6 million to $1.6 million in the first quarter of 2017 from $5.2 million in the same period of 2016. The decrease is primarily attributable to a fair value adjustment of $3.9 million for the Zhongli earn-out during the first quarter of 2017 compared with a fair value adjustment of $0.8 million for this earn-out during the first quarter of 2016.  The increase to this earn-out was recorded due to higher than expected operational profit at Zhongli after the acquisition.

Environmental Segment

Our Environmental Segment net sales decreased $3.2 million to $35.9 million in the first quarter of 2017 compared with $39.1 million in the first quarter of 2016. The decrease is due primarily to volume decreases for the Company’s refinery related products and services period over period.

Operating income for the Environmental Segment increased $0.4 million to $5.1 million in the first quarter of 2017 compared with $4.7 million in the first quarter of 2016. The increase is primarily attributable to the Environmental Segment achieving higher gross margins on decreased sales due to a more favorable product mix, partially offset by an increase in selling and administrative expenses during the first quarter of 2017.

Fluid Handling and Filtration Segment

Our Fluid Handling and Filtration Segment net sales decreased $0.8 million to $15.8 million in the first quarter of 2017 compared with $16.6 million in the first quarter of 2016. The decrease is due to sales volume decline within the segment, which is primarily attributable to the timing of work performed as backlog for this segment increased in the first quarter of 2017.

Operating income for the Fluid Handling and Filtration Segment was $3.3 million in the first quarter of 2017 compared with $3.2 million in the first quarter of 2016. The increase is primarily attributable to the Fluid Handling and Filtration Segment achieving higher gross margins on decreased sales due to a more favorable product mix.

Corporate and Other Segment

Operating loss for Corporate and Other Segment was $8.0 million in the first quarter of 2017 compared with $6.9 million in the first quarter of 2016.  The increase is primarily attributable to executive transition expenses of $0.9 million incurred in the first quarter of 2017.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month to eighteen-month period. Our customers may have the right to cancel a given order. Our backlog as of March 31, 2017, was $184.2 million compared with $197.0 million as of December 31, 2016.  During the first quarter of 2017, there were cancellations of $4.1 million of orders that were previously disclosed as acquired backlog in prior quarters.   Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility. Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions and any related earnouts.

The Company considers its level of cash on hand, borrowing capacity, current ratio and working capital levels to be its most important measures of short-term liquidity.  For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

At March 31, 2017, the Company had working capital of $68.8 million, compared with $66.6 million at December 31, 2016.  The ratio of current assets to current liabilities was 1.52 to 1 on March 31, 2017, as compared with a ratio of 1.46 to 1 at December 31, 2016.  The $2.2 million increase in working capital from December 31, 2016 to March 31, 2017, was primarily related to a decrease in accounts payable and accrued expenses ($13.8 million) and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts ($0.9 million), partially offset by a decrease in accounts receivable ($6.3 million), a decrease in costs and estimated earnings in excess of billing on uncompleted contracts ($4.7 million), and a decrease in prepaid expenses and other current assets ($1.3 million).  During the three months ended March 31, 2017, the Company made a prepayment of $2.3 million on the outstanding balance of the term loan, of which $1.7 million was applied to the long-term portion of the debt balance.  Total repayments of debt during the three months ended March 31, 2017 was $4.0 million.  The Company has a strategy of aggressively managing working capital, including a focus on reduction of the accounts receivable days sales outstanding (DSO), and operating at lower inventory levels, without reducing service to its customers.

At March 31, 2017 and December 31, 2016, cash and cash equivalents totaled $45.0 million and $45.8 million, respectively. As of March 31, 2017 and December 31, 2016, $28.9 million and $25.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at March 31, 2017 and December 31, 2016:

(Table only in thousands)	March 31, 2017	December 31, 2016

Outstanding borrowings under Credit Facility (defined below)

   Term loan payable in quarterly principal installments of $1.6 million through September 2017, $2.2 million through

   September 2018, and $2.7 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$121,034	$125,072
- Unamortized debt discount	(2,923)	(3,175)
Total outstanding borrowings under Credit Facility	118,111	121,897
Outstanding borrowings (U.S. dollar equivalent) under China Facility	1,306	1,296
Total outstanding borrowings	119,417	123,193
Less: current portion	8,852	8,827
Total debt, less current portion	$110,565	$114,366

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”).  As of March 31, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements is as follows:

(dollars in millions)	March 31, 2017	December 31, 2016
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	—
Letters of credit open	(21.3)	(18.0)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at March 31, 2017 and December 31, 2016 in U.S. Dollar equivalent)	13.9	13.7
Draw down	—	—
Letters of credit open	(4.4)	(5.3)
China Facility	4.4	4.3
Draw down	(1.3)	(1.3)
Total unused credit availability	$71.3	$73.4
Amount available based on borrowing limitations	$40.2	$71.1

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$4,653	$9,388
Net cash (used in) provided by investing activities	(399)	70
Net cash used in financing activities	(5,263)	(10,488)
Effect of exchange rate changes on cash and cash equivalents	184	226
Net decrease in cash	$(825)	$(804)

For the three months ended March 31, 2017, $4.7 million of cash was provided by operating activities compared with $9.4 million provided by operating activities in the prior year period. The $4.7 million decrease in cash flow from operating activities was due primarily to a decrease in net income of $3.0 million, an increase in earnout payments classified as operating activities of $2.2, partially offset by an increase in non-cash adjustments of $3.6 million in fair value adjustments to earnout liabilities. Additionally, there were a few unfavorable net working capital items in the first quarter of 2017 compared with the same period in 2016. The incremental cash used was comprised of $6.5 million in accounts receivable, $1.9 million in inventories, $1.4 million in accounts payable and accrued expenses and $0.9 million in billings in excess of costs and estimated earnings on uncompleted contracts. The incremental cash provided was comprised of $6.0 million in costs in excess of billings liabilities and $2.4 million in prepaid expenses and other current assets.

For the three months ended March 31, 2017, net cash used in investing activities was $0.4 million compared with net cash provided by investing activities of $0.1 million in the prior year period.  In the first three months of 2017, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $0.4 million. In the prior year period, cash provided investing activities was primarily the result of cash provided by the sale of property and equipment of $0.3 million, offset by cash used for the acquisitions of property and equipment totaling $0.2 million.

For the three months ended March 31, 2017, net cash used in financing activities was $5.3 million due principally to net term loan repayments of $4.0 million, and $2.6 million in dividends paid to common stockholders, partially offset by $1.2 million received from the employee stock purchase plan, exercise of stock options, and dividend reinvestment plan. For the three months ended March 31, 2016, net cash used in financing activities was $10.5 million due principally to net term loan repayments of $3.2 million, net payments on revolving credit facilities of $3.9 million, earnout payments classified as financing activities of $1.1 million, and $2.2 million in dividends paid to common stockholders.

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

Management believes there have been no significant changes during the three-month period ended March 31, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and include, but are not limited to: our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our recent acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the environmental, energy and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of March 31, 2017 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 “Senior Debt” to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $119.4 million at March 31, 2017. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2017. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at March 31, 2017 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Executive Employment Agreement, effective as of January 9, 2017, by and between the Company and Matthew Eckl.

10.2	Separation Agreement, effective as of February 1, 2017, by and between the Company and Jeffrey Lang.

10.3	Executive Employment Agreement, effective as of January 26, 2017, by and between the Company and Dennis Sadlowski.

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer and Secretary

Date: May 10, 2017