Form 10-Q
period 2017-06-30
CECO ENVIRONMENTAL CORP
filed 2017-08-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 0-7099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

14651 North Dallas Parkway, Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

(513) 458-2600

(Registrant’s telephone number, including area code)

4625 Red Bank Road, Cincinnati, Ohio, 45227

Former Address

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,640,189 shares of common stock, par value $0.01 per share, as of August 2, 2017

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2017

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,166	$45,824
Restricted cash	1,150	1,498
Accounts receivable, net	66,131	83,062
Costs and estimated earnings in excess of billings on uncompleted contracts	40,774	38,123
Inventories, net	21,931	21,487
Prepaid expenses and other current assets	12,791	13,560
Prepaid income taxes	1,064	1,590
Assets held for sale	8,108	7,834
Total current assets	179,115	212,978
Property, plant and equipment, net	25,532	27,270
Goodwill	170,847	170,153
Intangible assets-finite life, net	55,449	60,728
Intangible assets-indefinite life	22,268	22,042
Deferred charges and other assets	5,149	5,463
	$458,360	$498,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$7,742	$8,827
Accounts payable and accrued expenses	81,592	95,610
Billings in excess of costs and estimated earnings on uncompleted contracts	23,545	35,085
Note payable	5,300	5,300
Income taxes payable	322	1,536
Total current liabilities	118,501	146,358
Other liabilities	25,326	34,864
Debt, less current portion	107,045	114,366
Deferred income tax liability, net	12,870	12,964
Total liabilities	263,742	308,552
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,626,715 and 34,300,209 shares issued at June 30, 2017 and December 31, 2016, respectively	346	343
Capital in excess of par value	246,974	244,878
Accumulated loss	(41,501)	(41,741)
Accumulated other comprehensive loss	(10,845)	(13,042)
	194,974	190,438
Less treasury stock, at cost, 137,920 shares at June 30, 2017 and December 31, 2016	(356)	(356)
Total shareholders’ equity	194,618	190,082
	$458,360	$498,634

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net sales	$93,870	$112,258	$186,521	$215,433
Cost of sales	65,384	78,328	126,106	149,917
Gross profit	28,486	33,930	60,415	65,516
Selling and administrative expenses	21,476	20,131	44,732	41,076
Acquisition and integration expenses	—	324	—	361
Amortization and earn-out (income) expenses, net	(2,245)	4,914	5,078	9,711
Income from operations	9,255	8,561	10,605	14,368
Other income (expense), net	360	(399)	251	381
Interest expense	(1,645)	(1,980)	(3,356)	(4,082)
Income before income taxes	7,970	6,182	7,500	10,667
Income tax expense	2,484	2,145	1,976	3,575
Net income	$5,486	$4,037	$5,524	$7,092
Net loss attributable to noncontrolling interest	$—	$(13)	$—	$(58)
Net income attributable to CECO Environmental Corp.	$5,486	$4,050	$5,524	$7,150
Earnings per share:
Basic	$0.16	$0.12	$0.16	$0.21
Diluted	$0.16	$0.12	$0.16	$0.21
Weighted average number of common shares outstanding:
Basic	34,473,688	33,946,117	34,345,317	33,937,128
Diluted	34,806,808	34,161,543	34,685,687	34,139,087

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$5,486	$4,037	$5,524	$7,092
Other comprehensive income (loss), net of tax:
Interest rate swap	(115)	(349)	28	(624)
Foreign currency translation	1,763	(1,773)	2,169	(1,452)
Comprehensive income	7,134	1,915	7,721	5,016
Net loss attributable to noncontrolling interest	—	(13)	—	(58)
Comprehensive income attributable to CECO Environmental Corp.	$7,134	$1,902	$7,721	$4,958

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,524	$7,092
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,168	10,328
Unrealized foreign currency gain	(1,497)	(414)
Net (gain) loss on interest rate swaps	(129)	404
Fair value adjustments to earnout liabilities	(1,755)	1,033
Earnout payments	(7,797)	—
Loss on sale of property and equipment	83	189
Debt discount amortization	504	539
Share-based compensation expense	677	1,149
Bad debt expense	960	294
Inventory reserve expense	316	838
Deferred income taxes	(46)	(644)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,342	14,612
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,646)	1,248
Inventories	(407)	4,443
Prepaid expense and other current assets	1,808	(3,755)
Deferred charges and other assets	792	1,119
Accounts payable and accrued expenses	(8,018)	(3,613)
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,828)	11,160
Income taxes payable	(1,367)	(1,081)
Other liabilities	(9)	(871)
Net cash provided by operating activities	1,675	44,070
Cash flows from investing activities:
Acquisitions of property and equipment	(641)	(552)
Proceeds from sale of property and equipment	44	291
Net cash used in investing activities	(597)	(261)
Cash flows from financing activities:
Decrease in short-term and long-term restricted cash	424	319
Net repayments on revolving credit lines	(1,107)	(9,202)
Repayments of debt	(7,656)	(16,207)
Deferred financing fees paid	(171)	—
Earnout payments	(7,396)	(2,341)
Proceeds from sale-leaseback transactions	—	11,000
Payments on capital lease and sale-leaseback financing liability	(375)	(33)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	1,246	471
Repurchases of common stock	—	(188)
Dividends paid to common shareholders	(5,173)	(4,486)
Net cash used in financing activities	(20,208)	(20,667)
Effect of exchange rate changes on cash and cash equivalents	472	(730)
Net (decrease) increase in cash and cash equivalents	(18,658)	22,412
Cash and cash equivalents at beginning of period	45,824	34,194
Cash and cash equivalents at end of period	$27,166	$56,606
Cash paid during the period for
Interest	$2,842	$3,523
Income taxes	$2,704	$1,747
Non-cash transactions
Property, plant and equipment acquired under capital leases	$—	$3,296
Earnout settled through an exchange of accounts receivable	$—	$3,190

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

The Company’s consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries for all periods presented. All significant inter-company accounts and transactions have been eliminated in consolidation.  On July 12, 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys China Holdings LLC (“Peerless Propulsys”) and acquired 100% ownership in the equity and earnings of Peerless Propulsys by acquiring the remaining 40% interest.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•  We recognized discrete tax benefits of $0.4 million in the income tax expense (benefit) line item of our Condensed Consolidated Statement of Income for the six months ended June 30, 2017 related to excess tax benefits upon vesting or settlement in that period.

•  We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•  We have elected to change our accounting policy to account for forfeitures as they occur. This change was applied on a modified retrospective basis with a cumulative effect adjustment to reduce retained earnings by $0.1 million as of January 1, 2017.

•  We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six month periods ended June 30, 2017.

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

Accounting Standards Yet to be Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification.  Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change.  ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date.  The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted.  We plan to adopt the standard on January 1, 2018.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in ASU 2017-07 shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  ASU 2017-07 becomes effective for the Company on January 1, 2018. Early adoption is permitted.  We plan to adopt this standard on January 1, 2018.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  ASU 2016-15 will require adoption on a retrospective basis, unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  We plan to adopt this standard on January 1, 2018.  The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition principles under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing GAAP.  In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement.    ASU 2014-09 and its clarifying amendments are effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a modified retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures.  We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.  Our evaluation of ASU 2014-09 is ongoing and not complete.  The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change.  The Company will not be able to make a complete determination about the impact of the standard until the time of adoption based upon outstanding contracts at that time.

However, the Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.

3.	Accounts Receivable

(Table only in thousands)	June 30, 2017	December 31, 2016
Trade receivables	$13,204	$11,976
Contract receivables	55,108	72,835
Allowance for doubtful accounts	(2,181)	(1,749)
	$66,131	$83,062

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $3.0 million and $3.2 million at June 30, 2017 and December 31, 2016, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The provision for doubtful accounts was $0.7 million and $0.2 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.3 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

(Table only in thousands)	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$187,190	$186,609
Estimated earnings	72,553	77,709
	259,743	264,318
Less billings to date	(242,514)	(261,280)
	$17,229	$3,038
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,774	$38,123
Billings in excess of costs and estimated earnings on uncompleted contracts	23,545	35,085
	$17,229	$3,038

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.  A provision of $0.3 million for estimated losses on uncompleted contracts was recognized at June 30, 2017.  No provision for estimated losses on uncompleted contracts was required at December 31, 2016.

5.	Inventories

(Table only in thousands)	June 30, 2017	December 31, 2016
Raw materials	$19,871	$17,889
Work in process	2,886	3,986
Finished goods	1,269	1,508
Obsolescence allowance	(2,095)	(1,896)
	$21,931	$21,487

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.6 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.8 million for the six-month periods ended June 30, 2017 and 2016, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Six months ended June 30, 2017		Year ended December 31, 2016
Goodwill / Indefinite Life Tradenames	Goodwill	Tradenames	Goodwill	Tradenames
Beginning balance	$170,153	$22,042	$220,163	$26,337
Acquisitions and related adjustments	—	—	4,205	—
Impairment	—	—	(53,762)	(4,161)
Foreign currency translation	694	226	(453)	(134)
	$170,847	$22,268	$170,153	$22,042

(Table only in thousands)	As of June 30, 2017		As of December 31, 2016
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$15,867	$7,472	$15,867	$6,360
Customer lists	77,497	30,524	77,497	26,041
Noncompetition agreements	1,118	588	1,118	478
Tradename	1,390	371	1,390	301
Foreign currency adjustments	(1,900)	(432)	(2,964)	(1,000)
	$93,972	$38,523	$92,908	$32,180

Activity for the six months ended June 30, 2017 and 2016 is as follows:

(Table only in thousands)	2017	2016
Intangible assets – finite life, net at beginning of period	$60,728	$74,957
Amortization expense	(5,772)	(7,645)
Foreign currency adjustments	493	76
Intangible assets – finite life, net at end of period	$55,449	$67,388

Amortization expense of finite life intangible assets was $2.9 million and $3.7 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $5.8 million and $7.6 million for the six-month periods ended June 30, 2017 and 2016, respectively.

The Company did not identify any triggering events during the three-month and six-month periods ended June 30, 2017 that would require an interim impairment assessment of goodwill or indefinite life intangible assets. There was no impairment of goodwill or indefinite life intangible assets during the three-month and six-month periods ended June 30, 2017.

7.	Accounts Payable and Accrued Expenses

(Table only in thousands)	June 30, 2017	December 31, 2016
Trade accounts payable, including due to subcontractors	$54,375	$58,985
Compensation and related benefits	5,747	8,232
Current portion of earn-out liability	6,970	13,527
Accrued warranty	4,482	2,684
Other accrued expenses	10,018	12,182
	$81,592	$95,610

The activity in the Company’s current portion of earn-out liability and long-term portion of earn-out liability was as follows for the six months ended June 30, 2017 and 2016:

(Table only in thousands)	Energy Segment	Environmental Segment	Total(1)
Balance of earn-out at December 31, 2016	$24,214	$—	$24,214
Fair value adjustment	(1,755)	—	(1,755)
Compensation expense adjustment	597	—	597
Foreign currency translation adjustment	523	—	523
Payment	(15,193)	—	(15,193)
Total earn-out liability as of June 30, 2017	$8,386	$—	$8,386
Less: current portion of earn-out	(6,970)	—	(6,970)
Balance of long term portion of earn-out recorded in Other liabilities at June 30, 2017	$1,416	$—	$1,416

(Table only in thousands)	Energy Segment	Environmental Segment	Total(1)
Balance of earn-out at December 31, 2015	$29,304	$3,367	$32,671
Fair value adjustment	1,533	(500)	1,033
Compensation expense adjustment	610	—	610
Foreign currency translation adjustment	(529)	—	(529)
Settlement through an exchange of accounts receivable	(3,190)	—	(3,190)
Payment	(1,241)	(1,100)	(2,341)
Total earn-out liability as of June 30, 2016	$26,487	$1,767	$28,254
Less: current portion of earn-out	(17,580)	(667)	(18,247)
Balance of long term portion of earn-out recorded in Other liabilities at June 30, 2016	$8,907	$1,100	$10,007

(1)	The Fluid Handling and Filtration segment does not have any earn-out arrangements associated with the segment.

8.	Senior debt

Debt consisted of the following at June 30, 2017 and December 31, 2016:

(Table only in thousands)	June 30, 2017	December 31, 2016

Outstanding borrowings under Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $1.5 million through September 2017, $2.0 million through

   September 2018, and $2.5 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$117,415	$125,072
- Unamortized debt discount and debt issuance costs	(2,841)	(3,175)
Total outstanding borrowings under Credit Facility	114,574	121,897
Outstanding borrowings (U.S. dollar equivalent) under China Facility (defined below)	—	1,296
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	213	—
Total outstanding borrowings	114,787	123,193
Less: current portion	7,742	8,827
Total debt, less current portion	$107,045	$114,366

During the three-month and six-month periods ended June 30, 2017, the Company made prepayments of $2.0 million and $4.3 million, respectively, on the outstanding balance of the term loan.  These prepayments were applied to future principal payments due under the term loan.  Scheduled principal payments under our Credit Facility is $3.5 million for the remainder of 2017, $8.5 million in 2018, $10.0 million in 2019, and $95.3 million in 2020.

United States Debt

As of June 30, 2017 and December 31, 2016, $20.7 million and $18.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $59.3 million and $62.0 million at June 30, 2017 and December 31, 2016, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average interest rate on outstanding borrowings was 3.47% and 3.26% at June 30, 2017 and December 31, 2016, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap had no impact on the Condensed Consolidated Balance Sheet as of June 30, 2017.  The fair value of the interest rate swap was a liability totaling $0.2 million at December 31, 2016, which is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Condensed Consolidated Statements of Income for the six-month period ended June 30, 2016. From the date of designation, a significant portion of the changes to the fair value of the interest rate swap have been recorded in other comprehensive income (loss) as the hedge is deemed effective.

The Company amended the Credit Agreement as of June 9, 2017.  The Credit Agreement was amended to, among other things, (a) modify the calculation of Consolidated EBITDA and Consolidated Fixed Charges to exclude certain pro forma adjustments related to certain acquisitions and other transactions and (b) modify the Consolidated Leverage Ratio covenant.  As a result of the amendment to the Credit Agreement, the maximum consolidated leverage ratio remains consistent at 3.25 until March 31, 2019, when it is set to decrease to 3.00 until the end of the term of the Credit Agreement.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Agreement.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $14.9 million.  As of June 30, 2017 and December 31, 2016, the borrowers were in compliance with all related financial and other restrictive covenants. As of June 30, 2017, $4.7 million of the bank guarantee and $0.2 million of the overdraft facility are being used by the Company. As of December 31, 2016, $5.3 million of the bank guarantee and none of the overdraft facility was being used by the Company.  There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a Chinese Yuan Renminbi denominated short-term loan with Bank of America (“China Facility”) with an amount outstanding of $1.3 million as of December 31, 2016 at an interest rate of 4.79%.  This loan was paid down in full in the second quarter of 2017.  The total amount of available for borrowing under the China Facility was $4.4 million and $4.3 million as of June 30, 2017 and December 31, 2016, respectively.

As a result of the PMFG, Inc. (“PMFG”) acquisition, the Company acquired a 60% equity investment in Peerless Propulsys that entitled the Company to 80% of Peerless Propulsys’s earnings.  In prior periods, the noncontrolling interest of Peerless Propulsys was reported as a separate component on the Consolidated Balance Sheets.  During July 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 in exchange for the remaining interest in Peerless Propulysys, which increased the Company’s ownership to 100% in the equity and earnings of Peerless Propulsys.  The interest rate on the note payable is 1.50%, which approximates the market rate given the short-term duration of the note payable.  The note payable is guaranteed by the Company.  As of December 31, 2016 and June 30, 2017, $5.3 million of the principal amount of the note payable was outstanding.  The note is payable at the earlier of July 11, 2019 or 30 days subsequent to the sale of building and land that the Company owns in China.   As the Company intends to sell this building and land within one year of June 30, 2017, this note payable is currently classified as a current liability in the Consolidated Balance Sheets as of June 30, 2017.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017 and 2016 are below.

	For the three-month period ended June 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,486	34,474	$0.16
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	333	—
Diluted earnings and earnings per share	$5,486	34,807	$0.16

	For the three-month period ended June 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,050	33,946	$0.12
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	216	—
Diluted earnings and earnings per share	$4,050	34,162	$0.12

	For the six-month period ended June 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,524	34,345	$0.16
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	341	—
Diluted earnings and earnings per share	$5,524	34,686	$0.16

	For the six-month period ended June 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$7,150	33,937	$0.21
Effect of dilutive securities and notes:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	202	—
Diluted earnings and earnings per share	$7,150	34,139	$0.21

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2017 and 2016, 0.6 million and 1.5 million, respectively, and 0.7 million and 1.6 million during the six-month periods ended June 30, 2017 and 2016, respectively, of outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On May 10, 2017, the Company declared and, on June 30, 2017, paid to common stockholders a quarterly dividend of $0.075 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

10.	Share-Based Compensation

The Company’s 2017 Equity and Incentive Compensation Plan (the “2017 Plan”) was approved by the Company’s stockholders on May 16, 2017.  The 2017 Plan permits the granting of stock options, which are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock unit, performance shares and dividend equivalents.  As of May 16, 2017, no further grants will be made under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), but outstanding awards under the 2007 Plan prior to such date will continue to be unaffected in accordance with their terms.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.7 million and $0.6 million during the three-month periods ended June 30, 2017 and 2016, respectively, and $0.7 million and $1.1 million during the six-month periods ended June 30, 2017 and 2016, respectively.  Share based compensation expense was lower in 2017 primarily due to a large amount of forfeitures related to the former Chief Executive Officer’s departure from the Company.

The Company granted approximately 128,000 options during the three-month period ended June 30, 2017 and no options during the three-month period ended June 30, 2016.  The Company granted approximately 128,000 and 100,000 options during the six-month periods ended June 30, 2017 and 2016, respectively.  The weighted-average fair value of stock options granted during the six months ended June 30, 2017 and 2016 was estimated at $2.68 and $2.07 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the six months ended June 30, 2017 and 2016, the Company utilized a weighted-average volatility factor of 39%.

Expected Term: For the six months ended June 30, 2017, and 2016, the Company utilized a weighted-average expected term factor of 6.3 years and 6.5 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the six months ended June 30, 2017 and 2016, the Company utilized a weighted-average risk-free interest rate factor of 2.1%.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.3% and 3.6% to value options granted during the six months ended June 30, 2017 and 2016, respectively.

The Company granted approximately 351,000 and 90,000 restricted stock units during the three-month periods ended June 30, 2017 and 2016, respectively, and approximately 405,000 and 100,000 restricted stock units during the six-month periods ended June 30, 2017 and 2016, respectively. The weighted-average fair value of restricted stock units granted during the six months ended June 30, 2017 and 2016 was estimated at $9.87 and $7.77 per unit, respectively, using the value of stock in the open market on the date of grant.

On June 10, 2017, the Company granted 700,000 performance units to our Chief Executive Officer whose total value was determined to be $175,000 and will be expensed over the vesting period.  The maximum shares of common stock that the participant could receive upon his performance units vesting is 77,778 shares.   The performance units are earned based upon the Company’s stock price during 30 consecutive trading days within a specified date range of approximately two years.  The performance units are settled in the Company’s common stock subsequent to this specified date range and vest approximately three years from the date of the grant.  The estimated grant date fair value and compensation expense of each performance share is determined on the date of grant by using the Monte Carlo valuation model.

The fair value of the stock-based awards, including the performance units, granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were approximately 282,000 and 51,000 options exercised during the six months ended June 30, 2017 and 2016, respectively. The Company received $1.1 million and $0.3 million in cash from employees and directors exercising options during the six months ended June 30, 2017 and 2016, respectively. The intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $1.8 million and $0.1 million, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension plan:
Service cost	$101	$112	$214	$223
Interest cost	329	356	657	713
Expected return on plan assets	(431)	(457)	(861)	(914)
Amortization of net actuarial loss	57	53	113	106
Net periodic benefit cost	$56	$64	$123	$128
Health care plan:
Interest cost	$1	$1	$2	$2
Amortization of loss	2	3	4	5
Net periodic benefit cost	$3	$4	$6	$7

We made contributions to our defined benefit plans during the six months ended June 30, 2017 and 2016 totaling $0.3 million and $29,000, respectively. We anticipate $1.7 million and $25,000 of further contributions to fund the pension plans and the retiree health care plan, respectively, during the remainder of 2017. The unfunded liability of the plans of $10.9 million and

$11.1 million as of June 30, 2017 and December 31, 2016, respectively, is included in Other liabilities on our unaudited Condensed Consolidated Balance Sheets.

12.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2014 and onward remain open for examination by federal authorities.  Tax years from 2012 and onward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2017 and December 31, 2016, the liability for uncertain tax positions totaled approximately $0.4 million, which is included in Other liabilities on our unaudited Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.  The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2017 and December 31, 2016, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Agreement was $117.4 million and $125.1 million at June 30, 2017 and December 31, 2016, respectively.  The fair value of the note payable was $5.3 million at June 30, 2017 and December 31, 2016, respectively.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $27.2 million and $45.8 million, respectively, of which $15.0 million and $25.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to collateralize letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2017 for cases involving asbestos-related claims were $1.2 million, of which together with all legal fees other than corporate counsel expenses; $1.1 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $27,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 221 cases pending against the Company as of June 30, 2017 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 229 cases that were pending as of December 31, 2016. During the six months ended June 30, 2017, 27 new cases were filed against the Company, and the Company was dismissed from 30 cases and settled five cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Valero

One of our subsidiaries, Fisher-Klosterman, Inc. (“FKI”), was a defendant in a products liability lawsuit filed in Harris County, Texas on August 23, 2010 by three Valero refining companies. The plaintiffs claimed that FKI (and its co-Defendants) used an allegedly defective refractory material included in cyclones it supplied to Valero that caused damages to refineries they own and operate. Plaintiffs claimed to have suffered property damages, including catalyst loss, regenerator repair costs, replacement part costs, damage to other property and business interruption loss. During 2014, the Company reached a settlement with the plaintiffs for $0.5 million and, accordingly, recorded a corresponding charge to operations. In addition, the Company reached an agreement with a supplier to recover $0.2 million related to this matter. The recovery was also recorded during 2014. The Company’s insurer, Valley Forge Insurance Company (“Valley Forge”), who had paid for the legal defense in this matter, initiated a new case in the Southern District of Ohio against the Company in October 2014 seeking, among other things, recoupment of past legal costs paid.  Valley Forge claims that it did not have an obligation to defend FKI and is entitled to recoup all amounts paid to defend FKI.  The Court rejected Valley Forge’s position on the duty to defend as contrary to Ohio law.  The Court found that if Valley Forge could prove that FKI breached its duty to cooperate in defending the Valero Suit, Valley Forge may be relieved of its duty to defend to some extent.  Valley Forge moved for reconsideration of the Court’s opinion in May 2016,which the court ruled against.  The Court ruled in 2017 that Valley Forge could amend its complaint.  The Company is vigorously disputing this claim, and is seeking to pursue counterclaims against the insurer.

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

Energy Segment

Our Energy segment provides customized solutions for the power generation and petrochemical industry. This includes natural gas turbine exhaust systems, dampers and diverters, gas and liquid separation and filtration equipment, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, acoustical components and silencers, secondary separators (nuclear plant reactor vessels) and expansion joints, the design and manufacture of technologies for flue gas and diverter dampers, non-metallic expansion joints, and silencer and precipitator applications, primarily for natural gas and coal-fired power plants, refining, oil production and petrochemical processing, as well as a variety of other industries.

Environmental Segment

Our Environmental segment provides the air pollution control technologies that enable our customers to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. These products and solutions include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems.  In addition, this segment designs and manufactures fluid catalytic cracking unit cyclones used in the petroleum and petrochemical refining process. This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

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

The financial segment information is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$37,416	$52,867	$78,499	$100,799
Environmental Segment	37,879	44,211	73,808	83,333
Fluid Handling and Filtration Segment	18,348	15,413	34,164	32,008
Corporate and Other(1)	227	(233)	50	(707)
Net sales	$93,870	$112,258	$186,521	$215,433

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Income from Operations
Energy Segment	$7,528	$6,367	$9,141	$11,563
Environmental Segment	4,777	6,119	9,886	10,865
Fluid Handling and Filtration Segment	4,148	3,200	7,457	6,398
Corporate and Other(2)	(6,769)	(6,618)	(14,780)	(13,537)
Eliminations	(429)	(507)	(1,099)	(921)
Income from operations	$9,255	$8,561	$10,605	$14,368

(2)

Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses / income.  This figure excludes earn-out expenses / income, which are recorded in the segment in which the expense / income occurs.  See Note 7 for the earn-out expenses / income by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Property and Equipment Additions
Energy Segment	$114	$220	$350	$304
Environmental Segment	31	115	40	228
Fluid Handling and Filtration Segment(3)	72	3,301	221	3,310
Corporate and Other	14	2	30	6
Property and equipment additions	$231	$3,638	$641	$3,848

(3)	Includes non-cash additions of $3,296 for property, plant, and equipment acquired under capital leases during the second quarter of 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Depreciation and Amortization
Energy Segment	$1,966	$2,939	$4,030	$5,741
Environmental Segment	842	907	1,687	1,874
Fluid Handling and Filtration Segment	1,197	1,254	2,395	2,648
Corporate and Other	25	32	56	65
Depreciation and Amortization	$4,030	$5,132	$8,168	$10,328

(dollars in thousands)	June 30, 2017	December 31, 2016
Identifiable Assets
Energy Segment	$229,918	$257,566
Environmental Segment	109,215	118,680
Fluid Handling and Filtration Segment	104,924	104,294
Corporate and Other(4)	14,303	18,094
Identifiable Assets	$458,360	$498,634

(4)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	June 30, 2017	December 31, 2016
Goodwill
Energy Segment	$76,521	$75,827
Environmental Segment	48,203	48,203
Fluid Handling and Filtration Segment	46,123	46,123
Goodwill	$170,847	$170,153

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$40,255	$(2,839)	$—	$—	$—	$—	$37,416
Environmental Segment	38,718	(800)	—	—	(39)	—	37,879
Fluid Handling and Filtration Segment	19,160	(539)	(258)	(15)	—	—	18,348
Corporate and Other(5)	—	—	—	—	—	227	227
Net Sales	$98,133	$(4,178)	$(258)	$(15)	$(39)	$227	$93,870

	Three Months Ended June 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$53,740	$(654)	$(219)	$—	$—	$—	$52,867
Environmental Segment	45,522	(844)	—	(427)	(40)	—	44,211
Fluid Handling and Filtration Segment	16,045	(452)	(180)	—	—	—	15,413
Corporate and Other(5)	—	—	—	—	—	(233)	(233)
Net Sales	$115,307	$(1,950)	$(399)	$(427)	$(40)	$(233)	$112,258

	Six Months Ended June 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$83,668	$(5,147)	$(22)	$—	$—	$—	$78,499
Environmental Segment	76,266	(1,690)	—	(729)	(39)	—	73,808
Fluid Handling and Filtration Segment	35,852	(1,157)	(422)	(109)	—	—	34,164
Corporate and Other(5)	—	—	—	—	—	50	50
Net Sales	$195,786	$(7,994)	$(444)	$(838)	$(39)	$50	$186,521

	Six Months Ended June 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$102,321	$(1,145)	$(377)	$—	$—	$—	$100,799
Environmental Segment	87,575	(2,598)	—	(1,467)	(177)	—	83,333
Fluid Handling and Filtration Segment	33,057	(855)	(194)	—	—	—	32,008
Corporate and Other(5)	—	—	—	—	—	(707)	(707)
Net Sales	$222,953	$(4,598)	$(571)	$(1,467)	$(177)	$(707)	$215,433

(5)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2017 and 2016 reflect the consolidated operations of the Company and its subsidiaries.

CECO is a diversified global provider of leading engineered technologies to the energy, environmental and fluid handling and filtration industrial segments, targeting specific niche-focused end markets through an attractive asset-light business model. We provide a wide spectrum of products and services including dampers & diverters, cyclonic technology, thermal oxidizers, separation and filtration systems, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, scrubbers, dampers and silencers, exhaust systems, fluid handling equipment and plant engineered services and engineered design build fabrication. CECO’s products play a vital role in helping companies achieve exacting production standards, meeting increasing plant needs and stringent emissions control regulations around the globe. The Company serves a broad range of markets and industries, including power, municipalities, chemical, industrial manufacturing, mid-stream pipeline natural gas transmission, refining, petrochemical, metals, minerals & mining companies, as well as hospitals and universities.  Therefore, our business is not concentrated within a single industry or with a single customer.

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

We believe growth for our products and services is driven by the increasing demand for energy consumption and a shift towards cleaner sources such as natural gas, nuclear, and renewable sources.  These trends should stimulate investment in new power generation facilities, pipeline expansion and related infrastructure, and in upgrading existing facilities.

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

Our three reportable segments are: the Energy segment, which produces customized solutions for the power and petrochemical industry; the Environmental segment, which provides a variety of air pollution control and catalytic product recovery technologies; and the Fluid Handling and Filtration segment, which produces high quality pump, filtration and fume exhaust solutions. It is through combining the efforts of some or all of these groups that we are able to offer complete turnkey systems to our customers and leverage operational efficiencies.

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

In general, subcontracts provide us the most flexibility in margin followed by labor, material, and equipment. Across our various product lines, the relative relationships of these factors change and cause variations in gross margin percentage. Material costs have also increased faster than labor costs, which also reduces gross margin percentage.  As material cost inflation occurs, the Company seeks to pass this cost onto our customers as price increases.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include charges associated with the Company’s acquisition and integration of acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the Company’s completed acquisitions, the Company has incurred charges associated with the acquisition and integration of these companies. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net sales	$93.9	$112.3	$186.5	$215.4
Cost of sales	65.4	78.4	126.1	149.9
Gross profit	$28.5	$33.9	$60.4	$65.5
Percent of sales	30.4%	30.2%	32.4%	30.4%
Selling and administrative expenses	$21.4	$20.0	$44.7	$41.1
Percent of sales	22.8%	17.8%	24.0%	19.1%
Acquisition and integration expenses	$—	$0.4	$—	$0.4
Percent of sales	—	0.4%	—	0.2%
Amortization and earn-out (income) expenses, net	$(2.2)	$4.9	$5.1	$9.7
Percent of sales	(2.3)%	4.4%	2.7%	4.5%
Operating income	$9.3	$8.6	$10.6	$14.4
Operating margin	9.9%	7.7%	5.7%	6.7%

To compare operating performance between the three-month and six-month periods ended June 30, 2017 and 2016, the Company has adjusted GAAP operating income to exclude (1) executive transition expenses, including severance for its former Chief Executive Officer, fees incurred in the search for a new Chief Executive Officer, and expenses associated with hiring a new Chief Financial Officer, (2) acquisition and integration related expenses, including legal, accounting, and banking expenses, (3) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (4) gain on insurance settlement, (5) facility exit expenses associated with the closure of certain leased facilities, (6) legacy design repair expenses related to costs to rectify issues on products that are no longer in production and (7) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Operating income as reported in accordance with GAAP	$9.3	$8.6	$10.6	$14.4
Operating margin in accordance with GAAP	9.9%	7.7%	5.7%	6.7%
Legacy design repairs	1.8	—	2.0	—
Inventory valuation adjustment	—	—	—	0.1
Plant, property and equipment valuation adjustment	0.1	0.1	0.3	0.3
Gain on insurance settlement	—	(1.0)	—	(1.0)
Acquisition and integration expenses	—	0.4	—	0.4
Amortization and earn-out (income) expenses, net	(2.2)	4.9	5.1	9.7
Executive transition expenses	0.4	—	1.3	—
Facility exit expenses	—	—	0.2	—
Non-GAAP operating income	$9.4	$13.0	$19.5	$23.9
Non-GAAP operating margin	10.0%	11.6%	10.5%	11.1%

Consolidated net sales for the second quarter of 2017 decreased $18.4 million, or 16.4%, to $93.9 million compared with $112.3 million in the second quarter of 2016. The decrease is primarily attributable to a sales volume decline period over period attributable to a decline in demand for the Company’s solid fuel power generation and natural gas turbine exhaust systems within the Company’s Energy segment and a decline in demand for the Company’s duct work and related equipment, and refinery related products within the Company’s Environmental segment.  These declines were offset by increased sales in the Company’s Fluid Handling & Filtration segment.

Consolidated net sales for the first six months of 2017 decreased $28.9, or 13.4%, to $186.5 million compared with $215.4 million in the first six months of 2016. The decrease is primarily attributable to a sales volume decline period over period attributable to a decline in demand for the Company’s solid fuel power generation, natural gas turbine exhaust systems within the Company’s Energy segment and a decline in demand for the Company’s regenerative thermal oxidizers, and refinery related products within the

Company’s Environmental segment.  These declines were offset by increased sales in the Company’s Fluid Handling & Filtration segment.

Gross profit decreased $5.4 million, or 15.9%, to $28.5 million in the second quarter of 2017 compared with $33.9 million in the same period of 2016.  The lower gross profit was primarily attributable to a sales volume decline period over period. Gross profit as a percentage of sales was 30.4% in the second quarter of 2017 compared with 30.2% in the second quarter of 2016.  The higher gross profit margin in the second quarter of 2017 was primarily due to a more favorable project mix during this period.  This increase was partially offset by the Company incurring $1.6 million in warranty expense and $1.8 million in legacy design repairs during the second quarter of 2017, compared to warranty expense of $0.2 million in the second quarter of 2016.  The increase in warranty expense is primarily attributable to a superseded product design issue.  The Company believes that all corrections related to this issue have been satisfactorily addressed.  The increase in legacy design repairs is primarily attributable to specific issues on certain past projects.  With respect to the legacy design repairs, the Company believes that we have expensed and accrued for our expectation of total costs.  Until the Company has satisfactorily assessed all repairs, the possibility of future risk exists.

Gross profit decreased $5.1 million, or 7.8%, to $60.4 million in the first six months of 2017 compared with $65.5 million in the same period of 2016.  The lower gross profit was primarily attributable to a sales volume decline period over period.  Gross profit as a percentage of sales was 32.4% in the first six months of 2017 compared with 30.4% in the first six months of 2016.  The higher gross profit margin in the first six months of 2017 was primarily due to a more favorable project mix during this period.  This increase was partially offset by the Company incurring $2.4 million in warranty expense and $2.0 million in legacy design repairs during the first six months of 2017, compared to warranty expense of $0.3 million during the first six months of 2016.   The increase in warranty expense is primarily attributable to a superseded product design issue.  The increase in legacy design repairs is primarily attributable to specific issues on certain past projects.

Orders booked were $87.2 million during the second quarter of 2017 and $171.2 million during the first six months of 2017 as compared with $108.8 million during the second quarter of 2016 and $228.9 million during the first six months of 2016. The decrease is primarily attributable to lower bookings by the Energy and Environmental Segment that is partially attributable to lower near term demand for natural gas turbine exhaust systems and solid fuel power generation equipment, as well as a reduction in refinery related capital expenditures impacting the Company’s bookings related to cyclone products.

Selling and administrative expenses increased $1.4 million to $21.4 million for the second quarter of 2017 compared with $20.0 million for the second quarter of 2016. Additionally, selling and administrative expenses increased as a percentage of sales from 17.8% in the second quarter of 2016 compared to 22.8% in the second quarter of 2017.  The increase is primarily attributable to the Company recording a gain of $1.0 million during the second quarter of 2016 related to a life insurance settlement and the Company recording $0.4 million of executive transition expenses during the second quarter of 2017.

Selling and administrative expenses increased $3.6 million to $44.7 million for the first six months of 2017 compared with $41.1 for the first six months of 2016.  Additionally, Selling and administrative expenses increased as a percentage of sales from 19.1% in the first six months of 2016 compared to 24.0% in the first six months of 2017.  The increase is primarily attributable to executive transition expenses related to the Company’s transition and search for a new Chief Executive Officer which occurred during the first and second quarters of 2017 of $1.3 million, facility exit expenses of $0.2 million, additional investments in selling and finance personnel incurred in 2017 and the Company recording a gain on a life insurance settlement of $1.0 million during the first six months of 2016.

Acquisition and integration expenses were zero and $0.4 million during the second quarter of 2017 and 2016, respectively, and zero and $0.4 million during the first six months of 2017 and 2016, respectively.  The acquisition and integration expenses in 2016 were related to the PMFG, Inc. (“PMFG”) acquisition which occurred during the third quarter of 2015.

Amortization and earn-out expense (income) was $(2.2) million for the second quarter of 2017 compared with $4.9 million for the second quarter of 2016.  The decrease in expense was primarily attributable to earn-out adjustments resulting in income of $5.7 million in the second quarter of 2017 related to the acquisition of Zhongli Industrial Technology Co. Ltd. (“Zhongli Acquisition”) in the fourth quarter of 2014 due to lower than expected operational profit in 2017.  Included in the second quarter of 2016 expense was $0.7 million of expense related to the fair value adjustment of the Zhongli Acquisition earn-out during the period due to higher than expected operational profit at Zhongli after the acquisition.

Amortization and earn-out expense (income) was $5.1 million for the first six months of 2017 compared with $9.7 million for the first six months of 2016.  The decrease in expense was primarily attributable to earn-out adjustments resulting in income of $1.8 million in the first six months of 2017 for the Zhongli Acquisition due to lower than expected operational profit in 2017.  Included in the first six months of 2016 expense was $1.5 million related to the fair value adjustment of the Zhongli Acquisition earn-out during this period due to higher than expected operational profit at Zhongli after the acquisition.  The decrease was also partially attributable to decreased amortization expense of $1.9 million period over period due to certain intangible assets becoming fully amortized.

Operating income increased $0.7 million to $9.3 million in the second quarter of 2017 compared with $8.6 million of income during the second quarter of 2016.  The increase is primarily attributable to higher gross profit margins, lower acquisition and integration expenses, and lower amortization and earn-out expenses offset by a decrease in gross profit due to decreased sales during the second quarter of 2017.

Operating income decreased $3.8 million to $10.6 million in the first six months of 2017 compared with $14.4 million during the first six months of 2016.  The decrease is primarily due to increased selling and administrative expenses and decreased gross profit primarily attributable to decreased sales during the first six months of 2017 offset by decreased amortization and earn-out expenses and lower acquisition and integration expenses.

Non-GAAP operating income was $9.4 million for the second quarter of 2017 compared with $13.0 million for the second quarter of 2016.  The decrease is primarily due to increased selling and administrative expenses as described above and the impact of a lower volume of sales, which led to a decrease in gross profit.  Non-GAAP operating income as a percentage of sales decreased to 10.0% for the second quarter of 2017 from 11.6% for the second quarter of 2016.

Non-GAAP operating income was $19.5 million for the first six months of 2017 compared with $23.9 million for the first six months of 2016.  The decrease is primarily due to increased selling and administrative expenses as described above and the impact of a lower volume of sales, which led to a decrease in gross profit.  Non-GAAP operating income as a percentage of sales decreased to 10.5% for the first six months of 2017 from 11.1% for the first six months of 2016.

Other income/expense, net was $0.4 million of income in the second quarter of 2017 compared with $0.4 million of expense in the second quarter of 2016.  During the second quarter of 2017, the net amount was due to $1.2 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, offset by net foreign currency exchange losses from normal business operations of $0.8 million.  During the second quarter of 2016, the net $0.4 million of expense was due primarily to $0.5 million of expense from the impact of the weakening of the Euro on an intercompany loan with a foreign subsidiary, which was offset by net foreign currency exchange gains from normal business operations of $0.1 million.

Other income/expense, net was $0.3 million of income in the first six months of 2017 compared with $0.4 million of income in the first six months of 2016.  During the first six months of 2017, the net $0.3 million of income was due to $1.5 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, offset by net foreign currency exchange losses from normal business operations of $1.2 million.  During the first six months of 2016, the net $0.4 million of income was due to $0.4 million of income from the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.5 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge.

Interest expense decreased to $1.6 million in the second quarter of 2017 from $2.0 million in the second quarter of 2016. The decrease is due to debt repayments made throughout 2016 that decreased the amount of outstanding debt in 2017.

Interest expense decreased to $3.4 million in the first six months of 2017 from $4.1 million in the first six months of 2016.  The decrease is due to debt repayments made throughout 2016 that decreased the amount of outstanding debt in 2017.

Income tax expense was $2.5 million for the second quarter of 2017 compared with $2.1 million for the same quarter of 2016. The effective income tax rate for the second quarter of 2017 was 31.2% compared with 34.7% for the comparable period of 2016.  Income tax expense was $2.0 million for the first six months of 2017 compared with $3.6 million for the same period of 2016.  The effective income tax rate for the first six months of 2017 was 26.3% compared with 33.5% for the comparable period of 2016.  This rate change for the three and six month periods is due primarily to changes in income before taxes, discrete tax benefits of $0.4 million in the first six months of 2017 related to stock compensation, and a decrease in permanent differences related to non-deductible acquisition and earn-out expenses.  Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and earn-out expenses, and decreased tax rates in certain foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$37,416	$52,867	$78,499	$100,799
Environmental Segment	37,879	44,211	73,808	83,333
Fluid Handling and Filtration Segment	18,348	15,413	34,164	32,008
Corporate and Other(1)	227	(233)	50	(707)
Net sales	$93,870	$112,258	$186,521	$215,433

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Income from Operations
Energy Segment	$7,528	$6,367	$9,141	$11,563
Environmental Segment	4,777	6,119	9,886	10,865
Fluid Handling and Filtration Segment	4,148	3,200	7,457	6,398
Corporate and Other(2)	(6,769)	(6,618)	(14,780)	(13,537)
Eliminations	(429)	(507)	(1,099)	(921)
Income from operations	$9,255	$8,561	$10,605	$14,368

(2)

Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses / income.  This figure excludes earn-out expenses / income, which are recorded in the segment in which the expense / income occurs.  See Note 7 for the earn-out expenses / income by segment.

Energy Segment

Our Energy Segment net sales decreased $15.5 million to $37.4 million in the second quarter of 2017 compared with $52.9 million in the same period of 2016. The decrease is due primarily to sales volume decreases for our products and services within Europe and Asia primarily due to a decline in the Company’s natural gas turbine exhaust systems related products and services and solid fuel power generation period over period.  The decrease is primarily attributable to a temporary weakening of the solid fuel power generation market in China and a temporary weakening in the gas turbine powered market due to over capacity.

Our Energy Segment net sales decreased $22.3 million to $78.5 million in the first six months of 2017 compared with $100.8 million in the same period of 2016.  The decrease is due primarily to sales volume decreases for our products and services within Europe and Asia primarily due to a decline in the Company’s natural gas turbine exhaust systems related products and services and solid fuel power generation period over period.  The decrease is primarily attributable to a temporary weakening of the solid fuel power generation market in China and a temporary weakening in the gas turbine powered market due to over-capacity.

Operating income for the Energy Segment increased $1.1 million to $7.5 million in the second quarter of 2017 compared with $6.4 million of income in the second quarter of 2016. Operating income in the second quarter 2017 and 2016 included $5.7 million of income and $0.7 million of expense, respectively, related to the fair value adjustment of the Zhongli Acquisition earn-out during these periods due to changes in operational profit from amounts previously forecasted.  The decrease in operating income excluding the earn-out adjustment was primarily due to the Energy Segment incurring $1.5 million in warranty expense and $1.8 million in legacy design repairs during the second quarter of 2017, compared to warranty expense of $0.2 million in the second quarter of 2016.  The increase in warranty expense is primarily attributable to a superseded product design issue.  The increase in legacy design repairs is primarily attributable to specific issues on certain past projects.  The decrease in operating income was also partially attributable to lower gross profit on decreased sales.

Operating income for the Energy Segment decreased $2.4 million to $9.1 million in the first six months of 2017 compared with $11.6 million in operating income in the same period of 2016.  Operating income in the first six months of 2017 and 2016 income included $1.8 million of income and $1.5 million of expense, respectively, related to the fair value adjustment of the Zhongli earn-out during these periods.  The decrease in operating income excluding the earn-out adjustment was primarily due to the Energy Segment incurring $2.3 million in warranty expense and $2.0 million in legacy design repairs during the first six months of 2017, compared to warranty expense of $0.2 million during the first six months of 2016.  The increase in warranty expense is primarily attributable to a superseded product design issue.  The increase in legacy design repairs is primarily attributable to specific issues on certain past projects.  The decrease in operating income was also partially attributable to lower gross profit on decreased sales.

Environmental Segment

Our Environmental Segment net sales decreased $6.3 million to $37.9 million in the second quarter of 2017 compared with $44.2 million in the same period of 2016. The decrease is due primarily to volume decreases for the Company’s refinery related products and services as well as decreases in volume related to the installation and fabrication of duct work and related equipment period over period.  The decrease is primarily attributable to a cyclical deferral of maintenance and capital expenditures by the Company’s customers in refinery related end markets.

Our Environmental Segment net sales decreased $9.5 million to $73.8 million in the first six months of 2017 compared with $83.3 million in the same period of 2016.  The decrease is due primarily to volume decreases for the Company’s refinery related products and services as well as decreases in the volume of the Company’s regenerative thermal oxidizers sold period over period.  The decrease is primarily attributable to a cyclical deferral of maintenance and capital expenditures by the Company’s customers in refinery related end markets.

Operating income for the Environmental Segment decreased $1.3 million to $4.8 million in the second quarter of 2017 from $6.1 million in the same period of 2016. This decrease was primarily due to the Environmental Segment achieving lower gross profit on decreased sales volumes as well as increases in selling and administrative expenses during the second quarter of 2017.

Operating income for the Environmental Segment decreased $1.0 million to $9.9 million in the first six months of 2017 from $10.9 million in the same period of 2016.  This decrease was primarily due to the Environmental Segment achieving lower gross profit on decreased sales volumes as well as increases in selling and administrative expenses during the first six months of 2017.

Fluid Handling and Filtration Segment

Our FHF Segment net sales increased $2.9 million to $18.3 million in the second quarter of 2017 compared with $15.4 million in the same period of 2016. The increase is due to a sales volume increase within the segment period over period, which is primarily attributable to increased international sales and a strengthening of the FHF Segment’s North American Industrial Market in the second quarter of 2017.

Our FHF Segment net sales increased $2.2 million to $34.2 million in the first six months of 2017 compared with $32.0 million in the first six months of 2016.  The increase is due to a sales volume increase within the segment period over period, which is primarily attributable to increased international sales and a strengthening of the FHF Segment’s North American Industrial Market in the first six months of 2017.

Operating income for FHF increased $0.9 million to $4.1 million in the second quarter of 2017 compared with $3.2 million in the second quarter of 2016. The increase is due primarily to the sales volume increase described above.

Operating income for FHF increased $1.1 million to $7.5 million in the first six months of 2017 compared with $6.4 million in the same period of 2016.  The increase is due primarily to the sales volume increase described above.

Corporate and Other Segment

Operating expense for Corporate and Other Segment increased $0.2 million to $6.8 million in the second quarter of 2017 compared with $6.6 million in the same period of 2016. The increase in the loss period over period is primarily attributable to the recording of a gain of $1.0 million during the second quarter of 2016 related to a life insurance settlement, which decreased the operating loss in the second quarter of 2016.  This increase in the loss is offset by decreased incentive compensation expenses of $0.4 million primarily attributable to decreased operating performance and decreased professional services expenses of $0.4 million during the second quarter of  2017.

Operating expense for Corporate and Other Segment increased $1.3 million to $14.8 million in the first six months of 2017 compared with a $13.5 million loss in the same period of 2016.  The increase in the loss period over period is primarily attributable to the increase in executive transition expenses of $1.3 million during the first six months of 2017.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month to eighteen-month period. Our customers may have the right to cancel a given order. Our backlog as of June 30, 2017, was $167.9 million compared with $197.0 million as of December 31, 2016.  During the second quarter of 2017, the Company removed $9.7 million of orders that were previously disclosed as backlog in prior quarters, which were idle due to inactivity by the customer.  Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility (as defined below). Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements, including acquisitions and any related earnouts.

The Company considers its level of cash on hand, borrowing capacity, current ratio and working capital levels to be its most important measures of short-term liquidity. For long-term liquidity indicators, the Company believes its ratio of long-term debt to equity and its historical levels of net cash flows from operating activities to be the most important measures.

At June 30, 2017, the Company had working capital of $60.6 million, compared with $66.6 million at December 31, 2016. The ratio of current assets to current liabilities was 1.51 to 1 as compared with a ratio of 1.46 to 1 at December 31, 2016. The $6.0 million decrease in working capital from December 31, 2016 to June 30, 2017 was primarily related to the net effect of decreased cash and cash equivalents ($18.7 million) and a decrease in accounts receivable ($16.9 million), offset by a decrease in billing in excess of costs and estimated earnings on uncompleted contracts ($11.5 million), a decrease in accounts payable and accrued expenses ($14.0 million), an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($2.7 million), and a decrease in the current portion of debt ($1.1 million).  During the six months ended June 30, 2017, the Company made a prepayment of $4.3 million on the outstanding balance of the term loan, of which $3.0 million was applied to the long-term portion of the debt balance, which caused a reduction in working capital.   Total repayments of term loan debt during the six months ended June 30, 2017 was $7.7 million. The Company has a strategy of aggressively managing working capital, including reduction of the accounts receivable days sales outstanding (DSO), and reduction of inventory levels, without reducing service to its customers.

At June 30, 2017 and December 31, 2016, cash and cash equivalents totaled $27.2 million and $45.8 million, respectively. As of June 30, 2017 and December 31, 2016, $15.0 million and $25.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at June 30, 2017 and December 31, 2016:

Credit Agreement

(Table only in thousands)	June 30, 2017	December 31, 2016

Outstanding borrowings under Credit Facility (defined in the paragraph below). Term loan payable in quarterly principal installments of $1.5 million through September 2017, $2.0 million through

   September 2018, and $2.5 million thereafter with

   balance due upon maturity in September 2020.

- Term loan	$117,415	$125,072
- Unamortized debt discount and debt issuance costs	(2,841)	(3,175)
Total outstanding borrowings under Credit Facility	114,574	121,897
Outstanding borrowings (U.S. dollar equivalent) under China Facility	—	1,296
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	213	—
Total outstanding borrowings	114,787	123,193
Less: current portion	7,742	8,827
Total debt, less current portion	$107,045	$114,366

The Company’s outstanding borrowings in the United States consist of senior secured term loan, senior secured US. Dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”).  As of June 30, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information regarding the Company’s outstanding debt.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

(dollars in millions)	June 30, 2017	December 31, 2016
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	—
Letters of credit open	(20.7)	(18.0)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Draw down	—	—
Netherlands facilities (€13.0 million at June 30, 2017 and December 31, 2016 in U.S. Dollar equivalent)	14.9	13.7
Draw down	(0.2)	—
Letters of credit open	(4.7)	(5.3)
China facility	4.4	4.3
Draw down	—	(1.3)
Total unused credit availability	$73.7	$73.4
Amount available based on borrowing limitations	$53.7	$71.1

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$1,675	$44,070
Net cash used in investing activities	(597)	(261)
Net cash used in financing activities	(20,208)	(20,667)
Effect of exchange rate changes on cash and cash equivalents	472	(730)
Net (decrease) increase in cash	$(18,658)	$22,412

For the six months ended June 30, 2017, $1.7 million of cash was provided by operating activities compared with $44.1 million provided by operating activities in the prior-year period. The $42.4 million decrease in cash flow from operating activities was partially due to a decrease in net income of $1.6 million, a decrease in expense of the fair value adjustments to earnout liabilities of $2.8 million, and a decrease in cash flow due to payments of earnouts classified as operating activities of $7.8 million. Additionally, there were unfavorable net working capital items in the first six months of 2017 compared with the same period in 2016. The incremental cash used was comprised of $4.9 million in inventories, $23.0 million in billings in excess of costs and estimated earnings on uncompleted contracts, $2.9 million in costs and estimated earnings in excess of billings on uncompleted contracts, and $4.4 million in accounts payable and accrued expenses.  These unfavorable decreases in cash were partially offset by the incremental cash provided from $2.7 million in accounts receivable, and $5.6 million in prepaid expenses and other current assets.

For the six months ended June 30, 2017, net cash used in investing activities was $0.6 million compared with net cash used in investing activities of $0.3 million in the prior-year period. In the current year period, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $0.6 million.  In the prior-year period, cash used in investing activities was primarily the result of cash used for additions to property and equipment of $0.6 million offset by the proceeds from sales of property and equipment, including assets held for sale, totaling $0.3 million.

For the six months ended June 30, 2017, net cash used in financing activities was $20.2 million due principally to net term loan repayments of $7.7 million, net payments on revolving credit facilities of $1.1 million, earn-out payments classified as financing activities of $7.4 million, and $5.2 million in dividends paid to common stockholders, which was partially offset by proceeds from the employee stock purchase plan, exercise of stock options and dividend reinvestment plan of $1.2 million.  In the prior-year period, net cash used in financing activities was $20.7 million due principally to term loan repayments of $16.2 million, net payments on revolving credit facilities of $9.2 million, earnout payments classified as operating activities of $2.3 million and $4.5 million in dividends paid to common stockholders, which was partially offset by proceeds from sale-leaseback transactions of $11.0 million.

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with the financial covenants under our Credit Facility.

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

Management believes there have been no significant changes during the three-month and six-month periods ended June 30, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and include, but are not limited to: liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims;  our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to cyclicality or seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the environmental, energy and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of June 30, 2017 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $114.8 million at June 30, 2017. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2017.  Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at June 30, 2017 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 000-07099)).

10.1	Amendment No. 2 to Amended and Restated Credit Agreement

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Nonqualified Stock Option Agreement

10.4	Form of Restricted Stock Units Agreement for Directors

10.5	Form of Restricted Stock Units Agreement for Employees

10.6

Executive Employment Agreement, dated as of June 10, 2017, between the Company and Dennis Sadlowski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 000-07099)).

10.7

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 16, 2017 (Registration No. 333-218030)).

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

Date: August 9, 2017