Form 10-Q
period 2017-09-30
CECO ENVIRONMENTAL CORP
filed 2017-11-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,707,649 shares of common stock, par value $0.01 per share, as of November 2, 2017.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2017

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,567	$45,824
Restricted cash	873	1,498
Accounts receivable, net	70,504	83,062
Costs and estimated earnings in excess of billings on uncompleted contracts	39,964	38,123
Inventories, net	21,750	21,487
Prepaid expenses and other current assets	12,984	13,560
Prepaid income taxes	1,300	1,590
Assets held for sale	8,001	7,834
Total current assets	179,943	212,978
Property, plant and equipment, net	24,667	27,270
Goodwill	171,239	170,153
Intangible assets-finite life, net	52,749	60,728
Intangible assets-indefinite life	22,381	22,042
Deferred charges and other assets	4,564	5,463
	$455,543	$498,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$9,645	$8,827
Accounts payable and accrued expenses	77,655	95,610
Billings in excess of costs and estimated earnings on uncompleted contracts	21,038	35,085
Note payable	5,300	5,300
Income taxes payable	924	1,536
Total current liabilities	114,562	146,358
Other liabilities	23,873	34,864
Debt, less current portion	107,287	114,366
Deferred income tax liability, net	12,754	12,964
Total liabilities	258,476	308,552
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,699,316 and 34,300,209 shares issued at September 30, 2017 and December 31, 2016, respectively	347	343
Capital in excess of par value	247,601	244,878
Accumulated loss	(41,079)	(41,741)
Accumulated other comprehensive loss	(9,446)	(13,042)
	197,423	190,438
Less treasury stock, at cost, 137,920 shares at September 30, 2017 and December 31, 2016	(356)	(356)
Total shareholders’ equity	197,067	190,082
	$455,543	$498,634

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net sales	$84,987	$101,596	$271,508	$317,029
Cost of sales	57,854	67,920	183,960	217,837
Gross profit	27,133	33,676	87,548	99,192
Selling and administrative expenses	21,958	19,549	66,690	60,625
Acquisition and integration expenses	—	163	—	524
Amortization and earn-out (income) expenses, net	(455)	3,465	4,623	13,176
Income from operations	5,630	10,499	16,235	24,867
Other (expense) income, net	(110)	14	141	395
Interest expense	(1,595)	(1,913)	(4,951)	(5,995)
Income before income taxes	3,925	8,600	11,425	19,267
Income tax expense	889	2,774	2,865	6,349
Net income	$3,036	$5,826	$8,560	$12,918
Net income (loss) attributable to noncontrolling interest	$—	$22	$—	$(36)
Net income attributable to CECO Environmental Corp.	$3,036	$5,804	$8,560	$12,954
Earnings per share:
Basic	$0.09	$0.17	$0.25	$0.38
Diluted	$0.09	$0.17	$0.25	$0.38
Weighted average number of common shares outstanding:
Basic	34,518,622	33,983,708	34,403,720	33,952,768
Diluted	34,621,883	34,354,687	34,665,053	34,211,067

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$3,036	$5,826	$8,560	$12,918
Other comprehensive income (loss), net of tax:
Interest rate swap	3	201	31	(422)
Foreign currency translation	1,396	(73)	3,565	(1,526)
Comprehensive income	4,435	5,954	12,156	10,970
Net income (loss) attributable to noncontrolling interest	—	22	—	(36)
Comprehensive income attributable to CECO Environmental Corp.	$4,435	$5,976	$12,156	$10,934

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$8,560	$12,918
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,105	15,017
Unrealized foreign currency gain	(2,030)	(620)
Net (gain) loss on interest rate swaps	(186)	342
Fair value adjustments to earnout liabilities	(5,689)	460
Earnout payments	(7,797)	—
Loss on sale of property and equipment	87	199
Debt discount amortization	753	803
Share-based compensation expense	1,179	1,724
Bad debt expense	2,184	324
Inventory reserve expense	829	964
Deferred income taxes	(164)	(1,111)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,718	15,221
Costs and estimated earnings in excess of billings on uncompleted contracts	(183)	3,449
Inventories	(606)	7,526
Prepaid expense and other current assets	1,720	(2,907)
Deferred charges and other assets	1,414	1,068
Accounts payable and accrued expenses	(9,072)	(10,010)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,526)	6,859
Income taxes payable	(857)	2,608
Other liabilities	(1,528)	(1,955)
Net cash (used in) provided by operating activities	(1,089)	52,879
Cash flows from investing activities:
Acquisitions of property and equipment	(806)	(811)
Proceeds from sale of property and equipment	367	301
Net cash used in investing activities	(439)	(510)
Cash flows from financing activities:
Decrease in short-term and long-term restricted cash	878	2,853
Net borrowings (repayments) on revolving credit lines	2,197	(13,142)
Repayments of debt	(9,161)	(31,631)
Deferred financing fees paid	(171)	—
Payoff of loans on life insurance policies	—	(987)
Earnout payments	(7,396)	(9,270)
Proceeds from sale-leaseback transactions	—	14,244
Payments on capital lease and sale-leaseback financing liability	(542)	(241)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	1,372	763
Repurchases of common stock	—	(188)
Dividends paid to common shareholders	(7,787)	(6,738)
Net cash used in financing activities	(20,610)	(44,337)
Effect of exchange rate changes on cash and cash equivalents	881	(412)
Net (decrease) increase in cash and cash equivalents	(21,257)	7,620
Cash and cash equivalents at beginning of period	45,824	34,194
Cash and cash equivalents at end of period	$24,567	$41,814
Cash paid during the period for
Interest	$4,176	$5,375
Income taxes	$3,328	$2,344
Non-cash transactions
Property, plant and equipment acquired under capital leases	$—	$4,385
Noncontrolling interest acquired through an issuance of a note payable (See Note 17)	$—	$5,300
Earnout settled through an exchange of accounts receivable	$—	$3,272

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2017 and 2016. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

Accounting Standards Adopted in Fiscal 2017

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 of the former goodwill impairment test along with amending other parts of the goodwill impairment test.  Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The Company has adopted ASU 2017-04 effective as of January 1, 2017.  The provisions of ASU 2017-04 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis where permitted by the new standard. As a result of this adoption:

•  We recognized discrete tax benefits of $0.4 million in the income tax expense line item of our Condensed Consolidated Statement of Income for the nine months ended September 30, 2017 related to excess tax benefits upon vesting or settlement in that period.

•  We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

• We have elected to change our accounting policy to account for forfeitures as they occur. This change was applied on a modified retrospective basis with a cumulative effect adjustment to reduce retained earnings by $0.1 million as of January 1, 2017.

•  We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine month periods ended September 30, 2017.

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

Accounting Standards Yet to be Adopted

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment under the previous guidance.  The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted.  We plan to adopt the standard on January 1, 2019.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification.  Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change.  ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date.  The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted.  We plan to adopt the standard on January 1, 2018.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective dates.  The Company is evaluating the effect of this standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  ASU 2016-18 will require a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  The Company is currently in the process of evaluating the impact of ASU 2016-18 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.   The Company believes that the new standard will have a material impact on its consolidated balance sheet due to the recognition of ROU assets and liabilities for the Company’s operating leases but it will not have a material impact on its liquidity.  The Company is continuing to evaluate potential impacts to its consolidated financial statements.

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

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and system requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process.  Additionally, the Company has begun to review historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09.  Most notably, the Company is evaluating its current conclusions with respect to the timing of revenue recognition for certain contract arrangements where revenue is recognized over time, to determine whether the application of ASU 2014-09 necessitates changes to such reporting whereby revenue would be recognized at a point in time.  The Company will continue to evaluate our business processes, systems and controls, and potential differences, if any, in the timing and method of revenue recognition.  However, the Company will not be able to make a complete determination about the impact of the standard on its consolidated financial statements until the time of adoption based upon outstanding contracts at that time.

3.	Accounts Receivable

(Table only in thousands)	September 30, 2017	December 31, 2016
Trade receivables	$13,211	$11,976
Contract receivables	60,176	72,835
Allowance for doubtful accounts	(2,883)	(1,749)
	$70,504	$83,062

Balances billed but not paid by customers under retainage provisions in contracts amounted to approximately $2.6 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The amounts charged to the provision for doubtful accounts were $1.2 million and $30,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $2.2 million and $0.3 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

Our contracts have various lengths to completion ranging from a few days to a year. We anticipate that a majority of our current contracts will be completed within the next twelve months.

(Table only in thousands)	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$187,646	$186,609
Estimated earnings	67,533	77,709
	255,179	264,318
Less billings to date	(236,253)	(261,280)
	$18,926	$3,038
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$39,964	$38,123
Billings in excess of costs and estimated earnings on uncompleted contracts	21,038	35,085
	$18,926	$3,038

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.  A provision of $0.1 million for estimated losses on uncompleted contracts was recognized at September 30, 2017.  No provision for estimated losses on uncompleted contracts was required at December 31, 2016.

5.	Inventories

(Table only in thousands)	September 30, 2017	December 31, 2016
Raw materials	$19,750	$17,889
Work in process	3,310	3,986
Finished goods	1,261	1,508
Obsolescence allowance	(2,571)	(1,896)
	$21,750	$21,487

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.5 million and $0.1 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $0.8 million and $1.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Nine months ended September 30, 2017		Year ended December 31, 2016
Goodwill / Indefinite Life Tradenames	Goodwill	Tradenames	Goodwill	Tradenames
Beginning balance	$170,153	$22,042	$220,163	$26,337
Acquisitions and related adjustments	—	—	4,205	—
Impairment	—	—	(53,762)	(4,161)
Foreign currency translation	1,086	339	(453)	(134)
	$171,239	$22,381	$170,153	$22,042

(Table only in thousands)	As of September 30, 2017		As of December 31, 2016
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$15,867	$8,040	$15,867	$6,360
Customer lists	77,497	32,758	77,497	26,041
Noncompetition agreements	1,118	643	1,118	478
Tradename	1,390	405	1,390	301
Foreign currency adjustments	(1,453)	(176)	(2,964)	(1,000)
	$94,419	$41,670	$92,908	$32,180

Activity for the nine months ended September 30, 2017 and 2016 is as follows:

(Table only in thousands)	2017	2016
Intangible assets – finite life, net at beginning of period	$60,728	$74,957
Amortization expense	(8,666)	(11,123)
Foreign currency adjustments	687	142
Intangible assets – finite life, net at end of period	$52,749	$63,976

Amortization expense of finite life intangible assets was $2.9 million and $3.5 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $8.7 million and $11.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

The Company did not identify any triggering events during the three-month and nine-month periods ended September 30, 2017 that would require an interim impairment assessment of goodwill, finite life intangible assets, or indefinite life intangible assets. Therefore, there was no impairment of goodwill, finite life intangible assets, or indefinite life intangible assets during the three-month and nine-month periods ended September 30, 2017.

7.	Accounts Payable and Accrued Expenses

(Table only in thousands)	September 30, 2017	December 31, 2016
Trade accounts payable, including due to subcontractors	$54,091	$58,985
Compensation and related benefits	4,528	8,232
Current portion of earn-out liability	3,514	13,527
Accrued warranty	4,244	2,684
Other accrued expenses	11,278	12,182
	$77,655	$95,610

The activity in the Company’s current portion of earn-out liability and long-term portion of earn-out liability was as follows for the nine months ended September 30, 2017 and 2016:

(Table only in thousands)	Energy Segment	Environmental Segment	Total(1)
Balance of earn-out at December 31, 2016	$24,214	$—	$24,214
Fair value adjustment	(5,689)	—	(5,689)
Compensation expense adjustment	918	—	918
Foreign currency translation adjustment	729	—	729
Payment	(15,193)	—	(15,193)
Total earn-out liability as of September 30, 2017	$4,979	$—	$4,979
Less: current portion of earn-out	(3,514)	—	(3,514)
Balance of long term portion of earn-out recorded in Other liabilities at September 30, 2017	$1,465	$—	$1,465

(Table only in thousands)	Energy Segment	Environmental Segment	Total(1)
Balance of earn-out at December 31, 2015	$29,304	$3,367	$32,671
Fair value adjustment	960	(500)	460
Compensation expense adjustment	923	—	923
Foreign currency translation adjustment	(539)	—	(539)
Settlement through an exchange of accounts receivable	(3,272)	—	(3,272)
Payment	(8,170)	(1,100)	(9,270)
Total earn-out liability as of September 30, 2016	$19,206	$1,767	$20,973
Less: current portion of earn-out	(9,991)	(1,267)	(11,258)
Balance of long term portion of earn-out recorded in Other liabilities at September 30, 2016	$9,215	$500	$9,715

(1)	The Fluid Handling and Filtration segment does not have any earn-out arrangements associated with the segment.

8.	Senior debt

Debt consisted of the following at September 30, 2017 and December 31, 2016:

(Table only in thousands)	September 30, 2017	December 31, 2016

Outstanding borrowings under the Credit Facility (defined below).

   Term loan payable in quarterly principal installments of $2.0 million through September 2018, $2.5 million thereafter

   with balance due upon maturity in September 2020.

- Term loan	$115,911	$125,072
- U.S. Dollar revolving loans	2,000	—
- Unamortized debt discount and debt issuance costs	(2,593)	(3,175)
Total outstanding borrowings under the Credit Facility	115,318	121,897
Outstanding borrowings (U.S. dollar equivalent) under the China Facility (defined below)	—	1,296
Outstanding borrowings (U.S. dollar equivalent) under the Aarding Facility (defined below)	1,614	—
Total outstanding borrowings	116,932	123,193
Less: current portion	9,645	8,827
Total debt, less current portion	$107,287	$114,366

During the nine-month period ended September 30, 2017, the Company made prepayments of $4.3 million on the outstanding balance of the term loan.  These prepayments were applied to future principal payments due under the term loan.  Scheduled principal payments under our Credit Facility are $2.0 million for the remainder of 2017, $8.5 million in 2018, $10.0 million in 2019, and $97.4 million in 2020.

United States Debt

As of September 30, 2017 and December 31, 2016, $20.8 million and $18.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $57.2 million and $62.0 million at September 30, 2017 and December 31, 2016, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average interest rate on outstanding borrowings was 3.60% and 3.26% at September 30, 2017 and December 31, 2016, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to approximately one-third of the outstanding debt indexed to LIBOR market rates. The fair value of the interest rate swap had no impact on the Condensed Consolidated Balance Sheet as of September 30, 2017.  The fair value of the interest rate swap was a liability totaling $0.2 million at December 31, 2016, which is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. The Company did not designate the interest rate swap as an effective hedge until the first quarter of 2016, and accordingly the change in the fair value until the date of designation of $0.5 million was recorded in earnings in “Other income (expense), net” in the Condensed Consolidated Statements of Income for the nine-month period ended September 30, 2016. From the date of designation, a significant portion of the changes to the fair value of the interest rate swap have been recorded in other comprehensive income (loss) as the hedge is deemed effective.

The Company amended the Credit Facility as of June 9, 2017.  The Credit Facility was amended to, among other things, (a) modify the calculation of Consolidated EBITDA and Consolidated Fixed Charges to exclude certain pro forma adjustments related to certain acquisitions and other transactions and (b) modify the Consolidated Leverage Ratio covenant.

The Company amended the Credit Facility as of October 31, 2017.  The Credit Facility was amended to, among other things, (a) modify the calculation of Consolidated EBITDA and Consolidated Fixed Charges to exclude certain adjustments related to certain transactions (b) modify the Consolidated Leverage Ratio covenant and (c) add a covenant restricting the amount of capital expenditures we may make in fiscal years 2018 and 2019.  As a result of the amendment to the Credit Facility, the maximum consolidated leverage ratio increased from 3.25 to 3.75 and will remain constant at this ratio through March 31, 2019, when it is set to decrease to 3.50 through September 30, 2019.  The Consolidated Leverage Ratio will then decrease to 3.25 where it will remain until the end of the term of the Credit Facility.

As of September 30, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $15.4 million.  As of September 30, 2017 and December 31, 2016, the borrowers were in compliance with all related financial and other restrictive covenants. As of September 30, 2017, $4.6 million of the bank guarantee and $1.6 million of the overdraft facility are being used by the Company. As of December 31, 2016, $5.3 million of the bank guarantee and none of the overdraft facility was being used by the Company.  There is no stated expiration date on the Aarding Facility.

A subsidiary of the Company located in China has a Chinese Yuan Renminbi denominated short-term loan with Bank of America (“China Facility”) with an amount outstanding of $1.3 million as of December 31, 2016 at an interest rate of 4.79%.  This loan was paid down in full during the nine months ended September 30, 2017.  The total amount available for borrowing under the China Facility was $4.5 million and $4.3 million as of September 30, 2017 and December 31, 2016, respectively.

As a result of the PMFG, Inc. (“PMFG”) acquisition in September 2015, the Company acquired a 60% equity investment in Peerless Propulsys that entitled the Company to 80% of Peerless Propulsys’s earnings.  In prior periods, the noncontrolling interest of Peerless Propulsys was reported as a separate component on the Consolidated Balance Sheets.  During July 2016, the Company entered into an agreement with the noncontrolling owner of Peerless Propulsys and issued a promissory note in the amount of $5.3 million due on July 11, 2019 in exchange for the remaining interest in Peerless Propulysys, which increased the Company’s ownership to 100% in the equity and earnings of Peerless Propulsys.  The interest rate on the note payable is 1.50%, which approximates the market rate given the short-term duration of the note payable.  The note payable is guaranteed by the Company.  As of September 30, 2017 and December 31, 2016, $5.3 million of the principal amount of the note payable was outstanding.  The note is payable at the earlier of July 11, 2019 or 30 days subsequent to the sale of building and land that the Company owns in China.   As the Company intends to sell this building and land within one year of September 30, 2017, this note payable is currently classified as a current liability in the Consolidated Balance Sheets as of September 30, 2017.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2017 and 2016 are below.

	For the three-month period ended September 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$3,036	34,519	$0.09
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	103	—

Diluted earnings and earnings per share	$3,036	34,622	$0.09

	For the three-month period ended September 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,804	33,984	$0.17
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	371	—
Diluted earnings and earnings per share	$5,804	34,355	$0.17

	For the nine-month period ended September 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$8,560	34,404	$0.25
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	261	—
Diluted earnings and earnings per share	$8,560	34,665	$0.25

	For the nine-month period ended September 30, 2016
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$12,954	33,953	$0.38
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	258	—
Diluted earnings and earnings per share	$12,954	34,211	$0.38

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended September 30, 2017 and 2016, 0.8 million and 1.1 million, respectively, and 0.7 million and 1.4 million during the nine-month periods ended September 30, 2017 and 2016, respectively, of outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

On August 7, 2017, the Company declared and, on September 29, 2017, paid to common stockholders a quarterly dividend of $0.075 per share. The dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders.  On November 6, 2017, the Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to discontinue dividend payments.  Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized expense of $0.5 million and $0.6 million during the three-month periods ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.7 million during the nine-month periods ended September 30, 2017 and 2016, respectively.  Share based compensation expense was lower in 2017 primarily due to a large amount of forfeitures related to the former Chief Executive Officer’s departure from the Company.

The Company granted no options during the three-month periods ended September 30, 2017 and 2016, respectively.  The Company granted approximately 128,000 and 100,000 options during the nine-month periods ended September 30, 2017 and 2016, respectively.  The weighted-average fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was determined to be $2.68 and $2.07 per option, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the nine months ended September 30, 2017 and 2016, the Company utilized a weighted-average volatility factor of 39%.

Expected Term: For the nine months ended September 30, 2017 and 2016, the Company utilized a weighted-average expected term factor of 6.3 years and 6.5 years, respectively.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the nine months ended September 30, 2017 and 2016, the Company utilized a weighted-average risk-free interest rate factor of 2.1%.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.3% and 3.6% to value options granted during the nine months ended September 30, 2017 and 2016, respectively.

The Company granted no restricted stock units during the three-month period ended September 30, 2017 and approximately 165,000 restricted stock units during the three-month period ended September 30, 2016.  The Company granted approximately 405,000 and 270,000 restricted stock units during the nine-month periods ended September 30, 2017 and 2016, respectively. The weighted-average fair value of restricted stock units granted during the nine months ended September 30, 2017 and 2016 was determined to be $9.87 and $9.77 per unit, respectively, using the value of stock in the open market on the date of grant.

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

There were approximately 287,000 and 74,000 options exercised during the nine months ended September 30, 2017 and 2016, respectively. The Company received $1.1 million and $0.5 million in cash from employees and directors exercising options during the nine months ended September 30, 2017 and 2016, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $1.9 million and $0.2 million, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension plan:
Service cost	$101	$112	$315	$335
Interest cost	329	356	986	1,069
Expected return on plan assets	(431)	(457)	(1,292)	(1,371)
Amortization of net actuarial loss	57	53	170	159
Net periodic benefit cost	$56	$64	$179	$192
Health care plan:
Interest cost	$1	$1	$2	$3
Amortization of loss	2	3	6	8
Net periodic benefit cost	$3	$4	$8	$11

We made contributions to our defined benefit plans during the nine months ended September 30, 2017 and 2016 totaling $1.6 million and $29,000, respectively. We anticipate $0.3 million and $25,000 of further contributions to fund the pension plans and the retiree health care plan, respectively, during the remainder of 2017. The unfunded liability of the plans of $9.6 million and $11.1 million as of September 30, 2017 and December 31, 2016, respectively, is included in Other liabilities on our unaudited Condensed Consolidated Balance Sheets.

12.	Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2014 and onward remain open for examination by federal authorities.  Tax years from 2012 and onward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2017 and December 31, 2016, the liability for uncertain tax positions totaled approximately $0.4 million, which is included in Other liabilities on our unaudited Condensed Consolidated Balance Sheets. The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense.  The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2017 and December 31, 2016, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $117.9 million and $125.1 million at September 30, 2017 and December 31, 2016, respectively.  The fair value of the note payable was $5.3 million at September 30, 2017 and December 31, 2016, respectively.

In accordance with the terms of the Credit Facility, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $24.6 million and $45.8 million, respectively, of which $17.0 million and $25.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to collateralize letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2017 for cases involving asbestos-related claims were $1.2 million, of which together with all legal fees other than corporate counsel expenses; $1.1 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $27,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 223 cases pending against the Company as of September 30, 2017 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 229 cases that were pending as of December 31, 2016. During the nine months ended September 30, 2017, 39 new cases were filed against the Company, and the Company was dismissed from 40 cases and settled five cases. Most of the pending cases have not advanced beyond the discovery stage of litigation, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

The financial segment information is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$36,182	$50,259	$114,681	$151,058
Environmental Segment	29,735	36,606	103,543	119,939
Fluid Handling and Filtration Segment	20,105	14,866	54,269	46,874
Corporate and Other(1)	(1,035)	(135)	(985)	(842)
Net sales	$84,987	$101,596	$271,508	$317,029

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Income from Operations
Energy Segment	$5,287	$8,502	$14,428	$20,065
Environmental Segment	2,157	5,459	12,043	16,324
Fluid Handling and Filtration Segment	4,299	3,109	11,756	9,507
Corporate and Other(2)	(5,404)	(6,520)	(20,184)	(20,058)
Eliminations	(709)	(51)	(1,808)	(971)
Income from operations	$5,630	$10,499	$16,235	$24,867

(2)

Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses / income.  This figure excludes earn-out expenses / income, which are recorded in the segment in which the expense / income occurs.  See Note 7 for the earn-out expenses / income by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Property and Equipment Additions
Energy Segment	$69	$4	$419	$232
Environmental Segment	68	225	110	529
Fluid Handling and Filtration Segment(3)	17	1,118	236	4,428
Corporate and Other	11	1	41	7
Property and equipment additions	$165	$1,348	$806	$5,196

(3)

Includes non-cash additions of $1,089 and $4,385 for property, plant, and equipment acquired under capital leases during the three months ended September 30, 2016 and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Depreciation and Amortization
Energy Segment	$1,927	$2,341	$5,957	$8,082
Environmental Segment	813	994	2,500	2,868
Fluid Handling and Filtration Segment	1,168	1,321	3,563	3,969
Corporate and Other	29	33	85	98
Depreciation and Amortization	$3,937	$4,689	$12,105	$15,017

(dollars in thousands)	September 30, 2017	December 31, 2016
Identifiable Assets
Energy Segment	$234,575	$257,566
Environmental Segment	106,373	118,680
Fluid Handling and Filtration Segment	102,485	104,294
Corporate and Other(4)	12,110	18,094
Identifiable Assets	$455,543	$498,634

(4)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	September 30, 2017	December 31, 2016
Goodwill
Energy Segment	$76,913	$75,827
Environmental Segment	48,203	48,203
Fluid Handling and Filtration Segment	46,123	46,123
Goodwill	$171,239	$170,153

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended September 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$37,290	$(1,102)	$(6)	$—	$—	$—	$36,182
Environmental Segment	30,138	(396)	—	(1)	(6)	—	29,735
Fluid Handling and Filtration Segment	20,768	(570)	(55)	(38)	—	—	20,105
Corporate and Other(5)	—	—	—	—	—	(1,035)	(1,035)
Net Sales	$88,196	$(2,068)	$(61)	$(39)	$(6)	$(1,035)	$84,987

	Three Months Ended September 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$51,155	$(874)	$(22)	$—	$—	$—	$50,259
Environmental Segment	38,454	(941)	—	(878)	(29)	—	36,606
Fluid Handling and Filtration Segment	15,451	(313)	(88)	(184)	—	—	14,866
Corporate and Other(5)	—	—	—	—	—	(135)	(135)
Net Sales	$105,060	$(2,128)	$(110)	$(1,062)	$(29)	$(135)	$101,596

	Nine Months Ended September 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$120,958	$(6,249)	$(28)	$—	$—	$—	$114,681
Environmental Segment	106,404	(2,086)	—	(730)	(45)	—	103,543
Fluid Handling and Filtration Segment	56,620	(1,727)	(477)	(147)	—	—	54,269
Corporate and Other(5)	—	—	—	—	—	(985)	(985)
Net Sales	$283,982	$(10,062)	$(505)	$(877)	$(45)	$(985)	$271,508

	Nine Months Ended September 30, 2016
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Segment	$153,476	$(2,019)	$(399)	$—	$—	$—	$151,058
Environmental Segment	126,029	(3,539)	—	(2,345)	(206)	—	119,939
Fluid Handling and Filtration Segment	48,508	(1,168)	(282)	(184)	—	—	46,874
Corporate and Other(5)	—	—	—	—	—	(842)	(842)
Net Sales	$328,013	$(6,726)	$(681)	$(2,529)	$(206)	$(842)	$317,029

(5)	Includes adjustment for revenue on intercompany jobs.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2017 and 2016 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental is a global leader in industrial air quality and fluid handling serving the energy, industrial and other niche markets through an attractive asset-light business model.  CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to help protect our shared environment.  CECO serves both established and emerging industries in regions around the world working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in multiple applications that include oil and gas, power generation, water and wastewater, battery production, poly silicon fabrication, chemical and petrochem processing, along with a wide range of others.

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

We believe growth for our products and services is driven by the increasing demand for energy consumption and a shift towards cleaner sources such as natural gas, nuclear, and renewable sources.  We believe these trends should stimulate investment in new power generation facilities, pipeline expansion and related infrastructure, and in upgrading existing facilities.

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

We also believe there is a trend in both developed and emerging markets to control and reduce emissions of harsher fuel sources for which our air pollution control equipment is required.  In emerging markets, including China, India, and South East Asia, our business is positioned to benefit from tightening of air pollution standards.  In developed markets, growth of industrialization will drive greater output of emissions requiring our air pollution control technology and equipment as well.  In both markets, we expect capital expenditures for our equipment to increase and the need for our aftermarket services to grow as companies seek to meet new standards.

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

Operations Overview

The Company concluded its strategic plan assessment and made several decisions to transform the business to win market share and create value.  The Company will implement a restructuring program during the fourth quarter to reduce costs by approximately $5 million to $7 million per annum and refocus the Company’s portfolio including exiting non-core and low critical mass products.  The Company recently modified the debt covenants within the debt agreement to allow for covenant flexibility to invest in a tough market cycle.  Additionally, the Company’s Board of Directors agreed to suspend the current quarterly dividend so that cash can be used towards investment for growth in people, systems and customer focused product innovation.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net sales	$85.0	$101.6	$271.5	$317.0
Cost of sales	57.9	67.9	184.0	217.8
Gross profit	$27.1	$33.7	$87.5	$99.2
Percent of sales	31.9%	33.2%	32.2%	31.3%
Selling and administrative expenses	$22.0	$19.5	$66.7	$60.6
Percent of sales	25.9%	19.2%	24.6%	19.1%
Acquisition and integration expenses	$—	$0.2	$—	$0.5
Percent of sales	—	0.2%	—	0.2%
Amortization and earn-out (income) expenses, net	$(0.5)	$3.5	$4.6	$13.2
Percent of sales	(0.6)%	3.4%	1.7%	4.2%
Operating income	$5.6	$10.5	$16.2	$24.9
Operating margin	6.6%	10.3%	6.0%	7.9%

To compare operating performance between the three-month and nine-month periods ended September 30, 2017 and 2016, the Company has adjusted GAAP operating income to exclude (1) executive transition expenses, including severance for its former Chief Executive Officer, fees incurred in the search for a new Chief Executive Officer, and expenses associated with hiring a new Chief Financial Officer, (2) acquisition and integration related expenses, including legal, accounting, and banking expenses, (3) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earn-out expenses, (4) gain on insurance settlement, (5) facility exit expenses associated with the closure of certain leased facilities, (6) legacy design repair expenses related to costs to rectify issues on products that are no longer in production and (7) inventory valuation and plant, property and equipment valuation adjustments related to acquisitions. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Operating income as reported in accordance with GAAP	$5.6	$10.5	$16.2	$24.9
Operating margin in accordance with GAAP	6.6%	10.3%	6.0%	7.9%
Legacy design repairs	—	—	2.0	—
Inventory valuation adjustment	—	—	—	0.1
Plant, property and equipment valuation adjustment	0.2	0.2	0.5	0.5
Gain on insurance settlement	—	—	—	(1.0)
Acquisition and integration expenses	—	0.2	—	0.5
Amortization and earn-out (income) expenses, net	(0.5)	3.5	4.6	13.2
Executive transition expenses	—	—	1.3	—
Facility exit expenses	—	—	0.2	—
Non-GAAP operating income	$5.3	$14.4	$24.8	$38.2
Non-GAAP operating margin	6.2%	14.2%	9.1%	12.1%

Consolidated net sales for the third quarter of 2017 decreased $16.6 million, or 16.3%, to $85.0 million compared with $101.6 million in the third quarter of 2016. The decrease is primarily attributable to a decline in demand for solid fuel power generation and natural gas turbine exhaust systems within the Company’s Energy segment and a decline in demand for ventilation duct work and related equipment, and refinery related products within the Company’s Environmental segment.  These declines were partially offset by increased sales in the Company’s Fluid Handling & Filtration segment.

Consolidated net sales for the first nine months of 2017 decreased $45.5 million, or 14.4%, to $271.5 million compared with $317.0 million in the first nine months of 2016. The decrease is primarily attributable to a decline in demand for solid fuel power generation and natural gas turbine exhaust systems within the Company’s Energy segment and a decline in demand for ventilation duct work and related equipment, and refinery related products within the Company’s Environmental segment.  These declines were partially offset by increased sales in the Company’s Fluid Handling & Filtration segment.

Gross profit decreased $6.6 million, or 19.6%, to $27.1 million in the third quarter of 2017 compared with $33.7 million in the third quarter of 2016.  The lower gross profit was primarily attributable to a sales volume decline period over period. Gross profit as a percentage of sales was 31.9% in the third quarter of 2017 compared with 33.2% in the third quarter of 2016.

Gross profit decreased $11.7 million, or 11.8%, to $87.5 million in the first nine months of 2017 compared with $99.2 million in the first nine months of 2016.  The lower gross profit was primarily attributable to a sales volume decline period over period.  Gross profit as a percentage of sales was 32.2% in the first nine months of 2017 compared with 31.3% in the first nine months of 2016.  The higher gross profit margin in the first nine months of 2017 was primarily due to a more favorable project mix during this period.  This increase was partially offset by the Company incurring $2.5 million in warranty expense and $2.0 million in legacy design repairs during the first nine months of 2017, compared with warranty expense of $0.4 million during the first nine months of 2016.   The increase in warranty expense is primarily attributable to a superseded product design issue.  The increase in legacy design repairs is primarily attributable to specific issues on certain pre-acquisition projects.

Orders booked were $71.0 million during the third quarter of 2017 and $242.2 million during the first nine months of 2017 as compared with $96.2 million during the third quarter of 2016 and $325.1 million during the first nine months of 2016. The decrease is primarily attributable to lower bookings by the Energy and Environmental Segment due to lower near term demand for natural gas turbine exhaust systems and solid fuel power generation equipment in China, as well as a reduction in refinery related capital expenditures impacting the Company’s bookings related to cyclone products.

Selling and administrative expenses increased $2.5 million to $22.0 million for the third quarter of 2017 compared with $19.5 million for the third quarter of 2016. Additionally, selling and administrative expenses increased as a percentage of sales from 19.2% in the third quarter of 2016 compared to 25.9% in the third quarter of 2017.  The increase is primarily attributable to increases of $1.1 million of bad debt expense and $1.2 million of selling personnel costs during the third quarter of 2017 when compared with the third quarter of 2016.  Additionally, the increase is partially attributable to the Company recording a gain of $0.6 million during the third quarter of 2016 related to a warranty settlement received from an external service provider of the Company.

Selling and administrative expenses increased $6.1 million to $66.7 million for the first nine months of 2017 compared with $60.6 for the first nine months of 2016.  Additionally, selling and administrative expenses increased as a percentage of sales from 19.1% in the first nine months of 2016 compared to 24.6% in the first nine months of 2017.  The increase is primarily attributable to executive transition expenses related to the Company’s transition and search for a new Chief Executive Officer and expenses associated with the hiring of a new Chief Financial Officer of $1.3 million in the first nine months of 2017, an increase of $1.9 million of bad debt expense during the first nine months of 2017 compared with the first nine months of 2016, and additional investments in selling and finance personnel which occurred in the first nine months of 2017. Other factors leading to the increase in selling and administrative expenses consisted of the Company recording a gain on an insurance settlement of $1.0 million and a gain on a warranty settlement of $0.6 million during the first nine months of 2016, which did not recur in 2017.

Acquisition and integration expenses were zero and $0.2 million during the third quarter of 2017 and 2016, respectively, and zero and $0.5 million during the first nine months of 2017 and 2016, respectively.  The acquisition and integration expenses in 2016 were related to the PMFG acquisition, which occurred during the third quarter of 2015.

Amortization and earn-out expense/income was $0.5 million of income for the third quarter of 2017 compared with $3.5 million of expense for the third quarter of 2016.  The income was primarily attributable to earn-out adjustments resulting in income of $3.9 million in the third quarter of 2017 related to the acquisition of Zhongli Industrial Technology Co. Ltd. (“Zhongli Acquisition”) in the fourth quarter of 2014 due to lower than expected operational profit in 2017.  This income was partially offset by amortization expense of $2.9 million in the third quarter of 2017.

Amortization and earn-out expense/income was $4.6 million of expense for the first nine months of 2017 compared with $13.2 million of expense for the first nine months of 2016.  The decrease in expense was primarily attributable to earn-out adjustments resulting in income of $5.7 million in the first nine months of 2017 for the Zhongli Acquisition due to lower than expected operational profit in 2017.  Included in the first nine months of 2016 expense was $1.0 million related to the fair value adjustment of the Zhongli Acquisition earn-out during this period due to higher than expected operational profit at Zhongli after the acquisition.  The decrease was also partially attributable to decreased amortization expense of $2.5 million period over period due to certain intangible assets becoming fully amortized.

Operating income decreased $4.9 million to $5.6 million in the third quarter of 2017 compared with $10.5 million of income during the third quarter of 2016.  The decrease is primarily attributable to lower gross profit and increased selling and administrative expenses partially offset by a decrease in acquisition, integration, amortization and earn-out expense/income during the third quarter of 2017.

Operating income decreased $8.7 million to $16.2 million in the first nine months of 2017 compared with $24.9 million during the first nine months of 2016.  The decrease is primarily attributable to lower gross profit and increased selling and administrative expenses partially offset by a decrease in acquisition, integration, amortization, and earn-out expense/income during the first nine months of 2017.

Non-GAAP operating income was $5.3 million for the third quarter of 2017 compared with $14.4 million for the third quarter of 2016.  The decrease is primarily due to a decrease in gross profit and increased selling and administrative expenses as described above.  Non-GAAP operating income as a percentage of sales decreased to 6.2% for the third quarter of 2017 from 14.2% for the third quarter of 2016.

Non-GAAP operating income was $24.8 million for the first nine months of 2017 compared with $38.2 million for the first nine months of 2016.  The decrease is primarily due to a decrease in gross profit and increased selling and administrative expenses as described above.  Non-GAAP operating income as a percentage of sales decreased to 9.1% for the first nine months of 2017 from 12.1% for the first nine months of 2016.

Other income/expense, net was $0.1 million of expense in the third quarter of 2017 compared with less than $0.1 million of income in the third quarter of 2016.  During the third quarter of 2017, the net amount was due to $0.5 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, offset by net foreign currency exchange losses from normal business operations of $0.6 million.  During the third quarter of 2016, the less than $0.1 million of income was due primarily to $0.2 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, which was offset by net foreign currency exchange losses from normal business operations of $0.2 million.

Other income/expense, net was $0.1 million of income in the first nine months of 2017 compared with $0.4 million of income in the first nine months of 2016.  During the first nine months of 2017, the net $0.1 million of income was due to $2.0 million of income from the impact of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, offset by net foreign currency exchange losses from normal business operations of $1.9 million.  During the first nine months of 2016, the net $0.4 million of income was due to $0.6 million of income from the effect of the strengthening of the Euro on an intercompany loan with a foreign subsidiary, and net foreign currency exchange gains from normal business operations of $0.3 million, partially offset by a $0.5 million loss on our interest rate swap prior to being designated as an effective hedge.

Interest expense decreased to $1.6 million in the third quarter of 2017 from $1.9 million in the third quarter of 2016. The decrease is due to debt repayments made throughout 2016 and 2017 that decreased the amount of outstanding debt throughout 2017.

Interest expense decreased to $5.0 million in the first nine months of 2017 from $6.0 million in the first nine months of 2016.  The decrease is due to debt repayments made throughout 2016 and 2017 that decreased the amount of outstanding debt throughout 2017.

Income tax expense was $0.9 million for the third quarter of 2017 compared with $2.8 million for the same quarter of 2016. The effective income tax rate for the third quarter of 2017 was 22.6% compared with 32.3% for the comparable period of 2016.  Income tax expense was $2.9 million for the first nine months of 2017 compared with $6.3 million for the first nine months of 2016.  The effective income tax rate for the first nine months of 2017 was 25.1% compared with 33.0% for the comparable period of 2016.  This rate change for the three and nine month periods is due primarily to changes in income before taxes, discrete tax benefits of $0.3 million in the first nine months of 2017 related to stock compensation, and a decrease in permanent differences related to non-deductible acquisition and earn-out expenses.  Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and earn-out expenses, and decreased tax rates in certain foreign jurisdictions.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales (less intra-, inter-segment sales)
Energy Segment	$36,182	$50,259	$114,681	$151,058
Environmental Segment	29,735	36,606	103,543	119,939
Fluid Handling and Filtration Segment	20,105	14,866	54,269	46,874
Corporate and Other(1)	(1,035)	(135)	(985)	(842)
Net sales	$84,987	$101,596	$271,508	$317,029

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Income from Operations
Energy Segment	$5,287	$8,502	$14,428	$20,065
Environmental Segment	2,157	5,459	12,043	16,324
Fluid Handling and Filtration Segment	4,299	3,109	11,756	9,507
Corporate and Other(2)	(5,404)	(6,520)	(20,184)	(20,058)
Eliminations	(709)	(51)	(1,808)	(971)
Income from operations	$5,630	$10,499	$16,235	$24,867

(2)

Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general and administrative corporate expenses / income.  This figure excludes earn-out expenses / income, which are recorded in the segment in which the expense / income occurs.  See Note 7 to the unaudited condensed consolidated financial statements for the earn-out expenses / income by segment.

Energy Segment

Our Energy Segment net sales decreased $14.1 million to $36.2 million in the third quarter of 2017 compared with $50.3 million in the third quarter of 2016. The decrease is due primarily to sales volume decreases for our products and services within Europe and Asia primarily due to a decline in the Company’s natural gas turbine exhaust systems related products and services and solid fuel power generation period over period, which is primarily attributable to a temporary weakening of the solid fuel power generation market in China and a temporary weakening in the gas turbine powered market due to over-capacity.

Our Energy Segment net sales decreased $36.4 million to $114.7 million in the first nine months of 2017 compared with $151.1 million in the first nine months of 2016.  The decrease is due primarily to sales volume decreases for our products and services within Europe and Asia primarily due to a decline in the Company’s natural gas turbine exhaust systems related products and services and solid fuel power generation period over period, which is primarily attributable to a temporary weakening of the solid fuel power generation market in China and a temporary weakening in the gas turbine powered market due to over-capacity.

Operating income for the Energy Segment decreased $3.2 million to $5.3 million in the third quarter of 2017 compared with $8.5 million of income in the third quarter of 2016. Operating income in the third quarter 2017 included $3.9 million of income related to the fair value adjustment of the Zhongli Acquisition earn-out due to significant changes in operational profit from amounts previously forecasted.  The decrease in operating income excluding the earn-out adjustment was primarily due to the Energy Segment achieving lower gross profit on decreased sales as well as increases in selling and administrative expenses during the third quarter of 2017.

Operating income for the Energy Segment decreased $5.7 million to $14.4 million in the first nine months of 2017 compared with $20.1 million in operating income in the first nine months of 2016.  Operating income in the first nine months of 2017 and 2016 included $5.7 million of income and $1.0 million of expense, respectively, related to the fair value adjustment of the Zhongli earn-out.  The decrease in operating income excluding the earn-out adjustment was primarily due to the Energy Segment achieving lower gross profit on decreased sales as well as increases in selling and administrative expenses during the third quarter of 2017.  The decrease in operating income was also partially attributable to the Company incurring $2.4 million in warranty expense and $2.0 million in legacy design repairs during the first nine months of 2017, compared to warranty expense of $0.2 million during the first nine months of 2016.  The increase in warranty expense is primarily attributable to a superseded product design issue.  The increase in legacy design repairs is primarily attributable to specific issues on certain pre-acquisition projects.

Environmental Segment

Our Environmental Segment net sales decreased $6.9 million to $29.7 million in the third quarter of 2017 compared with $36.6 million in the third quarter of 2016. The decrease is due primarily to volume decreases for the Company’s refinery related products and services as well as decreases in volume related to the installation and fabrication of ventilation duct work and related equipment period over period, which is primarily attributable to a cyclical deferral of maintenance and capital expenditures by the Company’s customers in refinery related end markets.

Our Environmental Segment net sales decreased $16.4 million to $103.5 million in the first nine months of 2017 compared with $119.9 million in the first nine months of 2016.  The decrease is due primarily to volume decreases for the Company’s refinery related products and services as well as decreases in the volume related to the installation and fabrication of ventilation duct work and related equipment period over period, which is primarily attributable to a cyclical deferral of maintenance and capital expenditures by the Company’s customers in refinery related end markets.

Operating income for the Environmental Segment decreased $3.3 million to $2.2 million in the third quarter of 2017 from $5.5 million in the third quarter of 2016. This decrease was primarily due to the Environmental Segment achieving lower gross profit on decreased sales volumes as well as increases in selling and administrative expenses during the third quarter of 2017.

Operating income for the Environmental Segment decreased $4.3 million to $12.0 million in the first nine months of 2017 from $16.3 million in the first nine months of 2016.  This decrease was primarily due to the Environmental Segment achieving lower gross profit on decreased sales volumes as well as increases in selling and administrative expenses during the first nine months of 2017.

Fluid Handling and Filtration Segment

Our FHF Segment net sales increased $5.2 million to $20.1 million in the third quarter of 2017 compared with $14.9 million in the third quarter of 2016. The increase is attributable to increased international demand for the Company’s products and a strengthening of the FHF Segment’s North American Industrial Market in the third quarter of 2017.

Our FHF Segment net sales increased $7.4 million to $54.3 million in the first nine months of 2017 compared with $46.9 million in the first nine months of 2016.  The increase is due to increased international demand for the Company’s products and a strengthening of the FHF Segment’s North American Industrial Market in the first nine months of 2017.

Operating income for FHF increased $1.2 million to $4.3 million in the third quarter of 2017 compared with $3.1 million in the third quarter of 2016. The increase is due primarily to higher sales volume.

Operating income for FHF increased $2.3 million to $11.8 million in the first nine months of 2017 compared with $9.5 million in the first nine months of 2016.  The increase is due primarily to higher sales volume.

Corporate and Other Segment

Operating expense for Corporate and Other Segment decreased $1.1 million to $5.4 million in the third quarter of 2017 compared with $6.5 million in the third quarter of 2016. The decrease in operating expense is primarily attributable to incentive compensation income of $0.6 million being recorded in the third quarter of 2017 due to lower than anticipated operating performance.

Operating expense for Corporate and Other Segment increased $0.1 million to a $20.2 million loss in the first nine months of 2017 compared with a $20.1 million loss in the first nine months of 2016.  The increase in the operating expense period over period is primarily attributable to the increase in executive transition expenses of $1.3 million during the first nine months of 2017 partially offset by the Company recording a gain on an insurance settlement of $1.0 million during the first nine months of 2016, which did not recur in 2017.

Backlog

Backlog is a representation of the amount of revenue expected from complete performance of firm fixed-price contracts that have not been completed for products and services we expect to substantially deliver within the next twelve-month to eighteen-month period. Our customers may have the right to cancel a given order. Our backlog as of September 30, 2017 was $153.9 million compared with $197.0 million as of December 31, 2016. During 2017, the Company removed $9.7 million of orders that were previously disclosed as backlog in prior quarters, which were idle due to inactivity by the customer.  Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2017, the Company had working capital of $65.4 million, compared with $66.6 million at December 31, 2016. The ratio of current assets to current liabilities was 1.57 to 1 as compared with a ratio of 1.46 to 1 at December 31, 2016. The $1.2 million decrease in working capital from December 31, 2016 to September 30, 2017 was primarily related to the net effect of decreased cash and cash equivalents ($21.3 million), a decrease in accounts receivable ($12.6 million) and an increase in the current portion of debt ($0.8 million), offset by a decrease in billing in excess of costs and estimated earnings on uncompleted contracts ($14.0 million), a decrease in accounts payable and accrued expenses ($18.0 million), and an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($1.8 million).  During the nine months ended September 30, 2017, the Company made prepayments of $4.3 million on the outstanding balance of the term loan, of which $3.0 million was applied to the long-term portion of the debt balance, which caused a reduction in working capital.   Total repayments of term loan debt during the nine months ended September 30, 2017 was $9.2 million.

At September 30, 2017 and December 31, 2016, cash and cash equivalents totaled $24.6 million and $45.8 million, respectively. As of September 30, 2017 and December 31, 2016, $17.0 million and $25.6 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at September 30, 2017 and December 31, 2016:

Credit Facility

(Table only in thousands)	September 30, 2017	December 31, 2016

Outstanding borrowings under the Credit Facility (defined in the paragraph below). Term loan payable in quarterly principal installments of $2.0 million through  September 2018, and $2.5 million thereafter with balance due upon maturity in September 2020.

- Term loan	$115,911	$125,072
- U.S. Dollar revolving loans	2,000	—
- Unamortized debt discount and debt issuance costs	(2,593)	(3,175)
Total outstanding borrowings under the Credit Facility	115,318	121,897
Outstanding borrowings (U.S. dollar equivalent) under the China Facility	—	1,296
Outstanding borrowings (U.S. dollar equivalent) under the Aarding Facility	1,614	—
Total outstanding borrowings	116,932	123,193
Less: current portion	9,645	8,827
Total debt, less current portion	$107,287	$114,366

The Company’s outstanding borrowings in the United States consist of senior secured term loan, senior secured US. Dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”).  As of September 30, 2017 and December 31, 2016, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information regarding the Company’s outstanding debt.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

(dollars in millions)	September 30, 2017	December 31, 2016
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	(2.0)	—
Letters of credit open	(20.8)	(18.0)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Draw down	—	—
Netherlands facilities (€13.0 million at September 30, 2017 and December 31, 2016 in U.S. Dollar equivalent)	15.4	13.7
Draw down	(1.6)	—
Letters of credit open	(4.6)	(5.3)
China facility	4.5	4.3
Draw down	—	(1.3)
Total unused credit availability	$70.9	$73.4
Amount available based on borrowing limitations	$34.3	$71.1

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(1,089)	$52,879
Net cash used in investing activities	(439)	(510)
Net cash used in financing activities	(20,610)	(44,337)
Effect of exchange rate changes on cash and cash equivalents	881	(412)
Net (decrease) increase in cash	$(21,257)	$7,620

For the nine months ended September 30, 2017, $1.1 million of cash was used in operating activities compared with $52.9 million provided by operating activities in the prior-year period. The $54.0 million decrease in cash flow from operating activities was partially due to a decrease in net income of $4.4 million, a decrease in expense of the fair value adjustments to earnout liabilities of $6.1 million, and a decrease in cash flow due to payments of earnouts classified as operating activities of $7.8 million. Additionally, there were unfavorable net working capital items in the first nine months of 2017 compared with the first nine months of 2016. The incremental cash used was comprised of $8.1 million in inventories, $21.4 million in billings in excess of costs and estimated earnings on uncompleted contracts, $3.6 million in costs and estimated earnings in excess of billings on uncompleted contracts, and $2.5 million in accounts receivable.  These unfavorable decreases in cash were partially offset by the incremental cash provided from $0.9 million in accounts payable and accrued expenses, and $4.6 million in prepaid expenses and other current assets.

For the nine months ended September 30, 2017, net cash used in investing activities was $0.4 million compared with net cash used in investing activities of $0.5 million in the prior-year period. In the current year period, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $0.8 million offset by the proceeds from sales of property and equipment, including assets held for sale, totaling $0.4 million.  In the prior-year period, cash used in investing activities was primarily the result of cash used for additions to property and equipment of $0.8 million offset by the proceeds from sales of property and equipment, including assets held for sale, totaling $0.3 million.

For the nine months ended September 30, 2017, net cash used in financing activities was $20.6 million due principally to net term loan repayments of $9.2 million, earn-out payments classified as financing activities of $7.4 million, and $7.8 million in dividends paid to common stockholders, which was partially offset by the net borrowings on revolving credit facilities of $2.2 million and proceeds from the employee stock purchase plan, exercise of stock options and dividend reinvestment plan of $1.4 million.  In the prior-year period, net cash used in financing activities was $44.3 million due principally to term loan repayments of $31.6 million, net payments on revolving credit facilities of $13.1 million, earnout payments classified as operating activities of $9.3 million and $6.7 million in dividends paid to common stockholders, which was partially offset by proceeds from sale-leaseback transactions of $14.2 million.

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

Management believes there have been no significant changes during the three-month and nine-month periods ended September 30, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and include, but are not limited to: our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for contract revenue; fluctuations in operating results from period to period due to cyclicality or seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the environmental, energy and fluid handling and filtration industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of September 30, 2017 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 to the condensed consolidated financial statements for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $116.9 million at September 30, 2017. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2017.  Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at September 30, 2017 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Separation Agreement, effective as of July 21, 2017, by and between the Company and Edward J. Prajzner

10.2	Amendment No. 3 to Amended and Restated Credit Agreement

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer

Date: November 8, 2017