Form 10-Q
period 2018-03-31
CECO ENVIRONMENTAL CORP
filed 2018-05-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,740,933 shares of common stock, par value $0.01 per share, as of May 4, 2018.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2018

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(dollars in thousands, except per share data)	MARCH 31, 2018	DECEMBER 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$33,089	$29,902
Restricted cash	933	591
Accounts receivable, net	63,796	67,990
Costs and estimated earnings in excess of billings on uncompleted contracts	36,214	33,947
Inventories, net	22,083	20,969
Prepaid expenses and other current assets	13,748	10,760
Prepaid income taxes	243	1,930
Assets held for sale	7,736	7,853
Total current assets	177,842	173,942
Property, plant and equipment, net	23,042	23,400
Goodwill	152,780	166,951
Intangible assets – finite life, net	45,288	49,956
Intangible assets – indefinite life	18,412	19,691
Deferred charges and other assets	4,755	4,609
Total assets	$422,119	$438,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$11,296
Accounts payable and accrued expenses	77,367	70,786
Billings in excess of costs and estimated earnings on uncompleted contracts	18,215	20,469
Note payable	5,300	5,300
Income taxes payable	3,073	—
Total current liabilities	103,955	107,851
Other liabilities	30,103	30,382
Debt, less current portion	84,704	103,537
Deferred income tax liability, net	8,784	10,210
Total liabilities	227,546	251,980
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,740,933 and 34,707,924 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	347	347
Capital in excess of par value	248,860	248,170
Accumulated loss	(46,495)	(52,673)
Accumulated other comprehensive loss	(7,783)	(8,919)
	194,929	186,925
Less treasury stock, at cost, 137,920 shares at March 31, 2018 and December 31, 2017	(356)	(356)
Total shareholders’ equity	194,573	186,569
Total liabilities and shareholders' equity	$422,119	$438,549

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands, except per share data)	2018	2017
Net sales	$74,139	$92,651
Cost of sales	48,578	60,722
Gross profit	25,561	31,929
Selling and administrative expenses	21,573	23,256
Amortization and earnout expenses	2,903	7,323
Gain on divestitures, net of selling costs	(11,177)	—
Restructuring expenses	112	—
Income from operations	12,150	1,350
Other expense, net	(356)	(109)
Interest expense	(1,920)	(1,711)
Income (loss) before income taxes	9,874	(470)
Income tax expense (benefit)	4,111	(508)
Net income	$5,763	$38
Earnings per share:
Basic	$0.17	$0.00
Diluted	$0.17	$0.00
Weighted average number of common shares outstanding:
Basic	34,592,803	34,215,519
Diluted	34,641,390	34,563,139

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2018	2017
Net income	$5,763	$38
Other comprehensive income, net of tax:
Interest rate swap	193	143
Foreign currency translation	2,010	406
Comprehensive income	$7,966	$587

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$5,763	$38
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,497	4,138
Unrealized foreign currency gain	(199)	(313)
Net gain on interest rate swaps	(53)	(58)
Fair value adjustments to earnout liabilities	—	3,897
Earnout payments	(247)	(2,155)
(Gain) / loss on sale of property and equipment	(9)	77
Gain on divestitures	(11,177)	—
Debt discount amortization	291	252
Share-based compensation expense	626	9
Bad debt expense	146	217
Inventory reserve expense	296	165
Deferred income tax expense	(1,215)	—
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(412)	6,505
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,662)	4,920
Inventories	(739)	(110)
Prepaid expense and other current assets	1,494	361
Deferred charges and other assets	258	589
Accounts payable and accrued expenses	6,989	(13,428)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,227)	(944)
Income taxes payable	3,043	206
Other liabilities	(215)	287
Net cash provided by operating activities	3,248	4,653
Cash flows from investing activities:
Acquisitions of property and equipment	(466)	(410)
Net cash proceeds from divestitures	30,692	—
Proceeds from sale of property and equipment	112	11
Net cash provided by (used in) investing activities	30,338	(399)
Cash flows from financing activities:
Net repayments on revolving credit lines	(2,336)	—
Repayments of debt	(28,156)	(4,038)
Earnout payments	—	—
Payments on capital leases and sale-leaseback transactions	(171)	(186)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	64	1,199
Dividends paid to common shareholders	—	(2,580)
Net cash used in financing activities	(30,599)	(5,605)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	376	184
Net increase (decrease) in cash, cash equivalents and restricted cash	3,363	(1,167)
Cash, cash equivalents and restricted cash at beginning of period	30,659	48,006
Cash, cash equivalents and restricted cash at end of period	$34,022	$46,839
Cash paid during the period for:
Interest	$1,456	$1,445
Income taxes	$594	$490
Non-cash transaction:
Net consideration receivable from divestiture	$1,979	$—

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

2.	New Financial Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2018

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The standard relates to the accounting and disclosures around the issuance of the SEC’s Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which the Company has adopted. See Note 12 – Income Taxes for the disclosures related to this amended guidance.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. Tax effects unrelated to the Tax Act are released from accumulated other comprehensive income based on the nature of the underlying item.  The Company early adopted the ASU in the first quarter of fiscal 2018, under the prospective method. As a result of the adoption, during the first quarter of fiscal 2018, accumulated loss in the Condensed Consolidated Balance Sheets increased by $1.2 million, with a corresponding decrease to accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets due to the reduction in the corporate tax rate from 35% to 21%. See Note 12 — Income Taxes for additional information about the Tax Act.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification.  Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change.  We adopted ASU 2017-09 on January 1, 2018, under the prospective method. The adoption had no impact on our consolidated financial statements as there were no events requiring management to evaluate for a potential modification to a share-based payment award.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. We adopted ASU 2017-07 on January 1, 2018, under the retrospective method for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The adoption resulted in reclassification of other components of net periodic pension cost, other than service cost outside of operating income and the impact was not material. See Note 11 – Pension and Employee Benefit Plans for additional disclosures related to the adoption of the standard.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  We adopted ASU 2017-01 on January 1, 2018, under the prospective method. The adoption of the standard’s definition of a business was followed for the Company’s two divestitures that occurred in the first quarter of fiscal year 2018. The divestitures would have been considered a business both before and after the adoption of the standard and, therefore, the provisions of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  ASU 2016-18 will require a change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018, under the retrospective method. The prior year statement of cash flows has been reclassified to conform with the standard. The impact of the adoption was not material to the Company.  The adoption resulted in the Company presenting restricted cash activity on the Condensed Consolidated Statements of Cash Flows for each period presented.

We consider all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash in support of letters of credit issued by various foreign subsidiaries of the Company. The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows.

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$33,089	$44,999
Restricted cash	933	1,272
Restricted cash included within deferred charges and other assets	—	568
Total cash, cash equivalents and restricted cash	$34,022	$46,839

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  We adopted ASU 2016-15 on January 1, 2018, under the retrospective method. The adoption will result in the reclassification of $1.0 million in 2016 from financing activity to investing activity within the Condensed Consolidated Statements of Cash Flows on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

We adopted ASU 2014-09 on January 1, 2018, under the modified retrospective method where the cumulative effect is recognized through retained earnings as of the date of adoption.  Under the new standard, certain contract arrangements that were historically recognized over time under our previous policies will now be recognized at a point in time upon completion of the contracts. However, based on the Company’s evaluation of existing contracts that were not substantially complete as of January 1, 2018, the cumulative effect adjustment to the opening balance of retained earnings was not material.

Within the Energy Solutions and Industrial Solutions Segments, a significant portion of the Company’s revenue is derived from fixed-price contracts.  For each contract, we assess the goods and services promised to a customer and identify a performance obligation for each promised good or service that is distinct. The typical life of our contracts is generally less than 12 months and each contract generally contains only one performance obligation, to provide goods or services to the customer. We recognize revenue over time for the majority of our contracts within the Energy Solutions and Industrial Solutions Segments.

Within the Fluid Handling Solutions Segment a significant portion of our revenue is primarily derived from sales of inventory product and is recognized at the point in time control passes to the customer, which occurs generally upon shipment of the product.

The revenue streams within the Company are consistent with those disclosed for our reportable segments. For descriptions of our product offerings and segments, see Note 15 - Business Segment Information. For description of our updated revenue recognition policy, see Note 17 – Significant Accounting Policy Updates.

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

3.	Accounts Receivable

(Table only in thousands)	March 31, 2018	December 31, 2017
Contract receivables	$59,532	$60,543
Trade receivables	8,395	11,603
Allowance for doubtful accounts	(4,131)	(4,156)
Total accounts receivable	$63,796	$67,990

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $2.7 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was $0.1 million and $0.2 million for the three-month periods ended March 31, 2018 and 2017, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve months. A significant amount of our revenue within the Energy Solutions and Industrial Solutions Segments is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. The assets and liabilities recognized in association with these contracts are as follows:

(Table only in thousands)	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$175,346	$169,665
Estimated earnings	62,780	61,556
Total costs and estimated earnings on uncompleted contracts, gross	238,126	231,221
Less billings to date	(220,127)	(217,743)
Total costs and estimated earnings on uncompleted contracts, net	$17,999	$13,478
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,214	$33,947
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,215)	(20,469)
Total costs and estimated earnings on uncompleted contracts, net	$17,999	$13,478

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs, and are recognized in the period in which the revisions are made.  A provision of $0.1 million for estimated losses on uncompleted contracts was recognized at March 31, 2018. No provision for estimated losses on uncompleted contracts was required at December 31, 2017.

5.	Inventories

(Table only in thousands)	March 31, 2018	December 31, 2017
Raw materials	$17,238	$18,444
Work in process	5,766	3,182
Finished goods	839	940
Obsolescence allowance	(1,760)	(1,597)
Total inventories	$22,083	$20,969

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.3 million and $0.2 million for the three-month periods ended March 31, 2018 and 2017, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	Three months ended March 31, 2018		Year ended December 31, 2017
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$166,951	$19,691	$170,153	$22,042
Divestitures	(14,317)	(1,340)	—	—
Impairment	—	—	(4,443)	(2,725)
Foreign currency translation	146	61	1,241	374
	$152,780	$18,412	$166,951	$19,691

(Table only in thousands)	As of March 31, 2018		As of December 31, 2017
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$8,118	$15,867	$8,609
Customer lists	72,978	34,421	77,497	35,024
Noncompetition agreements	1,118	753	1,118	698
Tradename	1,390	475	1,390	440
Foreign currency adjustments	(700)	188	(1,214)	(69)
	$89,243	$43,955	$94,658	$44,702

Activity for the three months ended March 31, 2018 and 2017 is as follows:

(Table only in thousands)	2018	2017
Intangible assets – finite life, net at beginning of period	$49,956	$60,728
Amortization expense	(2,555)	(2,890)
Divestitures	(2,372)	—
Foreign currency adjustments	259	68
Intangible assets – finite life, net at end of period	$45,288	$57,906

Amortization expense of finite life intangible assets was $2.6 million and $2.9 million for the three-month periods ended March 31, 2018 and 2017, respectively.  Amortization over the next five years for finite life intangibles is expected to be $7.3 million for the remainder of 2018, $8.6 million in 2019, $6.9 million in 2020, $5.7 million in 2021, and $4.7 million in 2022.

Upon the realignment of the Company’s segments in the first quarter of 2018, the Company reviewed the allocation of goodwill to any new and existing reporting units who were affected by the segment realignment on a relative fair value basis and evaluated goodwill and indefinite life intangible assets for impairment. The Company did not identify any triggering events during the three-month period ended March 31, 2018 that would require an interim impairment assessment of goodwill or indefinite life intangible assets for reporting units that were unaffected by the segment realignment. The Company concluded there was no impairment of goodwill or indefinite life intangible assets during the three-month period ended March 31, 2018.

7.	Accounts Payable and Accrued Expenses

(Table only in thousands)	March 31, 2018	December 31, 2017
Trade accounts payable, including due to subcontractors	$51,513	$45,409
Compensation and related benefits	4,252	5,246
Current portion of earnout liability	3,181	2,989
Accrued warranty	4,020	4,464
Contract liabilities	4,200	1,676
Other accrued expenses	10,201	11,002
Total accounts payable and accrued expenses	$77,367	$70,786

The activity in the Company’s current portion of earnout liability and long term portion of earnout liability was as follows for the three months ended March 31, 2018 and 2017:

(Table only in thousands)	Energy Solutions Segment (a)
Earnout accrued at December 31, 2017	$4,475
Compensation expense adjustment	222
Payment	(247)
Foreign currency translation adjustment	260
Total earnout liability as of March 31, 2018	4,710
Less: current portion of earnout	(3,181)
Balance of long term portion of earnout recorded in other liabilities at March 31, 2018	$1,529

(Table only in thousands)	Energy Solutions Segment (a)
Earnout accrued at December 31, 2016	$24,214
Fair value adjustment	3,897
Compensation expense adjustment	290
Foreign currency translation adjustment	200
Payment	(2,155)
Total earnout liability as of March 31, 2017	26,446
Less: current portion of earnout	(13,062)
Balance of long term portion of earnout recorded in other liabilities at March 31, 2017	$13,384

(a) The Fluid Handling Solutions and Industrial Solutions segments do not have any earnout arrangements associated with the segments.

8.	Senior debt

Debt consisted of the following at March 31, 2018 and December 31, 2017:

(Table only in thousands)	March 31, 2018	December 31, 2017
Outstanding borrowings under Credit Facility (defined below). Term loan balance due upon maturity in September 2020.
- Term loan	85,747	113,903
- U.S. Dollar revolving loans	1,500	1,000
- Unamortized debt discount	(2,543)	(2,834)
Total outstanding borrowings under Credit Facility	84,704	112,069
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	—	2,764
Total outstanding borrowings	84,704	114,833
Less: current portion	—	11,296
Total debt, less current portion	84,704	103,537

During the three-month period ended March 31, 2018, the Company made prepayments of $26.6 million on the outstanding balance of the term loan, in addition to the required payment of $1.6 million for a total repayment of $28.2 million on the outstanding balance of the term loan.  Due to the additional prepayments made during the quarter, there are no future current maturity payments due until the final scheduled principal payment of $85.7 million, which is due in September 2020.

United States Debt

As of March 31, 2018 and December 31, 2017, $23.1 million and $24.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $55.4 million and $54.6 million at March 31, 2018 and December 31, 2017, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 4.06% and 4.08% at March 31, 2018 and December 31, 2017, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates.  The fair value of the interest rate swap was an asset of $0.6 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, within the “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. The Company designated the interest rate swap as an effective hedge; therefore, the changes to the fair value of the interest rate swap have been recorded in other comprehensive income as the hedge is deemed effective.

The Company amended the Credit Facility as of October 31, 2017.  The Credit Facility was amended to, among other things, (a) modify the calculation of Consolidated EBITDA and Consolidated Fixed Charges to exclude certain adjustments related to certain transactions, (b) modify the Consolidated Leverage Ratio covenant and (c) add a covenant restricting the amount of capital expenditures we may make in fiscal years 2018 and 2019.  As a result of the amendment to the Credit Facility, the maximum Consolidated Leverage Ratio increased to 3.75 and will remain at this ratio through March 31, 2019, when it is set to decrease to 3.50 through September 30, 2019. The Consolidated Leverage Ratio will then decrease to 3.25, where it will remain until the end of the term of the Credit Facility.

As of March 31, 2018 and December 31, 2017, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $16.0 million. As of March 31, 2018, the borrowers were in compliance with all related financial and other restrictive covenants. As of December 31, 2017, the borrowers were not in compliance with certain financial covenants under the Aarding Facility. As such, the Company settled the outstanding amount of the overdraft facility. The Company plans to exit this facility and consolidate it with the Credit Facility.  As of March 31, 2018, $4.4 million of the bank guarantee and none of the overdraft facility are being used by the borrowers. As of December 31, 2017, $3.9 million of the bank guarantee and $2.8 million of the overdraft facility were being used by the borrowers. There is no stated expiration date on the Aarding Facility.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 are below.

	For the three month period ended March 31, 2018
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,763	34,593	$0.17
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	48	—
Diluted earnings and earnings per share	$5,763	34,641	$0.17

	For the three month period ended March 31, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$38	34,216	$0.00
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan	—	347	—
Diluted earnings and earnings per share	$38	34,563	$0.00

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended March 31, 2018 and 2017, 0.6 million and 0.8 million, respectively, of outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.6 million of stock compensation related expense and no stock compensation related expense during the three-month periods ended March 31, 2018 and 2017, respectively.  There was no expense for the three-month period ended March 31, 2017 due to a large amount of forfeitures primarily related to the former Chief Executive Officer’s departure from the Company.

The Company granted no options during the three-month periods ended March 31, 2018 and 2017, respectively.

The Company granted approximately 20,000 and 55,000 restricted stock units during the three-month periods ended March 31, 2018 and 2017, respectively. The weighted-average fair value of restricted stock units was estimated at $4.27 and $14.19 per unit granted during the three months ended March 31, 2018 and 2017, respectively.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were approximately 2,000 and 280,000 options exercised during the three months ended March 31, 2018 and 2017, respectively.  The Company received $4,000 and $1.1 million in cash from employees exercising options during the three months ended March 31, 2018 and 2017, respectively. The intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $6,000 and $1.8 million, respectively.

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

We present service cost within selling and administrative expenses and we present other components of net periodic benefit cost (gain) within Other expense, net on the Condensed Consolidated Statements of Income.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended March 31,
	2018	2017
Pension plan:
Service cost	$97	$113
Interest cost	298	329
Expected return on plan assets	(476)	(431)
Amortization of net actuarial loss	59	57
Net periodic benefit cost (gain)	$(22)	$68
Health care plan:
Interest cost	$1	$1
Amortization of loss	2	2
Net periodic benefit cost	$3	$3

We made contributions to our defined benefit plans during the three months ended March 31, 2018 totaling $187,000.  We made no contributions to our defined benefit plans during the three months ended March 31, 2017. We anticipate $660,000 and $24,000 of further contributions to fund the pension plan and the retiree health care plan, respectively, during the remainder of 2018. The unfunded liability of the plans of $9.5 million and $9.6 million as of March 31, 2018 and December 31, 2017, respectively, is included in Other liabilities on our Condensed Consolidated Balance Sheets.

12.	Income Taxes

We calculate our provision for federal, state and international income taxes based on current tax law. The Tax Act, which was enacted on December 22, 2017, included several key provisions impacting accounting for and reporting of income taxes. The most significant provisions, effective for periods beginning after December 31, 2017, are the global intangible low-taxed income (“GILTI”) provision and the reduction of the U.S. corporate statutory tax rate from 35% to 21%.

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2014 forward remain open for examination by Federal authorities.  Tax years from 2012 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2018 and December 31, 2017, the liability for uncertain tax positions totaled approximately $0.9 million, which is included in Other liabilities on our Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Management intends to continue to indefinitely reinvest such earnings, but the provisions of the Tax Act could cause management to reevaluate this position.

The Company recognized the provisional tax impacts related to the deemed repatriation of foreign earnings and the benefit for the revaluation of deferred tax assets and liabilities during the year ended December 31, 2017. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. For the three months ended March 31, 2018, no adjustments were made to these provisional amounts. The Company continues to review and evaluate the provisions of the Tax Act. This review could result in changes to the amounts we have provisionally recorded. The Company will complete its accounting for the tax effects of the Tax Act before the end of the one-year measurement period allowed by ASU 2018-05, which will be in the Company’s fourth quarter of 2018. The amounts recorded in 2018 to account for the impact of the Tax Act for periods beginning after December 31, 2017 are the Company’s best estimates based on the current data and guidance available. The Company has not yet determined our accounting policy election with respect to recording deferred taxes for basis differences related to the GILTI provisions or to continue to record as a period cost.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2018 and December 31, 2017, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $87.2 million and $114.9 million at March 31, 2018 and December 31, 2017, respectively.  The fair value of the note payable was $5.3 million at March 31, 2018 and December 31, 2017, respectively.

In accordance with the terms of the Credit Facility, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $33.1 million and $29.9 million, respectively, of which $21.8 million and $19.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to support letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2018 for cases involving asbestos-related claims were $2.9 million, of which together with all legal fees other than corporate counsel expenses; $2.8 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $37,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 180 cases pending against the Company as of March 31, 2018 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 218 cases that were pending as of December 31, 2017. During the three months ended March 31, 2018, 16 new cases were filed against the Company, and the Company was dismissed from 15 cases and settled 39 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Summary

The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies”, and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

15.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and presented in three reportable segments.  During the first quarter of 2018, the Company finalized an overall assessment and recalibration of its strategy.  As a part of this assessment and recalibration of this strategy, management determined that a realignment of the Company’s segments was necessary to better reflect the technologies and solutions we provide, and the end markets we serve.  As a result of this realignment, the reportable segments of the Company have been renamed utilizing the nomenclature below.  Furthermore, we reclassified the operating results of certain business units within the Energy Solutions and Industrial Solutions Segments to have their reportable segment more closely align with our strategy.

Energy Solutions Segment

Our Energy Solutions segment, formerly known as the Energy segment, improves air quality and solves fluid handling needs with market leading, highly engineered and customized solutions for the power generation, oil & gas, and petrochemical industries. Our offerings in this space include solutions such as natural gas turbine exhaust systems, selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems, acoustical components and silencers, silencer and precipitator applications, the design and manufacture of technologies for flue gas dampers, diverters, expansion joints, gas and liquid separation and filtration equipment, secondary separators (nuclear plant reactor vessels), and fluid catalytic cracking (“FCC”) unit cyclones for processing in power generation, refining, oil production and petrochemical plants, as well as a variety of other industries.

Industrial Solutions Segment

Our Industrial Solutions segment, formerly known as the Environmental segment, improves air quality with a compelling solution set of air pollution control technologies that enable our customers to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, process and industrial odors. With a powerful suite of products and solutions to address air quality needs in the industrial markets, our offerings include chemical and biological scrubbers, fabric filters and cartridge collectors, thermal and catalytic oxidation systems, cyclones, separators, gas absorbers and industrial ventilation systems.  This segment also provides component parts for industrial air systems and provides cost effective alternatives to traditional duct components, as well as custom metal engineered fabrication services. These products and services are applicable to a wide variety of industries.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment, formerly known as the Fluid Handling and Filtration segment, provides solutions for mission-critical applications to a wide variety of industries including, but not limited to, chemical, petrochemical, pharmaceutical, wastewater treatment, desalination, aquarium and  aquaculture, plating and metal finishing, and food and beverage. To meet the needs of these markets, we design and manufacture high quality pumps and specialty filtration solutions including centrifugal pumps for corrosive, abrasive and high-temperature liquids, filter products for air and liquid filtration, precious metal recovery systems, carbonate precipitators, and technologically advanced air movement and exhaust systems.

Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management. The operating results of the segments are reviewed through to the “Income from operations” line on the Condensed Consolidated Statements of Income.

The financial segment information is presented in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$39,973	$53,709
Industrial Solutions Segment	17,797	23,303
Fluid Handling Solutions Segment	16,207	15,816
Corporate and Other(1)	162	(177)
Net sales	$74,139	$92,651

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Income from Operations
Energy Solutions Segment	$3,624	$3,824
Industrial Solutions Segment	1,369	2,898
Fluid Handling Solutions Segment	3,210	3,309
Corporate and Other(2)	4,533	(8,011)
Eliminations	(586)	(670)
Income from operations	$12,150	$1,350

(2)

Includes gain on divestitures, net of selling costs, corporate compensation, professional services, information technology, executive transition expenses, acquisition and integration expenses, and other general and administrative corporate expenses.  This figure excludes earnout expenses, which are recorded in the segment in which the expense occurs.  See Note 7 for the earnout expenses by segment.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Property and Equipment Additions
Energy Solutions Segment	$18	$236
Industrial Solutions Segment	75	9
Fluid Handling Solutions Segment	273	149
Corporate and Other	100	16
Property and equipment additions	$466	$410

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Depreciation and Amortization
Energy Solutions Segment	$2,158	$2,518
Industrial Solutions Segment	282	391
Fluid Handling Solutions Segment	994	1,198
Corporate and Other	63	31
Depreciation and amortization	$3,497	$4,138

(dollars in thousands)	March 31, 2018	December 31, 2017
Identifiable Assets
Energy Solutions Segment	$275,550	$258,218
Industrial Solutions Segment	62,816	66,723
Fluid Handling Solutions Segment	75,714	100,917
Corporate and Other(3)	8,039	12,691
Identifiable assets	$422,119	$438,549

(3)	Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	March 31, 2018	December 31, 2017
Goodwill
Energy Solutions Segment	$98,554	$98,408
Industrial Solutions Segment	22,419	22,419
Fluid Handling Solutions Segment	31,807	46,124
Goodwill	$152,780	$166,951

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended March 31, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$43,128	$(2,469)	$(686)	$—	$—	$—	$39,973
Industrial Solutions Segment	18,728	(791)	—	(140)	—	—	17,797
Fluid Handling Solutions Segment	16,766	(515)	(44)	—	—	—	16,207
Corporate and Other(4)	—	—	—	—	—	162	162
Net Sales	$78,622	$(3,775)	$(730)	$(140)	$—	$162	$74,139

	Three Months Ended March 31, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$56,039	$(2,308)	$(22)	$—	$—	$—	$53,709
Industrial Solutions Segment	24,922	(890)	—	(729)	—	—	23,303
Fluid Handling Solutions Segment	16,692	(618)	(164)	(94)	—	—	15,816
Corporate and Other(4)	—	—	—	—	—	(177)	(177)
Net Sales	$97,653	$(3,816)	$(186)	$(823)	$—	$(177)	$92,651
(4)	Includes adjustment for revenue on intercompany jobs.
16.	Divestitures

Strobic Air Corporation

On March 30, 2018, the Company completed the sale of Strobic Air Corporation (“Strobic”) as part of our strategic decision to exit brands that do not align with the CECO portfolio to increase focus on better serving the energy and industrial solutions and fluid handling markets.  The sales price was $28.5 million, subject to post-close purchase price adjustments. The disposition resulted in an estimated gain of $6.9 million recorded in the first quarter of 2018, comprised of $27.9 million of net proceeds received as consideration after estimated post-close purchase price adjustments less net assets disposed of $18.8 million and transaction costs of $2.2 million.  The net assets disposed are primarily comprised of $13.0 million of goodwill, $2.3 million of definite-lived intangible assets and $1.2 million of indefinite-lived intangible assets allocated to the Strobic business. In fiscal year 2017, Strobic reported $17.7 million in net sales and $1.6 million in income from operations.  Strobic results are included within income before income taxes in the Condensed Consolidated Statement of Income and are reported within the Fluid Handling Solutions segment. The sale of Strobic does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

Keystone Filter

On February 28, 2018, the Company completed the sale of the Keystone Filter brand (“Keystone”) as part of our strategic decision to exit brands that do not align with the CECO portfolio to increase focus on better serving energy and industrial solutions and fluid handling markets. The sales price was $7.5 million, subject to post-close purchase price adjustments. The disposition resulted in an estimated gain of $4.3 million recorded in the first quarter of 2018, comprised of $7.2 million of net proceeds received as consideration after estimated post-close purchase price adjustments less net assets disposed of $2.7 million and transaction costs of $0.2 million. As of March 31, 2018, there is consideration receivable from this divestiture of $1.9 million, which the Company expects to receive within fiscal year 2018.  Keystone results are reported within the Fluid Handling Solutions segment.

17.	Significant Accounting Policy Updates

As described in Note 2 – New Financial Accounting Pronouncements, effective January 1, 2018, we adopted ASU 2014-09, which changed the way we recognize revenue for certain contracts. Accounting policies that were significantly affected by the adoption of ASU 2014-09 are discussed below.

Revenue Recognition

Energy Solutions and Industrial Solutions Segments

Within the Energy Solutions and Industrial Solutions segments, a significant portion of our revenue is derived from fixed-price contracts. We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

For each contract, we assess the goods and services promised to a customer and identify a performance obligation for each promised good or service that is distinct. The typical life of our contracts is generally less than 12 months and each contract generally contains only one performance obligation, to provide goods or services to the customer. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract.

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services.  A significant amount of our revenue within the Energy Solutions and Industrial Solutions segments is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer.

For contracts where the duration is short, total contract revenue is insignificant, or control does not continuously transfer to the customer, revenues are recognized on at the point in time control passes to the customer, which occurs generally upon shipment of product.

Fluid Handling Solutions Segments

Within the Fluid Handling Solutions segment, a significant portion of our revenue is primarily derived from sales of inventory product and is recognized at the point in time control passes to the customer, which occurs generally upon shipment of the product.

Point in Time Contract Assets and Contract Liabilities

Contract assets for contracts where revenue is recognized at a point in time are costs incurred on a contract for which revenue has not been recognized.  Contract assets are recorded in inventories in the Condensed Consolidated Balance Sheet. Contract liabilities relate to advance payments received from customers for which revenue has not been recognized for contracts where revenue is recognized at a point in time. Contract liabilities are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental is a global leader in air quality and fluid handling serving the energy, industrial and other niche markets. Providing innovative technology and application expertise, CECO helps companies grow their business with safe, clean and more efficient solutions that help protect our shared environment. In regions around the world, CECO works to improve air quality, optimize the energy value chain and provide custom engineered solutions for applications including oil and gas, power generation, water and wastewater, battery production, poly silicon fabrication, chemical and petrochemical processing along with a range of others.

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

The Company has provided the non-GAAP financial measure of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include transactions associated with the Company’s acquisitions, divestitures and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and income associated with the acquisition and divestitures.  Additionally, the Company has incurred additional charges related to its restructuring program that was initiated in the fourth quarter of 2017. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the financial impact of these transactions as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net sales	$74.1	$92.7
Cost of sales	48.5	60.7
Gross profit	$25.6	$32.0
Percent of sales	34.5%	34.5%
Selling and administrative expenses	$21.6	$23.3
Percent of sales	29.1%	25.1%
Amortization and earnout expenses	$2.9	$7.3
Percent of sales	3.9%	7.9%
Gain on divestitures, net of selling costs	$(11.2)	$—
Percent of sales	(15.1)%	0.0%
Restructuring expenses	$0.1	$—
Percent of sales	0.1%	0.0%
Operating income	$12.2	$1.4
Operating margin	16.5%	1.5%

To compare operating performance between the three-month periods ended March 31, 2018 and 2017, the Company has adjusted GAAP operating income to exclude (1) gain on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance (2) executive transition expenses, including severance for its former Chief Executive Officer, fees incurred in the search for our current Chief Executive Officer, and expenses associated with hiring our current Chief Financial Officer, (3) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earnout expenses, (4) facility exit expenses associated with the closure of certain leased facilities, (5) restructuring expenses primarily relating to severance, (6) legacy design repair expenses related to costs to rectify issues on products that are no longer in production  and (7) plant, property and equipment valuation adjustments related to acquisitions.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Operating income as reported in accordance with GAAP	$12.2	$1.4
Operating margin in accordance with GAAP	16.5%	1.5%
Legacy design repairs	—	0.2
Plant, property and equipment valuation adjustment	—	0.2
Amortization and earnout expenses	2.9	7.3
Gain on divestitures, net of selling costs	(11.2)	—
Restructuring expenses	0.1	—
Executive transition expenses	—	0.9
Facility exit expenses	—	0.2
Non-GAAP operating income	$4.0	$10.2
Non-GAAP operating margin	5.4%	11.0%

Consolidated sales for the first quarter of 2018 decreased $18.6 million, or 20.1%, to $74.1 million compared with $92.7 million in the first quarter of 2017. The decrease is primarily attributable to a sales volume decline period over period for the Company’s natural gas turbine exhaust systems, refinery related products and the installation and fabrication of duct work and related equipment period over period.

Gross profit decreased $6.4 million, or 20.0%, to $25.6 million in the first quarter of 2018 compared with $32.0 million in the same period of 2017. Gross profit as a percentage of sales was 34.5% in the first quarter of 2018 compared with 34.5% in the first quarter of 2017. The decrease in total gross profit dollars is directly attributable to the decrease in sales.

Orders booked were $95.0 million during the first quarter of 2018 as compared with $84.0 million during the first quarter of 2017.  The increase is primarily attributable to an increase in orders for the Company’s refinery related products period over period due to increased capital expenditures by the Company’s end customers.

Selling and administrative expenses decreased $1.7 million to $21.6 million for the first quarter of 2018 compared with $23.3 million for the first quarter of 2017.  Additionally, selling and administrative expenses increased as a percentage of sales from 25.1% in the first quarter of 2017 compared with 29.1% in the first quarter of 2018.  The decrease in selling and administrative expenses is primarily attributable to certain expenses incurred in the first quarter of 2017 that did not recur in the first quarter of 2018, such as executive transition expenses of $0.9 million and facility exit expenses of $0.2 million, in addition to the benefits realized in the first quarter of 2018 from the restructuring program initiated in the fourth quarter of 2017. The increase in selling and administrative expenses as a percentage of sales is primarily attributable to a decrease of $18.6 million in sales.

Amortization and earnout expense was $2.9 million for the first quarter of 2018 compared with $7.3 million for the first quarter of 2017. The decrease is primarily attributable to a fair value adjustment of $3.9 million for the earnout incurred in connection with the acquisition of Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) during the first quarter of 2017 compared to zero in the first quarter of 2018.  There was no similar fair value adjustment to the earnout in 2018.

Operating income increased $10.8 million to $12.2 million in the first quarter of 2018 compared with $1.4 million during the same quarter of 2017. The increase is primarily due to the gain on divestures, net of selling costs of $11.2 million in the first quarter of 2018 and a decrease of amortization and earnout expenses of $4.4 million compared with the first quarter of 2017. The change is further impacted by the $1.7 million decrease in selling and administrative expenses.  The increase in operating income is partially offset by the decrease in gross profit of $6.4 million from the first quarter of 2017.

Non-GAAP operating income was $4.0 million for the first quarter of 2018 compared with $10.2 million for the first quarter of 2017. The decrease in non-GAAP operating income is primarily attributable to the decrease of $18.6 million in sales. Non-GAAP operating income as a percentage of sales decreased to 5.4% for the first quarter of 2018 from 11.0% for the first quarter of 2017.

Interest expense increased to $1.9 million in the first quarter of 2018 from $1.7 million in the first quarter of 2017. The increase is due to higher interest rates in the first quarter of 2018 in comparison to the first quarter of 2017, resulting in higher interest expense paid.

Income tax expense was $4.1 million for the first quarter of 2018 compared with a benefit of $0.5 million for the same quarter of  2017. The effective income tax rate for the first quarter of 2018 was 41.6% compared with 108.1% for the comparable period of  2017.  The U.S. statutory tax rate decreased from 35% in 2017 to 21% in 2018 with the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s 2018 first quarter effective tax rate was higher than the U.S. statutory rate primarily due to a permanent book-tax difference related to the divestiture of a business with goodwill recorded for financial reporting purposes. The comparable period effective tax rate was significantly higher than the 2017 statutory rate due to a loss before income taxes and an increase in permanent differences related to non-deductible earnout expenses, partially offset by a $0.4 million discrete tax benefit related to adopting Accounting Standards Updated (“ASU”) 2016-09. Our effective tax rate is affected by certain permanent differences, including non-deductible incentive stock-based compensation and earnout expenses, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$39,973	$53,709
Industrial Solutions Segment	17,797	23,303
Fluid Handling Solutions Segment	16,207	15,816
Corporate and Other(1)	162	(177)
Net sales	$74,139	$92,651

(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Income from Operations
Energy Solutions Segment	$3,624	$3,824
Industrial Solutions Segment	1,369	2,898
Fluid Handling Solutions Segment	3,210	3,309
Corporate and Other(2)	4,533	(8,011)
Eliminations	(586)	(670)
Income from operations	$12,150	$1,350

(2)

Includes gain on divestitures, net of selling costs, corporate compensation, professional services, information technology and other general and administrative corporate expenses.  This figure excludes earnout expenses, which are recorded in the segment in which the expense occurs.  See Note 7 to the unaudited condensed consolidated financial statements for the earnout expenses by segment.

Energy Solutions Segment

Our Energy Solutions segment, formerly our Energy segment, net sales decreased $13.7 million to $40.0 million in the first quarter of 2018 compared with $53.7 million in the same period of 2017. The decrease is due primarily to volume decreases for the Company’s refinery related products and services and for the Company’s natural gas turbine exhaust systems related products and services period over period.

Operating income for the Energy Solutions segment decreased $0.2 million to $3.6 million in the first quarter of 2018 from $3.8 million in the same period of 2017. The decrease is primarily attributable to the decrease in sales in the first quarter of 2018, which is partially offset by realizing benefits related to the restructuring program initiated in the fourth quarter of 2017.  Additionally, the decrease is attributable to a fair value adjustment of $3.9 million in expense for the Zhongli earnout during the first quarter of 2017. There was no similar fair value adjustment to the earnout in 2018.

Industrial Solutions Segment

Our Industrial Solutions segment, formerly our Environmental segment, net sales decreased $5.5 million to $17.8 million in the first quarter of 2018 compared with $23.3 million in the first quarter of 2017. The decrease is due primarily to volume decreases for the Company’s products and services in Asia and for the installation and fabrication of duct work and related equipment period over period.

Operating income for the Industrial Solutions segment decreased $1.5 million to $1.4 million in the first quarter of 2018 compared with $2.9 million in the first quarter of 2017. The decrease is primarily attributable to the decrease in sales.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment, formerly our Fluid Handling and Filtration segment, net sales increased $0.4 million to $16.2 million in the first quarter of 2018 compared with $15.8 million in the first quarter of 2017. The increase is due to sales volume increases within the segment, which is primarily attributable to the increased demand in the fluid handling end markets the Company serves. The sales increase was partially offset by reduced sales of $0.5 million from the Keystone division due to the timing of the divestiture.

Operating income for the Fluid Handling Solutions segment decreased $0.1 million to $3.2 million in the first quarter of 2018 compared with $3.3 million in the first quarter of 2017. The decrease is primarily attributable to reduced operating income of $0.1 million from the Keystone division due to the timing of the divestiture.

Corporate and Other Segment

Operating income for Corporate and Other segment was $4.5 million in the first quarter of 2018 compared with operating loss of $8.0 million in the first quarter of 2017.  The increase is primarily attributable to the $11.2 million gain on divestitures, net of selling costs.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of March 31, 2018, was $182.1 million compared with $168.9 million as of December 31, 2017.  The Company transferred $7.7 million of orders within backlog as of the date of the divestitures as a result of the sale of Keystone and Strobic. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, gain on divestitures, net of selling costs and available borrowings under our Credit Facility (as defined below). Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, dividends, working capital and other corporate requirements.

When we undertake large jobs, our working capital objective is to make these projects self-funding. We work to achieve this by obtaining initial down payments, progress billing contracts, utilizing extended payment terms from material suppliers when possible, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit.

At March 31, 2018, the Company had working capital of $73.9 million, compared with $66.1 million at December 31, 2017.  The ratio of current assets to current liabilities was 1.71 to 1 on March 31, 2018, as compared with a ratio of 1.61 to 1 at December 31, 2017.  The $7.8 million increase in working capital from December 31, 2017 to March 31, 2018, was primarily related to a decrease in current portion of debt ($11.3 million), a decrease in billings in excess of costs and estimated earnings on uncompleted contracts ($2.3 million), an increase in cash and cash equivalents ($3.2 million), an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($2.3 million) and increase in prepaid expenses and other current assets ($3.0 million), partially offset by an increase in accounts payable and accrued expenses ($6.6 million), increase in income taxes payable ($3.1 million) and a decrease in accounts receivable ($4.2 million).  During the three months ended March 31, 2018, the Company made a prepayment of $26.6 million on the outstanding balance of the term loan, of which $11.3 million was applied to the short-term portion of the debt balance and $15.3 million was applied to the long-term portion of the debt balance.  Total repayments of debt during the three months ended March 31, 2018 was $30.5 million.  As of March 31, 2018 and December 31, 2017, the Company holds a note payable for $5.3 million dollars which is expected to become due in fiscal year 2018.

At March 31, 2018 and December 31, 2017, cash and cash equivalents totaled $33.1 million and $29.9 million, respectively. As of March 31, 2018 and December 31, 2017, $21.8 million and $19.7 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at March 31, 2018 and December 31, 2017:

(Table only in thousands)	March 31, 2018	December 31, 2017
Outstanding borrowings under Credit Facility (defined below). Term loan balance due upon maturity in September 2020.
- Term loan	$85,747	$113,903
- U.S. Dollar revolving loans	1,500	1,000
- Unamortized debt discount	(2,543)	(2,834)
Total outstanding borrowings under Credit Facility	84,704	112,069
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	—	2,764
Total outstanding borrowings	84,704	114,833
Less: current portion	—	11,296
Total debt, less current portion	$84,704	$103,537

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”).  As of March 31, 2018 and December 31, 2017, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements is as follows:

(dollars in millions)	March 31, 2018	December 31, 2017
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	(1.5)	(1.0)
Letters of credit open	(23.1)	(24.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at March 31, 2018 and at December 31, 2017 in U.S. Dollar equivalent)	16.0	15.6
Draw down	—	(2.8)
Letters of credit open	(4.4)	(3.9)
China Facility	4.8	4.6
Draw down	—	—
Total unused credit availability	$71.8	$68.1
Amount available based on borrowing limitations	$6.6	$18.7

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$3,248	$4,653
Net cash provided by (used in) investing activities	30,338	(399)
Net cash used in financing activities	(30,599)	(5,605)
Effect of exchange rate changes on cash and cash equivalents	376	184
Net increase (decrease) in cash	$3,363	$(1,167)

For the three months ended March 31, 2018, $3.2 million of cash was provided by operating activities compared with $4.7 million provided by operating activities in the prior year period. The $1.5 million decrease in cash flow from operating activities was due primarily to a gain of $11.2 million on divestitures and the cash associated with which was recorded in investing activities, a decrease of $1.2 million of deferred income tax expense, and a non-cash decrease of $3.9 million of fair value adjustments to earnout liabilities partially offset by a $1.9 million decrease in earnout payments. These were further offset by an increase in net income of $5.7 million, as well as favorable net working capital items in the first quarter of 2018 compared with the same period in 2017. The incremental cash provided was comprised of $20.4 million in accounts payable and accrued expenses, $2.8 million in income taxes payable, and $1.1 million in prepaid expense and other current assets. The incremental cash used was comprised of $7.6 million in costs in excess of billings on completed contracts, $1.3 million in billings in excess of costs and estimated earnings on uncompleted contracts and $6.9 million in accounts receivable.

For the three months ended March 31, 2018, net cash provided by investing activities was $30.3 million compared with net cash used in investing activities of $0.4 million in the prior year period.  In the first three months of 2018, cash provided by investing activities was primarily the result of cash proceeds from divestitures totaling $30.7 million and cash used for the acquisitions of property and equipment totaling $0.5 million. In the prior year period, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $0.4 million.

For the three months ended March 31, 2018, net cash used in financing activities was $30.6 million due principally to net term loan repayments of $28.2 million and $2.3 million in net revolving credit line repayments. For the three months ended March 31, 2017, net cash used in financing activities was $5.6 million due principally to net term loan repayments of $4.0 million and $2.6 million in dividends paid to common stockholders, partially offset by $1.2 million received from the employee stock purchase plan, exercise of stock options and dividend reinvestment plan.

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Directors’ determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s shareholders. On November 6, 2017, the Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Future dividends and the dividend policy may be changed or cancelled at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

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

Management believes there have been no changes during the three-month period ended March 31, 2018, other than disclosed in Note 17 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and include, but are not limited to: our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates; fluctuations in operating results from period to period due to cyclicality or seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the Industrial Solutions segment, Energy Solutions segment and Fluid Handling Solutions segment industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of March 31, 2018 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 “Senior Debt” to the condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $84.7 million at March 31, 2018. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2018. Most of the interest on the

Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at March 31, 2018 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1

Stock Purchase Agreement, dated March 30, 2018, by and among CECO Environmental Corp., Met-Pro Corporation, LLC, Strobic Air Corporation and Cincinnati Fan & Ventilation Company., Inc. (Incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)

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

Date: May 10, 2018