Form 10-Q
period 2018-06-30
CECO ENVIRONMENTAL CORP
filed 2018-08-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,911,231 shares of common stock, par value $0.01 per share, as of August 3, 2018.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2018

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,556	$29,902
Restricted cash	284	591
Accounts receivable, net	67,796	67,990
Costs and estimated earnings in excess of billings on uncompleted contracts	35,188	33,947
Inventories, net	22,450	20,969
Prepaid expenses and other current assets	12,601	10,760
Prepaid income taxes	699	1,930
Assets held for sale	6,708	7,853
Total current assets	181,282	173,942
Property, plant and equipment, net	22,161	23,400
Goodwill	152,371	166,951
Intangible assets – finite life, net	42,444	49,956
Intangible assets – indefinite life	18,300	19,691
Deferred charges and other assets	4,843	4,609
Total assets	$421,401	$438,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$11,296
Accounts payable and accrued expenses	79,352	70,786
Billings in excess of costs and estimated earnings on uncompleted contracts	23,340	20,469
Note payable	5,300	5,300
Income taxes payable	1,612	—
Total current liabilities	109,604	107,851
Other liabilities	30,407	30,382
Debt, less current portion	80,895	103,537
Deferred income tax liability, net	9,268	10,210
Total liabilities	230,174	251,980
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,892,193 and 34,707,924 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	349	347
Capital in excess of par value	249,674	248,170
Accumulated loss	(47,420)	(52,673)
Accumulated other comprehensive loss	(11,020)	(8,919)
	191,583	186,925
Less treasury stock, at cost, 137,920 shares at June 30, 2018 and December 31, 2017	(356)	(356)
Total shareholders’ equity	191,227	186,569
Total liabilities and shareholders' equity	$421,401	$438,549

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net sales	$81,089	$93,870	$155,229	$186,521
Cost of sales	53,937	65,384	102,143	126,106
Gross profit	27,152	28,486	53,086	60,415
Selling and administrative expenses	21,967	21,476	43,931	44,732
Amortization and earnout expenses (income)	2,493	(2,245)	5,397	5,078
Loss (gain) on divestitures, net of selling costs	73	—	(11,104)	—
Restructuring expenses	38	—	150	—
Income from operations	2,581	9,255	14,712	10,605
Other (expense) income, net	(373)	360	(711)	251
Interest expense	(1,793)	(1,645)	(3,713)	(3,356)
Income before income taxes	415	7,970	10,288	7,500
Income tax expense	1,316	2,484	5,426	1,976
Net (loss) income	$(901)	$5,486	$4,862	$5,524
(Loss) earnings per share:
Basic	$(0.03)	$0.16	$0.14	$0.16
Diluted	$(0.03)	$0.16	$0.14	$0.16
Weighted average number of common shares outstanding:
Basic	34,669,810	34,473,688	34,631,519	34,345,317
Diluted	34,669,810	34,806,808	34,715,141	34,685,687

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net (loss) income	$(901)	$5,486	$4,862	$5,524
Other comprehensive income (loss), net of tax:
Interest rate swap	55	(115)	248	28
Foreign currency translation	(3,292)	1,763	(1,282)	2,169
Comprehensive (loss) income	$(4,138)	$7,134	$3,828	$7,721

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	4,862	$5,524
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,956	8,168
Unrealized foreign currency loss (gain)	746	(1,497)
Net gain on interest rate swaps	(104)	(129)
Fair value adjustments to earnout liabilities	—	(1,755)
Earnout payments	(2,050)	(7,797)
(Gain) / loss on sale of property and equipment	(9)	83
Gain on divestitures	(11,104)	—
Debt discount amortization	582	504
Share-based compensation expense	1,488	677
Bad debt expense	646	960
Inventory reserve expense	444	316
Deferred income tax expense	(744)	(46)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(6,539)	17,342
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,911)	(1,646)
Inventories	(1,629)	(407)
Prepaid expense and other current assets	2,407	1,808
Deferred charges and other assets	(219)	792
Accounts payable and accrued expenses	12,605	(8,018)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,110	(11,828)
Income taxes payable	1,589	(1,367)
Other liabilities	(267)	(9)
Net cash provided by operating activities	9,859	1,675
Cash flows from investing activities:
Acquisitions of property and equipment	(591)	(641)
Net cash proceeds from divestitures	30,692	—
Proceeds from sale of property and equipment	112	44
Net cash provided by (used in) investing activities	30,213	(597)
Cash flows from financing activities:
Net repayments on revolving credit lines	(3,792)	(1,107)
Repayments of debt	(30,756)	(7,656)
Deferred financing fees paid	—	(171)
Earnout payments	—	(7,396)
Proceeds from lease financing transaction	800	—
Payments on capital leases and sale-leaseback transactions	(344)	(375)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	18	1,246
Dividends paid to common shareholders	(24)	(5,173)
Net cash used in financing activities	(34,098)	(20,632)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(793)	472
Net increase (decrease) in cash, cash equivalents and restricted cash	5,181	(19,082)
Cash, cash equivalents and restricted cash at beginning of period	30,659	48,006
Cash, cash equivalents and restricted cash at end of period	35,840	$28,924
Cash paid during the period for:
Interest	2,924	$2,842
Income taxes	3,318	$2,704
Non-cash transactions:
Net consideration receivable from divestiture and disposal of asset held for sale	2,685	$—

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2018 and 2017. The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

Accounting Standards Adopted in Fiscal 2018

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The standard relates to the accounting and disclosures around the issuance of the SEC’s Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which the Company has adopted. See Note 12 – Income Taxes for the disclosures related to this amended guidance.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. Tax effects unrelated to the Tax Act are released from accumulated other comprehensive income based on the nature of the underlying item.  The Company early adopted the ASU in the first quarter of fiscal 2018, under the prospective method. As a result of the adoption, during the first quarter of fiscal 2018, accumulated loss in the Condensed Consolidated Balance Sheets increased by $1.2 million, with a corresponding decrease to accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets due to the reduction in the corporate tax rate from 35% to 21%. See Note 12 — Income Taxes for additional information about the Tax Act.

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

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$35,556	$27,166
Restricted cash	284	1,150
Restricted cash included within deferred charges and other assets	—	608
Total cash, cash equivalents and restricted cash	$35,840	$28,924

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  We adopted ASU 2016-15 on January 1, 2018, under the retrospective method. The adoption will result in the reclassification of $1.0 million in 2016 from financing activity to investing activity within the Condensed Consolidated Statements of Cash Flows on the Company’s Annual Report on Form 10-K for the year ending December 31, 2018.

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

3.	Accounts Receivable

(Table only in thousands)	June 30, 2018	December 31, 2017
Contract receivables	$63,990	$60,543
Trade receivables	8,040	11,603
Allowance for doubtful accounts	(4,234)	(4,156)
Total accounts receivable	$67,796	$67,990

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $2.6 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was $0.5 million and $0.7 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $0.6 million and $1.0 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

(Table only in thousands)	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$161,184	$169,665
Estimated earnings	58,988	61,556
Total costs and estimated earnings on uncompleted contracts, gross	220,172	231,221
Less billings to date	(208,324)	(217,743)
Total costs and estimated earnings on uncompleted contracts, net	$11,848	$13,478
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,188	$33,947
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,340)	(20,469)
Total costs and estimated earnings on uncompleted contracts, net	$11,848	$13,478

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs, and are recognized in the period in which the revisions are made.  A provision of $0.2 million for estimated losses on uncompleted contracts was recognized as of June 30, 2018.  No provision for estimated losses on uncompleted contracts was required as of December 31, 2017.

5.	Inventories

(Table only in thousands)	June 30, 2018	December 31, 2017
Raw materials	$16,561	$18,444
Work in process	6,633	3,182
Finished goods	773	940
Obsolescence allowance	(1,517)	(1,597)
Total inventories	$22,450	$20,969

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million for the six-month periods ended June 30, 2018 and 2017, respectively.

6.	Goodwill and Intangible Assets

(Table only in thousands)	For the Six Months Ended June 30, 2018		Year ended December 31, 2017
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$166,951	$19,691	$170,153	$22,042
Divestitures	(14,317)	(1,340)	—	—
Impairment	—	—	(4,443)	(2,725)
Foreign currency translation	(263)	(51)	1,241	374
	$152,371	$18,300	$166,951	$19,691

	As of June 30, 2018		As of December 31, 2017
(Table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$8,553	$15,867	$8,609
Customer lists	72,978	36,328	77,497	35,024
Noncompetition agreements	1,118	809	1,118	698
Tradename	1,390	510	1,390	440
Foreign currency adjustments	(1,583)	(284)	(1,214)	(69)
	$88,360	$45,916	$94,658	$44,702

Activity for the six months ended June 30, 2018 and 2017 is as follows:

(Table only in thousands)	2018	2017
Intangible assets – finite life, net at beginning of period	$49,956	$60,728
Amortization expense	(4,988)	(5,772)
Divestitures	(2,372)	—
Foreign currency adjustments	(152)	493
Intangible assets – finite life, net at end of period	$42,444	$55,449

Amortization expense of finite life intangible assets was $2.4 million and $2.9 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $5.0 million and $5.8 million for the six-month periods ended June 30, 2018 and 2017, respectively.  Amortization over the next five years for finite life intangibles is expected to be $4.8 million for the remainder of 2018, $8.6 million in 2019, $6.9 million in 2020, $5.7 million in 2021, and $4.7 million in 2022.

The Company did not identify any triggering events during the three-month period ended June 30, 2018 that would require an interim impairment assessment of goodwill or indefinite life intangible assets. The Company concluded there was no impairment of goodwill or indefinite life intangible assets during the three-month and six-month periods ended June 30, 2018.

7.	Accounts Payable and Accrued Expenses

(Table only in thousands)	June 30, 2018	December 31, 2017
Trade accounts payable, including due to subcontractors	$53,075	$45,409
Compensation and related benefits	5,710	5,246
Current portion of earnout liability	1,198	2,989
Accrued warranty	3,456	4,464
Contract liabilities	5,743	1,676
Other accrued expenses	10,170	11,002
Total accounts payable and accrued expenses	$79,352	$70,786

The activity in the Company’s current portion of earnout liability and long-term portion of earnout liability was as follows for the six months ended June 30, 2018 and 2017:

(Table only in thousands)	Energy Solutions Segment (a)
Earnout accrued at December 31, 2017	$4,475
Compensation expense adjustment	222
Payment	(2,050)
Total earnout liability as of June 30, 2018	2,647
Less: current portion of earnout	(1,198)
Balance of long-term portion of earnout recorded in other liabilities at June 30, 2018	$1,449

(Table only in thousands)	Energy Solutions Segment (a)
Earnout accrued at December 31, 2016	$24,214
Fair value adjustment	(1,755)
Compensation expense adjustment	597
Payment	(15,193)
Foreign currency translation adjustment	523
Total earnout liability as of June 30, 2017	8,386
Less: current portion of earnout	(6,970)
Balance of long term portion of earnout recorded in other liabilities at June 30, 2017	$1,416

(a) The Fluid Handling Solutions and Industrial Solutions segments do not have any earnout arrangements associated with the segments

8.	Senior debt

Debt consisted of the following at June 30, 2018 and December 31, 2017:

(Table only in thousands)	June 30, 2018	December 31, 2017
Outstanding borrowings under Credit Facility (defined below). Term loan balance due upon maturity in September 2020.
- Term loan	$83,147	$113,903
- U.S. Dollar revolving loans	—	1,000
- Unamortized debt discount	(2,252)	(2,834)
Total outstanding borrowings under Credit Facility	80,895	112,069
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility (defined below)	—	2,764
Total outstanding borrowings	80,895	114,833
Less: current portion	—	11,296
Total debt, less current portion	$80,895	$103,537

During the six-month period ended June 30, 2018, the Company made prepayments of $29.2 million on the outstanding balance of the term loan, in addition to the required payment of $1.6 million for a total repayment of $30.8 million on the outstanding balance of the term loan.  Due to the additional prepayments made in 2018, there are no future current maturity payments due until the final scheduled principal payment of $83.1 million, which is due in September 2020.

United States Debt

As of June 30, 2018 and December 31, 2017, $21.8 million and $24.4 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”) was $58.2 million and $54.6 million at June 30, 2018 and December 31, 2017, respectively. Revolving loans may be borrowed, repaid and reborrowed until September 3, 2020, at which time all amounts borrowed pursuant to the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 4.89% and 4.08% at June 30, 2018 and December 31, 2017, respectively.

In accordance with the Credit Facility terms, the Company entered into an interest rate swap to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates.  The fair value of the interest rate swap was an asset of $0.7 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is classified within the “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. The Company designated the interest rate swap as an effective hedge; therefore, the changes to the fair value of the interest rate swap have been recorded in other comprehensive income as the hedge is deemed effective.

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

As of June 30, 2018 and December 31, 2017, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

A subsidiary of the Company located in the Netherlands has a Euro denominated facilities agreement with ING Bank N.V. (“Aarding Facility”) with a total borrowing capacity of $15.2 million. As of June 30, 2018, the borrowers were in compliance with all related financial and other restrictive covenants. As of December 31, 2017, the borrowers were not in compliance with certain financial covenants under the Aarding Facility. As such, the Company settled the outstanding amount of the overdraft facility in the first quarter of 2018. The Company plans to exit this facility and consolidate it with the Credit Facility.  As of June 30, 2018, $8.7 million of the bank guarantee and none of the overdraft facility were being used by the borrowers. As of December 31, 2017, $3.9 million of the bank guarantee and $2.8 million of the overdraft facility were being used by the borrowers. There is no stated expiration date on the Aarding Facility.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018 and 2017 are below.

	For the Three Months Ended June 30, 2018
	Numerator (Loss)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$(901)	34,670	$(0.03)
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan		—
Diluted loss and loss per share	$(901)	34,670	$(0.03)

	For the Three Months Ended June 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$5,486	34,474	$0.16
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan		333
Diluted earnings and earnings per share	$5,486	34,807	$0.16

	For the Six Months Ended June 30, 2018
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net income and earnings per share	$4,862	34,632	$0.14
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan		83
Diluted earnings and earnings per share	$4,862	34,715	$0.14

	For the Six Months Ended June 30, 2017
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic net loss and loss per share	$5,524	34,345	$0.16
Effect of dilutive securities:
Common stock equivalents arising from stock options, restricted stock awards, and employee stock purchase plan		341
Diluted loss and loss per share	$5,524	34,686	$0.16

Options, restricted stock units and warrants included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2018 and 2017, 0.6 million, and during the six-month periods ended June 30, 2018 and 2017, 0.6 million and 0.7 million, respectively, of outstanding options and warrants were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

10.	Share-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for stock-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.8 million and $0.7 million of stock compensation related expense during the three-month periods ended June 30, 2018 and 2017, respectively, and $1.4 million and $0.7 million during the six-month periods ended June 30, 2018 and 2017, respectively.  Share based compensation expense was lower in 2017 primarily due to a large amount of forfeitures related to the former Chief Executive Officer’s departure from the Company.

The Company granted no options during the three and six-month periods ended June 30, 2018 and granted 128,000 options during the three and six-month periods ended June 30, 2017, respectively.

The Company granted approximately 910,000 and 351,000 restricted stock units during the three-month periods ended June 30, 2018 and 2017, respectively, and approximately 930,000 and 405,000 restricted stock units during the six-month periods ended June 30, 2018 and 2017, respectively. The weighted-average fair value of restricted stock units was estimated at $5.10 and $9.87 per unit granted during the six months ended June 30, 2018 and 2017, respectively.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were approximately 8,000 and 282,000 options exercised during the six months ended June 30, 2018 and 2017, respectively.  The Company received $28,000 and $1.1 million in cash from employees and non-employee directors exercising options during the six months ended June 30, 2018 and 2017, respectively. The intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $19,860 and $1.8 million, respectively.

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

We present service cost within cost of sales and selling and administrative expenses depending on where the relevant employees compensation costs are recorded, and we present other components of net periodic benefit cost (gain) within other expense, net on the Condensed Consolidated Statements of Operations.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

(Table only in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension plan:
Service cost	$—	$101	$—	$214
Interest cost	298	329	595	657
Expected return on plan assets	(378)	(431)	(756)	(861)
Amortization of net actuarial loss	59	57	119	113
Net periodic benefit cost (gain)	$(21)	$56	$(42)	$123
Health care plan:
Interest cost	$1	$1	$1	$2
Amortization of loss	2	2	4	4
Net periodic benefit cost	$3	$3	$5	$6

We made contributions to our defined benefit plans during the six months ended June 30, 2018 and 2017 totaling $0.6 million and $0.3 million, respectively. We anticipate $0.2 million and $24,000 of further contributions to fund the pension plan and the retiree health care plan, respectively, during the remainder of 2018. The unfunded liability of the plans of $9.1 million and $9.6 million as of June 30, 2018 and December 31, 2017, respectively, is included in Other liabilities on our Condensed Consolidated Balance Sheets.

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

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2014 forward remain open for examination by Federal authorities. Tax years from 2012 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2018 and December 31, 2017, the liability for uncertain tax positions totaled approximately $0.9 million, which is included in Other liabilities on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Our cash needs for operating, investing and financing activities have increased in the U.S. Since foreign earnings have already  been subject to U.S. income tax in 2017 as a result of the Tax Act, we intend to repatriate foreign-held cash as needed.  As of June 30, 2018, and December 31, 2017 we have recorded deferred income taxes of approximately $0.6 million and zero, respectively, on the undistributed earnings of our foreign subsidiaries. This amount is attributable primarily to the foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations.

We recognized the provisional tax impacts related to the deemed repatriation of foreign earnings and the benefit for the revaluation of deferred tax assets and liabilities during the year ended December 31, 2017. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. We adjusted our provisional accounting for the impacts of Tax Reform as they relate to the repatriation of foreign cash. No other adjustments were made to these provisional amounts for the three-month and six-month periods ended June 30, 2018. We continue to review and evaluate the provisions of the Tax Act. This review could result in changes to the amounts we have provisionally recorded. We will complete our accounting for the tax effects of the Tax Act before the end of the one-year measurement period allowed by ASU 2018-05, which will be in the fourth quarter of 2018. The amounts recorded in 2018 to account for the impact of the Tax Act for periods beginning after December 31, 2017 are the Company’s best estimates based on the current data and guidance available. We have not yet determined our accounting policy election with respect to recording deferred taxes for basis differences related to the GILTI provisions or to continue to record as a period cost.

13.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2018 and December 31, 2017, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $83.1 million and $114.9 million at June 30, 2018 and December 31, 2017, respectively.  The fair value of the note payable was $5.3 million at June 30, 2018 and December 31, 2017, respectively.

In accordance with the terms of the Credit Facility, the Company entered into an interest rate swap on December 30, 2015 to hedge against interest rate exposure related to a portion of the outstanding debt indexed to LIBOR market rates. See Note 8 for further information regarding the interest rate swap.

At June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $35.6 million and $29.9 million, respectively, of which $22.6 million and $19.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

Restricted cash is held by the Company to support letters of credit issued in foreign jurisdictions to support Company operations.  The Company occasionally enters into letters of credit with durations in excess of one year.

14.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2018 for cases involving asbestos-related claims were $2.9 million, of which, together with all legal fees other than corporate counsel expenses, $2.8 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $37,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 203 cases pending against the Company as of June 30, 2018 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 218 cases that were pending as of December 31, 2017. During the six months ended June 30, 2018, 53 new cases were filed against the Company, and the Company was dismissed from 29 cases and settled 39 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

The financial segment information is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$51,136	$52,499	$91,109	$106,208
Industrial Solutions Segment	18,324	22,796	36,121	46,099
Fluid Handling Solutions Segment	11,791	18,348	27,999	34,164
Corporate and Other(1)	(162)	227	—	50
Net sales	$81,089	$93,870	$155,229	$186,521
(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Income from Operations
Energy Solutions Segment	$5,901	$10,535	$9,525	$14,359
Industrial Solutions Segment	1,273	1,935	2,642	4,669
Fluid Handling Solutions Segment	2,182	4,148	5,392	7,457
Corporate and Other(2)	(6,539)	(6,935)	(2,025)	(14,782)
Eliminations	(236)	(428)	(822)	(1,098)
Income from operations	$2,581	$9,255	$14,712	$10,605

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Property and Equipment Additions
Energy Solutions Segment	$15	$116	$32	$352
Industrial Solutions Segment	90	31	165	40
Fluid Handling Solutions Segment	11	70	284	219
Corporate and Other	10	14	110	30
Property and equipment additions	$126	$231	$591	$641

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Depreciation and Amortization
Energy Solutions Segment	$2,190	$2,417	$4,348	$4,935
Industrial Solutions Segment	205	391	487	782
Fluid Handling Solutions Segment	1,002	1,197	1,996	2,395
Corporate and Other	62	25	125	56
Depreciation and amortization	$3,459	$4,030	$6,956	$8,168

(dollars in thousands)	June 30, 2018	December 31, 2017
Identifiable Assets
Energy Solutions Segment	$278,901	$258,218
Industrial Solutions Segment	56,352	66,723
Fluid Handling Solutions Segment	75,703	100,917
Corporate and Other(3)	10,445	12,691
Identifiable assets	$421,401	$438,549

 (3)Corporate assets primarily consist of cash and income tax related assets.

(dollars in thousands)	June 30, 2018	December 31, 2017
Goodwill
Energy Solutions Segment	$98,145	$98,408
Industrial Solutions Segment	22,419	22,419
Fluid Handling Solutions Segment	31,807	46,124
Goodwill	$152,371	$166,951

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$53,322	$(1,929)	$(252)	$—	$(5)	$—	$51,136
Industrial Solutions Segment	19,670	(813)	—	(533)	—	—	18,324
Fluid Handling Solutions Segment	12,409	(295)	(323)	—	—	—	11,791
Corporate and Other(4)	—	—	—	—	—	(162)	(162)
Net Sales	$85,401	$(3,037)	$(575)	$(533)	$(5)	$(162)	$81,089

	Three Months Ended June 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$55,338	$(2,839)	$—	$—	$—	$—	$52,499
Industrial Solutions Segment	23,635	(800)	—	—	(39)	—	22,796
Fluid Handling Solutions Segment	19,160	(539)	(258)	(15)	—	—	18,348
Corporate and Other(4)	—	—	—	—	—	227	227
Net Sales	$98,133	$(4,178)	$(258)	$(15)	$(39)	$227	$93,870

	Six Months Ended June 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Engineered Equipment Segment	$96,450	$(4,398)	$(938)	—	$(5)	—	$91,109
Air Quality Segment	38,398	(1,604)	—	(673)	—	—	$36,121
Fluid Handling Solutions Segment	29,175	(809)	(367)	—	—	—	$27,999
Corporate and Other(4)	—	—	—	—	—	—	$—
Net Sales	$164,023	$(6,811)	$(1,305)	$(673)	$(5)	$—	$155,229

	Six Months Ended June 30, 2017
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Environmental	Energy	FHF	Corp and Other	Net Sales to Outside Customers
Net Sales
Engineered Equipment Segment	$111,377	$(5,147)	$(22)	—	—	—	$106,208
Air Quality Segment	48,557	(1,690)	—	(729)	(39)	—	$46,099
Fluid Handling Solutions Segment	35,852	(1,157)	(422)	(109)	—	—	$34,164
Corporate and Other(4)	—	—	—	—	—	50	$50
Net Sales	$195,786	$(7,994)	$(444)	$(838)	$(39)	$50	$186,521
(4)	Includes adjustment for revenue on intercompany jobs.

16.	Divestitures

Strobic Air Corporation

On March 30, 2018, the Company completed the sale of Strobic Air Corporation (“Strobic”) as part of its strategic decision to exit brands that do not align with the CECO portfolio to increase focus on better serving the energy and industrial solutions and fluid handling markets.  The sales price was $28.5 million, subject to post-closing purchase price adjustments. The disposition resulted in an estimated gain of $6.9 million recorded in the first quarter of 2018, comprised of $27.9 million of net proceeds received as consideration after estimated post-closing purchase price adjustments less net assets disposed of $18.8 million and transaction costs of $2.2 million.  The net assets disposed are primarily comprised of $13.0 million of goodwill, $2.3 million of definite-lived intangible assets and $1.2 million of indefinite-lived intangible assets allocated to the Strobic business. In fiscal year 2017, Strobic reported $17.7 million in net sales and $1.6 million in income from operations.  Strobic results are included within income before income taxes in the Condensed Consolidated Statement of Operations and are reported within the Fluid Handling Solutions segment. The sale of Strobic does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

Keystone Filter

On February 28, 2018, the Company completed the sale of the Keystone Filter brand (“Keystone”) as part of its strategic decision to exit brands that do not align with the CECO portfolio to increase focus on better serving energy and industrial solutions and fluid handling markets. The sales price was $7.5 million, subject to post-closing purchase price adjustments. The disposition resulted in an estimated gain of $4.3 million recorded in the first quarter of 2018, comprised of $7.2 million of net proceeds received as consideration after estimated post-closing purchase price adjustments less net assets disposed of $2.7 million and transaction costs of $0.2 million. As of June 30, 2018, there is consideration receivable from this divestiture of $1.9 million, which the Company expects to receive within fiscal year 2018.  Keystone results are reported within the Fluid Handling Solutions segment.

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

For contracts where the duration is short, total contract revenue is insignificant, or control does not continuously transfer to the customer, revenues are recognized at the point in time control passes to the customer, which occurs generally upon shipment of product.

Progress payments are generally made over the duration of the contract. Shipping and handling activities after control of the products has transferred to the customer are considered fulfillment activities.  Sales taxes are recorded on a net basis.

Fluid Handling Solutions Segments

Within the Fluid Handling Solutions segment, a significant portion of our revenue is primarily derived from sales of inventory product and is recognized at the point in time control passes to the customer, which occurs generally upon shipment of the product.

Payments vary by customer but are typically due within thirty days. Shipping and handling activities after control of the products has transferred to the customer are considered fulfillment activities.  Sales taxes are recorded on a net basis.

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

The Company’s Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2018 and 2017 reflect the consolidated operations of the Company and its subsidiaries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net sales	$81.1	$93.9	$155.2	$186.5
Cost of sales	53.9	65.4	102.1	126.1
Gross profit	$27.2	$28.5	$53.1	$60.4
Percent of sales	33.5%	30.4%	34.2%	32.4%
Selling and administrative expenses	$22.0	$21.4	$43.9	$44.7
Percent of sales	27.1%	22.8%	28.3%	24.0%
Amortization and earnout expenses (income)	$2.5	$(2.2)	$5.4	$5.1
Percent of sales	3.1%	(2.3)%	3.5%	2.7%
Loss (gain) on divestitures, net of selling costs	$0.1	$—	$(11.1)	$—
Percent of sales	0.1%	0.0%	(7.2)%	0.0%
Restructuring expenses	$—	$—	$0.2	$—
Percent of sales	0.0%	0.0%	0.1%	0.0%
Operating income	$2.6	$9.3	$14.7	$10.6
Operating margin	3.2%	9.9%	9.5%	5.7%

To compare operating performance between the three-month and six-month periods ended June 30, 2018 and 2017, the Company has adjusted GAAP operating income to exclude (1) loss (gain) on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance, (2) executive transition expenses, including severance for its former Chief Executive Officer, fees incurred in the search for its current Chief Executive Officer, and expenses associated with hiring its current Chief Financial Officer, (3) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earnout expenses, (4) facility exit expenses associated with the closure of certain leased facilities, (5) restructuring expenses primarily relating to severance, (6) legacy design repair expenses related to costs to rectify issues on products that are no longer in production  and (7) plant, property and equipment valuation adjustments related to acquisitions.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Operating income as reported in accordance with GAAP	$2.6	$9.3	$14.7	$10.6
Operating margin in accordance with GAAP	3.2%	9.9%	9.5%	5.7%
Legacy design repairs	—	1.8	—	2.0
Plant, property and equipment valuation adjustment	—	0.1	—	0.3
Amortization and earnout expenses (income)	2.5	(2.2)	5.4	5.1
Loss (gain) on divestitures, net of selling costs	0.1	—	(11.1)	—
Restructuring expenses	—	—	0.2	—
Executive transition expenses	—	0.4	—	1.3
Facility exit expenses	—	—	—	0.2
Non-GAAP operating income	$5.2	$9.4	$9.2	$19.5
Non-GAAP operating margin	6.4%	10.0%	5.9%	10.5%

Consolidated sales for the second quarter of 2018 decreased $12.8 million, or 13.6%, to $81.1 million compared with $93.9 million in the second quarter of 2017. The decrease is attributable to the divestitures of Keystone and Strobic in the first quarter of 2018, contributing $5.2 million in the second quarter of 2017 compared to zero in the second quarter of 2018.  The decrease is also attributable to a sales volume decline period over period for the Company’s wet scrubbers, mist eliminators and refinery related products.

Consolidated sales for the first six months of 2018 decreased $31.3 million, or 16.8%, to $155.2 million compared with $186.5 million in the first six months of 2017. The decrease is attributable to the divestitures of Keystone and Strobic in the first quarter of 2018, contributing $9.8 million in the first six months of 2017 compared to $4.8 million in the first six months of 2018. The decrease is also attributable to a sales volume decline period over period for the Company’s natural gas turbine exhaust systems, refinery related products, wet scrubbers and mist eliminators.

Gross profit decreased $1.3 million, or 4.6%, to $27.2 million in the second quarter of 2018 compared with $28.5 million in the same period of 2017. The decrease in gross profit was primarily attributable to a sales volume decline period over period due to the divestitures and other volume declines leading to decreased sales. This decrease was partially offset by $1.8 million in legacy design repairs occurring in the second quarter of 2017 that did not re-occur in the second quarter of 2018 and a decrease of $1.5 million in warranty expense period over period.  Gross profit as a percentage of sales was 33.5% in the second quarter of 2018 compared with 30.4% in the second quarter of 2017. The increase in gross profit margin was due to the aforementioned changes in legacy design repairs and warranty expense.

Gross profit decreased $7.3 million, or 12.1%, to $53.1 million in the first six months of 2018 compared with $60.4 million in the same period of 2017. The decrease in gross profit was primarily attributable to a sales volume decline period over period due to the divestitures and other volume declines leading to decreased sales.  This decrease was partially offset by $2.0 million in legacy design repairs occurring in the first six months of 2017 that did not re-occur in the first six months of 2018 and a decrease of $2.1 million in warranty expense period over period. Gross profit as a percentage of sales was 34.2% in the first six months of 2018 compared with 32.4% in the first six months of 2017. The increase in gross profit margin was due to the aforementioned changes in legacy design repairs and warranty expense.

Orders booked were $100.4 million during the second quarter of 2018 and $195.4 million during the first six months of 2018 as compared with $87.2 million during the second quarter of 2017 and $171.2 million during the first six months of 2017.  The increase is primarily attributable to an increase in orders for the Company’s refinery related products and NOx air quality emission control systems period over period due to increased capital expenditures by the Company’s end customers. The increase is partially offset due to the divestitures of Keystone and Strobic, which combined for orders of $11.4 million in the second quarter of 2017 compared to zero in the same period of 2018.

Selling and administrative expenses increased $0.6 million to $22.0 million for the second quarter of 2018 compared with $21.4 million for the second quarter of 2017. Additionally, selling and administrative expenses increased as a percentage of sales from 22.8% in the second quarter of 2017 compared with 27.1% in the second quarter of 2018.  The increase in selling and administrative expenses as a percentage of sales is primarily attributable to a decrease of $12.8 million in sales.

Selling and administrative expenses decreased $0.8 million to $43.9 million for the first six months of 2018 compared with $44.7 million for the first six months of 2017.  Additionally, selling and administrative expenses increased as a percentage of sales from 24.0% in the first six months of 2017 compared to 28.3% in the first six months of 2018.  The increase in selling and administrative expenses as a percentage of sales is primarily attributable to a decrease of $31.3 million in sales.

Amortization and earnout expense (income) was $2.5 million for the second quarter of 2018 compared with $(2.2) million for the second quarter of 2017. The increase in expense is primarily attributable to earnout adjustments resulting in income of $5.7 million in the second quarter of 2017 for the earnout incurred in connection with the acquisition of Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) due to lower than expected operational profit in 2017. There was no similar adjustment to the earnout in the second quarter of 2018.

Amortization and earnout expense (income) was $5.4 million for the first six months of 2018 compared with $5.1 million for the first six months of 2017.  The increase in expense was primarily attributable to earnout adjustments resulting in income of $1.8 million in the first six months of 2017 for the Zhongli acquisition due to lower than expected operational profit in 2017. This increase was partially offset by a decrease of $0.8 million in amortization expense related to the divestitures of Keystone and Strobic.

Operating income decreased $6.7 million to $2.6 million in the second quarter of 2018 compared with $9.3 million during the same quarter of 2017. The decrease is primarily attributable to earnout adjustment income of $5.7 million in the second quarter of 2017 that did not recur in the second quarter of 2018.  Additionally, the decrease was due to decreased sales during the first six months of 2018 due to the divestitures and other volume declines leading to decreased sales.  These decreases were partially offset by a decrease of $1.5 million in warranty expense and a decrease of $1.8 million in legacy design repairs period over period.

Operating income increased $4.1 million to $14.7 million in the first six months of 2018 compared with $10.6 million during the first six months of 2017.  The increase is primarily due to the gain on divestitures of $11.1 million in the first six months of 2018.  This increase is partially offset by decreased gross profit primarily attributable to the divestitures and decreased sales during the first six months of 2018, and increased amortization and earnout expenses primarily attributable to earnout adjustment income of $1.8 million in 2017.

Non-GAAP operating income was $5.2 million for the second quarter of 2018 compared with $9.4 million for the second quarter of 2017. The decrease in non-GAAP operating income is primarily attributable to lower sales, which led to a decrease in gross profit. Non-GAAP operating income as a percentage of sales decreased to 6.4% for the second quarter of 2018 from 10.0% for the second quarter of 2017.

Non-GAAP operating income was $9.2 million for the first six months of 2018 compared with $19.5 million for the first six months of 2017.  The decrease in non-GAAP operating income is primarily due to lower sales, which led to a decrease in gross profit.  Non-GAAP operating income as a percentage of sales decreased to 5.9% for the first six months of 2018 from 10.5% for the first six months of 2017.

Interest expense increased to $1.8 million in the second quarter of 2018 and $3.7 million for the first six months of 2018 compared with $1.6 million in the second quarter of 2017 and $3.4 million in the first six months of 2017. The increase is due to higher interest rates in 2018 in comparison to 2017.

Income tax expense was $1.3 million for the second quarter of 2018 and $5.4 million for the first six months of 2018, compared with an expense of $2.5 million for the second quarter of 2017 and expense of $2.0 million for the first six months of 2017. The effective income tax rate for the second quarter of 2018 was 317.1% compared with 31.2% for second quarter of 2017.  The effective income tax rate was 52.7% for the first six months of 2018, compared with 26.3% for the first six months of 2017. The U.S. statutory tax rate decreased from 35% in 2017 to 21% in 2018 with the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The effective tax rate for the three months ended June 30, 2018 was higher than the U.S. statutory rate due primarily to the impact of discrete tax adjustments such as the deferred tax expense of $0.5 million recorded for unremitted foreign earnings and $0.3 million of tax expense related to return-to-provision adjustments. The effective tax rate for the three months and six months ended June 30, 2018 was also impacted by permanent book-tax differences related to the first-quarter divesture of a business with goodwill recorded for financial reporting purposes. Our effective tax rate is affected by certain other permanent differences, including non-deductible incentive stock-based compensation, earnout expenses, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$51,136	$52,499	$91,109	$106,208
Industrial Solutions Segment	18,324	22,796	36,121	46,099
Fluid Handling Solutions Segment	11,791	18,348	27,999	34,164
Corporate and Other(1)	(162)	227	-	50
Net sales	$81,089	$93,870	$155,229	$186,521
(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Income from Operations
Energy Solutions Segment	$5,901	$10,535	$9,525	$14,359
Industrial Solutions Segment	1,273	1,935	2,642	4,669
Fluid Handling Solutions Segment	2,182	4,148	5,392	7,457
Corporate and Other(2)	(6,539)	(6,935)	(2,025)	(14,782)
Eliminations	(236)	(428)	(822)	(1,098)
Income from operations	$2,581	$9,255	$14,712	$10,605
(2)

Includes gain on divestitures, net of selling costs, corporate compensation, professional services, information technology and other general and administrative corporate expenses.  This figure excludes earnout expenses, which are recorded in the segment in which the expense occurs.  See Note 7 to the unaudited condensed consolidated financial statements for the earnout expenses by segment.

Energy Solutions Segment

Our Energy Solutions segment, formerly our Energy segment, net sales decreased $1.4 million to $51.1 million in the second quarter of 2018 compared with $52.5 million in the same period of 2017. The decrease is due primarily to volume decreases for the Company’s refinery related products and services period over period.

Net sales for the Energy Solutions segment decreased $15.1 million to $91.1 million in the first six months of 2018 compared with $106.2 million in the same period of 2017.  The decrease is due primarily to volume decreases for the Company’s refinery related products and services and the Company’s natural gas turbine exhaust systems related products and services period over period.

Operating income for the Energy Solutions segment decreased $4.6 million to $5.9 million in the second quarter of 2018 from $10.5 million in the same period of 2017. The decrease is primarily attributable to the Zhongli earnout adjustment resulting in income of $5.7 million in the second quarter of 2017. The decrease in the second quarter of 2018 was partially offset by realizing benefits related to the restructuring program initiated in the fourth quarter of 2017.

Operating income for the Energy Solutions segment decreased $4.8 million to $9.5 million in the first six months of 2018 compared with $14.4 million in operating income in the same period of 2017.  Operating income in the first six months of 2018 and 2017 included $0.4 million of expense and $1.8 million of income, respectively, related to earnout adjustments during these periods.  The decrease in operating income excluding the earnout adjustment was primarily due to incurring $2.3 million in warranty expense and $2.0 million in legacy design repairs during the first six months of 2017, compared to warranty expense of $0.1 million during the first six months of 2018.  The decrease in operating income was also partially attributable to lower gross profit on decreased sales.

Industrial Solutions Segment

Our Industrial Solutions segment, formerly our Environmental segment, net sales decreased $4.5 million to $18.3 million in the second quarter of 2018 compared with $22.8 million in the second quarter of 2017. The decrease is due primarily to volume decreases for the Company’s wet scrubbers and mist eliminators, which was partially offset by increases in the Company’s air pollution control and product recovery products period over period.

Net sales for the Industrial Solutions segment decreased $10.0 million to $36.1 million in the first six months of 2018 compared with $46.1 million in the first six months of 2017. The decrease is due primarily to volume decreases for the Company’s wet scrubbers, mist eliminators and for the installation and fabrication of duct work and related equipment period over period.

Operating income for the Industrial Solutions segment decreased $0.6 million to $1.3 million in the second quarter of 2018 compared with $1.9 million in the second quarter of 2017. The decrease is primarily attributable to the decrease in sales.

Operating income for the Industrial Solutions segment decreased $2.1 million to $2.6 million in the first six months of 2018 compared with $4.7 million in the first six months of 2017. The decrease is primarily attributable to the decrease in sales.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment, formerly our Fluid Handling and Filtration segment, net sales decreased $6.5 million to $11.8 million in the second quarter of 2018 compared with $18.3 million in the second quarter of 2017. The decrease is primarily attributable to the divestitures of Keystone and Strobic, which combined for sales of $5.2 million in the second quarter of 2017 compared to zero in the same period of 2018. Additionally, the decrease is due to a sales volume decline period over period related to pumps.

Net sales for the Fluid Handling Solutions segment decreased $6.2 million to $28.0 million in the first six months of 2018 compared with $34.2 million in the first six months of 2017. The decrease is primarily attributable to the divestitures of Keystone and Strobic, which combined for sales of $9.8 million in the first six months of 2017 compared to $4.8 million in the same period of 2018.  Additionally, the decrease is due to a sales volume decline period over period related to pumps.

Operating income for the Fluid Handling Solutions segment decreased $1.9 million to $2.2 million in the second quarter of 2018 compared with $4.1 million in the second quarter of 2017. The decrease is primarily attributable to the decrease in sales and reduced operating income of $1.1 million from the divestitures of Keystone and Strobic.

Operating income for the Fluid Handling Solutions segment decreased $2.1 million to $5.4 million in the first six months of 2018 compared with $7.5 million in the first six months of 2017. The decrease is primarily attributable to the decrease in sales and reduced operating income of $0.8 million from the divestitures of Keystone and Strobic.

Corporate and Other Segment

Operating expense for the Corporate and Other segment was $6.5 million in the second quarter of 2018 compared with operating expense of $6.9 million in the second quarter of 2017.  The decrease in operating expenses is primarily attributable to $0.4 million of executive transition expenses in the second quarter of 2017 that did not re-occur in the second quarter of 2018.

Operating expense for the Corporate and Other segment was $2.0 million in the first six months of 2018 compared with operating expense of $14.8 million in the first six months of 2017.  The decrease in operating expenses is primarily attributable to the $11.1 million gain on divestitures, net of selling costs.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Our customers may have the right to cancel a given order, although historically cancellations have been rare. Our backlog as of June 30, 2018 was $200.0 million compared with $168.9 million as of December 31, 2017 .  Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. The Company transferred $7.7 million of orders from backlog as of the date of the divestitures as a result of the sale of Keystone and Strobic. There have been no other orders removed from backlog that were previously disclosed as backlog in prior quarters in the first six months of 2018.  Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At June 30, 2018, the Company had working capital of $71.7 million, compared with $66.1 million at December 31, 2017.  The ratio of current assets to current liabilities was 1.65 to 1 on June 30, 2018, as compared with a ratio of 1.61 to 1 at December 31, 2017.  The $5.6 million increase in working capital from December 31, 2017 to June 30, 2018, was primarily related to a decrease in current portion of debt ($11.3 million), an increase in cash and cash equivalents ($5.7 million), an increase in prepaid expenses and other current assets ($1.8 million), an increase in inventories ($1.5 million), an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($1.2 million), offset by an increase in accounts payable and accrued expenses ($8.6 million), a decrease in prepaid income taxes payable ($1.2 million), a decrease in assets held for sale ($1.1 million), an increase in billings in excess of costs and estimated earnings on uncompleted contracts ($2.9 million), and an increase in income taxes payable ($1.6 million).  During the six months ended June 30, 2018, the Company made prepayments of $29.2 million on the outstanding balance of the term loan, of which $11.3 million was applied to the short-term portion of the debt balance and $17.9 million was applied to the long-term portion of the debt balance.  Total repayments of debt during the six months ended June 30, 2018 was $34.5 million.  As of June 30, 2018 and December 31, 2017, the Company holds a note payable for $5.3 million dollars, which is expected to become due in fiscal year 2018.

At June 30, 2018 and December 31, 2017, cash and cash equivalents totaled $35.6 million and $29.9 million, respectively. As of June 30, 2018 and December 31, 2017, $22.6 million and $19.7 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at June 30, 2018 and December 31, 2017:

(Table only in thousands)	June 30, 2018	December 31, 2017
Outstanding borrowings under Credit Facility (defined below). Term loan balance due upon maturity in September 2020.
- Term loan	$83,147	$113,903
- U.S. Dollar revolving loans	—	1,000
- Unamortized debt discount	(2,252)	(2,834)
Total outstanding borrowings under Credit Facility	80,895	112,069
Outstanding borrowings (U.S. dollar equivalent) under Aarding Facility	—	2,764
Total outstanding borrowings	80,895	114,833
Less: current portion	—	11,296
Total debt, less current portion	$80,895	$103,537

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan, senior secured U.S. dollar revolving loans with sub-facilities for letters of credit and swing-line loans and senior secured multi-currency revolving credit facility for U.S. dollar and specific foreign currency loans (collectively, the “Credit Facility”).  As of June 30, 2018 and December 31, 2017, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility and other non-U.S. credit facilities and agreements is as follows:

(dollars in millions)	June 30, 2018	December 31, 2017
Credit Facility, U.S. Dollar revolving loans	$60.5	$60.5
Draw down	—	(1.0)
Letters of credit open	(21.8)	(24.4)
Credit Facility, Multi-currency revolving facilities	19.5	19.5
Netherlands facilities (€13.0 million at June 30, 2018 and at December 31, 2017 in U.S. Dollar equivalent)	15.2	15.6
Draw down	—	(2.8)
Letters of credit open	(8.7)	(3.9)
China Facility	4.5	4.6
Draw down	—	—
Total unused credit availability	$69.2	$68.1
Amount available based on borrowing limitations	$24.7	$18.7

Overview of Cash Flows and Liquidity

	For the Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$9,859	$1,675
Net cash provided by (used in) investing activities	30,213	(597)
Net cash used in financing activities	(34,098)	(20,632)
Effect of exchange rate changes on cash and cash equivalents	(793)	472
Net increase (decrease) in cash	$5,181	$(19,082)

For the six months ended June 30, 2018, $9.9 million of cash was provided by operating activities compared with $1.7 million provided by operating activities in the prior year period. The $8.2 million increase in cash flow from operating activities was due primarily to favorable net working capital items in the first six months of 2018 compared with the same period in 2017. The incremental cash provided was comprised of $20.6 million in accounts payable and accrued expenses, $3.0 million in income taxes payable, $14.9 million in billings in excess of costs and estimated earnings on uncompleted contracts, and $0.6 million in prepaid expense and other current assets, as well as the increase in cash provided consisting of a $5.7 million decrease in earnout payments. The incremental cash used was comprised of $23.9 million in accounts receivable, $1.2 million in inventories, $1.3 million in costs and estimated earnings in excess of billings on uncompleted contracts, and approximately $1.0 million in deferred charges and other assets.

For the six months ended June 30, 2018, net cash provided by investing activities was $30.2 million compared with net cash used in investing activities of $0.6 million in the prior year period.  In the first six months of 2018, cash provided by investing activities was primarily the result of cash proceeds from divestitures totaling $30.7 million and cash used for the acquisitions of property and equipment totaling $0.6 million. In the prior year period, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $0.6 million.

For the six months ended June 30, 2018, net cash used in financing activities was $34.1 million due principally to net term loan repayments of $30.8 million and $3.8 million in net revolving credit line repayments. For the six months ended June 30, 2017, net cash used in financing activities was $20.6 million due principally to net term loan repayments of $7.7 million, net payments on revolving credit facilities of $1.1 million, earnout payments classified as financing activities of $7.4 million and $5.2 million in dividends paid to common stockholders, partially offset by $1.2 million received from the employee stock purchase plan, exercise of stock options and dividend reinvestment plan.

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

Management believes there have been no changes during the six-month period ended June 30, 2018, other than disclosed in Note 17 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and include, but are not limited to: our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates; fluctuations in operating results from period to period due to cyclicality or seasonality of the business; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; and the effect of competition in the Industrial Solutions segment, Energy Solutions segment and Fluid Handling Solutions segment industries. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to changes in interest rates. We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes. However, we do have an interest rate swap in place as of June 30, 2018 to hedge against a portion of our interest rate exposure related to debt indexed to LIBOR market rates.  See Note 8 “Senior Debt” to the condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, for further information on this interest rate swap.

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $80.9 million at June 30, 2018. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2018. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate, excluding the portion of debt which has an interest rate fixed by the interest rate swap described above, at June 30, 2018 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 8, 2018