Form 10-Q
period 2019-06-30
CECO ENVIRONMENTAL CORP
filed 2019-08-06
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,204,911 shares of common stock, par value $0.01 per share, as of July 31, 2019.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2019

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2019	DECEMBER 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,828	$43,676
Restricted cash	1,127	762
Accounts receivable, net	60,037	53,225
Costs and estimated earnings in excess of billings on uncompleted contracts	32,205	29,694
Inventories, net	22,376	20,817
Prepaid expenses and other current assets	12,754	10,117
Prepaid income taxes	2,005	1,388
Assets held for sale	1,182	1,186
Total current assets	160,514	160,865
Property, plant and equipment, net	11,858	22,200
Right-of-use assets from operating leases (Note 12)	13,056	—
Goodwill	152,199	152,156
Intangible assets – finite life, net	35,527	35,959
Intangible assets – indefinite life	14,342	18,258
Deferred charges and other assets	4,230	3,144
Total assets	$391,726	$392,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,500	$—
Accounts payable and accrued expenses	75,084	80,229
Billings in excess of costs and estimated earnings on uncompleted contracts	22,015	20,144
Note payable	—	1,700
Income taxes payable	—	1,813
Total current liabilities	99,599	103,886
Other liabilities	19,343	26,925
Debt, less current portion	72,539	74,456
Deferred income tax liability, net	6,976	8,755
Operating lease liabilities (Note 12)	10,700	—
Total liabilities	209,157	214,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,180,060 and 34,953,825 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	352	349
Capital in excess of par value	252,916	251,409
Accumulated loss	(56,668)	(59,427)
Accumulated other comprehensive loss	(13,675)	(13,415)
	182,925	178,916
Less treasury stock, at cost, 137,920 shares at June 30, 2019 and December 31, 2018	(356)	(356)
Total shareholders’ equity	182,569	178,560
Total liabilities and shareholders' equity	$391,726	$392,582

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net sales	$81,179	$81,089	$167,190	$155,229
Cost of sales	54,333	53,937	111,911	102,143
Gross profit	26,846	27,152	55,279	53,086
Selling and administrative expenses	22,426	21,967	43,740	43,931
Amortization and earnout expenses	2,153	2,493	4,313	5,397
Loss (gain) on divestitures, net of selling costs	—	73	70	(11,104)
Restructuring expenses	249	38	249	150
Income from operations	2,018	2,581	6,907	14,712
Other income (expense), net	808	(373)	168	(711)
Interest expense	(1,460)	(1,793)	(3,004)	(3,713)
Income before income taxes	1,366	415	4,071	10,288
Income tax (benefit) expense	(4,149)	1,316	(3,308)	5,426
Net income (loss)	$5,515	$(901)	$7,379	$4,862
Earnings (loss) per share:
Basic	$0.16	$(0.03)	$0.21	$0.14
Diluted	$0.15	$(0.03)	$0.21	$0.14
Weighted average number of common shares outstanding:
Basic	34,923,587	34,669,810	34,879,811	34,631,519
Diluted	35,582,727	34,669,810	35,471,628	34,715,141

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (loss)	$5,515	$(901)	$7,379	$4,862
Other comprehensive (loss) income, net of tax:
Interest rate swap	(293)	55	(506)	248
Foreign currency translation	(744)	(3,292)	234	(1,282)
Comprehensive (loss) income	$4,478	$(4,138)	$7,107	$3,828

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2017	34,708	$347	$248,170	$(52,673)	$(8,919)	(138)	$(356)	$186,569
Net income for the six-months ended June 30, 2018				4,862				4,862
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2018-02) and (ASU 2014-09)				415	(1,067)			(652)
Exercise of stock options	8	—	33					33
Restricted stock units issued	12	2	(99)	(24)				(121)
Share based compensation earned	19	—	1,570					1,570
Adjustment for interest rate swap					248			248
Translation loss					(1,282)			(1,282)
Balance June 30, 2018	34,747	$349	$249,674	$(47,420)	$(11,020)	(138)	$(356)	$191,227

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$178,560
Net income for the six-months ended June 30, 2019				7,379				7,379
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2017-12) and (ASU 2016-02)				(4,602)	12			(4,590)
Restricted stock units issued	212	3	(322)	(18)				(337)
Share based compensation earned	14	—	1,829					1,829
Adjustment for interest rate swap					(506)			(506)
Translation gain					234			234
Balance June 30, 2019	35,180	$352	$252,916	$(56,668)	$(13,675)	(138)	$(356)	$182,569

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,379	$4,862
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,520	6,956
Unrealized foreign currency loss	258	746
Net gain on interest rate swaps	(248)	(104)
Earnout payments	—	(2,050)
Gain on sale of property and equipment	—	(9)
Loss (gain) on divestitures	70	(11,104)
Debt discount amortization	847	582
Share-based compensation expense	1,756	1,488
Bad debt expense	394	646
Inventory reserve expense	361	444
Deferred income tax benefit	(337)	(744)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(7,046)	(6,539)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,416)	(2,911)
Inventories	(1,929)	(1,629)
Prepaid expense and other current assets	(3,366)	2,407
Deferred charges and other assets	(1,703)	(219)
Accounts payable and accrued expenses	(8,291)	12,605
Billings in excess of costs and estimated earnings on uncompleted contracts	1,854	3,110
Income taxes payable	(1,656)	1,589
Other liabilities	(2,744)	(291)
Net cash (used in) provided by operating activities	(11,297)	9,835
Cash flows from investing activities:
Acquisitions of property and equipment	(1,201)	(591)
Net cash proceeds from divestitures	—	30,692
Proceeds from sale of property and equipment	—	112
Net cash (used in) provided by investing activities	(1,201)	30,213
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit lines	853	(3,792)
Repayments of debt	(1,700)	(30,756)
Deferred financing fees paid	(1,117)	—
Proceeds from lease financing transaction	—	800
Payments on finance leases and financing liability	(232)	(344)
Proceeds from employee stock purchase plan and exercise of stock options	75	18
Net cash used in financing activities	(2,121)	(34,074)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	136	(793)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,483)	5,181
Cash, cash equivalents and restricted cash at beginning of period	44,438	30,659
Cash, cash equivalents and restricted cash at end of period	$29,955	$35,840
Cash paid during the period for:
Interest	$2,300	$2,924
Income taxes	$3,582	$3,318
Non-cash transaction:
Net consideration receivable from divestiture	$—	$2,685

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2019 and the results of operations, cash flows and shareholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018. The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

Accounting Standards adopted in Fiscal 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which, together with its related clarifying ASUs, provides revised guidance for lease accounting and related disclosure requirements and establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the guidance, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. We adopted ASU 2016-02 effective January 1, 2019, using the modified retrospective method which was applied to leases that existed or were entered into on or after January 1, 2019.  The Company elected to utilize the package of practical expedients that allows us to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. We also elected to not separate lease and non-lease components, for all leases. The adoption of this standard had a material impact on our consolidated balance sheet due to the recognition of ROU assets and liabilities for our operating leases totaling $13.3 million, as well as an adjustment to beginning equity of $4.6 million, net of tax, related to a prior sales lease back transaction. The adoption of the standard did not have a material impact on our statement of operations or liquidity. See Note 12 – Leases for disclosures related to the amended guidance.

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

3.	Accounts Receivable

(table only in thousands)	June 30, 2019	December 31, 2018
Contract receivables	$50,458	$48,826
Trade receivables	12,375	7,296
Allowance for doubtful accounts	(2,796)	(2,897)
Total accounts receivable	$60,037	$53,225

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.3 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was $0.3 million and $0.5 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.6 for the six-month periods ended June 30, 2019 and 2018, respectively.

4.	Costs and Estimated Earnings on Uncompleted Contracts

Our contracts have various lengths to completion ranging from a few days to several months. We anticipate that a majority of our current contracts will be completed within the next twelve to eighteen months. A significant amount of our revenue within the Energy Solutions and Industrial Solutions segments is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. The assets and liabilities recognized in association with these contracts are as follows:

(table only in thousands)	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$180,241	$174,168
Estimated earnings	72,881	67,427
Total costs and estimated earnings on uncompleted contracts, gross	253,122	241,595
Less billings to date	(242,932)	(232,045)
Total costs and estimated earnings on uncompleted contracts, net	$10,190	$9,550
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,205	$29,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,015)	(20,144)
Total costs and estimated earnings on uncompleted contracts, net	$10,190	$9,550

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs, and are recognized in the period in which the revisions are made.  No provision for estimated losses on uncompleted contracts was required as of June 30, 2019 or December 31, 2018.

5.	Inventories

(table only in thousands)	June 30, 2019	December 31, 2018
Raw materials	$16,747	$15,819
Work in process	7,345	6,098
Finished goods	756	807
Obsolescence allowance	(2,472)	(1,907)
Total inventories	$22,376	$20,817

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.1 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $0.4 million for the six-month periods ended June 30, 2019 and 2018.

6.	Goodwill and Intangible Assets

(table only in thousands)	Six months ended June 30, 2019		Year ended December 31, 2018
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$152,156	$18,258	$166,951	$19,691
Transfers to finite life classification	—	(3,904)	—	—
Divestitures	—	—	(14,317)	(1,340)
Foreign currency translation	43	(12)	(478)	(93)
	$152,199	$14,342	$152,156	$18,258

(table only in thousands)	As of June 30, 2019		As of December 31, 2018
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$9,933	$14,457	$9,414
Customer lists	68,943	41,342	68,943	37,873
Noncompetition agreements	910	835	910	762
Tradename	5,294	845	1,390	579
Foreign currency adjustments	(1,521)	(399)	(1,520)	(407)
	$88,083	$52,556	$84,180	$48,221

Activity for the six-months ended June 30, 2019 and 2018 is as follows:

(table only in thousands)	2019	2018
Intangible assets – finite life, net at beginning of period	$35,959	$49,956
Amortization expense	(4,320)	(4,988)
Divestitures	—	(2,372)
Transfers from indefinite life classification	3,904	—
Foreign currency adjustments	(16)	(152)
Intangible assets – finite life, net at end of period	$35,527	$42,444

Amortization expense of finite life intangible assets was $2.2 million and $2.4 million for the three-month periods ended June 30, 2019 and 2018, respectively and $4.3 million and $5.0 million for the six-month periods ended June 30, 2019 and 2018. Amortization over the next five years for finite life intangibles is expected to be $4.1 million for the remainder of 2019, $6.8 million in 2020, $5.7 million in 2021, $4.8 million in 2022, and $4.0 million in 2023.

During the six-month period ended June 30, 2019, the Company reassessed the useful lives of certain tradenames and determined that $3.9 million of their tradenames would have useful lives of 10 years now versus indefinite. The Company did not identify any triggering events during the three-month period ended June 30, 2019 that would require an interim impairment assessment of goodwill or intangible assets.

7.	Accounts Payable and Accrued Expenses

(table only in thousands)	June 30, 2019	December 31, 2018
Trade accounts payable, including due to subcontractors	$48,174	$51,984
Compensation and related benefits	6,056	7,578
Short-term lease liabilities	2,935	—
Accrued warranty	3,947	3,384
Contract liabilities	5,053	6,541
Other accrued expenses	8,919	10,742
Total accounts payable and accrued expenses	$75,084	$80,229

8.	Senior debt

Debt consisted of the following at June 30, 2019 and December 31, 2018:

(table only in thousands)	June 30, 2019	December 31, 2018

Outstanding borrowings under Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$50,000	$76,147
- Revolving Credit Loan	27,000	—
- Unamortized debt discount	(1,961)	(1,691)
Total outstanding borrowings under Credit Facility	75,039	74,456

Less: current portion	(2,500)	—
Total debt, less current portion	$72,539	$74,456

Scheduled principal payments under our new Credit Facility are $1.2 million in 2019, $2.5 million in 2020, $3.1 million in 2021, $3.8 million in 2022, $4.4 million in 2023, $35.0 million in 2024.

United States Debt

On June 11, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The new Credit Facility amends the Company’s existing amended and restated agreement, dated September 3, 2015. Pursuant to the new Credit Facility, the lenders provided a term loan in the aggregate principal amount of $50.0 million and the lenders increased their senior secured revolving credit commitments to the aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the new Credit Facility extended the maturity date to June 11, 2024, reduced interest rates, and redefined certain financial covenants.

As of June 30, 2019 and December 31, 2018, $15.7 million and $29.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $97.3 million and $50.7 million at June 30, 2019 and December 31, 2018, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the new Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 4.41% and 5.27% at June 30, 2019 and December 31, 2018, respectively.

In connection with the new Credit Facility, the Company terminated its existing interest rate swap agreement. The fair value of the interest rate swap was zero and an asset of $0.5 million as of June 30, 2019 and December 31, 2018, respectively, and is classified within the “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. The Company designated the interest rate swap as an effective hedge until the date of termination; therefore, the changes to the fair value of the interest rate swap were recorded in other comprehensive income, until the date of termination. Upon termination of the swap agreement, $0.2 million previously recognized in other comprehensive income was recognized into income during the three- and six-month periods ended June 30, 2019, and is classified within “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

Under the terms of the new Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio.  Through September 30, 2020, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 through September 30, 2021. The Consolidated Net Leverage Ratio will then decrease to 3.25 until the end of the term of the new Credit Facility.

As of June 30, 2019 and December 31, 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

In connection with the new Credit Facility, the Company paid $1.1 million in customary closing fees during the three-month period ended June 30, 2019 that were deferred and classified as a debt discount. Additionally, during the three-month period ended June 30, 2019, $0.4 million of the existing debt discount was expensed, and classified as interest expense, as a result of the debt modification.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the new Credit Facility.  The new Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the new Credit Facility. As of June 30, 2019, $10.5 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.1 million in bank guarantees were outstanding as of June 30, 2019.  As of June 30, 2019, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.	Earnings and Dividends per Share

The computational components of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2019 and 2018 are below.

	For the three-month period ended June 30,
	2019	2018
(table only in thousands) Numerator (for basic and diluted earnings (loss) per share)
Net income (loss)	$5,515	$(901)

Denominator
Basic weighted-average shares outstanding	34,924	34,670
Common stock equivalents arising from stock options and restricted stock awards	659	—
Diluted weighted-average shares outstanding	35,583	34,670

	For the six-month period ended June 30,
	2019	2018
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income	$7,379	$4,862

Denominator
Basic weighted-average shares outstanding	34,880	34,632
Common stock equivalents arising from stock options and restricted stock awards	592	83
Diluted weighted-average shares outstanding	35,472	34,715

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2019 and 2018, 0.4 million and 0.6 million, respectively, and during the six-month periods ended June 30, 2019 and 2018, 0.5 million and 0.6 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

10.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.0 million and $0.8 million of share compensation related expense during the three-month periods ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.4 million during the six-month periods ended June 30, 2019 and 2018, respectively.

The Company granted zero options during the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

The Company granted approximately 64,000 and 910,000 restricted stock units during the three-month periods ended June 30, 2019 and 2018, respectively and approximately 464,000 and 930,000 restricted stock units during the six-month periods ended June 30, 2019 and 2018.  The weighted-average fair value of restricted stock units was estimated at $7.49 and $5.10 per unit granted during the six-months ended June 30, 2019 and 2018, respectively.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were approximately 1,000 and 8,000 options exercised during the six-months ended June 30, 2019 and 2018, respectively.  The Company received $7,000 and $28,000 in cash from employees exercising options during the six-months ended June 30, 2019 and 2018. The intrinsic value of options exercised during the six-months ended June 30, 2019 and 2018 was approximately $1,000 and $20,000, respectively.

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

We present service cost within cost of sales and selling and administrative expenses depending on where the relevant employees compensation costs are recorded, and we present other components of net periodic benefit cost (gain) within “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(table only in thousands)	2019	2018	2019	2018
Pension plan:
Service cost	$—	$—	$—	$—
Interest cost	326	298	652	595
Expected return on plan assets	(313)	(378)	(627)	(756)
Amortization of net actuarial loss	65	59	132	119
Net periodic benefit cost (gain)	$78	$(21)	$157	$(42)
Health care plan:
Interest cost	$1	$1	$1	$1
Amortization of loss	2	2	4	4
Net periodic benefit cost	$3	$3	$5	$5

We made contributions to our defined benefit plans during the six-months ended June 30, 2019 and 2018 totaling $0.2 million and $0.6 million, respectively. We anticipate $0.3 million and $24,000 of further contributions to fund the pension plan and the retiree health care plan, respectively, during the remainder of 2019. The unfunded liability of the plans of $8.7 million and $8.8 million as of June 30, 2019 and December 31, 2018, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

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

The components of lease expense were as follows:

(table only in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost (a)	$926	$1,839
Finance lease cost:
Amortization of right-of-use assets	77	154
Interest on lease liability	91	183
Total finance lease cost	168	337
Total lease cost	$1,094	$2,176
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

(table only in thousands)	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,756
Operating cash flows from finance leases	$183
Financing cash flows from finance leases	$232
Right of use assets obtained in exchange for lease obligations
Operating leases	$1,583

Supplemental balance sheet information related to leases was as follows:

(table only in thousands)	June 30, 2019
Operating leases
Right-of-use assets from operating leases	$13,056

Accounts payable and accrued expenses	$2,438
Operating lease liabilities	10,700
Total operating lease liabilities	$13,138

Finance leases
Property, plant and equipment, net	$3,384

Accounts payable and accrued expenses	$497
Other liabilities	7,605
Total finance lease liabilities	$8,102

Weighted-average remaining lease term
Operating leases	8 years
Finance leases	12 years
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.5%

As of June 30, 2019, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2019	$1,502	$280
2020	2,780	855
2021	2,371	872
2022	1,719	889
2023	1,597	907
Thereafter	6,052	6,409
Total minimum lease payments	$16,021	$10,212
Less imputed interest	(2,883)	(2,110)
Lease liability	$13,138	$8,102

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

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2014 forward remain open for examination by Federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2019 and December 31, 2018, the liability for uncertain tax positions totaled approximately $1.0 million, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to U.S. income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), we intend to repatriate foreign-held cash as needed.  As of June 30, 2019 and December 31, 2018, we have recorded deferred income taxes of approximately $0.4 and $0.6 million, respectively, on the undistributed earnings of our foreign subsidiaries. This amount is attributable primarily to the foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations.

Income tax benefit was $4.2 million for the second quarter of 2019 and $3.3 million for the first six months of 2019, compared with income tax expense of $1.3 million for the second quarter of 2018 and $5.4 million for the first six months of 2018. The effective income tax rate for the second quarter of 2019 was (303.7%) compared with 317.1% for second quarter of 2018.  The effective income tax rate was (81.3%) for the first six months of 2019, compared with 52.7% for the first six months of 2018. The effective income tax rates for the three and six months ended June 30, 2019 were negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million upon finalization of a tax position related to the 2018 divestiture of Zhongli. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, return-to-provision adjustments, and differences in tax rates among the jurisdictions in which we operate.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2019 and December 31, 2018, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $77.0 million and $76.1 million at June 30, 2019 and December 31, 2018, respectively.  The fair value of the note payable was $1.7 million at December 31, 2018.

At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $28.8 million and $43.7 million, respectively, of which $21.7 million and $23.3 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

15.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2019 for cases involving asbestos-related claims were $2.9 million, of which, together with all legal fees other than corporate counsel expenses, $2.8 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $35,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 198 cases pending against the Company as of June 30, 2019 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 208 cases that were pending as of December 31, 2018. During the six-months ended June 30, 2019, 24 new cases were filed against the Company, and the Company was dismissed from 28 cases and settled six cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Operations.

During the first quarter of 2019, as a result of further evaluating the Company’s operating structure, management determined that a minor realignment of the Company’s segments with current customer solutions we provide and end markets we serve would help maximize growth and improve customer experience. As a result of this minor realignment, the operating results of the reportable segments Fluid Handling Solutions and Industrial Solutions have been reclassified to have their results align for the three-month and six-month periods ended June 30, 2019 and 2018.

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

Fluid Handling Solutions segment:  Our Fluid Handling Solutions segment offers unique pump and filtration solutions that maintain safe and clean operations in some of the most harsh and toxic environments. In this market, we provide solutions for mission-critical applications to a wide variety of industries including, but not limited to, plating and metal finishing, automotive, food and beverage, chemical, petrochemical, pharmaceutical, wastewater treatment, desalination and the aquarium & aquaculture markets.

The financial segment information is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$50,572	$51,136	$105,760	$91,109
Industrial Solutions Segment	20,083	19,517	38,936	37,965
Fluid Handling Solutions Segment	10,524	10,598	22,494	26,155
Corporate and Other(1)	—	(162)	—	—
Net sales	$81,179	$81,089	$167,190	$155,229
(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Income from Operations
Energy Solutions Segment	$6,351	$5,901	$15,642	$9,525
Industrial Solutions Segment	515	1,480	1,117	2,678
Fluid Handling Solutions Segment	1,481	1,975	3,839	5,356
Corporate and Other(2)	(6,329)	(6,539)	(13,691)	(2,025)
Eliminations	—	(236)	—	(822)
Income from operations	$2,018	$2,581	$6,907	$14,712

(2)

Includes gain (loss) on divestitures, net of selling costs (see Note 17 – Divestitures), corporate compensation, professional services, information technology, and other general and administrative corporate expenses.  This figure excludes earnout expenses, which are recorded in the segment in which the expense occurs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Property and Equipment Additions
Energy Solutions Segment	$111	$15	$161	$32
Industrial Solutions Segment	102	90	163	165
Fluid Handling Solutions Segment	337	11	489	284
Corporate and Other	229	10	388	110
Property and equipment additions	$779	$126	$1,201	$591

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Depreciation and Amortization
Energy Solutions Segment	$1,561	$2,190	$3,141	$4,348
Industrial Solutions Segment	337	208	671	494
Fluid Handling Solutions Segment	734	999	1,472	1,989
Corporate and Other	117	62	236	125
Depreciation and amortization	$2,749	$3,459	$5,520	$6,956

(dollars in thousands)	June 30, 2019	December 31, 2018
Identifiable Assets
Energy Solutions Segment	$252,051	$245,842
Industrial Solutions Segment	57,839	55,582
Fluid Handling Solutions Segment	71,461	72,507
Corporate and Other(3)	10,375	18,651
Identifiable assets	$391,726	$392,582
(3)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	June 30, 2019	December 31, 2018
Goodwill
Energy Solutions Segment	$97,186	$97,143
Industrial Solutions Segment	23,436	23,436
Fluid Handling Solutions Segment	31,577	31,577
Goodwill	$152,199	$152,156

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three Months Ended June 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$51,656	$(973)	$(111)	$—	$—	$50,572
Industrial Solutions Segment	22,702	(1,800)	—	(812)	(7)	20,083
Fluid Handling Solutions Segment	10,950	(340)	(86)	—	—	10,524
Corporate and Other	—	—	—	—	—	—
Net Sales	$85,308	$(3,113)	$(197)	$(812)	$(7)	$81,179

	Three Months Ended June 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$53,322	$(1,929)	$(252)	$—	$(5)	$51,136
Industrial Solutions Segment	20,864	(814)	—	(533)	—	19,517
Fluid Handling Solutions Segment	11,215	(294)	(323)	—	—	10,598
Corporate and Other	—	—	—	—	(162)	(162)
Net Sales	$85,401	$(3,037)	$(575)	$(533)	$(167)	$81,089

	Six Months Ended June 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$107,806	$(1,864)	$(170)	$—	$(12)	$105,760
Industrial Solutions Segment	44,524	(3,977)	—	(1,558)	(53)	38,936
Fluid Handling Solutions Segment	23,366	(734)	(138)	—	—	22,494
Corporate and Other	—	—	—	—	—	—
Net Sales	$175,696	$(6,575)	$(308)	$(1,558)	$(65)	$167,190

	Six Months Ended June 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$96,450	$(4,398)	$(938)	$—	$(5)	$91,109
Industrial Solutions Segment	40,243	(1,605)	—	(673)	—	$37,965
Fluid Handling Solutions Segment	27,331	(809)	(367)	—	—	$26,155
Corporate and Other	—	—	—	—	—	$—
Net Sales	$164,024	$(6,812)	$(1,305)	$(673)	$(5)	$155,229

17.	Divestitures

Strobic Air Corporation

On March 30, 2018, the Company completed the sale of Strobic Air Corporation (“Strobic”) as part of its strategic decision to exit brands that do not align with the CECO portfolio to increase focus on better serving the energy and industrial solutions and fluid handling markets.  The sales price was $28.5 million, subject to post-closing purchase price adjustments. The disposition resulted in a gain of $6.9 million recorded in the first quarter of 2018, comprised of $27.9 million of net proceeds received as consideration after estimated post-closing purchase price adjustments less net assets disposed of $18.8 million and transaction costs of $2.2 million.  The net assets disposed were primarily comprised of $13.0 million of goodwill, $2.3 million of definite-lived intangible assets and $1.2 million of indefinite-lived intangible assets allocated to the Strobic business. In the first quarter of 2018, Strobic reported $4.2 million in net sales and $1.1 million in income from operations.  Strobic results through the date of disposition are included within income before income taxes in the Condensed Consolidated Statements of Operations and are reported within the Fluid Handling Solutions segment. The sale of Strobic did not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

Keystone Filter

On February 28, 2018, the Company completed the sale of the Keystone Filter brand (“Keystone”). The sales price was $7.5 million, subject to post-closing purchase price adjustments. The disposition resulted in a gain of $4.3 million recorded in the first quarter of 2018, comprised of $7.2 million of net proceeds received as consideration after estimated post-closing purchase price adjustments less net assets disposed of $2.7 million and transaction costs of $0.2 million.  Keystone results are reported within the Fluid Handling Solutions segment through the date of disposition.

Zhongli

On November 27, 2018, the Company completed the sale of Jiangyin Zhongli Industrial Technology Co. Ltd (“Zhongli”), a business in our Energy Solutions segment operating in China for a price of $3.6 million.  In the third quarter of 2018, we classified the assets and liabilities of Zhongli as held-for-sale.  In connection with classifying this business as held-for-sale, GAAP required us to assess impairment by comparing the estimated selling price, less cost to sell to our carrying value in Zhongli.  Based on this analysis, we recorded a $15.1 million estimated loss. The disposal of this business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.  During the three-month and six-month periods ended June 30, 2018, Zhongli reported net sales of $1.2 million and $2.9 million, respectively.  Zhongli results are reported within the Energy Solutions segment through the date of disposition.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2019 and 2018 reflect the consolidated operations of the Company and its subsidiaries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net sales	$81.2	$81.1	$167.2	$155.2
Cost of sales	54.4	53.9	111.9	102.1
Gross profit	$26.8	$27.2	$55.3	$53.1
Percent of sales	33.0%	33.5%	33.1%	34.2%
Selling and administrative expenses	22.4	22.0	43.8	43.9
Percent of sales	27.6%	27.1%	26.2%	28.3%
Amortization and earnout expenses	2.2	2.5	4.3	5.4
Loss (gain) on divestitures, net of selling costs	—	0.1	0.1	(11.1)
Restructuring expenses	0.2	—	0.2	0.2
Operating income	$2.0	$2.6	$6.9	$14.7
Operating margin	2.5%	3.2%	4.1%	9.5%

To compare operating performance between the three-month and six-month periods ended June 30, 2019 and 2018, the Company has adjusted GAAP operating income to exclude (1) loss (gain) on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earnout expenses, and (3) restructuring expenses.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Operating income as reported in accordance with GAAP	$2.0	$2.6	$6.9	$14.7
Operating margin in accordance with GAAP	2.5%	3.2%	4.1%	9.5%
Amortization and earnout expenses	2.2	2.5	4.3	5.4
Loss (gain) on divestitures, net of selling costs	—	0.1	0.1	(11.1)
Restructuring expenses	0.2	—	0.2	0.2
Non-GAAP operating income	$4.4	$5.2	$11.5	$9.2
Non-GAAP operating margin	5.4%	6.4%	6.9%	5.9%

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

Consolidated sales for the second quarter of 2019 increased $0.1 million, to $81.2 million compared with $81.1 million in the second quarter of 2018. The increase is primarily attributable to increases in the Company’s products serving clean air and midstream oil & gas markets partially offset by the impact of the divested Zhongli business. Excluding the impact of the divested business, sales increased $1.3 million, or 1.6%.

Consolidated sales for the first six months of 2019 increased $12.0 million, or 7.7%, to $167.2 million compared with $155.2 million in the first six months of 2018. The increase is primarily attributable to volume growth for the Company’s refinery-related products and midstream oil & gas markets, partially offset by the impact of Divestitures. Excluding the impact of Divestitures, sales increased $19.7 million, or 13.4%.

Gross profit decreased $0.4 million, or 1.5%, to $26.8 million in the second quarter of 2019 compared with $27.2 million in the same period of 2018.  Gross profit as a percentage of sales decreased to 33.0% in the second quarter of 2019 compared with 33.5% in the second quarter of 2018. The decrease is primarily attributable to product mix.

Gross profit increased $2.2 million, or 4.1%, to $55.3 million in the first six months of 2019 compared with $53.1 million in the same period of 2018.  The increase in gross profit is primarily attributable to sales volume increases period over period.  Gross profit as a percentage of sales decreased to 33.1% in the first six months of 2019 compared with 34.2% in the first six months of 2018. The decrease is primarily attributable to product mix.

Orders booked were $103.0 million during the second quarter of 2019 and $200.3 million during the first six months of 2019 as compared with $100.4 million during the second quarter of 2018 and $195.4 million during the first six months of 2018.  Excluding the impact of the Divestitures, bookings increased $3.9 million and $10.9 million during the second quarter of 2019 and the first six months of 2019, respectively.

Selling and administrative expenses were $22.4 million for the second quarter of 2019 compared with $22.0 million for the second quarter of 2018. The increase in administrative expenses is primarily attributable to investment in sales & marketing personnel and customer focused product innovation.   Selling and administrative expenses increased as a percentage of sales to 27.6% in the second quarter of 2019 compared with 27.1% in the second quarter of 2018.

Selling and administrative expenses were $43.8 million for the first six months of 2019 compared with $43.9 million for the first six months of 2018. Selling and administrative expenses decreased as a percentage of sales to 26.2% in the first six months of 2019 compared with 28.3% in the first six months of 2018.  The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the increase in sales.

Amortization and earnout expense was $2.2 million for the second quarter of 2019 compared with $2.5 million for the second quarter of 2018. The decrease in expense is attributable to a $0.3 million decrease in definite-lived asset amortization.

Amortization and earnout expense was $4.3 million for the first six months of 2019 compared with $5.4 million for the first six months of 2018. The decrease in expense is attributable to a $0.3 million decrease in earn-out expense and $0.8 million decrease in definite-lived asset amortization.

Operating income decreased $0.6 million to $2.0 million in the second quarter of 2019 compared with $2.6 million during the second quarter of 2018.  Operating income decreased $7.8 million to $6.9 million in the first six months of 2019 compared with $14.7 million during the first six months of 2018. The decrease is due primarily to the gain on divestures, net of selling costs of $11.1 million in the first six months of 2018, offset by the factors described above.

Non-GAAP operating income was $4.4 million for the second quarter of 2019 compared with $5.2 million for the second quarter of 2018. The decrease in non-GAAP operating income is primarily attributable to the decrease in gross profit. Non-GAAP operating income as a percentage of sales decreased to 5.4% for the second quarter of 2019 from 6.4% for the second quarter of 2018.

Non-GAAP operating income was $11.5 million for the first six months of 2019 compared with $9.2 million for the first six months of 2018. The increase in non-GAAP operating income is primarily attributable to higher sales, which led to an increase in gross profit. Non-GAAP operating income as a percentage of sales increased to 6.9% for the first six months of 2019 from 5.9% for the first six months of 2018.

Interest expense decreased to $1.5 million in the second quarter of 2019 and $3.0 million for the first six months of 2019 compared with $1.8 million in the second quarter of 2019 and $3.7 million for the first six months of 2018. The decrease is due to a reduced debt balance in 2019 in comparison to 2018, resulting in lower interest expense incurred.

Income tax benefit was $4.2 million for the second quarter of 2019 and $3.3 million for the first six months of 2019, compared with income tax expense of $1.3 million for the second quarter of 2018 and $5.4 million for the first six months of 2018. The effective income tax rate for the second quarter of 2019 was (303.7%) compared with 317.1% for second quarter of 2018.  The effective income tax rate was (81.3%) for the first six months of 2019, compared with 52.7% for the first six months of 2018. The effective income tax rates for the three and six months ended June 30, 2019 were negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million upon finalization of a tax position related to the 2018 divestiture of Zhongli. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, return-to-provision adjustments, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$50,572	$51,136	$105,760	$91,109
Industrial Solutions Segment	20,083	19,517	38,936	37,965
Fluid Handling Solutions Segment	10,524	10,598	22,494	26,155
Corporate and Other(1)	—	(162)	—	—
Net sales	$81,179	$81,089	$167,190	$155,229
(1)	Includes adjustment for revenue on intercompany jobs.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Income from Operations
Energy Solutions Segment	$6,351	$5,901	$15,642	$9,525
Industrial Solutions Segment	515	1,480	1,117	2,678
Fluid Handling Solutions Segment	1,481	1,975	3,839	5,356
Corporate and Other(2)	(6,329)	(6,539)	(13,691)	(2,025)
Eliminations	—	(236)	—	(822)
Income from operations	$2,018	$2,581	$6,907	$14,712
(2)

Includes (loss) gain on divestitures, net of selling costs, corporate compensation, professional services, information technology and other general and administrative corporate expenses.  This amount excludes earnout adjustments, which are recorded in the segment in which the adjustment occurs.

Energy Solutions Segment

Our Energy Solutions segment net sales decreased $0.5 million to $50.6 million in the second quarter of 2019 compared with $51.1 million in the same period of 2018. Excluding the divested division Zhongli, net sales increased $0.7 million in the second quarter 2019 from $49.9 million in the same period of 2018. The increase is primarily attributable to increases in the Company’s products serving the midstream oil & gas markets.

Our Energy Solutions segment net sales increased $14.7 million to $105.8 million in the first six months of 2019 compared with $91.1 million in the same period of 2018. Excluding the divested division Zhongli, net sales increased $17.6 million in the first six months of 2019 from $88.2 million in the same period of 2018. The increase is due primarily to volume increases for the Company’s refinery related products and separation equipment serving the midstream oil & gas markets.

Operating income for the Energy Solutions segment increased $0.5 million to $6.4 million in the second quarter of 2019 compared with $5.9 million in the same period of 2018. The increase is primarily attributable to an increase in gross profit due to product mix.

Operating income for the Energy Solutions segment increased $6.1 million to $15.6 million in the first six months of 2019 compared with $9.5 million in the same period of 2018. The increase is primarily attributable to increased sales in the first six months of 2019 and decrease in amortization expense of $0.5 million.

Industrial Solutions Segment

Our Industrial Solutions segment net sales increased $0.6 million to $20.1 million in the second quarter of 2019 compared with $19.5 million in the second quarter of 2018. The increase is primarily attributable to volume increases for the Company’s clean air and fume collection technologies.

Our Industrial Solutions segment net sales increased $0.9 million to $38.9 million in the first six months of 2019 compared with $38.0 million in the same period of 2018. The increase is primarily attributable to volume increases for the Company’s clean air and fume collection technologies.

Operating income for the segment decreased $1.0 million to $0.5 million in the second quarter of 2019 compared with $1.5 million in the second quarter of 2018. The decrease is primarily attributable to a $0.6 million increase in selling expenses related to investment in sales & marketing personnel and customer focused product innovation.

Operating income for the segment decreased $1.6 million to $1.1 million in the first six months of 2019 compared with $2.7 million in the first six months of 2018. The decrease is attributable to $0.8 million increase in selling expenses related to investment in sales & marketing personnel and customer focused product innovation and a $0.6 million decrease in gross profit due to unfavorable product mix.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment net sales decreased $0.1 million to $10.5 million in the second quarter of 2019 compared with $10.6 million in the second quarter of 2018.

Our Fluid Handling Solutions segment net sales decreased $3.7 million to $22.5 million in the first six months of 2019 compared with $26.2 million in the first six months of 2018. The sales decrease was primarily attributable to $4.8 million of revenue in the same period of 2018 from the Keystone and Strobic divested businesses, which did not recur in the first six months of 2019. Excluding the divested Keystone and Strobic businesses, segment sales increased $1.1 million.

Operating income for the segment decreased $0.5 million to $1.5 million in the second quarter of 2019 compared with $2.0 million in the second quarter of 2018. The decrease is primarily attributable to a decrease in gross profit due to product mix.

Operating income for the segment decreased $1.6 million to $3.8 million in the first six months of 2019 compared with $5.4 million in the first six months of 2018. The decrease is attributable to the decrease in sales and operating income of $1.2 million from the divestitures of Keystone and Strobic. Excluding the divested Keystone and Strobic businesses, segment operating income decreased by $0.4 million.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $0.2 million to $6.3 million in the second quarter of 2019 compared with $6.5 million in the second quarter of 2018. The decrease is primarily attributable to a decrease in professional services expense.

Operating expense for the Corporate and Other segment was $13.7 million in the first six months of 2019 compared with $2.0 million in the first six months of 2018.  The increase in operating expenses is primarily attributable to the recognition of an $11.1 million gain on the divestitures of Keystone and Strobic recorded in the first six-months of 2018, which did not recur in 2019.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Our customers may have the right to cancel a given order. Our backlog as of June 30, 2019, was $208.8 million compared with $182.1 million as of December 31, 2018.  During the second quarter of 2019, the Company removed $6.7 million of orders that were previously disclosed as backlog in prior quarters, due to cancellations by customers.  Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At June 30, 2019, the Company had working capital of $60.9 million, compared with $57.0 million at December 31, 2018.  The ratio of current assets to current liabilities was 1.61 to 1 on June 30, 2019, as compared with a ratio of 1.55 to 1 at December 31, 2018.

At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $28.8 million and $43.7 million, respectively. As of June 30, 2019 and December 31, 2018, $21.7 million and $23.3 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at June 30, 2019 and December 31, 2018:

(table only in thousands)	June 30, 2019	December 31, 2018

Outstanding borrowings under Credit Facility (defined below).

      Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$50,000	$76,147
- Revolving Credit Loan	27,000	—
- Unamortized debt discount	(1,961)	(1,691)
Total outstanding borrowings under Credit Facility	75,039	74,456
Less: current portion	(2,500)	—
Total debt, less current portion	$72,539	$74,456

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of June 30, 2019 and December 31, 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the condensed consolidated financial statements for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	June 30, 2019	December 31, 2018
Credit Facility, revolving loans	$140.0	$80.0
Draw down	(27.0)	—
Letters of credit open	(15.7)	(29.3)
Total unused credit availability	$97.3	$50.7
Amount available based on borrowing limitations	$66.6	$50.7

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(11,297)	$9,835
Net cash (used in) provided by investing activities	(1,201)	30,213
Net cash used in financing activities	(2,121)	(34,074)
Effect of exchange rate changes on cash and cash equivalents	136	(793)
Net increase (decrease) in cash	$(14,483)	$5,181

Operating Activities

For the six months ended June 30, 2019, $11.3 million of cash was used in operating activities compared with $9.8 million provided by operating activities in the prior year period, a $21.1 million decrease. Net earnings adjusted for non-cash items decreased $12.1 million primarily due to a gain of $11.1 million on divestitures and the cash associated with which was recorded in investing activities and $2.1 million of earnout payments (both occurred in the first six months of 2018 but did not recur in 2019). Cash flow from operating activities in the first six months of 2019 was negative year-over-year primarily due to the increase in accounts receivable, inventories, and prepaids as reflected in the Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $1.2 million compared with net cash provided by investing activities of $30.2 million in the prior year period.  In the first six months of 2019, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $1.2 million. In the prior year period, cash provided by investing activities was primarily the result of cash proceeds from divestitures totaling $30.7 million and cash used for the acquisitions of property and equipment totaling $0.6 million.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $2.1 million due principally to note payable repayments of $1.7 million, payment of financing fees related to the new Credit Facility of $1.1 million offset by net borrowings on the Credit Facility of $0.8 million. For the six months ended June 30, 2018, net cash used in financing activities was $34.1 million due principally to net term loan repayments of $30.8 million and $3.8 million in net revolving credit line repayments and term loan repayments.

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

Management believes there have been no changes during the six-month period ended June 30, 2019, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $77.0 million at June 30, 2019. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2019. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2019 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company considered an advisory vote to recommend the frequency of future advisory votes to approve named executive compensation.  The stockholders indicated, on an advisory basis, every year as the preferred frequency of the advisory vote to approve named executive compensation.  Based on this recommendation and its consideration of the appropriate voting frequency for the Company at this time, the Company has determined that it will hold an advisory vote on the compensation of the Company’s named executive officers every year.

ITEM 6.	EXHIBITS

10.1

Second Amended and Restate Credit Agreement, dated as of June 11,2019, among CECO Environmental Corp. and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019.

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

Date: August 6, 2019