Form 10-Q
period 2019-09-30
CECO ENVIRONMENTAL CORP
filed 2019-11-06
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,243,663 shares of common stock, par value $0.01 per share, as of October 31, 2019.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2019

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2019	DECEMBER 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,963	$43,676
Restricted cash	1,276	762
Accounts receivable, net	58,091	53,225
Costs and estimated earnings in excess of billings on uncompleted contracts	34,409	29,694
Inventories, net	19,659	20,817
Prepaid expenses and other current assets	12,879	10,117
Prepaid income taxes	2,419	1,388
Assets held for sale	589	1,186
Total current assets	158,285	160,865
Property, plant and equipment, net	13,857	22,200
Right-of-use assets from operating leases (Note 12)	13,810	—
Goodwill	151,969	152,156
Intangible assets – finite life, net	33,252	35,959
Intangible assets – indefinite life	14,280	18,258
Deferred charges and other assets	4,187	3,144
Total assets	$389,640	$392,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,500	$—
Accounts payable and accrued expenses	78,264	80,229
Billings in excess of costs and estimated earnings on uncompleted contracts	23,013	20,144
Note payable	—	1,700
Income taxes payable	—	1,813
Total current liabilities	103,777	103,886
Other liabilities	18,649	26,925
Debt, less current portion	64,995	74,456
Deferred income tax liability, net	6,717	8,755
Operating lease liabilities (Note 12)	11,328	—
Total liabilities	205,466	214,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,243,663 and 34,953,825 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	353	349
Capital in excess of par value	253,757	251,409
Accumulated loss	(54,736)	(59,427)
Accumulated other comprehensive loss	(14,844)	(13,415)
	184,530	178,916
Less treasury stock, at cost, 137,920 shares at September 30, 2019 and December 31, 2018	(356)	(356)
Total shareholders’ equity	184,174	178,560
Total liabilities and shareholders' equity	$389,640	$392,582

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net sales	$85,266	$88,256	$252,456	$243,485
Cost of sales	56,489	59,582	168,400	161,725
Gross profit	28,777	28,674	84,056	81,760
Selling and administrative expenses	21,823	22,216	65,573	66,147
Amortization and earnout expenses	2,166	1,998	6,480	7,394
Loss on divestitures, net of selling costs	—	15,074	70	3,970
Restructuring expenses (income), net	729	(173)	968	(23)
Income (loss) from operations	4,059	(10,441)	10,965	4,272
Other (expense) income, net	(73)	592	95	(119)
Interest expense	(1,316)	(1,729)	(4,319)	(5,442)
Income (loss) before income taxes	2,670	(11,578)	6,741	(1,289)
Income tax expense (benefit)	739	1,337	(2,569)	6,764
Net income (loss)	$1,931	$(12,915)	$9,310	$(8,053)
Earnings (loss) per share:
Basic	$0.06	$(0.37)	$0.27	$(0.23)
Diluted	$0.05	$(0.37)	$0.26	$(0.23)
Weighted average number of common shares outstanding:
Basic	35,070,449	34,779,125	34,944,056	34,681,262
Diluted	35,624,590	34,779,125	35,522,568	34,681,262

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (loss)	$1,931	$(12,915)	$9,310	$(8,053)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	(26)	(506)	222
Foreign currency translation	(1,169)	(1,779)	(935)	(3,060)
Comprehensive income (loss)	$762	$(14,720)	$7,869	$(10,891)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2017	34,708	$347	$248,170	$(52,673)	$(8,919)	(138)	$(356)	$186,569
Net loss for the nine-months ended September 30, 2018				(8,053)				(8,053)
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2018-02) and (ASU 2014-09)				415	(1,067)			(652)
Exercise of stock options	16	—	89					89
Restricted stock units issued	51	2	(174)	(43)				(215)
Share based compensation earned	38	—	2,508					2,508
Adjustment for interest rate swap					222			222
Translation loss					(3,060)			(3,060)
Balance September 30, 2018	34,813	$349	$250,593	$(60,354)	$(12,824)	(138)	$(356)	$177,408

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$178,560
Net income for the nine-months ended September 30, 2019				9,310				9,310
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2017-12) and (ASU 2016-02)				(4,602)	12			(4,590)
Restricted stock units issued	255	4	(425)	(17)				(438)
Share based compensation earned	35	—	2,773					2,773
Adjustment for interest rate swap					(506)			(506)
Translation loss					(935)			(935)
Balance September 30, 2019	35,244	$353	$253,757	$(54,736)	$(14,844)	(138)	$(356)	$184,174

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$9,310	$(8,053)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,153	10,097
Unrealized foreign currency loss	496	763
Net gain on interest rate swaps	(248)	(130)
Fair value adjustments to earnout liabilities	—	(330)
Earnout payments	—	(2,862)
Loss (gain) on sale of property and equipment	58	(214)
Loss on divestitures	70	3,970
Debt discount amortization	928	862
Share-based compensation expense	2,684	2,342
Bad debt expense	710	1,225
Inventory reserve expense	454	554
Deferred income tax benefit	(595)	(1,079)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(6,090)	(20,056)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,196)	(4,446)
Inventories	527	(3,161)
Prepaid expense and other current assets	(3,853)	(1,584)
Deferred charges and other assets	(1,628)	(736)
Accounts payable and accrued expenses	(4,217)	19,183
Billings in excess of costs and estimated earnings on uncompleted contracts	2,879	8,355
Income taxes payable	(1,679)	(23)
Other liabilities	(3,396)	(1,035)
Net cash (used in) provided by operating activities	(633)	3,642
Cash flows from investing activities:
Acquisitions of property and equipment	(3,746)	(1,897)
Net cash proceeds from divestitures	—	33,064
Proceeds from sale of property and equipment	509	6,311
Net cash (used in) provided by investing activities	(3,237)	37,478
Cash flows from financing activities:
Net repayments on revolving credit lines	(6,147)	(3,754)
Repayments of debt	(2,325)	(34,256)
Deferred financing fees paid	(1,117)	—
Proceeds from lease financing transaction	—	800
Payments on finance leases and financing liability	(368)	(508)
Proceeds from employee stock purchase plan and exercise of stock options	76	82
Net cash used in financing activities	(9,881)	(37,636)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(448)	(1,433)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,199)	2,051
Cash, cash equivalents and restricted cash at beginning of period	44,438	30,659
Cash, cash equivalents and restricted cash at end of period	$30,239	$32,710
Cash paid during the period for:
Interest	$2,651	$4,288
Income taxes	$5,234	$8,567

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2019 and the results of operations, cash flows and shareholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This guidance expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. Additionally, this ASU eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The Company adopted this ASU on January 1, 2019 and applied the modified retrospective approach through a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings as of the effective date. The impact of the adoption of this ASU was not material.

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

3.	Accounts Receivable

(table only in thousands)	September 30, 2019	December 31, 2018
Contract receivables	$49,925	$48,826
Trade receivables	10,877	7,296
Allowance for doubtful accounts	(2,711)	(2,897)
Total accounts receivable	$58,091	$53,225

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.4 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was $0.3 million and $0.6 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $0.7 million and $1.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

(table only in thousands)	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$220,631	$174,168
Estimated earnings	83,186	67,427
Total costs and estimated earnings on uncompleted contracts, gross	303,817	241,595
Less billings to date	(292,421)	(232,045)
Total costs and estimated earnings on uncompleted contracts, net	$11,396	$9,550
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,409	$29,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,013)	(20,144)
Total costs and estimated earnings on uncompleted contracts, net	$11,396	$9,550

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs, and are recognized in the period in which the revisions are made.  No provision for estimated losses on uncompleted contracts was required as of September 30, 2019 or December 31, 2018.

5.	Inventories

(table only in thousands)	September 30, 2019	December 31, 2018
Raw materials	$15,794	$15,819
Work in process	5,983	6,098
Finished goods	574	807
Obsolescence allowance	(2,692)	(1,907)
Total inventories	$19,659	$20,817

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million for the three-month periods ended September 30, 2019 and 2018 and $0.5 million and $0.6 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

6.	Goodwill and Intangible Assets

(table only in thousands)	Nine months ended September 30, 2019		Year ended December 31, 2018
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$152,156	$18,258	$166,951	$19,691
Transfers to finite life classification	—	(3,904)	—	—
Divestitures	—	—	(14,317)	(1,340)
Foreign currency translation	(187)	(74)	(478)	(93)
	$151,969	$14,280	$152,156	$18,258

(table only in thousands)	As of September 30, 2019		As of December 31, 2018
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$10,352	$14,457	$9,414
Customer lists	68,943	42,795	68,943	37,873
Noncompetition agreements	910	875	910	762
Tradename	5,294	996	1,390	579
Foreign currency adjustments	(1,961)	(627)	(1,520)	(407)
	$87,643	$54,391	$84,180	$48,221

Activity for the nine-months ended September 30, 2019 and 2018 is as follows:

(table only in thousands)	2019	2018
Intangible assets – finite life, net at beginning of period	$35,959	$49,956
Amortization expense	(6,479)	(7,355)
Divestitures	—	(4,083)
Transfers from indefinite life classification	3,904	—
Foreign currency adjustments	(132)	30
Intangible assets – finite life, net at end of period	$33,252	$38,548

Amortization expense of finite life intangible assets was $2.2 million and $2.3 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $6.5 million and $7.4 million for each of the nine-month periods ended September 30, 2019 and 2018. Amortization over the next five years for finite life intangibles is expected to be $1.9 million for the remainder of 2019, $6.8 million in 2020, $5.7 million in 2021, $4.8 million in 2022, and $4.0 million in 2023.

During the nine-month period ended September 30, 2019, the Company reassessed the useful lives of certain tradenames and determined that $3.9 million of their tradenames would have useful lives of 10 years now versus indefinite. The Company did not identify any triggering events during the three-month period ended September 30, 2019 that would require an interim impairment assessment of goodwill or intangible assets.

7.	Accounts Payable and Accrued Expenses

(table only in thousands)	September 30, 2019	December 31, 2018
Trade accounts payable, including due to subcontractors	$51,249	$51,984
Compensation and related benefits	5,882	7,578
Short-term lease liabilities	3,112	—
Accrued warranty	4,225	3,384
Contract liabilities	4,032	6,541
Other accrued expenses	9,764	10,742
Total accounts payable and accrued expenses	$78,264	$80,229

8.	Senior debt

Debt consisted of the following at September 30, 2019 and December 31, 2018:

(table only in thousands)	September 30, 2019	December 31, 2018

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$49,375	$76,147
- Revolving Credit Loan	20,000	—
- Unamortized debt discount	(1,880)	(1,691)
Total outstanding borrowings under the Credit Facility	67,495	74,456

Less: current portion	(2,500)	—
Total debt, less current portion	$64,995	$74,456

Scheduled principal payments under our Credit Facility are $0.6 million remaining in 2019, $2.5 million in 2020, $3.1 million in 2021, $3.8 million in 2022, $4.4 million in 2023, and $35.0 million in 2024.

United States Debt

On June 11, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended and restated the Company’s credit agreement, dated September 3, 2015. Pursuant to the Credit Facility, the lenders provided a term loan in the aggregate principal amount of $50.0 million and the lenders increased their senior secured revolving credit commitments to the aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the Credit Facility extended the maturity date to June 11, 2024, reduced interest rates, and redefined certain financial covenants.

As of September 30, 2019 and December 31, 2018, $11.5 million and $29.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $108.5 million and $50.7 million at September 30, 2019 and December 31, 2018, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 4.04% and 5.27% at September 30, 2019 and December 31, 2018, respectively.

In connection with the Credit Facility, the Company terminated its existing interest rate swap agreement. The fair value of the interest rate swap was zero and an asset of $0.5 million as of September 30, 2019 and December 31, 2018, respectively, and is classified within the “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. The Company designated the interest rate swap as an effective hedge until the date of termination; therefore, the changes to the fair value of the interest rate swap were recorded in other comprehensive income, until the date of termination. Upon termination of the swap agreement, zero and $0.2 million previously recognized in other comprehensive income was recognized into income during the three-month and nine-month periods ended September 30, 2019, respectively, and is classified within “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

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

As of September 30, 2019 and December 31, 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

In connection with the Credit Facility, the Company paid $1.1 million in customary closing fees during the nine-month period ended September 30, 2019 that were deferred and classified as a debt discount. Additionally, during the nine-month period ended September 30, 2019, $0.4 million of the existing debt discount was expensed, and classified as interest expense, as a result of the debt modification.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of September 30, 2019, $11.0 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.4 million in bank guarantees were outstanding as of September 30, 2019.  As of September 30, 2019, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.	Earnings per Share

The computational components of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2019 and 2018 are below.

	For the three-month period ended September 30,
	2019	2018
(table only in thousands) Numerator (for basic and diluted earnings (loss) per share)
Net income (loss)	$1,931	$(12,915)

Denominator
Basic weighted-average shares outstanding	35,070	34,779
Common stock equivalents arising from stock options and restricted stock awards	555	—
Diluted weighted-average shares outstanding	35,625	34,779

	For the nine-month period ended September 30,
	2019	2018
(table only in thousands) Numerator (for basic and diluted earnings (loss) per share)
Net income (loss)	$9,310	$(8,053)

Denominator
Basic weighted-average shares outstanding	34,944	34,681
Common stock equivalents arising from stock options and restricted stock awards	579	—
Diluted weighted-average shares outstanding	35,523	34,681

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended September 30, 2019 and 2018, 0.4 million and 0.9 million, respectively, and during the nine-month periods ended September 30, 2019 and 2018, 0.5 million and 0.8 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

10.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.0 million and $0.9 million of share-based compensation related expense during the three-month periods ended September 30, 2019 and 2018, respectively, and $2.8 million and $2.3 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

The Company granted zero options during the three-month and nine-month periods ended September 30, 2019 and 2018.

The Company granted zero and approximately 33,000 restricted stock units during the three-month periods ended September 30, 2019 and 2018, respectively and approximately 464,000 and 963,000 restricted stock units during the nine-month periods ended September 30, 2019 and 2018.  The weighted-average fair value of restricted stock units was estimated at $7.49 and $5.21 per unit granted during the nine-months ended September 30, 2019 and 2018, respectively.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were 1,000 and approximately 16,000 options exercised during the nine-months ended September 30, 2019 and 2018, respectively.  The Company received $7,000 and $82,000 in cash from employees exercising options during the nine-months ended September 30, 2019 and 2018. The intrinsic value of options exercised during the nine-months ended September 30, 2019 and 2018 was $1,000 and approximately $89,000, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(table only in thousands)	2019	2018	2019	2018
Pension plan:
Interest cost	$326	$298	$977	$893
Expected return on plan assets	(313)	(378)	(940)	(1,134)
Amortization of net actuarial loss	65	59	198	178
Net periodic benefit cost (gain)	$78	$(21)	$235	$(63)
Health care plan:
Interest cost	$1	$1	$2	$2
Amortization of loss	2	2	6	7
Net periodic benefit cost	$3	$3	$8	$9

We made contributions to our defined benefit plans during the nine-months ended September 30, 2019 and 2018 totaling $0.4 million and $0.6 million, respectively. We anticipate $0.3 million and $24,000 of further contributions to fund the pension plan and the retiree health care plan, respectively, during the remainder of 2019. The unfunded liability of the plans of $8.7 million and $8.8 million as of September 30, 2019 and December 31, 2018, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

12.	Leases

Our leasing activity is primarily related to buildings used for manufacturing, warehousing, sales, and administrative activities.  We determine if an arrangement is a lease at inception. Many of our lease agreements contain renewal options; however, we do not recognize ROU assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses, free-rent periods, or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Variable lease costs represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Our variable lease costs are not material.

In determining our ROU assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASU 2016-02 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates we consider, among other factors, interest rates on our existing credit facilities, risk-free rates, the types of assets being leased, and the term of the leases.

The components of lease expense were as follows:

(table only in thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost (a)	$889	$2,728
Finance lease cost:
Amortization of right-of-use assets	78	232
Interest on lease liability	89	272
Total finance lease cost	167	504
Total lease cost	$1,056	$3,232
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

(table only in thousands)	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,604
Operating cash flows from finance leases	$272
Financing cash flows from finance leases	$368
Right of use assets obtained in exchange for lease obligations
Operating leases	$3,045

Supplemental balance sheet information related to leases was as follows:

(table only in thousands)	September 30, 2019
Operating leases
Right-of-use assets from operating leases	$13,810

Accounts payable and accrued expenses	$2,606
Operating lease liabilities	11,328
Total operating lease liabilities	$13,934

Finance leases
Property, plant and equipment, net	$3,333

Accounts payable and accrued expenses	$506
Other liabilities	7,473
Total finance lease liabilities	$7,979

Weighted-average remaining lease term
Operating leases	9 years
Finance leases	12 years
Weighted-average discount rate
Operating leases	5.3%
Finance leases	4.5%

As of September 30, 2019, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2019	$730	$207
2020	3,041	855
2021	2,633	872
2022	1,984	889
2023	1,857	907
Thereafter	6,506	6,409
Total minimum lease payments	$16,751	$10,139
Less imputed interest	(2,817)	(2,160)
Lease liability	$13,934	$7,979

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under previous lease accounting standards, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year would have been as follows:

(table only in thousands)	December 31, 2018
2019	$2,745
2020	1,880
2021	1,454
2022	931
2023	851
Thereafter	2,278
Total	$10,139

13.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2014 forward remain open for examination by Federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2019 and December 31, 2018, the liability for uncertain tax positions totaled approximately $0.5 and $0.9 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to U.S. income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of September 30, 2019 and December 31, 2018, we have recorded deferred income taxes of approximately zero and $0.6 million, respectively, on the undistributed earnings of our foreign subsidiaries. A significant portion of the previously undistributed earnings to which the deferred income taxes were attributable were repatriated in 2019.

Income tax expense (benefit) was $0.7 million for the third quarter of 2019 and $(2.6) million for the first nine months of 2019, compared with income tax expense of $1.3 million for the third quarter of 2018 and $6.8 million for the first nine months of 2018. The effective income tax rate for the third quarter of 2019 was 27.7% compared with (11.5)% for third quarter of 2018.  The effective income tax rate was (38.1)% for the first nine months of 2019, compared with (524.7)% for the first nine months of 2018. The effective income tax rate for the nine months ended September 30, 2019 was negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million upon finalization of a tax position related to the 2018 divestiture of Jiangyin Zhongli Industrial Technology Co. Ltd (“Zhongli”). That benefit was recorded as a discrete item in the second quarter of 2019. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, return-to-provision adjustments, and differences in tax rates among the jurisdictions in which we operate.

14.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2019 and December 31, 2018, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $69.4 million and $76.1 million at September 30, 2019 and December 31, 2018, respectively.  The fair value of the note payable was $1.7 million at December 31, 2018.

At September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $29.0 million and $43.7 million, respectively, of which $21.5 million and $23.3 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

15.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2019 for cases involving asbestos-related claims were $3.0 million, of which, together with all legal fees other than corporate counsel expenses, $2.8 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $35,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 206 cases pending against the Company as of September 30, 2019 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 208 cases that were pending as of December 31, 2018. During the nine-months ended September 30, 2019, 51 new cases were filed against the Company, and the Company was dismissed from 45 cases and settled eight cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

During the first quarter of 2019, as a result of further evaluating the Company’s operating structure, management determined that a minor realignment of the Company’s segments would help maximize growth and improve customer experience. As a result of this minor realignment, the operating results of the reportable segments Fluid Handling Solutions and Industrial Solutions have been reclassified to have their results align for the three-month and nine-month periods ended September 30, 2019 and 2018.

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

The financial segment information is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$48,847	$56,552	$154,606	$147,661
Industrial Solutions Segment	26,983	21,868	65,920	59,833
Fluid Handling Solutions Segment	9,436	9,836	31,930	35,991
Net sales	$85,266	$88,256	$252,456	$243,485

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Income (loss) from Operations
Energy Solutions Segment	$7,633	$8,157	$23,275	$17,682
Industrial Solutions Segment	2,794	2,091	3,911	4,769
Fluid Handling Solutions Segment	818	1,388	4,657	6,744
Corporate and Other(1)	(7,186)	(22,666)	(20,878)	(24,691)
Eliminations	—	589	—	(232)
Income (loss) from operations	$4,059	$(10,441)	$10,965	$4,272

(1)

Includes gain (loss) on divestitures, net of selling costs (see Note 17 – Divestitures), corporate compensation, professional services, information technology, and other general and administrative corporate expenses.  This figure excludes earnout expenses, which are recorded in the segment in which the expense occurs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Property and Equipment Additions
Energy Solutions Segment	$57	$6	$218	$38
Industrial Solutions Segment	59	533	222	697
Fluid Handling Solutions Segment	2,135	767	2,624	1,051
Corporate and Other	293	—	682	111
Property and equipment additions	$2,544	$1,306	$3,746	$1,897

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Depreciation and Amortization
Energy Solutions Segment	$1,544	$2,379	$4,684	$6,286
Industrial Solutions Segment	327	361	998	803
Fluid Handling Solutions Segment	668	1,168	2,140	2,675
Corporate and Other	94	29	331	333
Depreciation and amortization	$2,633	$3,937	$8,153	$10,097

(dollars in thousands)	September 30, 2019	December 31, 2018
Identifiable Assets
Energy Solutions Segment	$246,630	$245,842
Industrial Solutions Segment	58,250	55,582
Fluid Handling Solutions Segment	71,778	72,507
Corporate and Other(2)	12,982	18,651
Identifiable assets	$389,640	$392,582

(2)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	September 30, 2019	December 31, 2018
Goodwill
Energy Solutions Segment	$96,956	$97,143
Industrial Solutions Segment	23,436	23,436
Fluid Handling Solutions Segment	31,577	31,577
Goodwill	$151,969	$152,156

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$51,083	$(2,134)	$(102)	$—	$—	$48,847
Industrial Solutions Segment	29,269	(2,227)	—	(59)	—	26,983
Fluid Handling Solutions Segment	9,823	(362)	(25)	—	—	9,436
Net Sales	$90,175	$(4,723)	$(127)	$(59)	$—	$85,266

	Three months ended September 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$58,561	$(1,453)	$(556)	$—	$—	$56,552
Industrial Solutions Segment	22,409	(573)	—	73	(41)	21,868
Fluid Handling Solutions Segment	10,226	(399)	16	(7)	—	9,836
Net Sales	$91,196	$(2,425)	$(540)	$66	$(41)	$88,256

	Nine months ended September 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$158,888	$(3,998)	$(272)	$—	$(12)	$154,606
Industrial Solutions Segment	73,794	(6,204)	—	(1,617)	(53)	65,920
Fluid Handling Solutions Segment	33,189	(1,096)	(163)	—	—	31,930
Net Sales	$265,871	$(11,298)	$(435)	$(1,617)	$(65)	$252,456

	Nine months ended September 30, 2018
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$155,011	$(5,851)	$(1,494)	$—	$(5)	$147,661
Industrial Solutions Segment	62,652	(2,178)	—	(600)	(41)	$59,833
Fluid Handling Solutions Segment	37,557	(1,208)	(351)	(7)	—	$35,991
Net Sales	$255,220	$(9,237)	$(1,845)	$(607)	$(46)	$243,485

17.	Divestitures

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

Keystone Filter

On February 28, 2018, the Company completed the sale of the Keystone Filter brand (“Keystone”). The sales price was $7.5 million, subject to post-closing purchase price adjustments. The disposition resulted in a gain of $4.3 million recorded in the first quarter of 2018, comprised of $7.2 million of net proceeds received as consideration after estimated post-closing purchase price adjustments less net assets disposed of $2.7 million and transaction costs of $0.2 million.  Keystone’s results are reported within the Fluid Handling Solutions segment through the date of disposition.

Zhongli

On November 27, 2018, the Company completed the sale of Zhongli, a business in our Energy Solutions segment operating in China, for a price of $3.6 million.  In the third quarter of 2018, we classified the assets and liabilities of Zhongli as held-for-sale.  In connection with classifying this business as held-for-sale, GAAP required us to assess impairment by comparing the estimated selling price, less cost to sell to our carrying value in Zhongli.  Based on this analysis, we recorded a $15.1 million estimated loss. The disposal of this business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.  During the three-month and nine-month periods ended September 30, 2018, Zhongli reported net sales of $1.6 million and $4.5 million, respectively.  Zhongli’s results are reported within the Energy Solutions segment through the date of disposition.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2019 and 2018 reflect the consolidated operations of the Company and its subsidiaries.

CECO is a global leader in industrial air quality and fluid handling serving the energy, industrial and other niche markets through an attractive asset-light business model.  CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to help protect our shared environment.

CECO serves diverse industries globally by working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in our customer’s mission critical applications. The secular growth industries CECO serves include oil & gas, power generation, water and wastewater, battery production, poly silicon fabrication, and chemical and petrochemical processing, along with a wide range of other industries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2019	2018	2019	2018
Net sales	$85.3	$88.3	$252.5	$243.5
Cost of sales	56.5	59.6	168.4	161.7
Gross profit	$28.8	$28.7	$84.1	$81.8
Percent of sales	33.8%	32.5%	33.3%	33.6%
Selling and administrative expenses	21.8	22.2	65.5	66.1
Percent of sales	25.6%	25.1%	25.9%	27.1%
Amortization and earnout expenses	2.2	2.0	6.5	7.4
Loss on divestitures, net of selling costs	—	15.1	0.1	4.0
Restructuring expense (income), net	0.7	(0.2)	1.0	—
Operating income (loss)	$4.1	$(10.4)	$11.0	$4.3
Operating margin	4.8%	(11.8)%	4.4%	1.8%

To compare operating performance between the three-month and nine-month periods ended September 30, 2019 and 2018, the Company has adjusted GAAP operating income to exclude (1) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance, (2) amortization and contingent acquisition expenses, including amortization of acquisition related intangibles, retention, severance, and earnout expenses, and (3) restructuring expense (income), net.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2019	2018	2019	2018
Operating income as reported in accordance with GAAP	$4.1	$(10.4)	$11.0	$4.3
Operating margin in accordance with GAAP	4.8%	(11.8)%	4.4%	1.8%
Amortization and earnout expenses	2.2	2.0	6.5	7.4
Loss on divestitures, net of selling costs	—	15.1	0.1	4.0
Restructuring expense (income), net	0.7	(0.2)	1.0	—
Non-GAAP operating income	$7.0	$6.5	$18.6	$15.7
Non-GAAP operating margin	8.2%	7.4%	7.4%	6.4%

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

Consolidated sales for the third quarter of 2019 decreased $3.0 million, or 3.4%, to $85.3 million compared with $88.3 million in the third quarter of 2018. The decrease is primarily attributable to the impact of the divested Zhongli business. Excluding the impact of Zhongli, sales decreased $1.4 million, or 1.6% due to a decrease in the Company’s selective catalytic reduction (“SCR”) solutions.

Consolidated sales for the first nine months of 2019 increased $9.0 million, or 3.7%, to $252.5 million compared with $243.5 million in the first nine months of 2018. The increase is primarily attributable to volume growth for the Company’s refinery-related products, industrial air pollution products, power generated natural gas and midstream oil & gas products, partially offset by the impact of the Divestitures. Excluding the impact of 2018 Divestitures, sales grew organically by $18.2 million, or 7.8%.

Gross profit increased $0.1 million, or 0.3%, to $28.8 million in the third quarter of 2019 compared with $28.7 million in the same period of 2018.  Gross profit as a percentage of sales increased to 33.8% in the third quarter of 2019 compared with 32.5% in the third quarter of 2018 due to product mix.

Gross profit increased $2.3 million, or 2.8%, to $84.1 million in the first nine months of 2019 compared with $81.8 million in the same period of 2018.  The increase in gross profit is primarily attributable to sales volume increases period over period. Gross profit as a percentage of sales decreased to 33.3% in the first nine months of 2019 compared with 33.6% in the first nine months of 2018. The decrease is primarily attributable to product mix.

Orders booked were $115.7 million during the third quarter of 2019 and $316.0 million during the first nine months of 2019 as compared with $97.5 million during the third quarter of 2018 and $292.9 million during the first nine months of 2018.  Excluding the impact of 2018 Divestitures, bookings grew organically by $18.6 million and $29.5 million during the third quarter of 2019 and the first nine months of 2019, respectively.

Selling and administrative expenses were $21.8 million for the third quarter of 2019 compared with $22.2 million for the third quarter of 2018. The decrease in administrative expenses is primarily attributable to the impact of the divested businesses in 2018. Selling and administrative expenses increased as a percentage of sales to 25.6% in the third quarter of 2019 compared with 25.1% in the third quarter of 2018.

Selling and administrative expenses were $65.5 million for the first nine months of 2019 compared with $66.1 million for the first nine months of 2018. Selling and administrative expenses decreased as a percentage of sales to 25.9% in the first nine months of 2019 compared with 27.1% in the first nine months of 2018.  The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the increase in sales.

Amortization and earnout expense was $2.2 million for the third quarter of 2019 compared with $2.0 million for the third quarter of 2018. The increase in expense is primarily attributable to earnout income of $0.3 million in the third quarter 2018, which did not recur in 2019.

Amortization and earnout expense was $6.5 million for the first nine months of 2019 compared with $7.4 million for the first nine months of 2018. The decrease in expense is attributable to $0.9 million decrease in definite-lived asset amortization.

Operating income increased $14.5 million to $4.1 million in the third quarter of 2019 compared with operating loss of $(10.4) million during the third quarter of 2018.  Operating loss in the third quarter 2018 included a $15.1 million non-cash impairment charge related to the divested businesses. This loss is included in the loss on divestiture, net of selling costs on the Condensed Consolidated Statement of Operations. Operating income increased $6.7 million to $11.0 million in the first nine months of 2019 compared with $4.3 million during the first nine months of 2018. The increase is due primarily to the net loss on divested businesses in the first nine months of 2018 outlined in Note 17 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, as well as the factors described above.

Non-GAAP operating income was $7.0 million for the third quarter of 2019 compared with $6.5 million for the third quarter of 2018. The increase in non-GAAP operating income is primarily attributable to higher gross margins and lower administration expenses. Non-GAAP operating income as a percentage of sales increased to 8.2% for the third quarter of 2019 from 7.4% for the third quarter of 2018.

Non-GAAP operating income was $18.6 million for the first nine months of 2019 compared with $15.7 million for the first nine months of 2018. The increase in non-GAAP operating income is primarily attributable to higher sales, which led to an increase in gross profit. Non-GAAP operating income as a percentage of sales increased to 7.4% for the first nine months of 2019 from 6.4% for the first nine months of 2018.

Interest expense decreased to $1.3 million in the third quarter of 2019 and $4.3 million for the first nine months of 2019 compared with $1.7 million in the third quarter of 2019 and $5.4 million for the first nine months of 2018. The decrease is primarily due to a reduced debt balance in 2019 in comparison to 2018, resulting in lower interest expense incurred.

Income tax expense (benefit) was $0.7 million for the third quarter of 2019 and $(2.6) million for the first nine months of 2019, compared with income tax expense of $1.3 million for the third quarter of 2018 and $6.8 million for the first nine months of 2018. The effective income tax rate for the third quarter of 2019 was 27.7% compared with (11.5)% for third quarter of 2018.  The effective income tax rate was (38.1)% for the first nine months of 2019, compared with (524.7)% for the first nine months of 2018. The effective income tax rate for the nine months ended September 30, 2019 was negative (i.e., income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million upon finalization of a tax position related to the 2018 divestiture of Zhongli. That benefit was recorded as a discrete item in the second quarter of 2019. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, return-to-provision adjustments, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales (less intra- and inter-segment sales)
Energy Solutions Segment	$48,847	$56,552	$154,606	$147,661
Industrial Solutions Segment	26,983	21,868	65,920	59,833
Fluid Handling Solutions Segment	9,436	9,836	31,930	35,991
Net sales	$85,266	$88,256	$252,456	$243,485

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Income from Operations
Energy Solutions Segment	$7,633	$8,157	$23,275	$17,682
Industrial Solutions Segment	2,794	2,091	3,911	4,769
Fluid Handling Solutions Segment	818	1,388	4,657	6,744
Corporate and Other(1)	(7,186)	(22,666)	(20,878)	(24,691)
Eliminations	—	589	—	(232)
Income from operations	$4,059	$(10,441)	$10,965	$4,272
(1)

Includes (loss) gain on divestitures, net of selling costs, corporate compensation, professional services, information technology and other general and administrative corporate expenses.  This amount excludes earnout adjustments, which are recorded in the segment in which the adjustment occurs.

Energy Solutions Segment

Our Energy Solutions segment net sales decreased $7.8 million to $48.8 million in the third quarter of 2019 compared with $56.6 million in the same period of 2018. Excluding the divested division Zhongli, net sales decreased $6.2 million in the third quarter 2019 from $55.0 million in the same period of 2018. The decrease is primarily attributable to volume decreases in the Company’s SCR solutions and related services period over period that serves the power generation markets.

Our Energy Solutions segment net sales increased $6.9 million to $154.6 million in the first nine months of 2019 compared with $147.7 million in the same period of 2018. Excluding the divested division Zhongli, net sales increased $11.4 million in the first nine months of 2019. The increase is due primarily to volume increases for the Company’s refinery related products and separation equipment serving the midstream oil & gas markets offset by volume decreases in the SCR solutions serving power generation markets.

Operating income for the Energy Solutions segment decreased $0.6 million to $7.6 million in the third quarter of 2019 compared with $8.2 million in the same period of 2018. The change is primarily attributable to a $0.4 million decrease in gross profit driven by lowered sales and an increase of $0.5 million in restructuring expense offset by a decrease of $0.6 million in administrative expenses related to divested businesses.

Operating income for the Energy Solutions segment increased $5.6 million to $23.3 million in the first nine months of 2019 compared with $17.7 million in the same period of 2018. The increase is primarily attributable to increased sales in the first nine months of 2019 related to products and markets described above offset by a $0.5 million increase in restructuring expense and $0.3 million in earnout income in 2018, which did not recur in 2019.

Industrial Solutions Segment

Our Industrial Solutions segment net sales increased $5.1 million to $27.0 million in the third quarter of 2019 compared with $21.9 million in the third quarter of 2018. The increase is primarily attributable to increased sales for the Company’s clean air pollution control technologies.

Our Industrial Solutions segment net sales increased $6.1 million to $65.9 million in the first nine months of 2019 compared with $59.8 million in the same period of 2018. The increase is primarily attributable to volume increases for the Company’s clean air pollution control technologies.

Operating income for the Industrial Solutions segment increased $0.7 million to $2.8 million in the third quarter of 2019 compared with $2.1 million in the third quarter of 2018. The increase is primarily attributable to increased sales offset by $0.4 million increase in selling expenses related to the investment in sales & marketing personnel and customer focused product innovation.

Operating income for the Industrial Solutions segment decreased $0.9 million to $3.9 million in the first nine months of 2019 compared with $4.8 million in the first nine months of 2018. The decrease is attributable to $1.4 million increase in selling expenses related to the investment in sales & marketing personnel and customer focused product innovation offset by a $0.6 million increase in gross profit due to favorable product sales volume.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment net sales decreased $0.4 million to $9.4 million in the third quarter of 2019 compared with $9.8 million in the third quarter of 2018. The decrease is primarily attributable to volume decreases in the Company’s filtration and pump solutions.

Our Fluid Handling Solutions segment net sales decreased $4.1 million to $31.9 million in the first nine months of 2019 compared with $36.0 million in the first nine months of 2018. The sales decrease was primarily attributable to $4.8 million of revenue in the same period of 2018 from the Keystone and Strobic divested businesses, which did not recur in the first nine months of 2019. Excluding the divested Keystone and Strobic businesses, segment sales increased $0.7 million.

Operating income for the Fluid Handling Solutions segment decreased $0.6 million to $0.8 million in the third quarter of 2019 compared with $1.4 million in the third quarter of 2018. The decrease is primarily attributable to a $0.5 million decrease in gross profit due to product mix and an increase in plant investment expense.

Operating income for the Fluid Handling Solutions segment decreased $2.0 million to $4.7 million in the first nine months of 2019 compared with $6.7 million in the first nine months of 2018. The decrease is attributable to the decrease in sales and operating income of $1.2 million from the divestitures of Keystone and Strobic. Excluding the divested Keystone and Strobic businesses, segment operating income decreased by $0.8 million due to volume and plant investments.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $15.5 million to $7.2 million in the third quarter of 2019 compared with $22.7 million in the third quarter of 2018. The decrease is primarily attributable to a $15.1 million impairment loss related to the Zhongli business in the third quarter of 2018, which did not recur in 2019.

Operating expense for the Corporate and Other segment was $20.9 million in the first nine months of 2019 compared with $24.7 million in the first nine months of 2018.  The decrease in operating expenses is primarily attributable to the net loss of $4.0 million on divested businesses in the first nine months of 2018 outlined in Note 17 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which did not recur in 2019.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Our customers may have the right to cancel a given order. Our backlog as of September 30, 2019, was $237.8 million compared with $182.1 million as of December 31, 2018.  During the first nine months of 2019, the Company removed $6.7 million of orders that were previously disclosed as backlog in prior quarters, due to cancellations by customers.  Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies. There can be no assurances that backlog will be replicated, increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors related to our backlog and the orders secured during the subsequent periods. Certain contracts are highly dependent on the work of contractors and other subcontractors participating in a project, over which we have no or limited control, and their performance on such project could have an adverse effect on the profitability of our contracts. Delays resulting from these contractors and subcontractors, changes in the scope of the project, weather, and labor availability also can have an effect on a contract’s profitability.

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

At September 30, 2019, the Company had working capital of $54.5 million, compared with $57.0 million at December 31, 2018.  The ratio of current assets to current liabilities was 1.53 to 1 on September 30, 2019, as compared with a ratio of 1.55 to 1 at December 31, 2018.

At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $29.0 million and $43.7 million, respectively. As of September 30, 2019 and December 31, 2018, $21.5 million and $23.3 million, respectively, of our cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following at September 30, 2019 and December 31, 2018:

(table only in thousands)	September 30, 2019	December 31, 2018

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$49,375	$76,147
- Revolving Credit Loan	$20,000	—
- Unamortized debt discount	$(1,880)	(1,691)
Total outstanding borrowings under the Credit Facility	67,495	74,456

Less: current portion	(2,500)	—
Total debt, less current portion	$64,995	$74,456

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of September 30, 2019 and December 31, 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	September 30, 2019	December 31, 2018
Credit Facility, revolving loans	$140.0	$80.0
Draw down	(20.0)	—
Letters of credit open	(11.5)	(29.3)
Total unused credit availability	$108.5	$50.7
Amount available based on borrowing limitations	$70.0	$50.7

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(633)	$3,642
Net cash (used in) provided by investing activities	(3,237)	37,478
Net cash used in financing activities	(9,881)	(37,636)
Effect of exchange rate changes on cash and cash equivalents	(448)	(1,433)
Net increase (decrease) in cash	$(14,199)	$2,051

Operating Activities

For the nine months ended September 30, 2019, $0.6 million of cash was used in operating activities compared with $3.6 million provided by operating activities in the prior year period, a $4.2 million decrease. Net earnings adjusted for non-cash items increased $14.9 million primarily due to a favorable $9.3 million change in income tax provision and $2.3 million increase in gross profit. Cash flow from operating activities in the first nine months of 2019 was negative primarily due to certain increases and decreases in net working capital items such as increases in accounts receivable and prepaids and decreases in accounts payable and accrued expenses as reflected in the Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $3.2 million compared with net cash provided by investing activities of $37.5 million in the prior year period.  In the first nine months of 2019, cash used in investing activities was primarily the result of cash used for the acquisitions of property and equipment totaling $3.7 million and cash provided by proceeds from the sale of property and equipment totaling $0.5 million. In the prior year period, cash provided by investing activities was the result of cash proceeds from divestitures totaling $33.1 million, cash proceeds from the sale of property and equipment totaling $6.3 million and cash used for the acquisitions of property and equipment totaling $1.9 million.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $9.9 million due principally to note payable repayments of $1.7 million, payment of financing fees related to the refinancing of our Credit Facility of $1.1 million, payment on our loan of $0.6 million and payment of our revolving credit loan of $7.0 million offset by net borrowings under the Credit Facility of $0.8 million. For the nine months ended September 30, 2018, net cash used in financing activities was $37.6 million due principally to net term loan repayments of $34.3 million and $3.8 million in net revolving credit line repayments and term loan repayments.

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

Management believes there have been no changes during the nine-month period ended September 30, 2019, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $69.4 million at September 30, 2019. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2019. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2019 is $0.3 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies – Legal Matters” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Date: November 6, 2019