Form 10-K
period 2019-12-31
CECO ENVIRONMENTAL CORP
filed 2020-03-04
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $248.9 million based upon the closing market price and shares of common stock outstanding as of June 28, 2019, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 28, 2020, the registrant had 35,284,847 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2019

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

CECO has over $6 billion of installed equipment base with end users, which we target to expand and grow a higher recurring revenue of aftermarket products and services.  We also focus on operational excellence strategies as a central theme to improving our earnings and cash flows.

Our customers include some of the largest natural gas processors, transmission and distribution companies, refineries, power generators, boiler manufacturers, compressor manufacturers, metals and minerals, industrial manufacturing, engineering and construction companies in the world.

We believe our value differentiators include, but are not limited to, reliable product performance, timely delivery, customer satisfaction, and advanced engineering.  We believe these are critical in maintaining our competitive position and have adopted a spirit of continuous improvement to ensure we maintain our market leadership position. The Company has been publicly traded since January 1, 1978.

Industry Overview

We serve a $5 billion dollar global market that is highly fragmented and serves various end markets including power generation, natural gas power plants, petrochemical processing, general industrial, refining, oil & gas and wastewater treatment.

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

•

Energy Solutions segment: Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for Clean Energy through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment: Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

Global diversification and broad customer base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2019, we had a diversified customer base of approximately 4,800 active customers across a range of industries. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ processes change and modifications or additions to their systems become necessary.

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

Expand customer base and penetrate end markets through global market coverage. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets with existing products and services or acquire new product or service opportunities. We intend to continue to expand our sales force, customer base, and end markets, and have continued to pursue potential attractive growth opportunities both domestically and globally. In the last three years we have expanded our international presence with sales & engineering hubs in Shanghai, Singapore, Pune India, and Dubai.

Develop innovative solutions. We leverage our engineering and manufacturing expertise and strong customer relationships to develop new customized products to address the identified needs of our customers or a particular end market. We thoroughly analyze new product opportunities by considering projected demand for the product or service, price point, and expected operating costs, and only pursue those opportunities that we believe will contribute to earnings growth in the near-term. In addition, we continually improve our traditional technologies and adapt them to new industries and processes.

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

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2019.

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

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog increased to $216.6 million as of December 31, 2019 from $182.1 million as of December 31, 2018. Our customers may have the right to cancel a given order. Historically cancellations have not been common, however, during the year 2019, the Company removed $6.7 million of orders that were previously disclosed as backlog in prior periods, due to cancellations by customers.  Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants.  We believe no single company competes with us across the full range of our systems and products.  Competition in the markets we serve is based on a number of considerations, including timeliness of delivery, technology, applications experience, know-how, reputation, product warranties, service and price.  Demand for our product can vary period over period depending on conditions in the markets we serve.  We believe our reputation, technical engineering capabilities and service differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

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

Government Regulations

We believe our operations are in compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations create opportunity given the nature of our business.

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

Employees

We had approximately 830 full-time employees as of December 31, 2019. The facilities in Greensboro, North Carolina, Louisville, Kentucky, Columbia, Tennessee, and Telford, Pennsylvania are unionized except for selling, engineering, design, administrative and operating management personnel. None of our other employees are subject to any collective bargaining agreements. We consider our relationship with our employees to be satisfactory. In total, as of December 31, 2019, approximately 200 employees were represented by independent labor unions under various union contracts that expire at various intervals.

Executive Officers of CECO

The following are the executive officers of the Company as of February 28, 2020. The terms of all officers expire at the next annual meeting of stockholders and upon the election of the successors of such officers.

Dennis Sadlowski (59) served as our Interim Chief Executive Officer and President from January 2017 until his permanent appointment as Chief Executive Officer in June 2017 and as a director since May 2016.  Previously, he was the Chief Operating Officer of LSG Sky Chefs North America, a provider of food and food-related services for transportation providers, from April 2013 until March 2015. As Chief Operating Officer, Mr. Sadlowski oversaw operations across over 40 locations in North America and managed over 8,000 employees.  Previously, Mr. Sadlowski served as the Chief Executive Officer of International Battery, an early stage green tech company focused on large format lithium ion batteries for the grid storage markets, from September 2011 until April 2012.  Mr. Sadlowski worked at Siemens from July 2000 to March 2010, serving as the President & Chief Executive Officer of Siemens Energy & Automation, Inc. from July 2007 until October 2009, an operating subsidiary of the global manufacturer Siemens AG, where he had executive accountability for the company’s global strategic direction, operating performance and marketplace success.  His responsibilities at Siemens Energy & Automation included overseeing six operating divisions along with a combined sales organization, a number of wholly-owned subsidiaries and over 12,000 employees. Mr. Sadlowski has also previously worked at General Electric and Thomas & Betts.  Mr. Sadlowski was a former member of the Board of Directors and audit committee of Trojan Battery, a privately-held global leader in deep cycle lead-acid batteries.  Mr. Sadlowski earned a bachelor’s degree in Chemical and Nuclear Engineering from the University of California at Berkeley, and his master’s degree in Business Administration from Seattle University.

Matthew Eckl (39) has served as our Chief Financial Officer since January 2017.  Prior to joining the Company, Mr. Eckl served as Vice President, Finance – Energy Group at Gardner Denver, Inc. from 2012 until January 2017.  In this role, he oversaw a $1 billion revenue business group that designs, manufactures, markets and services pumps, fluid transfer equipment and engineered systems for oil & gas and petrochemical industries.  Prior to joining Gardner Denver, Mr. Eckl served in various roles of increasing responsibility within General Electric Company, a global digital industrial company, from 2002 until 2012, where he worked with various business groups to integrate new acquisitions and streamline financial reporting processes.  Mr. Eckl earned a Bachelor’s degree in Management Information Systems from Pennsylvania State University.

Paul Gohr (38) has served as the Chief Accounting Officer since May 2017. Mr. Gohr previously served as our Vice President of Financial Reporting since joining the Company in September 2014. From 2004 to 2014, Mr. Gohr served in various roles of increasing responsibility within Grant Thornton LLP, a global public accounting firm, most recently as a Senior Manager of Audit Services. While at Grant Thornton LLP, Mr. Gohr served a broad base of both public and private companies with international operations, many of which were acquisitive in nature. Mr. Gohr is a Certified Public Accountant. Mr. Gohr earned a Bachelor’s degree in Business, Accountancy and a Masters of Accountancy degree from Miami University.

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

The majority of our projects are currently performed on a fixed-price basis, while a limited number of projects are currently performed on a time and materials basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of the costs to complete the project are below the actual costs that we incur, our margins will decrease, or we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. While our fixed-price contracts are typically not individually material to our operating results, if we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. Generally, our contracts and projects vary in length, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

Our backlog was $216.6 million at December 31, 2019 and $182.1 million at December 31, 2018. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Volatility of oil and natural gas prices can adversely affect demand for our products and services.

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

All of the industries in which we compete are highly competitive and highly fragmented. We compete in primarily mature markets against a number of local, regional and national contractors and manufacturers in each of our product or service lines, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source. We must also be responsive to any technological developments and related changing customer requirements. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business can be significantly affected by changes in regulatory standards.

The markets that the Company serves are characterized by competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements may render certain of our products and processes obsolete. Conversely, these changes may present new business opportunities for us. Acceptance of new products and services may also be affected by the adoption of new government regulations requiring stricter standards. Our ability to anticipate changes in regulatory standards and to respond with new and enhanced products on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot guarantee that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products or services will not become obsolete.

Changes in current environmental legislation and enforcement could have an adverse impact on the sale of our environmental control systems and products and on our financial condition, results of operations and cash flows.

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

For the year ended December 31, 2019, approximately 30% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; and (ix) the results of the United Kingdom’s referendum on European Union membership, advising for the exit from the European Union.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on import from countries where we procure or manufacture products, such as China, could have a material adverse effect on our business and results of operations. For instance, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported goods. Given the uncertainty regarding the duration of the imposed tariffs, as well as the potential for additional tariffs by the U.S., China or other countries, as well as other changes in tax policy, trade regulations or trade agreements, and the Company’s ability to implement strategies to mitigate the impact of changes in tax policy, tariffs or other trade regulations, our exposure to the risks described above could have a material adverse effect on our business and results of operations.

In addition, compliance with foreign and domestic legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls and anti-corruption laws, such as the Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act, the European Union’s General Data Protection Regulations and similar laws of other jurisdictions, could adversely impact our ability to compete against companies in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for such violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cybersecurity incidents, terrorist activity, public health crises (such as coronavirus), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil & gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress or milestone payments and letters of credit as well as closely monitoring the credit worthiness of our customers. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results.

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

Given that approximately 30% of our 2019 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies.  Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations.  Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2019, goodwill and indefinite lived intangibles were $166.3 million, or 40.8%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

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

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and existing international trade agreements by the current U.S. presidential administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. If the current or future U.S. presidential administrations materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition, and results of operations could be adversely affected.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.

Our subsidiary, Met-Pro, along with numerous other third parties, has been named as a defendant in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions that caused injuries (including death) and loss to the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

See Note 13 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the asbestos-related litigation in which we are involved.

We have $67.3 million of indebtedness as of December 31, 2019, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

Our outstanding indebtedness could have important consequences for investors, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to the agreement governing our Credit Facility (as defined herein), and any failure to comply with the obligations of any of the agreements governing any additional indebtedness, including financial and other restrictive covenants, could result in an event of default under such agreements;

•

the covenants contained in our debt agreements, including our Credit Facility, limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

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

As of December 31, 2019, approximately 200 of our approximately 860 employees are represented by international or independent labor unions under various union contracts that expire from May 31, 2020 to April 30, 2023. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Increased global information technology cyber security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available, or may result in increased cybersecurity and other insurance premiums.

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

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2019, the sales price of our common stock on the NASDAQ ranged from $6.71 to $9.60 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

The timing, declaration, amount and payment of future dividends to our shareholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. There can be no assurance that we will pay a dividend in the future.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved 1.9 million shares of our common stock for issuance under our 2017 Equity Incentive Plan (the “2017 Plan”), which may include option grants, stock grants, performance unit grants and restricted stock grants. We had outstanding options to purchase approximately 356,000 shares of our common stock and 65,000 outstanding restricted stock units under our 2007 Equity Incentive Plan (the “2007 Plan”), and outstanding options to purchase approximately 54,000 shares of our common stock and 1,257,000 outstanding restricted stock units under our 2017 Plan as of December 31, 2019. The shares under both plans are registered for resale on currently effective registration statements.

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

The Company has 30 principal operating facilities across 12 states and seven foreign countries. The Company’s executive offices are located in Dallas, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number, ownership and location of principal operating facilities by segment was as follows as of December 31, 2019.

			Location of Facilities
Segment	Owned	Leased	States	Countries
Energy Solutions segment	—	15	California, Connecticut, New York, Ohio, Texas	United States, The Netherlands, Canada, India, United Arab Emirates, Singapore, United Kingdom, People's Republic of China
Industrial Solutions segment	—	9	California, Illinois, Kentucky, Michigan, North Carolina, Pennsylvania, Tennessee	United States, United Kingdom, People's Republic of China
Fluid Handling Solutions segment	1	2	Indiana, Pennsylvania	United States, The Netherlands
Corporate	—	3	Ohio, Texas	United States, Canada
	1	29
Item 3.	Legal Proceedings

See Note 13 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ under the symbol “CECE.”

Performance Graph

The following graph sets forth the cumulative total return to CECO’s shareholders during the five years ended December 31, 2019, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. Assumes $100 was invested on December 31, 2014, including the reinvestment of dividends, in each category.

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

Holders

The approximate number of registered shareholders of record of our common stock as of February 28, 2020 was 305, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during 2019.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.Selected Financial Data

The following table sets forth selected summary financial data.  We have derived this data from our consolidated financial statements for the five years ended December 31, 2019 which were audited by BDO USA, LLP, independent registered public accounting firm.  The selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein and previously filed for 2016 and 2015.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Net sales	$341,869	$337,339	$345,051	$417,011	$367,422
Gross profit	114,099	111,537	113,194	134,859	109,171
Amortization and earnout expenses	8,499	9,683	7,132	20,231	25,613
Restructuring expenses, net	1,097	—	1,895	—	—
Acquisition and integration expenses	465	—	—	—	—
Loss on divestitures, net of selling costs	70	4,390	—	—	—
Intangible asset and goodwill impairment	—	—	7,168	57,923	3,340
Income (loss) from operations	17,990	10,002	8,024	(25,562)	4,949
Net income (loss)	17,707	(7,121)	(3,029)	(38,218)	(5,602)
Basic earnings (loss) per common share	$0.51	$(0.21)	$(0.09)	$(1.12)	$(0.19)
Diluted earnings (loss) per common share	$0.50	$(0.21)	$(0.09)	$(1.12)	$(0.19)
Weighted average shares outstanding – basic	34,987,878	34,714,395	34,445,256	33,979,549	28,791,662
Weighted average shares outstanding – diluted	35,484,273	34,714,395	34,445,256	33,979,549	28,791,662
Dividends declared per common share	$—	$—	$0.225	$0.264	$0.264
Dividends paid	$—	$—	$7,792	$8,995	$7,977
Total assets	$408,637	$392,582	$438,549	$498,634	$598,819
Short-term debt	2,500	—	11,296	8,827	19,494
Long-term obligations	81,457	86,474	115,417	126,899	157,834
Shareholders’ equity	$193,017	$178,560	$186,569	$190,082	$245,021

Results of operations from acquired businesses are included from the date of acquisition forward. The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter. Acquisitions consist of Peerless Mfg. Co. (“PMFG”) in September 2015.

Results of operations from businesses that are divested are excluded from the date of the disposition.  Dispositions consist of the following: (i) Keystone Filter in February 2018, (ii) Strobic Air Corporation in March 2018, and (iii) Jiangyin Zhongli Industrial Technology Co. Ltd. (“Zhongli”) in November 2018.

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

CECO serves diverse industries globally by working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in our customer’s mission critical applications. The industries CECO serves include oil & gas, power generation, water and wastewater, battery production, poly silicon fabrication, and chemical and petrochemical processing, along with a wide range of other industries.

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

Our three reportable segments are:

•

Energy Solutions segment:  Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for Clean Energy through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment:  Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

Our cost of sales is principally driven by a number of factors, including material and subcontract prices and labor cost and availability. Changes in these factors may have a material impact on our overall gross profit margins.

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

The Company has provided the non-GAAP financial measures non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income attributable to CECO Environmental Corp. as a result of the adjustment for items that the Company believes are not indicative of its ongoing operations. These items include charges associated with the Company’s acquisitions, divestitures and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and income associated with acquisitions and divestitures. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year ended December 31,
(dollars in millions)	2019	2018	2017
Net sales	$341.9	$337.3	$345.1
Cost of goods sold	227.8	225.8	231.9
Gross profit	$114.1	$111.5	$113.2
Percent of sales	33.4%	33.1%	32.8%
Selling and administrative expenses	$85.9	$87.4	$89.0
Percent of sales	25.1%	25.9%	25.8%
Amortization and earnout expenses	$8.5	$9.7	$7.1
Loss on divestitures, net of selling costs	$0.1	$4.4	$—
Acquisition and integration expenses	$0.5	$—	$—
Intangible asset and goodwill impairment	$—	$—	$7.2
Restructuring expenses, net	$1.1	$—	$1.9
Operating income	$18.0	$10.0	$8.0
Percent of sales	5.3%	3.0%	2.3%

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2019, 2018 and 2017, the Company has adjusted GAAP operating income to exclude (1) executive transition expenses, including severance for its former Chief Executive Officer, fees incurred in the search for a new Chief Executive Officer, and expenses associated with hiring a new Chief Financial Officer, (2) facility exit expenses associated with the closure of certain leased facilities, (3) legacy design repair expenses related to costs to rectify issues on products that are no longer in production, (4) restructuring expenses primarily relating to severance, facility exit, legal and property, plant and equipment impairment, (5) intangible asset and goodwill impairment, (6) plant, property and equipment valuation adjustments related to acquisitions, (7) loss on divestitures and (8) acquisition and integration related expenses, including legal and accounting.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income (loss) to non-GAAP net income.

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Operating income as reported in accordance with GAAP	$18.0	$10.0	$8.0
Operating margin in accordance with GAAP	5.3%	3.0%	2.3%
Legacy design repairs	—	—	2.0
Plant, property and equipment valuation adjustment	—	—	0.6
Amortization and earnout expenses	8.5	9.7	7.1
Loss on divestitures, net of selling costs	0.1	4.4	—
Intangible asset and goodwill impairment	—	—	7.2
Acquisition and integration expenses	0.5	—	—
Restructuring expenses, net	1.1	—	1.9
Executive transition expenses	—	—	1.3
Facility exit expenses	—	—	0.2
Non-GAAP operating income	$28.2	$24.1	$28.3
Non-GAAP operating margin	8.2%	7.1%	8.2%

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Net income (loss) as reported in accordance with GAAP	$17.7	$(7.1)	$(3.0)
Legacy design repairs	—	—	2.0
Plant, property and equipment valuation adjustment	—	—	0.6
Amortization and earnout expenses	8.5	9.7	7.1
Loss on divestitures, net of selling costs	0.1	4.4	—
Intangible asset and goodwill impairment	—	—	7.2
Acquisition and integration expenses	0.5	—	—
Restructuring expenses, net	1.1	—	1.9
Deferred financing fee adjustment	0.4	—	—
Executive transition expenses	—	—	1.3
Facility exit expenses	—	—	0.2
Foreign currency remeasurement	(0.5)	0.8	(2.1)
Tax (benefit) expense of adjustments	(2.5)	2.4	(5.7)
Zhongli tax benefit	(4.4)	—	—
Non-GAAP net income	$20.9	$10.2	$9.5
Non-GAAP net income as a percentage of sales	6.1%	3.0%	2.8%

In 2018, we divested three non-core businesses; Keystone filter brand (“Keystone”) and Strobic Air Corporation (“Strobic”) in the first quarter and Zhongli in the fourth quarter (collectively, “the Divestitures”).  The exclusion of the operating results subsequent to their disposition impacts the comparability of our consolidated and segment operating results.

Comparison of the years ended December 31, 2019 and 2018

Consolidated net sales in 2019 were $341.9 million compared with $337.3 million in 2018, an increase of $4.6 million. The increase is primarily attributable to increased sales volume for the Company’s industrial air pollution products and midstream oil & gas products, partially offset by the impact of the Divestitures. Excluding the impact of the Divestitures, sales grew organically by $13.9 million.

Gross profit increased by $2.6 million, or 2.3%, to $114.1 million in 2019 compared with $111.5 million in 2018. Gross profit as a percentage of sales increased to 33.4% in 2019 compared with 33.1% in 2018. The increase in gross profit was primarily attributable to sales volume increases year over year.

Selling and administrative expenses were $85.9 million in 2019 compared with $87.4 million in 2018. The decrease in administration expenses is primarily attributable to the impact of the Divestitures. Selling and administrative expenses as a percentage of sales were 25.1% in 2019 compared with 25.9% in 2018. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the increase in net sales.

Amortization and earnout expense was $8.5 million in 2019 and $9.7 million in 2018. The decrease in expense is attributable to $1.2 million decrease in definite lived intangible asset amortization. There was no earnout expenses in 2019 or 2018, and we currently have no earnout obligations.

In 2018, the Company divested Keystone, Strobic and Zhongli, resulting in a net loss on divestitures of $4.4 million.  The loss was comprised of a $15.6 million loss for Zhongli, offset by a $6.9 million gain for Keystone and $4.3 million gain for Strobic. Refer to Note 16 of the Consolidated Financial Statement for discussion of the Divestitures.

In 2019, the Company implemented restructuring measures in China to simplify operating efficiencies and reduce manufacturing footprint, accordingly we incurred expenses of $1.1 million.  There were no restructuring charges in 2018.

Operating income for 2019 was $18.0 million, an increase of $8.0 million from $10.0 million in 2018. Operating income as a percentage of sales for 2019 was 5.3% compared with 3.0% for 2018. The increase in operating income is primarily attributable to higher sales, which led to an increase in gross profit, and decreases in administration expenses.

Non-GAAP operating income was $28.2 million in 2019, an increase of $4.1 million from $24.1 million in 2018.. Non-GAAP operating income as a percentage of sales for 2019 was 8.2% compared with 7.1% for 2018. The increase in Non-GAAP operating income was attributable to the factors described above.

Other income (expense) for 2019 was $0.8 million of income compared with $(0.4) million of expense in 2018, and was comprised primarily of foreign currency transaction gains and losses.

Interest expense decreased to $5.4 million in 2019 from $7.1 million in 2018.  The decrease is due to lower interest rates and lower average debt balances in 2019 compared to 2018.

Income tax (benefit) expense was $(4.4) million and $9.6 million in 2019 and 2018, respectively. The effective tax rate for 2019 was (32.7)% compared with 385.2% in 2018.

Income tax benefit and the effective tax rate for 2019 were significantly impacted by a $4.4 million tax benefit on finalization of a tax position related to the 2018 divestiture of Zhongli. In addition, the Company also recorded $3.5 million tax benefit related to U.S. and foreign tax incentives.

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

Comparison of the years ended December 31, 2018 and 2017

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Operations. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income (loss) from Operations table and corresponding comments regarding operating income (loss) at the reportable segment level include both intra-segment and inter-segment operating income.

During the first quarter of 2019, as a result of further evaluating the Company’s operating structure, management determined that a minor realignment of the Company’s segments would help maximize growth and improve customer experience. As a result of this minor realignment, the operating results of the reportable segments Industrial Solutions and Fluid Handling Solutions have been reclassified to have their results align.  All prior years have been reclassified to conform to the current year presentation.

The exclusion of the Divestitures’ operating results subsequent to their disposition impacts the comparability of our segment operating results.

	2019	2018	2017
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Energy Solutions segment	$210,319	$211,185	$188,955
Industrial Solutions segment	91,347	80,699	93,960
Fluid Handling Solutions segment	40,203	45,455	63,037
Corporate and Other (1)	—	—	(901)
Net sales	$341,869	$337,339	$345,051
(1)	Includes adjustment for revenue on intercompany jobs.

	2019	2018	2017
Income (loss) from Operations
(table only in thousands)
Energy Solutions segment	$33,886	$28,797	$14,565
Industrial Solutions segment	5,679	6,308	8,800
Fluid Handling Solutions segment	5,558	7,730	14,059
Corporate and Other (2)	(27,133)	(32,833)	(26,649)
Eliminations	—	—	(2,751)
Income from operations	$17,990	$10,002	$8,024
(2)

Includes loss on divestitures, net of selling costs, corporate compensation, professional services, information technology, and other general and administrative corporate expenses.  This figure excludes earnout expenses / income, which are recorded in the segment in which the expense / income occurs.

Comparison of the years ended December 31, 2019 and 2018

Energy Solutions segment

Our Energy Solutions segment net sales decreased $0.9 million to $210.3 million in 2019 compared with $211.2 million in 2018, a decrease of 0.4%.  Excluding the impact of the 2018 divested division Zhongli, net sales increased $3.6 million or 1.7% in 2019. The increase in organic sales is due primarily to increased sales volume for the Company’s refinery related products and separation equipment serving the midstream oil & gas markets offset by sales volume decreases in SCR (DeNOx) solutions serving power generation markets.

Operating income increased $5.1 million to $33.9 million for 2019 compared with $28.8 million in 2018, an increase of 17.7%. The increase in operating income in 2019 is primarily attributable to an increase in gross profit due to product mix, an operating loss in 2018 of $1.6 million related to Zhongli divestiture, and a decrease in amortization expense of $0.9 million, offset by a $0.5 million increase in restructuring expense.

Industrial Solutions segment

Our Industrial Solutions segment net sales increased $10.6 million to $91.3 million in 2019 compared with $80.7 million in 2018, an increase of 13.1%.  The increase is primarily attributable to volume increases for the Company’s clean air pollution control technologies and aftermarket air filtration parts.

Operating income decreased $0.6 million to $5.7 million for 2019 compared with $6.3 million in 2018, a decrease of 9.5%. The decrease is attributable to $1.5 million increase in selling expenses related to the investment in sales & marketing personnel and customer focused product innovation and $0.5 million in acquisition and integration expenses which did not occur in 2018, offset by a $1.4 million increase in gross profit due to favorable product sales volume.

Fluid Handling Solutions segment

Our Fluid Handling Solutions segment net sales decreased $5.3 million to $40.2 million in 2019 compared with $45.5 million in 2018, a decrease of 11.6%. The decrease is primarily due to the divestitures of Keystone and Strobic, which had aggregate sales of $4.8 million in 2018, and sales volume decreases in the Company’s filtration and pump solutions.

Operating income decreased $2.1 million to $5.6 million for 2019 compared with an operating income of $7.7 million for 2018, a decrease of 27.3%.  The decrease is primarily attributable the decrease in sales and operating income of $1.2 million from the divestitures of Keystone and Strobic. Excluding the divested businesses, segment income decreased $0.9 million due to volume and plant investments.

Comparison of the years ended December 31, 2018 and 2017

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results of operations for our business segments and cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog increased to $216.6 million as of December 31, 2019 from $182.1 million as of December 31, 2018.  Our customers may have the right to cancel a given order. Historically cancellations have not been common, however, during the year 2019, the Company removed $6.7 million of orders that were previously disclosed as backlog in prior periods, due to cancellations by customers. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Credit Facility (as defined below). Our principal uses of cash are operating costs, payment of principal and interest on our outstanding debt, working capital and other corporate requirements. Depending on market conditions, our liquidity requirements, contractual restrictions and other factors, we may also repurchase some of our outstanding shares of common stock.

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

At December 31, 2019, the Company had working capital of $64.3 million, compared with $57.0 million at December 31, 2018.  The ratio of current assets to current liabilities was 1.56 to 1.00 at December 31, 2019 as compared with a ratio of 1.55 to 1.00 at December 31, 2018.

At December 31, 2019 and 2018, cash and cash equivalents totaled $35.6 million and $43.7 million, respectively. As of December 31, 2019 and 2018, $27.0 million and $23.3 million, respectively, of our cash and cash equivalents were held by non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(table only in thousands)	2019	2018

Outstanding borrowings under Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

– Term loan	$48,750	$76,147
– U.S. Dollar revolving loans	18,500	—
– Unamortized debt discount	(1,749)	(1,691)
Total outstanding borrowings under Credit Facility	65,501	74,456
Less: current portion	(2,500)	—
Total debt, less current portion	$63,001	$74,456

In 2019, the Company made repayments of $3.0 million on the term loan and net repayments on the revolving credit lines of $7.6 million.

On June 11, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended and restated the Company’s prior credit agreement. Pursuant to the Credit Facility, the lenders provided a term loan in the aggregate principal amount of $50.0 million and the lenders increased their senior secured revolving credit commitments to the aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the Credit Facility extended the maturity date to June 11, 2024, reduced interest rates, and redefined certain financial covenants.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility).  Through September 30, 2020, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 through September 30, 2021. The Consolidated Net Leverage Ratio will then decrease to 3.25 until the end of the term of the Credit Facility.

As of December 31, 2019 and 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

In addition, the Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility.

See Note 9 to the Consolidated Financial Statements for further information on the Company’s foreign debt.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2019	2018
(dollars in millions)
Credit Facility, revolving loans	$140.0	$80.0
Draw down	(18.5)	—
Letters of credit open	(11.0)	(29.3)
Total unused credit availability	$110.5	$50.7
Amount available based on borrowing limitations	$82.3	$50.7

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2019	2018	2017
Total operating cash flow provided by operating activities	$10,227	$21,952	$6,570
Net cash (used in) provided by investing activities	(5,146)	38,258	(660)
Net cash used in financing activities	(12,116)	(44,900)	(24,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(445)	(1,531)	881
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,480)	$13,779	$(17,347)

Operating Activities

In 2019, $10.2 million of cash was provided by operating activities compared with $22.0 million provided in 2018, a decrease of $11.8 million.  Net earnings, adjusted for non-cash items (depreciation and amortization, unrealized foreign currency (gain) loss, loss on divestitures and share based compensation) increased $16.0 million year-over-year.  Cash flow from operating activities in 2019 had a negative year-over-year net impact due to greater working capital primarily from increases in accounts receivable and costs in excess of billings and decreases in other liabilities as reflected in the Consolidated Statement of Cash Flows.

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

Investing Activities

In 2019, $5.1 million of cash was used in investing activities, which consisted of $5.7 million of acquisition of property and equipment offset by $0.5 million of proceeds from disposals of assets held for sale.

In 2018, $38.3 million of cash was provided by investing activities, which primarily consisted of $35.1 million of proceeds from divestitures, $6.3 million of proceeds from the disposal of assets held for sale, offset by $3.1 million of acquisition of property and equipment.  Of the proceeds from the Divestitures, $29.2 million was used to pay down the Credit Facility.

Financing Activities

Financing activities in 2019 used cash of $12.1 million, which consisted primarily of $3.0 million of payments on our term loan, $7.6 million net payments on our revolving credit lines, and $1.1 million payment of financing fees related to the refinancing of our Credit Facility.

Financing activities in 2018 used cash of $44.9 million, which consisted primarily of $41.4 million of payments on our term loan and $3.7 million net payments on our revolving credit lines.

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

Employee Benefit Obligation

Based on current assumptions, estimated contributions to our pension plan of $1.5 million are required in 2020. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in future years.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2019:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt	$48,750	$2,500	$6,800	$39,450	$—
Revolving Credit Loan	18,500	—	—	18,500	—
Interest expense (estimated)	10,548	2,490	4,635	3,423	—
Unconditional purchase obligations (1)	75,183	75,183	—	—	—
Pension obligations (2)	4,339	1,538	1,703	1,098	—
Operating lease obligations	16,552	3,161	4,859	3,722	4,810
Capital lease obligations	9,932	855	1,761	1,832	5,484
Totals	$183,804	$85,727	$19,758	$68,025	$10,294

(1)	Primarily consists of purchase obligations for costs associated with uncompleted sales contracts.
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

Use of Estimates

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, warranties, share based compensation, income taxes, goodwill and intangible asset valuation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2019, 2018 and 2017.

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

Assets Held for Sale

The Company classifies properties as held for sale when certain criteria are met.  At such time, the properties, including significant assets that are expected to be transferred as part of a sale transaction, are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized.  As of December 31, 2019, the Company had one tract of land classified as held for sale.

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

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates are significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital is a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the analysis, the resultant estimated fair value of all of the reporting units exceeded their carrying value as of December 31, 2019. For additional information on goodwill impairment testing results, see Note 7 to the Consolidated Financial Statements.

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

Pension Benefit Plan Assumptions

We sponsor a pension plan for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the liability. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2019, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.0 million and the annual pension expense by approximately $10,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $67,000.

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

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this annual report on Form 10-K.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2019 was $65.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2019. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2019 is $0.2 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, Shanghai, Pune India, Dubai and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings.  Since most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2020.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2019, 2018 and 2017 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2019, its internal control over financial reporting was effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 9A includes the audit report of BDO USA, LLP on the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

Opinion on Internal Control over Financial Reporting

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 4, 2020, expressed an unqualified opinion thereon.

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

March 4, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2019 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11.	Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2019	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Incentive Plan [1]	420,755	$ 9.98	—
2017 Equity and Incentive Plan [2]	1,399,806	$ 0.46	917,823
Employee Stock Purchase Plan [3]	—	$ —	1,303,366
Equity compensation plans not approved by security holders	—	$ —	—
TOTAL	1,820,561		2,221,189

1

The 2007 Plan was replaced with the 2017 Equity and Incentive Plan and no further grants will be made under the 2007 Plan. The 2007 Plan remains in effect solely for the continued administration of the awards currently outstanding under the 2007 Plan.

2

The 2017 Equity and Incentive Plan was approved by our shareholders on May 16, 2017. We have reserved 1.9 million shares of our common stock for issuance under our 2017 Equity Incentive Plan.  In 2019, 464,000 restricted stock units were awarded to plan participants under the 2017 Equity and Incentive Plan.

3	The Employee Stock Purchase Plan was approved by our shareholders on May 21, 2009 and which expired in accordance with the terms thereof on May 31, 2019.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information called for by this Item 14 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Exhibit Number

3(i)	Certificate of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3(ii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)

*4.1	Description of Securities

**10.1

Summary term sheet governing arrangement of consulting services provided by Icarus Investment Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

**10.2

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

**10.3	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.4	Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

**10.5

Summary term sheet governing arrangement of consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2018)

10.6

Securities Pledge Agreement, dated August 27, 2013, by and among the Company, the Subsidiaries named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

**10.7

Director and Officer Indemnification Agreement, dated as of May 12, 2016, by and between the Company and the Directors and Officers of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

**10.8

Executive Employment Agreement, effective as of January 9, 2017, by and between the Company and Matthew Eckl (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017)

**10.9	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

**10.10	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

**10.11	Form of Restricted Stock Units Agreement for Directors (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

**10.12	Form of Restricted Stock Units Agreement for Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

**10.13

Executive Employment Agreement, dated as of June 10, 2017, between the Company and Dennis Sadlowski (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2017)

**10.14

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 16, 2017 (Registration No. 333-218030))

Exhibit Number
10.15	Amendment No. 1 to Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Report on Form 10-K filed with the SEC on March 9, 2018)

10.16

Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among CECO Environmental Corp. and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed with the SEC on June 12, 2019)

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
March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ DENNIS SADLOWSKI	March 4, 2020
Dennis Sadlowski Chief Executive Officer and Director

Principal Financial Officer:

/S/ MATTHEW ECKL	March 4, 2020
Matthew Eckl Chief Financial Officer Principal Accounting Officer:

/S/ PAUL GOHR	March 4, 2020
Paul Gohr Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	March 4, 2020
Jason DeZwirek Chairman of the Board and Director

/S/ ERIC M. GOLDBERG	March 4, 2020
Eric M. Goldberg Director

/S/ DAVID B. LINER	March 4, 2020
David B. Liner Director

/S/ CLAUDIO A. MANNARINO	March 4, 2020
Claudio A. Mannarino Director

/S/ MUNISH NANDA	March 4, 2020
Munish Nanda Director

/S/ JONATHAN POLLACK	March 4, 2020
Jonathan Pollack Director

/S/ VALERIE GENTILE SACHS	March 4, 2020
Valerie Gentile Sachs Director

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Cincinnati, Ohio

March 4, 2020

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$35,602	$43,676
Restricted cash	1,356	762
Accounts receivable, net	68,434	53,225
Costs and estimated earnings in excess of billings on uncompleted contracts	34,805	29,694
Inventories, net	20,578	20,817
Prepaid expenses and other current assets	9,899	10,117
Prepaid and refundable income taxes	8,231	1,388
Assets held for sale	593	1,186
Total current assets	179,498	160,865
Property, plant and equipment, net	15,274	22,200
Right-of-use assets from operating leases (Note 12)	13,607	—
Goodwill	152,020	152,156
Intangible assets – finite life, net	31,283	35,959
Intangible assets – indefinite life	14,291	18,258
Deferred charges and other assets	2,664	3,144
Total assets	$408,637	$392,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,500	$—
Accounts payable and accrued expenses	78,319	80,229
Billings in excess of costs and estimated earnings on uncompleted contracts	34,369	20,144
Note payable	—	1,700
Income taxes payable	—	1,813
Total current liabilities	115,188	103,886
Other liabilities	20,372	26,925
Debt, less current portion	63,001	74,456
Deferred income tax liability, net	5,943	8,755
Operating lease liabilities (Note 12)	11,116	—
Total liabilities	215,620	214,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,275,465 and 34,953,825 shares issued and outstanding at December 31, 2019 and 2018, respectively	353	349
Capital in excess of par value	253,869	251,409
Accumulated loss	(46,344)	(59,427)
Accumulated other comprehensive loss	(14,505)	(13,415)
	193,373	178,916
Less treasury stock, at cost, 137,920 shares at December 31, 2019 and 2018	(356)	(356)
Total shareholders’ equity	193,017	178,560
Total liabilities and shareholders’ equity	$408,637	$392,582

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2019	2018	2017
Net sales	$341,869	$337,339	$345,051
Cost of sales	227,770	225,802	231,857
Gross profit	114,099	111,537	113,194
Selling and administrative expenses	85,978	87,462	88,975
Amortization and earnout expenses	8,499	9,683	7,132
Restructuring expenses, net	1,097	—	1,895
Acquisition and integration expenses	465	—	—
Loss on divestitures, net of selling costs	70	4,390	—
Intangible asset and goodwill impairment	—	—	7,168
Income from operations	17,990	10,002	8,024
Other income (expense), net	751	(365)	106
Interest expense	(5,397)	(7,140)	(6,721)
Income before income taxes	13,344	2,497	1,409
Income tax (benefit) expense	(4,363)	9,618	4,438
Net income (loss)	$17,707	$(7,121)	$(3,029)
Income (loss) per share:
Basic	$0.51	$(0.21)	$(0.09)
Diluted	$0.50	$(0.21)	$(0.09)
Weighted average number of common shares outstanding:
Basic	34,987,878	34,714,395	34,445,256
Diluted	35,484,273	34,714,395	34,445,256

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income (loss)	$17,707	$(7,121)	$(3,029)
Other comprehensive income (loss), net of tax:
Translation (loss) income	(343)	(3,858)	4,021
Interest rate swap	(574)	76	180
Minimum pension liability adjustment	(184)	(22)	(78)
Comprehensive income (loss)	$16,606	$(10,925)	$1,094

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other			Total
	Common Stock		excess of	Accumulated	Comprehensive	Treasury Stock		Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance January 1, 2017	34,300	$343	$244,878	$(41,741)	$(13,042)	(138)	$(356)	$190,082
Net loss for the year ended December 31, 2017				(3,029)				(3,029)
Cumulative effect adjustment adopting ASU 2016-09			177	(111)				66
Common stock dividends				(7,792)				(7,792)
Exercise of stock options and dividend reinvestment issuances	291	3	1,292					1,295
Restricted stock units issued	92	1	(136)					(135)
Share based compensation earned	25	—	1,959					1,959
Adjustment for minimum pension liability, net of tax of $48					(78)			(78)
Adjustment for interest rate swap net of tax of $103					180			180
Translation income					4,021			4,021
Balance December 31, 2017	34,708	347	248,170	(52,673)	(8,919)	(138)	(356)	186,569
Net loss for the year ended December 31, 2018				(7,121)				(7,121)
Cumulative effect adjustment of adopting ASU 2018-02				1,037	(1,067)			(30)
Cumulative effect adjustment of adopting ASU 2014-09				(622)				(622)
Cumulative translation adjustment for divestiture					375			375
Exercise of stock options and dividend reinvestment issuances	16	—	89					89
Restricted stock units issued	192	2	(207)	(48)				(253)
Share based compensation earned	38	—	3,357					3,357
Adjustment for minimum pension liability, net of tax of $17					(22)			(22)
Adjustment for interest rate swap, net of tax of $111					76			76
Translation loss					(3,858)			(3,858)
Balance December 31, 2018	34,954	349	251,409	(59,427)	(13,415)	(138)	(356)	178,560
Net income for the year ended December 31, 2019				17,707				17,707
Cumulative effect adjustment of adopting ASU 2017-12 (See Note 1)				(11)	11			—
Cumulative effect adjustment of adopting ASU 2016-02 (See Note 1)				(4,590)				(4,590)
Exercise of stock options and dividend reinvestment issuances	31	—	—					—
Restricted stock units issued	255	3	(427)	(23)				(447)
Share based compensation earned	35	1	2,887					2,888
Adjustment for minimum pension liability, net of tax of $66					(184)			(184)
Adjustment for interest rate swap, net of tax of $236					(574)			(574)
Translation loss					(343)			(343)
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$193,017

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ACCUMULATED OTHER COMPREHENSIVE LOSS

(dollars in thousands)	Translation loss	Interest rate swap adjustment	Minimum pension liability adjustment	Accumulated other comprehensive loss
January 1, 2017	$(8,271)	$312	$(5,083)	$(13,042)
2017 activity	4,021	180	(78)	4,123
Balance December 31, 2017	(4,250)	492	(5,161)	(8,919)
Cumulative effect adjustment adopting ASU 2018-02	—	(5)	(1,062)	(1,067)
Cumulative translation adjustment for divestiture	375	—	—	375
2018 activity	(3,858)	76	(22)	(3,804)
Balance December 31, 2018	(7,733)	563	(6,245)	(13,415)
Cumulative effect adjustment adopting ASU 2017-12 (See Note 1)	—	11	—	11
2019 activity	(343)	(574)	(184)	(1,101)
Balance December 31, 2019	$(8,076)	$—	$(6,429)	$(14,505)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$17,707	$(7,121)	$(3,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,609	13,272	16,088
Unrealized foreign currency (gain) loss	(526)	836	(2,103)
Net gain on interest rate swaps	(248)	(276)	(327)
Impairment of property and equipment	—	300	695
Impairment of intangible assets and goodwill	—	—	7,168
Fair value adjustments to earnout liabilities	—	(330)	(6,610)
Earnout payments	—	(2,862)	(7,797)
Loss on sale of property and equipment	78	(217)	130
Loss on divestitures	70	4,390	—
Amortization of debt discount	1,060	1,143	1,033
Share based compensation expense	2,668	3,187	1,768
Bad debt expense	295	1,357	3,895
Inventory reserve expense	316	519	240
Deferred income tax benefit	(940)	(42)	(3,123)
Changes in operating assets and liabilities, net of divestitures:	—
Accounts receivable	(15,616)	(6,084)	14,107
Cost and estimated earnings of billings on uncompleted contracts	(5,029)	(4,557)	6,232
Inventories	(207)	(1,704)	887
Prepaid expenses and other current assets	(7,097)	773	3,530
Deferred charges and other assets	758	(416)	1,585
Accounts payable and accrued expenses	(4,028)	21,321	(15,847)
Billings in excess of costs and estimated earnings on uncompleted contracts	14,274	70	(15,186)
Income taxes payable	(1,671)	1,839	(1,827)
Other liabilities	(2,246)	(3,446)	5,061
Net cash provided by operating activities	10,227	21,952	6,570
Cash flows from investing activities:
Acquisitions of property and equipment	(5,655)	(3,090)	(1,028)
Net cash proceeds from divestitures	—	35,052	—
Net proceeds from sale of assets	509	6,296	368
Net cash (used in) provided by investing activities	(5,146)	38,258	(660)
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines	(7,647)	(3,723)	2,269
Repayments of long-term debt	(2,950)	(41,356)	(11,168)
Deferred financing fees paid	(1,117)	—	(692)
Earnout payments	—	—	(7,396)
Proceeds from sale-leaseback transactions	—	800	—
Payments on capital leases and sale-leaseback financing liability	(478)	(675)	(711)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	76	54	1,352
Dividends paid to common shareholders	—	—	(7,792)
Net cash used in financing activities	(12,116)	(44,900)	(24,138)
Effect of exchange rate changes on cash and cash equivalents	(445)	(1,531)	881
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,480)	13,779	(17,347)
Cash, cash equivalents and restricted cash at beginning of year	44,438	30,659	48,006
Cash, cash equivalents and restricted cash at end of year	$36,958	$44,438	$30,659
Cash paid during the period for:
Interest	$3,549	$5,559	$5,686
Income taxes	$5,908	$10,205	$3,048

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019, 2018 and 2017

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company.  The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2019	2018
Cash and cash equivalents	$35,602	$43,676
Restricted cash	1,356	$762
Total cash, cash equivalents and restricted cash	$36,958	$44,438

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

Assets Held for Sale—The Company classifies properties as held for sale when certain criteria are met.  At such time, the properties, including significant assets that are expected to be transferred as part of a sale transaction, are presented separately on the Consolidated Balance Sheets at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. Assets classified as held for sale include one building and one tract of land.

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

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. On June 11, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amends the Company’s existing amended and restated agreement. In connection with the Credit Facility, the Company incurred $1.1 million in customary closing fees in 2019 that were capitalized and classified as a debt discount. Additionally, during 2019, $0.4 million of existing debt discount related to the 2017 long-term debt modification was expensed, and classified as interest expense, as a result of the Credit Facility (see Note 9 for further details on the modification). Amortization expense was $1.1 million, $1.1 million and $1.0 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, and 2018, remaining capitalized deferred financing costs of $1.7 million are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

Contract Assets and Contract Liabilities — Contract assets consist of costs and earnings in excess of billings, costs incurred for contracts recognized at a point in time, and retainage.  Costs and earnings in excess of billings represent the estimated value of unbilled work for contracts with performance obligations recognized over time and are separately classified as current assets in the Consolidated Balance Sheets.  Costs incurred for contracts recognized at a point in time are classified within inventories as work-in-process.  Retainage represents a portion of the contract billings that have been billed, but for which the contract allows the customer to retain a portion of the billed amount until final settlement.  Retainage is not considered to be a significant financing component because the intent is to protect the customer.  Retainage is classified within accounts receivable and deferred charges and other assets depending on when it is due.  Almost all of the Company’s contract assets are classified as current assets in the Consolidated Balance Sheets.

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

The revenue streams within the Company are consistent with those disclosed for our reportable segments. See Note 17 to the Consolidated Financial Statements for additional information on product offerings and segments.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.   There was no provision for estimated losses on uncompleted contracts at December 31, 2019 and 2018.

Cost of sales—Cost of sales amounts include materials, subcontract costs, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation.

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

Pre-contract costs—Pre-contract costs are not significant and are primarily internal costs. As most of the Company’s contracts are one year or less, the Company expenses all pre-contract costs as incurred regardless of whether or not the bids are successful. A majority of our business is obtained through a bidding process and this activity is on-going with multiple bids in process at any one time. These costs consist primarily of engineering, sales and project manager wages, fringes and general corporate overhead and it is deemed impractical to track activities related to any one specific contract.

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Operations include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense and depreciation. Selling and administrative expenses are charged to expense as incurred.

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Operations are related to acquisition activities, which include, legal, accounting, and other expenses.

Amortization and earnout expenses—Amortization and earnout expenses on the Consolidated Statements of Operations include amortization of intangible assets, and changes to earnout and contingent compensation amounts related to acquisitions.

Restructuring expenses—Restructuring expenses on the Consolidated Statements of Operations include expenses related to an ongoing restructuring program to reduce operating costs in the future. Within restructuring expenses are charges related to severance, facility exit, legal and property, plant and equipment impairment.  The Company’s policy is to recognize restructuring expenses in accordance with the accounting rules related to exit or disposal activities.

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

Income Taxes—Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Income tax expense includes federal, state and foreign income taxes.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2019, 2018 and 2017.

	For the Year Ended December 31
	2019	2018	2017
(table only in thousands)
Numerator (for basic and diluted earnings per share)
Net income (loss)	$17,707	$(7,121)	$(3,029)

Denominator
Basic weighted-average shares outstanding	34,988	34,714	34,445
Common stock equivalents arising from stock options and restricted stock awards	496	—	—
Diluted weighted-average shares outstanding	35,484	34,714	34,445

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2019, 2018 and 2017, outstanding options and unvested restricted stock units of 0.4 million, 0.8 million and 0.7 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other income (expense), net” line of the Consolidated Statements of Operations. Transaction gains were $0.4 million, $0.7 million and $0.1 million in 2019, 2018 and 2017, respectively.

Recently adopted accounting pronouncements

 On January 1, 2019, we adopted the new lease accounting guidance, ASC 842. The guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the guidance, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. We adopted the guidance using the modified retrospective method which was applied to leases that existed or were entered into on or after January 1, 2019.  The Company elected to utilize the package of practical expedients that allows us to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. We also elected to not separate lease and non-lease components, for all leases. The adoption of this standard had a material impact on our consolidated balance sheet due to the recognition of ROU assets and liabilities for our operating leases totaling $13.3 million, as well as an adjustment to beginning equity of $4.6 million, net of tax, related to a prior sale-leaseback transaction. The adoption of the standard did not have a material impact on our statement of operations or liquidity. See Note 12 to the Consolidated Financial Statements for additional details on the Company’s leases.

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

Recently issued accounting pronouncements not yet adopted

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

Our financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, foreign debt, and accounts payable, which approximate fair value at December 31, 2019 and 2018, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under our Credit Agreement was $67.3 million and $76.1 million at December 31, 2019 and 2018, respectively.  The fair value of the note payable was $1.7 million at December 31, 2018.  The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt.

At December 31, 2019 and 2018, the Company had cash and cash equivalents of $35.6 million and $43.7 million, respectively, of which $27.4 million and $23.3 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

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

3.Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(table only in thousands)	2019	2018
Contract receivables	$58,881	$48,826
Trade receivables	12,135	7,296
Allowance for doubtful accounts	(2,582)	(2,897)
Total accounts receivable	$68,434	$53,225

Balances billed, but not paid by customers under retainage provisions in contracts that are recorded in deferred charges and other assets within the Consolidated Balance Sheets, amounted to approximately $0.9 million at December 31, 2019 and 2018. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion.

Provision for doubtful accounts was $0.3 million, $1.4 million and $3.9 million during 2019, 2018 and 2017, respectively, while accounts charged to the allowance were $0.6 million, $0.8 million and $1.5 million during 2019, 2018 and 2017, respectively.

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

	December 31,
(table only in thousands)	2019	2018
Costs incurred on uncompleted contracts	$184,321	$174,168
Estimated earnings	77,326	67,427
Total costs and estimated earnings on uncompleted contracts, gross	261,647	241,595
Less billings to date	(261,211)	(232,045)
Total costs and estimated earnings on uncompleted contracts, net	$436	$9,550
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,805	$29,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,369)	(20,144)
Total costs and estimated earnings on uncompleted contracts, net	$436	$9,550

5.	Inventories

Inventories consisted of the following:

	December 31,
(table only in thousands)	2019	2018
Raw materials	$15,218	$15,819
Work in process	7,328	6,098
Finished goods	654	807
Obsolescence allowance	(2,622)	(1,907)
Total inventories	$20,578	$20,817

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.3 million, $0.5 million and $0.2 million during 2019, 2018 and 2017, respectively. Items charged to the allowance for inventory write-offs were $0.1 million, $0.3 million and $0.6 million, during 2019, 2018 and 2017, respectively.

6.	Property, Plant and Equipment

	December 31,
(table only in thousands)	2019	2018
Land	$147	$1,623
Building and improvements	7,400	18,185
Machinery and equipment	26,993	25,257
Property, plant and equipment, gross	34,540	45,065
Less accumulated depreciation	(19,266)	(22,865)
Property, plant and equipment, net	$15,274	$22,200

Depreciation expense was $2.1 million, $3.5 million and $4.5 million for 2019, 2018 and 2017, respectively.

7.	Goodwill and Intangible Assets

(table only in thousands)	Energy Solutions segment	Industrial Solutions segment	Fluid Handling segment	Totals
Balance of goodwill at December 31, 2017	$97,621	$23,436	$45,894	$166,951
Divestitures	—	—	(14,317)	(14,317)
Foreign currency translation	(478)	—	—	(478)
Balance of goodwill at December 31, 2018	97,143	23,436	31,577	152,156
Foreign currency translation	(136)	—	—	(136)
Balance of goodwill at December 31, 2019	$97,007	$23,436	$31,577	$152,020

As of December 31, 2019 and 2018, the Company has an aggregate amount of goodwill acquired of $212.8 million and an aggregate amount of impairment losses of $60.7 million.

The Company’s indefinite lived intangible assets as of December 31, 2019 and 2018 consisted of the following:

	Tradenames
(table only in thousands)	2019	2018
Balance beginning of year	$18,258	$19,691
Transfer to finite life classification	(3,904)	—
Divestitures	—	(1,340)
Foreign currency adjustments	(63)	(93)
Balance end of year	$14,291	$18,258

During 2019, the Company reassessed the useful lives of certain tradenames and determined that $3.9 million of their tradenames would have useful lives of 10 years now versus indefinite.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets on October 1 at the reporting unit level.

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method.  The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue and operational profit, and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit.  Based on this analysis, the estimated fair value of all of our reporting units exceeded their carrying value as of October 1, 2019. There was no goodwill impairment in 2019 and 2018.  There was goodwill impairment of $4.4 million in 2017.

The Company also performed an impairment analysis for all reporting units with indefinite life intangible assets as of October 1, 2019. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges.  Under this approach, the estimated fair value of the indefinite life intangible assets exceeded their carrying value for all reporting units as of the testing date.

There was no impairment charge in 2019 and 2018. During the annual impairment test of indefinite life intangible assets in 2017, the carrying values of four reporting units’ indefinite life intangible assets exceeded their fair values.  The Company recorded a $2.7 million impairment charge in 2017.

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

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2019		2018
(table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$10,686	$14,457	$9,414
Customer lists	68,943	44,484	68,943	37,873
Noncompetition agreements	910	910	910	762
Tradenames	5,294	1,154	1,390	579
Foreign currency adjustments	(1,869)	(782)	(1,520)	(407)
Total finite life intangible assets	$87,735	$56,452	$84,180	$48,221

Amortization expense of finite life intangible assets was $8.5 million, $9.6 million and $11.5 million for 2019, 2018 and 2017, respectively. Amortization over the next five years for finite life intangibles is $6.8 million in 2020, $5.7 million in 2021, $4.8 million in 2022, $4.0 million in 2023, and $3.4 million in 2024.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expense consisted of the following:

	December 31,
(table only in thousands)	2019	2018
Trade accounts payable, including amounts due to subcontractors	$48,762	$51,984
Compensation and related benefits	5,712	7,578
Accrued warranty	4,664	3,384
Contract liability	5,666	6,541
Short-term operating lease liability	2,610	—
Other	10,905	10,742
Total accounts payable and accrued expenses	$78,319	$80,229

9.	Senior debt

Debt consisted of the following:

	December 31,
(table only in thousands)	2019	2018

Outstanding borrowings under Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

– Term loan	$48,750	$76,147
– Revolving Credit Loan	18,500	—
– Unamortized debt discount	(1,749)	(1,691)
Total outstanding borrowings under Credit Facility	65,501	74,456
Less: current portion	(2,500)	—
Total debt, less current portion	$63,001	$74,456

In 2019, the Company made repayments of $3.0 million on the term loan and net repayments on the revolving credit lines of $7.6 million.  Scheduled principal payments under our Credit Facility are $2.5 million in 2020, $3.1 million in 2021, $3.7 million in 2022, $4.5 million in 2023, and $53.5 million in 2024.

Credit Facility

On June 11, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended and restated the Company’s prior credit agreement. Pursuant to the Credit Facility, the lenders provided a term loan in the aggregate principal amount of $50.0 million and the lenders increased their senior secured revolving credit commitments to the aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the Credit Facility extended the maturity date to June 11, 2024, reduced interest rates, and redefined certain financial covenants.

As of December 31, 2019 and 2018, $11.0 million and $29.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $82.3 million and $50.7 million at December 31, 2019 and 2018, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 3.80% and 5.27% at December 31, 2019 and 2018, respectively.

In connection with the Credit Facility, the Company terminated its existing interest rate swap agreement. The fair value of the interest rate swap was zero and an asset of $0.5 million as of December 31, 2019 and 2018, respectively, and is classified within the “Deferred charges and other assets” on the Consolidated Balance Sheets. The Company designated the interest rate swap as an effective hedge until the date of termination; therefore, the changes to the fair value of the interest rate swap were recorded in other comprehensive income, until the date of termination. Upon termination of the swap agreement, $0.2 million previously recognized in other comprehensive income was recognized into income during the year ended December 31, 2019 and is classified within “Other income (expense), net” on the Consolidated Statements of Operations.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility).  Through September 30, 2020, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 through September 30, 2021. The Consolidated Net Leverage Ratio will then decrease to 3.25 until the end of the term of the Credit Facility.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Facility. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all the assets of such subsidiaries, including certain real property. The Company’s obligations under the Credit Agreement may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

In connection with the Credit Facility, the Company paid $1.1 million in customary closing fees during 2019 that were deferred and classified as a debt discount. Additionally, during 2019, $0.4 million of the existing debt discount was expensed, and classified as interest expense, as a result of the debt modification.

As of December 31, 2019 and 2018, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2019, $16.6 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.4 million in bank guarantees were outstanding as of December 31, 2019.  As of December 31, 2019, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

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

During 2017, our Board declared the following quarterly cash dividends on our common stock:

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

Share-Based Compensation

The Company’s 2017 Equity and Incentive Compensation Plan (the “2017 Plan”) was approved by the Company’s stockholders on May 16, 2017 which replaced the 2007 Equity Incentive Plan (the “2007 Plan”).  No further grants will be made under the 2007 Plan, but outstanding awards under the 2007 Plan will continue to be unaffected in accordance with their terms. The 2017 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 1.9 million shares of common stock were authorized for issuance. As of December 31, 2019, 0.9 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant. Stock awards granted to employees generally vest over a period of three to four years from the date of the grant.

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

Share-based compensation expense for stock options and restricted stock awards under these plans was $2.7 million, $3.1 million and $1.7 million for 2019, 2018 and 2017, respectively. The tax benefit related to share based compensation expense was $0.4 million, $0.5 million and zero in 2019, 2018 and 2017, respectively.

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

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1,500,000 shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2019, 1.3 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $60,000, $90,000 and $83,000 in 2019, 2018 and 2017, respectively.

Stock Options

The estimated weighted-average fair value of stock options granted during 2017, was $2.68 per option, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2017, the Company utilized weighted-average volatility factors of 39%.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2017, the Company utilized weighted-average expected term factors of 6.3 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2017, the Company utilized a weighted-average risk-free interest rate factor of 2.2%.

Expected Dividends: The Company utilized a weighted average expected dividend rate of 3.3% to value options granted during 2017.

Information related to all stock options under the 2017 Plan and 2007 Plan for 2019, 2018 and 2017 is shown in the tables below:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	507	$10.43	5.2 years
Forfeitures	(31)	6.84
Exercised	(66)	4.10
Outstanding at December 31, 2019	410	11.45	4.7 years	$32
Exercisable at December 31, 2019	355	12.08	4.6 years	$29

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	655	$10.53	6.0 years
Forfeitures	(132)	11.53
Exercised	(16)	5.55
Outstanding at December 31, 2018	507	10.43	5.2 years	$186
Exercisable at December 31, 2018	402	10.52	4.6 years	$186

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	1,519	$10.25	6.1 years
Granted	128	9.24
Forfeitures	(700)	12.44
Exercised	(292)	3.92
Outstanding at December 31, 2017	655	10.53	6.0 years	$78
Exercisable at December 31, 2017	463	10.49	5.2 years	$78

Restricted Stock Awards

Information related to restricted stock awards under the 2017 Plan and 2007 Plan for 2019, 2018 and 2017 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant.  The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and we account for forfeitures when they occur.

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	509	$9.64
Granted	405	9.88
Vested	(92)	9.78
Forfeited	(268)	9.70
Nonvested at December 31, 2017	554	9.75
Granted	963	5.21
Vested	(217)	9.50
Forfeited	(49)	9.80
Nonvested at December 31, 2018	1,251	6.30
Granted	464	7.50
Vested	(310)	7.24
Forfeited	(84)	6.36
Nonvested at December 31, 2019	1,321	6.80

The Company received $7,000, $0.1 million and $1.1 million of cash from employees exercising options in 2019, 2018 and 2017, respectively. The intrinsic value of options exercised during 2019, 2018 and 2017 was $0.3 million, $24,000 and $2.6 million, respectively. Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $6.4 million at December 31, 2019 and will be recognized over a weighted average vesting period of 2.1 years.

11.	Pension and Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees.  The accrual of future benefits for all participants who are non-union employees was frozen effective December 31, 2008.  The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates, December 31, 2019, 2018 and 2017, and amounts recognized in our Consolidated Balance Sheets within other long-term liabilities.

(table only in thousands)	2019	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$32,998	$36,327	$35,012
Service cost	—	—	415
Interest cost	1,303	1,190	1,314
Actuarial loss (gain)	3,704	(2,629)	1,787
Administrative expenses	—	—	(402)
Benefits paid	(2,020)	(1,890)	(1,799)
Projected benefit obligation at end of year	35,985	32,998	36,327
Change in plan assets:
Fair value of plan assets at beginning of year	24,197	26,836	24,063
Actual return (loss) on plan assets	4,431	(1,388)	3,152
Employer contribution	491	639	1,822
Administrative expenses	—	—	(402)
Benefits paid	(2,020)	(1,890)	(1,799)
Fair value of plan assets at end of year	27,099	24,197	26,836
Unfunded status	$(8,886)	$(8,801)	$(9,491)
Defined benefit liability included in other liabilities	$(8,886)	$(8,801)	$(9,491)
Deferred tax benefit associated with accumulated other comprehensive loss	2,183	2,116	3,153
Accumulated other comprehensive loss, net of tax	6,420	6,224	5,154
Other comprehensive income (loss):
Net loss	$527	$271	$358
Amortization of net actuarial gain	(263)	(238)	(227)
Total recognized in other comprehensive income (loss)	$264	$33	$131
Amount recognized in accumulated other comprehensive income (loss) - Prior service cost	$8,603	$8,340	$8,307
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	2.95%	4.05%	3.35%

Benefits under the plan is not based on wages and, therefore, future wage adjustments have no effect on the projected benefit obligation.

During 2019, 2018 and 2017, the Company updated the mortality tables (RP-2018 Total Mortality Table, RP-2017 Total Mortality Table, and RP-2016 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

(table only in thousands)	2019	2018	2017
Service cost	$—	$—	$415
Interest cost	1,303	1,190	1,314
Expected return on plan assets	(1,254)	(1,511)	(1,723)
Net amortization and deferral	263	238	227
Net periodic benefit cost (income)	$312	$(83)	$233
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	4.05%	3.35%	3.85%
Expected return on assets	5.35%	5.75%	7.25%

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

The net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are $0.3 million and zero, respectively.

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

	Target Allocation	Percentage of Plan Assets
	2019	2019	2018
Asset Category:
Cash and cash equivalents	0%	2%	3%
Equity securities	70%	73%	70%
Debt securities	30%	25%	27%
Total	100%	100%	100%

Estimated pension plan cash obligations are $2.2 million, $2.2 million, $2.2 million, $2.2 million, and $2.2 million for 2020 through 2024, respectively, and a total of $10.4 million for the years 2025 through 2029.

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

•	Cash and cash equivalents: Cash and cash equivalents consist primarily of cash on deposit in money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.
•

Equity securities: Equity securities consist of various managed funds that invest primarily in common stocks. These securities are valued at the net asset value of shares held by the plan at year end. The net asset value is calculated based on the underlying shares and investments held by the funds.

•

Debt securities: Debt securities consist of U.S. government and agency securities, corporate bonds and notes, and managed funds that invest in fixed income securities. U.S governmental and agency securities are valued at closing prices reported in the active market in which the individual securities are traded. Corporate bonds and notes are valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions. Managed funds are valued at the net asset value of shares held by the plan at year end. The net asset value is calculated based on the underlying investments held by the fund.

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

The levels assigned to the defined benefit plan assets as of December 31, 2019, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$578	$—	$—	$578
Equity securities	19,702	—	—	19,702
Debt securities	6,819	—	—	6,819
Total assets	$27,099	$—	$—	$27,099

The levels assigned to the defined benefit plan assets as of December 31, 2018, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$685	$—	$—	$685
Equity securities	16,994	—	—	16,994
Debt securities	6,518	—	—	6,518
Total assets	$24,197	$—	$—	$24,197

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

The Company’s participation in these plans for the year ended December 31, 2019, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 is for the plan’s year-end at December 31, 2018. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	FIP: Yes - Implemented RP: Yes - Implemented	No	various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIP: Yes - Implemented	No	May 31, 2022
Sheet Metal Workers Local No. 20, Indianapolis Area Pension fund	51-0168516/001	Green	Is not subject	No	May 31, 2020
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	April 30, 2023

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2018. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2019.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.7 million, $1.4 million and $2.0 million in 2019, 2018 and 2017, respectively.

We have a 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%.  We made aggregate matching contributions and discretionary contributions of $1.7 million, $1.7 million, and $1.6 million during 2019, 2018 and 2017, respectively.

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

In determining our ROU assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASU 2016-02 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our fully collateralized incremental borrowing rate. To estimate our specific incremental borrowing rates we consider, among other factors, interest rates on our existing credit facilities, risk-free rates, the types of assets being leased, and the term of the leases.

The components of lease expense were as follows:

(table only in thousands)	December 31, 2019
Operating lease cost (a)	$3,612
Finance lease cost:
Amortization of right-of-use assets	309
Interest on lease liability	360
Total finance lease cost	669
Total lease cost	$4,281
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

(table only in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,453
Operating cash flows from finance leases	$360
Financing cash flows from finance leases	$478
Right of use assets obtained in exchange for lease obligations
Operating leases	$3,547

Supplemental balance sheet information related to leases was as follows:

(table only in thousands)	December 31, 2019
Operating leases
Right-of-use assets from operating leases	$13,607

Accounts payable and accrued expenses	$2,610
Operating lease liabilities	11,116
Total operating lease liabilities	$13,726

Finance leases
Property, plant and equipment, net	$3,255

Accounts payable and accrued expenses	$516
Other liabilities	7,340
Total finance lease liabilities	$7,856

Weighted-average remaining lease term
Operating leases	9 years
Finance leases	12 years
Weighted-average discount rate
Operating leases	5.3%
Finance leases	4.5%

As of December 31, 2019, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2020	3,161	855
2021	2,756	872
2022	2,103	889
2023	1,944	907
2024	1,778	925
Thereafter	4,810	5,484
Total minimum lease payments	$16,552	$9,932
Less imputed interest	(2,826)	(2,076)
Lease liability	$13,726	$7,856

Disclosures related to periods prior to the adoption of the New Lease Standard

As previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2018 and under previous lease accounting standards, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year would have been as follows:

(table only in thousands)	December 31, 2018
2019	$2,745
2020	1,880
2021	1,454
2022	931
2023	851
Thereafter	2,278
Total	$10,139

13.	Commitments and Contingencies

Legal Proceedings

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2019 for cases involving asbestos-related claims were $3.0 million which together with all legal fees other than corporate counsel expenses; $2.8 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 209 cases pending against the Company as of December 31, 2019 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 208 cases that were pending as of December 31, 2018. During 2019, 68 new cases were filed against the Company, and the Company was dismissed from 59 cases and settled 8 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14.	Income Taxes

Income (loss) before income taxes was generated in the United States and globally as follows:

(table only in thousands)	2019	2018	2017
Domestic	$11,565	$6,230	$3,891
Foreign	1,779	(3,733)	(2,482)
	$13,344	$2,497	$1,409

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $0.7 million has been recorded for the deferred taxes on such undistributed foreign earnings. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax (benefit) expense consisted of the following for the years ended December 31:

(table only in thousands)	2019	2018	2017
Current:
Federal	$(4,526)	$5,166	$6,234
State	(616)	1,660	388
Foreign	1,719	2,834	939
	(3,423)	9,660	7,561
Deferred:
Federal	(604)	1,144	(2,479)
State	(220)	56	114
Foreign	(116)	(1,242)	(758)
	(940)	(42)	(3,123)
	$(4,363)	$9,618	$4,438

The income tax (benefit) expense differs from the statutory rate due to the following:

(table only in thousands)	2019	2018	2017
Tax expense at statutory rate	$2,802	$524	$494
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	(707)	1,337	367
Change in uncertain tax position reserves	(236)	73	465
Permanent differences related to divestitures	(4,201)	7,048	—
Other Permanent differences	(842)	693	1,026
Impact of rate differences and adjustments	884	57	(20)
United States tax credits and incentives	(2,124)	(354)	(240)
Foreign tax credits and incentives	(1,386)	(1,088)	—
Change in valuation allowance	198	1,521	1,044
Revaluation of deferred tax assets and liabilities	—	—	(4,819)
Net deemed distribution on repatriation of foreign earnings	—	(1,713)	6,426
Foreign withholding taxes on repatriation of foreign earnings	646	666	—
Earnout income	—	(69)	(1,779)
Domestic production activities deduction	—	—	(235)
Intangible asset and goodwill impairment	—	—	1,789
Net effect GILTI and FDII	399	(172)	—
Other	204	1,095	(80)
	$(4,363)	$9,618	$4,438

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

	December 31
(table only in thousands)	2019	2018
Gross deferred tax assets:
Accrued expenses	$1,167	$417
Reserves on assets	1,566	1,276
Share-based compensation awards	410	459
Minimum pension	1,946	2,153
Net operating loss carry-forwards	3,141	3,478
Tax credit carry-forwards	2,940	2,352
Other	360	—
Depreciation	140	—
Valuation allowances	(5,810)	(5,474)
	5,860	4,661
Gross deferred tax liabilities:
Depreciation	—	(646)
Goodwill and intangibles	(9,855)	(10,907)
Prepaid expenses and inventory	(554)	(798)
Withholding tax on unremitted foreign earnings	(646)	(551)
Revenue recognition	(748)	(514)
	(11,803)	(13,416)
Net deferred tax liabilities	$(5,943)	$(8,755)

As of December 31, 2019, the Company has utilized substantially all of its federal net operating loss carry forwards. State and local net operating loss carry forwards total $35.9 million, which expire from 2020 to 2039. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization.  The Company also has net operating loss carry forwards in foreign jurisdictions totaling $10.4 million. A full valuation allowance has been established against substantially all of these losses in foreign jurisdictions. As of December 31, 2019 and 2018, the Company has recorded a valuation reserve in the amount of $5.8 million and $5.5 million, respectively. The changes in the valuation allowance resulted in additional income tax expense of $0.2 million, $1.5 million, and $1.0 million in 2019, 2018, and 2017, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(table only in thousands)	2019	2018
Balance as of January 1,	$939	$866
Additions for tax positions taken in prior years	4	73
Statute expirations	—	—
Reductions of tax positions taken in prior years	(240)	—
Reductions for settlements on tax positions of prior years	(449)	—
Balance as of December 31,	$254	$939

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The reserve for uncertain tax positions includes $0.1 million, $0.3 million and $0.3 million of interest and penalties as of December 31, 2019, 2018 and 2017, respectively. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2014 remain open for all significant state and foreign authorities.

15.	Related Party Transactions

During 2019, 2018 and 2017 we paid fees of $0.2 million, $0.2 million and $0.3 million, respectively, for consulting services to Icarus, through which Jason DeZwirek, our Chairman of our Board, provides services. During 2019, 2018 and 2017, we paid fees of $0.1 million in each year for consulting services to JMP Fam Holdings Inc., through which Jonathan Pollack, a member of the Board of Directors, provides services. All services described above are based on verbal agreements with the Company. The Board of Directors approves the above services on an annual basis.

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

Zhongli

On November 27, 2018, the Company completed the sale of Jiangyin Zhongli Industrial Technology Co. Ltd (“Zhongli”), a business in our Energy Solutions segment operating in China, for a price of $3.6 million. In the third quarter of 2018, we classified the assets and liabilities of Zhongli as held-for-sale.  In connection with classifying this business as held-for-sale, GAAP required us to assess impairment by comparing the estimated selling price, less cost to sell to our carrying value in Zhongli.  Based on this analysis, we recorded a $15.1 million loss. In 2019, the Company finalized a tax position related to the future carryback of the capital loss recognized in connection with the divestiture, resulting in a $4.4 million income tax benefit. The disposal of this business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.  Zhongli results are reported within the Energy Solutions segment through the date of disposition.

17.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Operations. The accounting policies of the segments are the same as those in the consolidated financial statements. Except for the information reported on a segment basis, the Company does not accumulate net sales information by product or service and therefore, the Company does not disclose net sales by product or service because to do so would be impractical.

  During the first quarter of 2019, as a result of further evaluating the Company’s operating structure, management determined that a minor realignment of the Company’s segments would help maximize growth and improve customer experience. As a result of this minor realignment, the operating results of the reportable segments Fluid Handling Solutions and Industrial Solutions have been reclassified to have their results align for the years ended December 31, 2019, 2018 and 2017.

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

•

Energy Solutions segment:  Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for Clean Energy through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment:  Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

	2019	2018	2017
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Energy Solutions segment	$210,319	$211,185	$188,955
Industrial Solutions segment	91,347	80,699	$93,960
Fluid Handling Solutions segment	40,203	45,455	$63,037
Corporate and Other (1)	—	—	(901)
Net sales	$341,869	$337,339	$345,051

(1)	Includes adjustment for revenue on intercompany jobs.

	2019	2018	2017
Income (loss) from Operations
(table only in thousands)
Energy Solutions segment	$33,886	$28,797	$14,565
Industrial Solutions segment	5,679	6,308	8,800
Fluid Handling Solutions segment	5,558	7,730	14,059
Corporate and Other (2)	(27,133)	(32,833)	(26,649)
Eliminations	—	—	(2,751)
Income from operations	$17,990	$10,002	$8,024

 (2)Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general, administrative corporate expenses and loss on divestitures

	2019	2018	2017
Property and Equipment Additions
(table only in thousands)
Energy Solutions segment	$434	$205	$444
Industrial Solutions segment	402	756	160
Fluid Handling Solutions segment	3,239	1,226	382
Corporate and Other	1,580	903	42
Property and equipment additions	$5,655	$3,090	$1,028

	2019	2018	2017
Depreciation and Amortization
(table only in thousands)
Energy Solutions segment	$6,084	$8,112	$9,675
Industrial Solutions segment	1,320	1,067	1,488
Fluid Handling Solutions segment	2,795	3,517	4,754
Corporate and Other	410	576	171
Depreciation and amortization	$10,609	$13,272	$16,088

	December 31,
	2019	2018
Identifiable Assets
(table only in thousands)
Energy Solutions segment	$254,752	$245,842
Industrial Solutions segment	64,725	54,179
Fluid Handling Solutions segment	71,572	73,910
Corporate and Other (3)	17,588	18,651
Identifiable assets	$408,637	$392,582

(3)	Corporate assets primarily consist of cash and income tax related assets.

	December 31,
	2019	2018
Goodwill
(table only in thousands)
Energy Solutions segment	$97,007	$97,143
Industrial Solutions segment	23,436	23,436
Fluid Handling Solutions segment	31,577	31,577
Goodwill	$152,020	$152,156

Intra-segment and Inter-segment Revenues

The Company has divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2019
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
(table only in thousands)
Energy Solutions segment	$217,359	$(6,650)	$(390)	$—	$—	$—	$210,319
Industrial Solutions segment	101,369	(8,278)	—	(1,677)	(67)	—	91,347
Fluid Handling Solutions segment	41,717	(1,300)	(214)	—	—	—	40,203
Corporate and Other	—	—	—	—	—	—	—
Net Sales	$360,445	$(16,228)	$(604)	$(1,677)	$(67)	$—	$341,869

	Year Ended December 31, 2018
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
(table only in thousands)
Energy Solutions segment	$220,334	$(7,912)	$(1,232)	$—	$(5)	$—	$211,185
Industrial Solutions segment	84,424	(3,084)	—	(600)	(41)	—	80,699
Fluid Handling Solutions segment	47,561	(1,483)	(616)	(7)	—	—	45,455
Corporate and Other	—	—	—	—	—	—	—
Net Sales	$352,319	$(12,479)	$(1,848)	$(607)	$(46)	$—	$337,339

	Year Ended December 31, 2017
			Less Inter-Segment Sales
	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Corp and Other	Net Sales to Outside Customers
Net Sales
(table only in thousands)
Energy Solutions segment	$197,897	$(8,833)	$(109)	$—	$—	$—	$188,955
Industrial Solutions segment	98,037	(3,235)	—	(787)	(55)	—	93,960
Fluid Handling Solutions segment	67,530	(3,169)	(492)	(832)	—	—	63,037
Corporate and Other (4)	—	—	—	—	—	(901)	(901)
Net Sales	$363,464	$(15,237)	$(601)	$(1,619)	$(55)	$(901)	$345,051

(4) Includes adjustment for revenue on intercompany jobs.

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2019, 2018, or 2017.

For 2019, 2018, and 2017, sales to customers outside the United States, including export sales, accounted for approximately 30%, 33%, and 32%, respectively, of consolidated net sales. The largest portion of export sales in 2019 was destined for Europe (11.5%), and Asia (11.0%). Of consolidated long-lived assets, $16.9 million and $19.1 million were located outside of the United States as of December 31, 2019 and 2018, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2019 were in Europe ($13.3 million).

18.	Quarterly Data (Unaudited)

Earnings per share amounts are computed independently each quarter. Accordingly, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
(table only in thousands, except per share data)	First	Second	Third	Fourth
Year ended December 31, 2019
Net sales	$86,011	$81,179	$85,266	$89,413
Gross profit	28,432	26,846	28,777	30,044
Net income	1,864	5,515	1,931	8,397
Basic earnings per share	$0.05	$0.16	$0.06	$0.24
Diluted earnings per share	$0.05	$0.15	$0.05	$0.24

Year ended December 31, 2018
Net sales	$74,139	$81,089	$88,256	$93,854
Gross profit	25,561	27,525	28,674	29,777
Net income (loss)	5,763	(901)	(12,915)	931
Basic earnings (loss) per share	$0.17	$(0.03)	$(0.37)	$0.03
Diluted earnings (loss) per share	$0.17	$(0.03)	$(0.37)	$0.03