Form 10-Q
period 2020-03-31
CECO ENVIRONMENTAL CORP
filed 2020-05-06
CIK 3197

same

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 0-07099

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,394,045 shares of common stock, par value $0.01 per share, as of April 30, 2020.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2020

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) March 31, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$82,528	$35,602
Restricted cash	1,578	1,356
Accounts receivable, net	55,638	68,434
Costs and estimated earnings in excess of billings on uncompleted contracts	39,160	34,805
Inventories, net	18,608	20,578
Prepaid expenses and other current assets	12,681	9,899
Prepaid income taxes	7,547	8,231
Assets held for sale	578	593
Total current assets	218,318	179,498
Property, plant and equipment, net	15,703	15,274
Right-of-use assets from operating leases	13,408	13,607
Goodwill	151,676	152,020
Intangible assets – finite life, net	29,460	31,283
Intangible assets – indefinite life	14,242	14,291
Deferred charges and other assets	2,450	2,664
Total assets	$445,257	$408,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,500	$2,500
Accounts payable and accrued expenses	71,988	78,319
Billings in excess of costs and estimated earnings on uncompleted contracts	33,925	34,369
Total current liabilities	108,413	115,188
Other liabilities	19,918	20,372
Debt, less current portion	105,481	63,001
Deferred income tax liability, net	5,902	5,943
Operating lease liabilities	10,937	11,116
Total liabilities	250,651	215,620
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,337,859 and 35,275,465 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	354	353
Capital in excess of par value	254,313	253,869
Accumulated loss	(42,932)	(46,344)
Accumulated other comprehensive loss	(16,773)	(14,505)
	194,962	193,373
Less treasury stock, at cost, 137,920 shares at March 31, 2020 and December 31, 2019	(356)	(356)
Total shareholders’ equity	194,606	193,017
Total liabilities and shareholders' equity	$445,257	$408,637

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2020	2019
Net sales	$80,486	$86,011
Cost of sales	52,207	57,579
Gross profit	28,279	28,432
Selling and administrative expenses	21,953	21,312
Amortization expenses	1,713	2,160
Restructuring expenses	374	—
Loss on divestitures, net of selling costs	—	70
Income from operations	4,239	4,890
Other income (expense), net	975	(640)
Interest expense	(1,023)	(1,544)
Income before income taxes	4,191	2,706
Income tax expense	779	842
Net income	$3,412	$1,864
Earnings per share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.05
Weighted average number of common shares outstanding:
Basic	35,155,377	34,835,550
Diluted	35,394,865	35,360,042

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net income	$3,412	$1,864
Other comprehensive income (loss), net of tax:
Interest rate swap loss	—	(213)
Foreign currency translation (loss) gain	(2,268)	979
Comprehensive income	$1,144	$2,630

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$178,560
Net income for the three-months ended March 31, 2019				1,864				1,864
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2017-12) and (ASU 2016-02)				(4,602)	12			(4,590)
Restricted stock units issued	12	—	(8)					(8)
Share based compensation earned	14	—	798					798
Adjustment for interest rate swap					(213)			(213)
Translation gain					979			979
Balance March 31, 2019	34,980	$349	$252,199	$(62,165)	$(12,637)	(138)	$(356)	$177,390

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$193,017
Net income for the three-months ended March 31, 2020				3,412				3,412
Restricted stock units issued	63	1	(153)	—				(152)
Share based compensation earned	—	—	597	—				597
Translation loss					(2,268)			(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$194,606

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$3,412	$1,864
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,196	2,771
Unrealized foreign currency loss	505	561
Net gain on interest rate swaps	—	(44)
Loss on divestitures	—	70
Debt discount amortization	104	269
Share-based compensation expense	597	798
Bad debt expense	46	137
Inventory reserve expense	69	217
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	12,190	(19,627)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,927)	(1,607)
Inventories	1,765	821
Prepaid expense and other current assets	(3,022)	1,187
Deferred charges and other assets	491	41
Accounts payable and accrued expenses	(4,611)	(3,938)
Billings in excess of costs and estimated earnings on uncompleted contracts	(375)	3,443
Income taxes payable	(6)	(719)
Other liabilities	(433)	15
Net cash provided by (used in) operating activities	7,001	(13,741)
Cash flows from investing activities:
Acquisitions of property and equipment	(976)	(423)
Net cash used in by investing activities	(976)	(423)
Cash flows from financing activities:
Borrowings on revolving credit lines	49,500	—
Repayments on revolving credit lines	(6,500)	—
Repayments of long-term debt	(625)	(1,700)
Payments on finance leases and financing liability	(125)	(116)
Net cash provided by (used in) financing activities	42,250	(1,816)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,127)	447
Net increase (decrease) in cash, cash equivalents and restricted cash	47,148	(15,533)
Cash, cash equivalents and restricted cash at beginning of period	36,958	44,438
Cash, cash equivalents and restricted cash at end of period	$84,106	$28,905
Cash paid during the period for:
Interest	$1,056	$1,514
Income taxes	$133	$237

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2020 and the results of operations, cash flows and shareholders’ equity for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions and the end markets of our business.  The Company has instituted some and may take additional temporary precautionary measures to comply with government directives and guidelines and minimize business disruption.  The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  It is currently unclear if and how the Company will benefit from the CARES Act in the future, but we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

2.	New Financial Accounting Pronouncements

Accounting Standards adopted in Fiscal 2020

None.

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

3.     Accounts Receivable

(table only in thousands)	March 31, 2020	December 31, 2019
Contract receivables	$47,128	$58,881
Trade receivables	11,073	12,135
Allowance for doubtful accounts	(2,563)	(2,582)
Total accounts receivable	$55,638	$68,434

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.1 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was approximately $46,000 and $0.1 million for the three-month periods ended March 31, 2020 and 2019, respectively.

4.	Inventories

(table only in thousands)	March 31, 2020	December 31, 2019
Raw materials	$14,865	$15,218
Work in process	6,083	7,328
Finished goods	499	654
Obsolescence allowance	(2,839)	(2,622)
Total inventories	$18,608	$20,578

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended March 31, 2020 and 2019, respectively.

5.	Goodwill and Intangible Assets

(table only in thousands)	Three months ended March 31, 2020		Year ended December 31, 2019
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$152,020	$14,291	$152,156	$18,258
Transfers to finite life classification	—	—	—	(3,904)
Foreign currency translation	(344)	(49)	(136)	(63)
	$151,676	$14,242	$152,020	$14,291

(table only in thousands)	As of March 31, 2020		As of December 31, 2019
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$11,267	$14,457	$10,686
Customer lists	68,943	45,484	68,943	44,484
Tradename	5,294	1,286	5,294	1,154
Foreign currency adjustments	(1,691)	(494)	(1,869)	(782)
	$87,003	$57,543	$86,825	$55,542

Activity for the three-months ended March 31, 2020 and 2019 is as follows:

(table only in thousands)	2020	2019
Intangible assets – finite life, net at beginning of period	$31,283	$35,959
Amortization expense	(1,713)	(2,160)
Transfers from indefinite life classification	—	3,904
Foreign currency adjustments	(110)	(70)
Intangible assets – finite life, net at end of period	$29,460	$37,633

Amortization expense of finite life intangible assets was $1.7 million and $2.2 million for the three-month periods ended March 31, 2020 and 2019, respectively. Amortization over the next five years for finite life intangibles is expected to be $5.1 million for the remainder of 2020, $5.7 million in 2021, $4.8 million in 2022, $4.0 million in 2023, and $3.4 million in 2024.

During the three-month period ended March 31, 2019, the Company reassessed the useful lives of certain tradenames and determined that $3.9 million of their tradenames would have useful lives of 10 years now versus indefinite.

The Company completes an annual (or more often if circumstances require) goodwill and indefinite life intangible asset impairment assessment on October 1.  As a part of its impairment assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit or indefinite life intangible asset is less than its carrying amount. If there is a qualitative determination that the fair value is more likely than not greater than carrying value, the Company does not need to quantitatively test for impairment. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated. If the estimated fair value is less than carrying value, an impairment charge is recorded.

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. However, as of March 31, 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. We determined this constituted a triggering event that required an assessment to determine if an impairment loss may have occurred. Therefore, we qualitatively assessed whether it was more likely than not that goodwill and indefinite life intangible assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill and indefinite life intangible assets are not impaired. The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6.	Accounts Payable and Accrued Expenses

(table only in thousands)	March 31, 2020	December 31, 2019
Trade accounts payable, including amounts due to subcontractors	$47,424	$48,762
Compensation and related benefits	5,639	5,712
Accrued warranty	3,789	4,664
Contract liabilities	3,411	5,666
Short-term lease liability	2,613	2,610
Other	9,112	10,905
Total accounts payable and accrued expenses	$71,988	$78,319

7.	Senior Debt

Debt consisted of the following:

(table only in thousands)	March 31, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Payable in quarterly principal installments of $0.6 million

through June 2021, $0.9 million through June 2023, and $1.3

million thereafter with balance due upon maturity in June 2024.

- Term loan	$48,125	$48,750
- Revolving Credit Loan	61,500	18,500
- Unamortized debt discount	(1,644)	(1,749)
Total outstanding borrowings under the Credit Facility	107,981	65,501

Less: current portion	(2,500)	(2,500)
Total debt, less current portion	$105,481	$63,001

Scheduled principal payments under our Credit Facility are $1.9 million remaining in 2020, $3.1 million in 2021, $3.7 million in 2022, $4.4 million in 2023, and $96.5 million in 2024.

United States Debt

As of March 31, 2020 and December 31, 2019, $7.4 million and $11.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $71.1 million and $82.3 million at March 31, 2020 and December 31, 2019, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 3.50% and 3.80% at March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of March 31, 2020, $17.3 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.9 million in bank guarantees were outstanding as of March 31, 2020.  As of March 31, 2020, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8.	Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, are below.

	2020	2019
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income	$3,412	$1,864

Denominator
Basic weighted-average shares outstanding	35,155	34,836
Common stock equivalents arising from stock options and restricted stock awards	240	524
Diluted weighted-average shares outstanding	35,395	35,360

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended March 31, 2020 and 2019, 0.4 million and 0.5 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.6 million and $0.8 million of share-based compensation related expense during the three-month periods ended March 31, 2020 and 2019, respectively.

The Company granted zero and approximately 400,000 restricted stock units during the three-month periods ended March 31, 2020 and 2019, respectively. The weighted-average fair value of restricted stock units granted was estimated at $7.24 per unit during the three-months ended March 31, 2019.  The fair value of the restricted stock units was determined by using the value of stock in the open market on the date of grant.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

10.	Pension and Employee Benefit Plans

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

We present the components of net periodic benefit cost (gain) within “Other income (expense), net” on the Condensed Consolidated Statements of Income.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended March 31,
(table only in thousands)	2020	2019
Pension plan:
Interest cost	$258	$326
Expected return on plan assets	(350)	(313)
Amortization of net actuarial loss	65	65
Net periodic benefit (gain) cost	$(27)	$78
Health care plan:
Interest cost	$1	$1
Amortization of loss	2	2
Net periodic benefit cost	$3	$3

We made contributions to our defined benefit plans of approximately $0.1 million during the three-months ended March 31, 2020 and 2019, respectively. For the remainder of 2020, we have elected to defer further contributions to fund the pension plan and the retiree health care plan until January 2021. The unfunded liability of the plans of $8.7 million and $8.9 million as of March 31, 2020 and December 31, 2019, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2016 forward remain open for examination by Federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2020 and December 31, 2019, the liability for uncertain tax positions totaled approximately $0.2 million and $0.3 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of March 31, 2020 and December 31, 2019, we have recorded deferred income taxes of approximately $0.8 million and $0.7 million, respectively, on the undistributed earnings of our foreign subsidiaries. A significant portion of the previously undistributed earnings to which the deferred income taxes were attributable were repatriated in 2019.

Income tax expense was $0.8 million for both the first quarter of 2020 and 2019. The effective income tax rate for the first quarter of 2020 was 18.6% compared with 31.1% for first quarter of 2019.  The effective income tax rate for the first quarter of 2020 is lower than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2020 and December 31, 2019, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $109.6 million and $67.3 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $82.5 million and $35.6 million, respectively, of which $29.8 million and $27.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2020 for cases involving asbestos-related claims were $3.1 million, of which, together with all legal fees other than corporate counsel expenses, $2.9 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $35,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 187 cases pending against the Company as of March 31, 2020 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 209 cases that were pending as of December 31, 2019. During the three-months ended March 31, 2020, 21 new cases were filed against the Company, and the Company was dismissed from 41 cases and settled two cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Income.

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

The financial segment information is presented in the following tables:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$50,646	$55,188
Industrial Solutions Segment	20,356	18,853
Fluid Handling Solutions Segment	9,484	11,970
Net sales	$80,486	$86,011

	Three months ended March 31,
(dollars in thousands)	2020	2019
Income from Operations
Energy Solutions Segment	$8,557	$9,291
Industrial Solutions Segment	1,473	602
Fluid Handling Solutions Segment	1,623	2,358
Corporate and Other(1)	(7,414)	(7,361)
Income from operations	$4,239	$4,890

(1)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(dollars in thousands)	2020	2019
Property and Equipment Additions
Energy Solutions Segment	$197	$50
Industrial Solutions Segment	160	61
Fluid Handling Solutions Segment	419	152
Corporate and Other	200	160
Property and equipment additions	$976	$423

	Three months ended March 31,
(dollars in thousands)	2020	2019
Depreciation and Amortization
Energy Solutions Segment	$1,221	$1,580
Industrial Solutions Segment	314	334
Fluid Handling Solutions Segment	614	738
Corporate and Other	47	119
Depreciation and amortization	$2,196	$2,771

(dollars in thousands)	March 31, 2020	December 31, 2019
Identifiable Assets
Energy Solutions Segment	$254,238	$254,752
Industrial Solutions Segment	59,356	64,725
Fluid Handling Solutions Segment	71,253	71,572
Corporate and Other(2)	60,410	17,588
Identifiable assets	$445,257	$408,637

(2)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	March 31, 2020	December 31, 2019
Goodwill
Energy Solutions Segment	$96,663	$97,007
Industrial Solutions Segment	23,436	23,436
Fluid Handling Solutions Segment	31,577	31,577
Goodwill	$151,676	$152,020

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended March 31, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$53,338	$(2,535)	$(123)	$—	$(34)	$50,646
Industrial Solutions Segment	24,141	(3,386)	—	(384)	(15)	20,356
Fluid Handling Solutions Segment	9,749	(258)	(7)	—	—	9,484
Net Sales	$87,228	$(6,179)	$(130)	$(384)	$(49)	$80,486

	Three months ended March 31, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$56,150	$(891)	$(59)	$—	$(12)	$55,188
Industrial Solutions Segment	21,822	(2,177)	—	(746)	(46)	18,853
Fluid Handling Solutions Segment	12,416	(394)	(52)	—	—	11,970
Net Sales	$90,388	$(3,462)	$(111)	$(746)	$(58)	$86,011

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2020 and 2019 reflect the consolidated operations of the Company and its subsidiaries.

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

COVID-19

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. As of March 31, 2020, the COVID-19 pandemic has had a significant impact on macroeconomic conditions and the end markets of our business.  Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place or whether efforts to contain the spread of COVID-19 will continue to intensify.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  It is currently unclear if and how the Company will benefit from the CARES Act in the future, but we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

Within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our global operations.  The outbreak of COVID-19 has heightened the risk of work stoppages at our facilities or those of our suppliers.  Certain of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

CECO has undertaken necessary measures in compliance with government directives to remain open across its business and continues to work closely with its global supply chain to proactively support customers during this critical time.  As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing essential operations while observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services.  Additionally, CECO has taken several proactive cost reduction measures in response to the economic pressures brought on by the COVID-19 pandemic.  The CECO senior management team has agreed to a temporary salary reduction, certain corporate-level costs have been eliminated or reduced, and CECO has instituted a rolling 2-week furlough of United States-based employees during the 6-week period beginning the week of April 6, 2020.

The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
(dollars in millions)	2020	2019
Net sales	$80.5	$86.0
Cost of sales	$52.2	$57.6
Gross profit	$28.3	$28.4
Percent of sales	35.2%	33.0%
Selling and administrative expenses	22.0	21.2
Percent of sales	27.3%	24.7%
Amortization expenses	1.7	2.2
Restructuring expenses	0.4	—
Loss on divestitures, net of selling costs	—	0.1
Operating income	$4.2	$4.9
Operating margin	5.2%	5.7%

To compare operating performance between the three-month periods ended March 31, 2020 and 2019, the Company has adjusted GAAP operating income to exclude (1) amortization expenses for acquisition related intangible assets, (2) restructuring expenses primarily relating to severance and legal expenses, and (3) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(dollars in millions)	2020	2019
Operating income as reported in accordance with GAAP	$4.2	$4.9
Operating margin in accordance with GAAP	5.2%	5.7%
Amortization expenses	1.7	2.2
Restructuring expenses	0.4	—
Loss on divestitures, net of selling costs	—	0.1
Non-GAAP operating income	$6.3	$7.2
Non-GAAP operating margin	7.8%	8.4%

Net sales for the first quarter of 2020 decreased $5.5 million, or 6.4%, to $80.5 million compared with $86.0 million in the first quarter of 2019. The decrease is primarily attributable to decreases of $5.1 million in custom-designed cyclone systems and $2.5 million in filtration and pump solutions, partially offset by increases of $1.9 million of our turbine exhaust and silencers systems and $0.7 million in clean air pollution control and ventilation technologies.

Gross profit decreased $0.1 million, or 0.4%, to $28.3 million in the first quarter of 2020 compared with $28.4 million in the same period of 2019.  Gross profit as a percentage of sales increased to 35.2% in the first quarter of 2020 compared with 33.0% in the first quarter of 2019 due to product mix.

Orders booked were $75.7 million during the first quarter of 2020 as compared with $97.3 million during the first quarter of 2019.  The decrease is primarily attributable to decreases in the refinery, midstream oil and gas, and pollution control end markets, and the COVID-19 slowdown impacting our customers in March 2020.

Selling and administrative expenses were $22.0 million for the first quarter of 2020 compared with $21.2 million for the first quarter of 2019. The increase is primarily attributable to investments in sales personnel and the final settlement of a commercial dispute. Selling and administrative expenses increased as a percentage of sales to 27.3% in the first quarter of 2020 compared with 24.7% in the first quarter of 2019. The increase in selling and administrative expenses as a percentage of sales is primarily attributable to sales volume decreases year over year.

Amortization expense was $1.7 million for the first quarter of 2020 compared with $2.2 million for the first quarter of 2019. The decrease in expense is attributable $0.5 million decrease in definite lived asset amortization.

Operating income decreased $0.7 million to $4.2 million in the first quarter of 2020 compared with $4.9 million during the first quarter of 2019.  The decrease is attributable to the factors described above.

Non-GAAP operating income was $6.3 million for the first quarter of 2020 compared with $7.2 million for the first quarter of 2019. The decrease in non-GAAP operating income is primarily attributable to the decline in sales and increase in selling and administrative expenses, partially offset by the improvements in gross margin, as described above. Non-GAAP operating income as a percentage of sales decreased to 7.8% for the first quarter of 2020 from 8.4% for the first quarter of 2019.

Interest expense decreased to $1.0 million in the first quarter of 2020 compared with $1.5 million in the first quarter of 2019. The decrease in interest expense is primarily due to lower interest rates on a negotiated credit agreement which was executed in June of 2019, and a reduced debt balance for the majority of three-month period in 2020 compared to 2019. As a proactive measure related to COVID-19, the Company elected to drawdown $40.0 million from its revolving credit facility, in late March 2020, which supplements the Company’s already strong cash position.

Income tax expense was $0.8 million for the first quarter of 2020 and 2019. The effective income tax rate for the first quarter of 2020 was 18.6% compared with 31.1% for first quarter of 2019.  The effective income tax rate for the first quarter of 2020 is lower than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net Sales (less intra- and inter-segment sales)
Energy Solutions Segment	$50,646	$55,188
Industrial Solutions Segment	20,356	18,853
Fluid Handling Solutions Segment	9,484	11,970
Net sales	$80,486	$86,011

	Three months ended March 31,
(dollars in thousands)	2020	2019
Income from Operations
Energy Solutions Segment	$8,557	$9,291
Industrial Solutions Segment	1,473	602
Fluid Handling Solutions Segment	1,623	2,358
Corporate and Other(1)	(7,414)	(7,361)
Income from operations	$4,239	$4,890

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Energy Solutions Segment

Our Energy Solutions segment net sales decreased $4.6 million to $50.6 million in the first quarter of 2020 compared with $55.2 million in the same period of 2019. The decrease is primarily attributable to decreases of $5.1 million in the Company’s custom-designed cyclone systems that serve the refinery markets period over period.

Operating income for the Energy Solutions segment decreased $0.7 million to $8.6 million in the first quarter of 2020 compared with $9.3 million in the same period of 2019. The change is primarily attributable to decrease in sales of $4.6 million and an increase of $1.0 million in administrative expenses related to investments in sales personnel, partially offset by a decrease in costs of sales of $4.5 million and a decrease of $0.3 million in amortization expense.

Industrial Solutions Segment

Our Industrial Solutions segment net sales increased $1.5 million to $20.4 million in the first quarter of 2020 compared with $18.9 million in the first quarter of 2019. The increase is primarily attributable to increased sales in the Company’s clean air pollution control and ventilation technologies.

Operating income for the Industrial Solutions segment increased $0.9 million to $1.5 million in the first quarter of 2020 compared with $0.6 million in the first quarter of 2019. The increase is primarily attributable to a $0.5 million increase in gross profit driven by increased sales and a $0.5 million decrease in selling and marketing expenses.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment net sales decreased $2.5 million to $9.5 million in the first quarter of 2020 compared with $12.0 million in the first quarter of 2019. The decrease is primarily attributable to decreases in the Company’s filtration and pump solutions.

Operating income for the Fluid Handling Solutions segment decreased $0.8 million to $1.6 million in the first quarter of 2020 compared with $2.4 million in the first quarter of 2019. The decrease is primarily attributable to a $1.0 million decrease in gross profit due to decrease in sales, partially offset by $0.1 million decrease in amortization expense.

Corporate and Other Segment

Operating expense for the Corporate and Other segment remained flat period over period at $7.4 million in the first quarter of 2020 and 2019, respectively.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog decreased to $208.9 million as of March 31, 2020 from $216.6 million as of December 31, 2019.  Our customers may have the right to cancel a given order. Historically cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At March 31, 2020, the Company had working capital of $109.9 million, compared with $64.3 million at December 31, 2019.  The ratio of current assets to current liabilities was 2.01 to 1.00 on March 31, 2020, as compared with a ratio of 1.56 to 1.00 at December 31, 2019. The increase to the Company’s working capital is primarily attributable to the drawdown of $40.0 million from its revolving credit facility, a proactive measure related to COVID-19, which supplements the Company’s already strong cash position.

At March 31, 2020 and December 31, 2019, cash and cash equivalents totaled $82.5 million and $35.6 million, respectively. As of March 31, 2020 and December 31, 2019, $29.8 million and $27.0 million, respectively, of our cash and cash equivalents were held by certain non- United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	March 31, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$48,125	$48,750
- Revolving Credit Loan	61,500	18,500
- Unamortized debt discount	(1,644)	(1,749)
Total outstanding borrowings under Credit Facility	$107,981	$65,501

Less: current portion	(2,500)	(2,500)
Total debt, less current portion	$105,481	$63,001

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of March 31, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(61.5)	(18.5)
Letters of credit open	(7.4)	(11.0)
Total unused credit availability	$71.1	$110.5
Amount available based on borrowing limitations	$71.1	$82.3

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$7,001	$(13,741)
Net cash used in investing activities	(976)	(423)
Net cash provided by (used in) financing activities	42,250	(1,816)
Effect of exchange rate changes on cash and cash equivalents	(1,127)	447
Net increase (decrease) in cash	$47,148	$(15,533)

Operating Activities

For the three-months ended March 31, 2020, $7.0 million of cash was provided by operating activities compared with $(13.7) million used in operating activities in the prior year period, a $20.7 million increase. Cash flow from operating activities in the first quarter of 2020 had a favorable impact year-over-year primarily due to certain decreases in net working capital items such accounts receivable and inventory offset by increases in prepaid expenses and costs and estimated earnings in excess of billings as reflected in the Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the three-months ended March 31, 2020, net cash used in investing activities, attributed to the acquisition of property and equipment, was $1.0 million compared with $0.4 million in the prior year period.

Financing Activities

For the three-months ended March 31, 2020, $42.3 million was provided by financing activities compared with $(1.8) million used in financing activities in the period year period, an increase of $44.1 million. As a proactive measure, related to COVID-19, the Company elected to drawdown $40.0 million from its revolving credit facility, which supplements the Company’s already strong cash position. Additionally, for the first three-months ended March 31, 2020, $(0.6) million was used in financing activities for repayments on the Company’s Term loan compared with $(1.7) million for repayments on the Company’s note payable in the first three-months of 2019.

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

Management believes there have been no changes during the three-month period ended March 31, 2020, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as

“believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II – Item 1.A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and include, but are not limited to: the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from acquisitions; unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with the novel coronavirus (“COVID-19”), as well as management’s response to any of the aforementioned factors. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $109.6 million at March 31, 2020. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2020. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2020 is $0.4 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 13 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS

The following disclosure supplements and modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. The impact of COVID-19 may also exacerbate other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us.  Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impact our business or financial results.

Our business may be adversely affected by global economic conditions.

A national or global economic downturn or credit crisis may have a significant negative impact on our financial condition, future results of operations and cash flows. Specific risk factors related to these overall economic and credit conditions include the following: the impact that the COVID-19 pandemic may have on global capital markets; customers or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products and services; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. They could also limit our ability to expand through acquisitions due to the tightening of the credit markets.

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

Contract revenue and total direct cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions, which are outside the control of management and can differ from our historical experience, including for reasons related to the COVID-19 pandemic, could be material. To the extent that these adjustments result in an increase, a reduction or the elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog was $208.9 million at March 31, 2020 and $216.6 million at December 31, 2019. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. The COVID-19 pandemic will likely have a material adverse effect on these factors. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Volatility of oil and natural gas prices can adversely affect demand for our products and services.

Volatility in oil and natural gas prices can impact our customers’ activity levels and spending for our products and services.  Current energy prices are important contributors to cash flow for our customers and their ability to fund capital expenditures.  The COVID-19 pandemic has significantly disrupted demand for and expectations about future prices and price volatility, which are important for determining our customers future spending levels.  Moreover, recent global geopolitical events and macroeconomic conditions, including the COVID-19 pandemic, have resulted in a meaningful drop in the global demand for crude oil and natural gas products.  Ultimately, this may lead to a reduction in demand for the products and services we provide.  Lower oil and natural gas prices generally lead to decreased spending by our customers.  While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers.  Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is a higher perceived risk.  Any of these factors could affect the demand for oil and natural gas and could have a material effect on our results of operations.

Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control, including for reasons related to the COVID-19 pandemic. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relationship between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. In a year-long project as opposed to a three-month project, more time is available for the customer to experience a softening in its business, which may cause the customer to cancel a project.

Our operations outside of the United States are subject to political, investment and local business risks.

Approximately 30% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; (ix) the results of the United Kingdom’s referendum on European Union membership, advising for the exit from the European Union; and (x) the effects of COVID-19 and the extent to which the outbreak may disrupt global capital markets, supply chains, and/or our foreign operations.

We are also exposed to risks relating to United States policy with respect to companies doing business in foreign jurisdictions. Changes in laws or policies governing the terms of foreign trade, in particular increased trade restrictions, tariffs or taxes on import from countries where we procure or manufacture products, such as China, could have a material adverse effect on our business and results of operations. For instance, the United States and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported goods. Given the uncertainty regarding the duration of the imposed tariffs, as well as the potential for additional tariffs by the United States, China or other countries, as well as other changes in tax policy, trade regulations or trade agreements, and the Company’s ability to implement strategies to mitigate the impact of changes in tax policy, tariffs or other trade regulations, our exposure to the risks described above could have a material adverse effect on our business and results of operations.

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. For example, as a result of the outbreak of COVID-19 and government-mandated shutdowns, we are monitoring the impact on our suppliers, some of which are experiencing disruption to production facilities or an inability to perform work. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand, and the global nature of the COVID-19 pandemic could result in there being fewer alternative suppliers. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cyber security incidents, terrorist activity, public health crises (such as COVID-19), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

Moreover, the outbreak and preventative or protective actions that governments, corporations, individuals or we may take to contain COVID-19 may result in a period of reduced operations and business disruption for our subcontractors. The outbreak of COVID-19 and related actions may also prevent our subcontractors from meeting their obligations to us, which could also contribute to performance delays on our customer obligations and increase our costs. Any costs associated with the COVID-19 pandemic may not be fully recoverable or adequately covered by insurance.

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

The COVID-19 pandemic has adversely affected the progress of construction projects across the globe and will likely continue to cause delays and disruptions.  If projects are delayed or cancelled it could have a material adverse effect upon our business and financial condition.

A significant portion of our accounts receivable are related to larger contracts, which increases our exposure to credit risk.

Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power and oil & gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress or milestone payments and letters of credit as well as closely monitoring the credit worthiness of our customers. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results. Further, we believe that the outbreak and worsening of the COVID-19 pandemic will continue to adversely impact our sales.

We have $109.6 million of indebtedness as of March 31, 2020, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. Moreover, we currently expect that the COVID-19 pandemic will negatively impact our cash flow and liquidity. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity. We may not be able to refinance our existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, particularly in light of COVID-19’s impact on capital markets.

We rely on several key employees whose absence or loss could disrupt our operations or be adverse to our business.

We are highly dependent on the experience of our management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. The outbreak of COVID-19 has heightened the risk that a significant portion of these individuals may suffer illness or otherwise be unable to work. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. Our future success will depend in part on our ability to attract and retain qualified personnel to manage our development and future growth. We cannot guarantee that we will be successful in attracting and retaining such personnel. Our failure to recruit additional key personnel could have a material adverse effect on our financial condition, results of operations and cash flows. Conversely, if we need to make reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we may not be able to rehire our workforce once our business has recovered.

Work stoppages or similar difficulties could significantly disrupt our operations.

A portion of our employees are represented by international or independent labor unions under various union contracts. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes.  Further, the recent outbreak of COVID-19 could result in work stoppages at some of our facilities. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available.  Furthermore, the recent outbreak of COVID-19 could result in work stoppages at certain of our suppliers that are part of our supply chain. While we have not experienced shortages in supply as a result of the interruptions, if the work stoppages were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to import certain products on schedule and, accordingly, could have an adverse effect on our business, financial condition and results of operations. Work stoppages by employees of our customers also could result in reduced demand for our products.

Increased information technology cyber security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology cyber security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cyber security insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available, or may result in increased cyber security and other insurance premiums.  In response to the COVID-19 pandemic and an increased reliance on our information technology systems, we have taken proactive measures to strengthen our information technology systems, including initiating a National Institute of Standards and Technology (“NIST”) assessment.

In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to our employees or other parties is misappropriated from our systems and networks.

We face risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19. The continued spread of COVID-19 has reached geographic areas in which we have operations, suppliers, customers and employees. We expect the continued spread of COVID-19 to cause an economic slowdown that could be significant and, therefore, could adversely affect the demand for our products and disrupt our supply chain and the manufacturing and distribution of our products. Additionally, the spread of COVID-19 has led to significant disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets on a timely basis, or at all. Any one or more of these consequences or other unpredictable events could materially adversely affect our business, results of operations, cash flows and financial condition. The COVID-19 pandemic continues to rapidly evolve and the extent to which it may impact our business, results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the future geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Date: May 6, 2020