Form 10-Q
period 2020-06-30
CECO ENVIRONMENTAL CORP
filed 2020-08-05
CIK 3197

same

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,493,761 shares of common stock, par value $0.01 per share, as of July 31, 2020.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2020

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$41,513	$35,602
Restricted cash	1,625	1,356
Accounts receivable, net	60,814	68,434
Costs and estimated earnings in excess of billings on uncompleted contracts	38,178	34,805
Inventories, net	18,897	20,578
Prepaid expenses and other current assets	11,917	9,899
Prepaid income taxes	6,548	8,231
Assets held for sale	604	593
Total current assets	180,096	179,498
Property, plant and equipment, net	16,064	15,274
Right-of-use assets from operating leases	12,707	13,607
Goodwill	159,107	152,020
Intangible assets – finite life, net	32,636	31,283
Intangible assets – indefinite life	14,328	14,291
Deferred charges and other assets	3,454	2,664
Total assets	$418,392	$408,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,500	$2,500
Accounts payable and accrued expenses	75,567	78,319
Billings in excess of costs and estimated earnings on uncompleted contracts	28,032	34,369
Total current liabilities	106,099	115,188
Other liabilities	19,526	20,372
Debt, less current portion	75,460	63,001
Deferred income tax liability, net	7,704	5,943
Operating lease liabilities	10,561	11,116
Total liabilities	219,350	215,620
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,493,617 and 35,275,465 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	355	353
Capital in excess of par value	254,323	253,869
Accumulated loss	(39,682)	(46,344)
Accumulated other comprehensive loss	(15,598)	(14,505)
	199,398	193,373
Less treasury stock, at cost, 137,920 shares at June 30, 2020 and December 31, 2019	(356)	(356)
Total shareholders’ equity	199,042	193,017
Total liabilities and shareholders' equity	$418,392	$408,637

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net sales	$75,170	$81,179	$155,656	$167,190
Cost of sales	49,354	54,333	101,561	111,911
Gross profit	25,816	26,846	54,095	55,279
Selling and administrative expenses	18,407	22,426	40,383	43,740
Amortization expenses	1,785	2,153	3,498	4,313
Restructuring expenses	530	249	882	249
Acquisition and integration expenses	699	—	699	—
Loss on divestitures, net of selling costs	—	—	—	70
Income from operations	4,395	2,018	8,633	6,907
Other income	371	808	1,347	168
Interest expense	(944)	(1,460)	(1,967)	(3,004)
Income before income taxes	3,822	1,366	8,013	4,071
Income tax expense (benefit)	564	(4,149)	1,343	(3,308)
Net income	$3,258	$5,515	$6,670	$7,379
Earnings per share:
Basic	$0.09	$0.16	$0.19	$0.21
Diluted	$0.09	$0.15	$0.19	$0.21
Weighted average number of common shares outstanding:
Basic	35,275,729	34,923,587	35,215,553	34,879,811
Diluted	35,410,182	35,582,727	35,402,524	35,471,628

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$3,258	$5,515	$6,670	$7,379
Other comprehensive income (loss), net of tax:
Interest rate swap loss	—	(293)	—	(506)
Foreign currency translation gain (loss)	1,175	(744)	(1,093)	234
Comprehensive income	$4,433	$4,478	$5,577	$7,107

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$178,560
Net income for the three-months ended March 31, 2019				1,864				1,864
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2017-12) and (ASU 2016-02)				(4,602)	12			(4,590)
Restricted stock units issued	12	—	(8)	—				(8)
Share based compensation earned	14	—	798	—				798
Adjustment for interest rate swap					(213)			(213)
Translation gain					978			978
Balance March 31, 2019	34,980	$349	$252,199	$(62,165)	$(12,638)	(138)	$(356)	$177,389
Net income for the three-months ended June 30, 2019				5,515				5,515
Restricted stock units issued	200	3	(314)	(18)				(329)
Share based compensation earned	—	—	1,031					1,031
Adjustment for interest rate swap					(293)			(293)
Translation loss					(744)			(744)
Balance June 30, 2019	35,180	$352	$252,916	$(56,668)	$(13,675)	(138)	$(356)	$182,569

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$193,017
Net income for the three-months ended March 31, 2020				3,412				3,412
Restricted stock units issued	63	1	(153)	—				(152)
Share based compensation earned	—	—	597	—				597
Translation loss					(2,268)			(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$194,606
Net income for the three-months ended June 30, 2020				3,258				3,258
Restricted stock units issued	155	1	(144)	(8)				(151)
Share based compensation earned	—	—	154	—				154
Translation gain					1,175			1,175
Balance June 30, 2020	35,493	$355	$254,323	$(39,682)	$(15,598)	(138)	$(356)	$199,042

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,670	$7,379
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,648	5,520
Unrealized foreign currency loss	(52)	258
Net gain on interest rate swaps	—	(248)
Loss on divestitures	—	70
Debt discount amortization	208	847
Share-based compensation expense	751	1,756
Bad debt expense	457	394
Inventory reserve expense	269	361
Deferred income tax benefit	—	(337)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	8,623	(7,046)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,446)	(2,416)
Inventories	1,694	(1,929)
Prepaid expense and other current assets	(1,068)	(3,366)
Deferred charges and other assets	(1,553)	(1,703)
Accounts payable and accrued expenses	(5,229)	(8,291)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,057)	1,854
Income taxes payable	—	(1,656)
Other liabilities	193	(2,744)
Net cash provided by (used in) operating activities	2,108	(11,297)
Cash flows from investing activities:
Acquisitions of property and equipment	(1,992)	(1,201)
Net cash paid for acquisition	(6,124)	—
Net cash used in by investing activities	(8,116)	(1,201)
Cash flows from financing activities:
Borrowings on revolving credit lines	72,500	36,300
Repayments on revolving credit lines	(59,000)	(35,447)
Repayments of long-term debt	(1,250)	(1,700)
Deferred financing fees paid	—	(1,117)
Payments on finance leases and financing liability	(203)	(232)
Proceeds from employee stock purchase plan and exercise of stock options	—	75
Net cash provided by (used in) financing activities	12,047	(2,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	141	136
Net increase (decrease) in cash, cash equivalents and restricted cash	6,180	(14,483)
Cash, cash equivalents and restricted cash at beginning of period	36,958	44,438
Cash, cash equivalents and restricted cash at end of period	$43,138	$29,955
Cash paid (received) during the period for:
Interest	$1,850	$2,300
Income taxes	$(658)	$3,582

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2020 and the results of operations, cash flows and shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the 2019 Form 10-K filed with the SEC.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As of June 30, 2020, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  No vaccine is currently available.   The Company has instituted some and may take additional temporary precautionary measures to comply with government directives and guidelines and minimize business disruption.

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020.

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

3.     Accounts Receivable

(table only in thousands)	June 30, 2020	December 31, 2019
Contract receivables	$54,614	$58,881
Trade receivables	9,203	12,135
Allowance for doubtful accounts	(3,003)	(2,582)
Total accounts receivable	$60,814	$68,434

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.3 million and $0.9 million at June 30, 2020 and December 31, 2019, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was approximately $0.4 million and $0.3 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the six-month periods ended June 30, 2020 and 2019, respectively.

4.	Inventories

(table only in thousands)	June 30, 2020	December 31, 2019
Raw materials	$14,817	$15,218
Work in process	6,432	7,328
Finished goods	541	654
Obsolescence allowance	(2,893)	(2,622)
Total inventories	$18,897	$20,578

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million for the three-month periods ended June 30, 2020 and 2019, and $0.3 million and $0.4 million for the six-month periods ended June 30, 2020 and 2019, respectively.

5.	Goodwill and Intangible Assets

(table only in thousands)	Six months ended June 30, 2020		Year ended December 31, 2019
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$152,020	$14,291	$152,156	$18,258
Transfers to finite life classification	—	—	—	(3,904)
Acquisitions and related adjustments	7,022	—	—	—
Foreign currency translation	65	37	(136)	(63)
	$159,107	$14,328	$152,020	$14,291

(table only in thousands)	As of June 30, 2020		As of December 31, 2019
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$11,842	$14,457	$10,686
Customer lists	73,199	46,551	68,943	44,484
Tradename	5,878	1,424	5,294	1,154
Foreign currency adjustments	(2,079)	(998)	(1,869)	(782)
	$91,455	$58,819	$86,825	$55,542

Activity for the six-months ended June 30, 2020 and 2019 is as follows:

(table only in thousands)	2020	2019
Intangible assets – finite life, net at beginning of period	$31,283	$35,959
Amortization expense	(3,498)	(4,320)
Transfers from indefinite life classification	—	3,904
Acquisition and related adjustments	4,840	—
Foreign currency adjustments	11	(16)
Intangible assets – finite life, net at end of period	$32,636	$35,527

Amortization expense of finite life intangible assets was $1.8 million and $2.2 million for the three-month periods ended June 30, 2020 and 2019, respectively and $3.5 million and $4.3 million for the six-month periods ended June 30, 2020 and 2019, respectively. Amortization over the next five years for finite life intangibles is expected to be $3.8 million for the remainder of 2020, $6.3 million in 2021, $5.4 million in 2022, $4.6 million in 2023, and $3.9 million in 2024.

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

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. We determined negative macroeconomic factors resulting from the COVID-19 pandemic constituted a triggering event as of March 31, 2020 and based on a qualitative assessment determined that our goodwill and indefinite life intangible assets were not impaired.  The Company did not identify any triggering events during the three month period ended June 30, 2020 that would require an interim impairment assessment of goodwill or intangible assets.  The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6.	Accounts Payable and Accrued Expenses

(table only in thousands)	June 30, 2020	December 31, 2019
Trade accounts payable, including amounts due to subcontractors	$49,444	$48,762
Compensation and related benefits	5,897	5,712
Accrued warranty	4,323	4,664
Contract liabilities	3,920	5,666
Short-term lease liability	2,310	2,610
Other	9,673	10,905
Total accounts payable and accrued expenses	$75,567	$78,319

7.	Senior Debt

Debt consisted of the following:

(table only in thousands)	June 30, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$47,500	$48,750
- Revolving Credit Loan	32,000	18,500
- Unamortized debt discount	(1,540)	(1,749)
Total outstanding borrowings under the Credit Facility	77,960	65,501

Less: current portion	(2,500)	(2,500)
Total debt, less current portion	$75,460	$63,001

Scheduled principal payments under our Credit Facility are $1.3 million remaining in 2020, $3.1 million in 2021, $3.7 million in 2022, $4.4 million in 2023, and $67.0 million in 2024.

United States Debt

As of June 30, 2020 and December 31, 2019, $7.8 million and $11.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $88.5 million and $82.3 million at June 30, 2020 and December 31, 2019, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 2.36% and 3.80% at June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of June 30, 2020, $18.3 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.7 million in bank guarantees were outstanding as of June 30, 2020.  As of June 30, 2020, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8.	Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended June 30, are below.

	2020	2019
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income	$3,258	$5,515

Denominator
Basic weighted-average shares outstanding	35,276	34,924
Common stock equivalents arising from stock options and restricted stock awards	134	659
Diluted weighted-average shares outstanding	35,410	35,583

The computational components of basic and diluted earnings per share for the six-month periods ended June 30, are below.

	2020	2019
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income	$6,670	$7,379

Denominator
Basic weighted-average shares outstanding	35,216	34,880
Common stock equivalents arising from stock options and restricted stock awards	187	592
Diluted weighted-average shares outstanding	35,403	35,472

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2020 and 2019, 0.6 million and 0.4 million, respectively, and during each of the six-month periods ended June 30, 2020 and 2019, 0.5 million of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.2 million and $1.0 million of share-based compensation related expense during the three-month periods ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.8 million during the six-month periods ended June 30, 2020 and 2019, respectively.

The Company granted approximately 503,000 and 64,000 restricted stock units during the three-month periods ended June 30, 2020 and 2019, respectively, and approximately 503,000 and 464,000 restricted stock units during the six-month periods ended June 30, 2020 and 2019, respectively. The weighted-average fair value of restricted stock units granted was estimated at $5.44 and $7.49 per unit during the six-months ended June 30, 2020 and 2019, respectively. The fair value of time-based and 2019 performance-based restricted stock units was determined by using the value of stock in the open market on the date of grant. The fair value of 2020 performance-based restricted stock units was determined by using the Monte Carlo valuation model.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were zero and approximately 1,000 options exercised during the six-months ended June 30, 2020 and 2019, respectively. The Company received approximately $7,000 from employees exercising options during the six-months ended June 30, 2019. The intrinsic value of options exercised during the six-months ended June 30, 2019 was approximately $1,000.

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

We present the components of net periodic benefit cost (gain) within “Other income” on the Condensed Consolidated Statements of Income.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(table only in thousands)	2020	2019	2020	2019
Pension plan:
Interest cost	$258	$326	$516	$652
Expected return on plan assets	(350)	(313)	(700)	(627)
Amortization of net actuarial loss	65	65	130	132
Net periodic benefit (gain) cost	$(27)	$78	$(54)	$157
Health care plan:
Interest cost	$1	$1	$1	$1
Amortization of loss	2	2	4	4
Net periodic benefit cost	$3	$3	$5	$5

We made contributions to our defined benefit plans of approximately $0.1 million and $0.2 during the six-months ended June 30, 2020 and 2019, respectively. For the remainder of 2020, we have elected to defer further contributions to fund the pension plan and the retiree health care plan until January 2021. The unfunded liability of the plans of $8.7 million and $8.9 million as of June 30, 2020 and December 31, 2019, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2016 forward remain open for examination by Federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2020 and December 31, 2019, the liability for uncertain tax positions totaled approximately $0.2 million and $0.3 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of June 30, 2020, and December 31, 2019, we have recorded deferred income taxes of approximately $0.6 million and $0.7 million, respectively, on the undistributed earnings of our foreign subsidiaries. A significant portion of the previously undistributed earnings to which the deferred income taxes were attributable were repatriated in 2019.

Income tax expense was $0.6 million for the second quarter of 2020 and $1.3 million for the first six months of 2020 compared with income tax benefit of $4.2 million for the second quarter of 2019 and $3.3 million for the first six months of 2019. The effective income tax rate for the second quarter of 2020 was 14.8% compared with (303.7%) for the second quarter of 2019. The effective income tax rate for the first six months of 2020 was 16.8% compared with (81.3%) for the first six months of 2019. The effective income tax rate for the three and six months ended June 30, 2020 is lower than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate. The effective income tax rates for the three and six months ended June 30, 2019 were negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million from a tax position related to the 2018 divesture of Jiangyin Zhongli Industrial Technology Co. Ltd.

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2020 and December 31, 2019, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $79.5 million and $67.3 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $41.5 million and $35.6 million, respectively, of which $33.2 million and $27.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2020 for cases involving asbestos-related claims were $3.1 million, of which, together with all legal fees other than corporate counsel expenses, $2.9 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 194 cases pending against the Company as of June 30, 2020 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 209 cases that were pending as of December 31, 2019. During the six-months ended June 30, 2020, 38 new cases were filed against the Company, and the Company was dismissed from 49 cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14.      Acquisitions

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed with an additional draw on our revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million; the earn-out liability is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.

EIS engineers products that clean air through a variety of technologies including volatile organic compounds (“VOC”) abatement, odor control, and other air pollution control solutions, which complements our Industrial Solutions Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(table only in thousands)
Current assets (including cash of $4,212)	$6,416
Property and equipment	26
Other assets	44
Goodwill	7,022
Intangible - finite life	4,840
Total assets acquired	18,348
Current liabilities assumed	(6,514)
Deferred income tax liability	(920)
Net assets acquired	$10,914

The approximate fair values of the assets acquired and liabilities assumed related to the above acquisition are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed. Such changes could result in material variances between the Company’s future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to this acquisition is not deductible for tax purposes.

The Company acquired customer lists and tradename intangible assets valued at $4.2 million and $0.6 million, respectively. These assets were determined to have useful lives of 10 years.

Acquisition and integration expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. For the three months ended June 30, 2020, EIS accounted for $0.5 million in revenue and $0.2 million of net income included in the Company’s results.

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition had occurred on January 1, 2019:

	Three months ended June 30,		Six months ended June 30,
(table in thousands, except per share data)	2020	2019	2020	2019
Net Sales	$78,256	$86,086	$165,502	$175,298
Net Income	4,341	6,014	8,621	8,150
Earnings per share:
Basic	$0.12	$0.17	$0.24	$0.23
Diluted	$0.12	$0.17	$0.24	$0.23

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the income tax consequences of the pro forma adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

15.	Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Condensed Consolidated Statements of Income.

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

The financial segment information is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$49,074	$50,572	$99,720	$105,760
Industrial Solutions Segment	16,664	20,083	37,020	38,936
Fluid Handling Solutions Segment	9,432	10,524	18,916	22,494
Net sales	$75,170	$81,179	$155,656	$167,190

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Income from Operations
Energy Solutions Segment	$8,646	$6,351	$17,203	$15,642
Industrial Solutions Segment	19	515	1,492	1,117
Fluid Handling Solutions Segment	1,817	1,481	3,440	3,839
Corporate and Other(1)	(6,087)	(6,329)	(13,502)	(13,691)
Income from operations	$4,395	$2,018	$8,633	$6,907

(1)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Property and Equipment Additions
Energy Solutions Segment	$101	$111	$298	$161
Industrial Solutions Segment	55	102	215	163
Fluid Handling Solutions Segment	135	337	554	489
Corporate and Other	725	229	925	388
Property and equipment additions	$1,016	$779	$1,992	$1,201

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Depreciation and Amortization
Energy Solutions Segment	$1,224	$1,561	$2,445	$3,141
Industrial Solutions Segment	334	337	648	671
Fluid Handling Solutions Segment	649	734	1,263	1,472
Corporate and Other	245	117	292	236
Depreciation and amortization	$2,452	$2,749	$4,648	$5,520

(dollars in thousands)	June 30, 2020	December 31, 2019
Identifiable Assets
Energy Solutions Segment	$260,184	$254,752
Industrial Solutions Segment	74,303	64,725
Fluid Handling Solutions Segment	68,653	71,572
Corporate and Other(2)	15,252	17,588
Identifiable assets	$418,392	$408,637

(2)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	June 30, 2020	December 31, 2019
Goodwill
Energy Solutions Segment	$97,072	$97,007
Industrial Solutions Segment	30,458	23,436
Fluid Handling Solutions Segment	31,577	31,577
Goodwill	$159,107	$152,020

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended June 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$52,369	$(2,984)	$(106)	$—	$(205)	$49,074
Industrial Solutions Segment	20,809	(3,738)	—	(407)	—	16,664
Fluid Handling Solutions Segment	9,629	(190)	(7)	—	—	9,432
Net Sales	$82,807	$(6,912)	$(113)	$(407)	$(205)	$75,170

	Three months ended June 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$51,656	$(973)	$(111)	$—	$—	$50,572
Industrial Solutions Segment	22,702	(1,800)	—	(812)	(7)	20,083
Fluid Handling Solutions Segment	10,950	(340)	(86)	—	—	10,524
Net Sales	$85,308	$(3,113)	$(197)	$(812)	$(7)	$81,179

	Six months ended June 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$107,978	$(7,790)	$(229)	$—	$(239)	$99,720
Industrial Solutions Segment	44,950	(7,124)	—	(791)	(15)	37,020
Fluid Handling Solutions Segment	19,378	(448)	(14)	—	—	18,916
Net Sales	$172,306	$(15,362)	$(243)	$(791)	$(254)	$155,656

	Six months ended June 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$107,806	$(1,864)	$(170)	$—	$(12)	$105,760
Industrial Solutions Segment	44,524	(3,977)	—	(1,558)	(53)	38,936
Fluid Handling Solutions Segment	23,366	(734)	(138)	—	—	22,494
Net Sales	$175,696	$(6,575)	$(308)	$(1,558)	$(65)	$167,190

16.     Subsequent Events

On July 31, 2020, the Company entered into a joint venture agreement (“JV Agreement”) with Mader Machine Co. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO will hold 70% of the equity in the joint venture, and 50% voting interest.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2020 and 2019 reflect the consolidated operations of the Company and its subsidiaries.

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

COVID-19

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. As of June 30, 2020, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  No vaccine is currently available. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place or whether efforts to contain the spread of COVID-19 will continue to intensify.

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

Within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our global operations.  The COVID-19 pandemic has heightened the risk of work stoppages at our facilities or those of our suppliers.  Certain of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

CECO has undertaken necessary measures in compliance with government directives to remain open across its business and continues to work closely with its global supply chain to proactively support customers during this critical time.  As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing essential operations while observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services.  Additionally, CECO has taken several proactive cost reduction measures in response to the economic pressures brought on by the COVID-19 pandemic.  In April 2020, the CECO senior management team agreed to a temporary salary reduction, certain corporate-level costs have been eliminated or reduced, and CECO has instituted a rolling 2-week furlough of United States-based employees during the 6-week period beginning the week of April 6, 2020.

The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

CEO Succession

Appointment of Chief Executive Officer

On July 6, 2020, the Company also announced that, effective July 6, 2020, Mr. Todd Gleason commenced serving as Chief Executive Officer and as a member of the Board of Directors of the Company, succeeding Dennis Sadlowski. Mr. Gleason, age 49, most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason’s qualifications to sit on the Board include his financial and business background, as well as his extensive executive and leadership experience. As the Company’s new Chief Executive Officer, Mr. Gleason will provide the Board with insight on the day-to-day operations of the Company and the issues it faces.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$75.2	$81.2	$155.7	$167.2
Cost of sales	49.4	54.4	101.6	111.9
Gross profit	$25.8	$26.8	$54.1	$55.3
Percent of sales	34.3%	33.0%	34.7%	33.1%
Selling and administrative expenses	18.4	22.4	40.4	43.8
Percent of sales	24.5%	27.6%	25.9%	26.2%
Amortization expenses	1.8	2.2	3.5	4.3
Restructuring expenses	0.5	0.2	0.9	0.2
Acquisition and integration expenses	0.7	—	0.7	—
Loss on divestitures, net of selling costs	—	—	—	0.1
Operating income	$4.4	$2.0	$8.6	$6.9
Operating margin	5.9%	2.5%	5.5%	4.1%

To compare operating performance between the three-month and six-month periods ended June 30, 2020 and 2019, the Company has adjusted GAAP operating income to exclude (1) amortization expenses for acquisition related intangible assets, (2) restructuring expenses primarily relating to severance, facility exits, and legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, and (4) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2020	2019	2020	2019
Operating income as reported in accordance with GAAP	$4.4	$2.0	$8.6	$6.9
Operating margin in accordance with GAAP	5.9%	2.5%	5.5%	4.1%
Amortization expenses	1.8	2.2	3.5	4.3
Restructuring expenses	0.5	0.2	0.9	0.2
Acquisition and integration expenses	0.7	—	0.7	—
Loss on divestitures, net of selling costs	—	—	—	0.1
Non-GAAP operating income	$7.4	$4.4	$13.7	$11.5
Non-GAAP operating margin	9.8%	5.4%	8.8%	6.9%

Net sales for the second quarter of 2020 decreased $6.0 million, or 7.4%, to $75.2 million compared with $81.2 million in the second quarter of 2019. The decrease is primarily attributable to decreases of $6.1 million in custom-designed FCC cyclone systems, $1.6 million in Industrial scrubber solutions, and $1.3 million in clean air pollution technologies, partially offset by increases of $2.2 million of our turbine exhaust and silencers systems and $0.5 million in VOC abatement solutions from the Environmental Integrated Solutions (“EIS”) acquisition.

Net sales for the first six months of 2020 decreased $11.5 million, or 6.9%, to $155.7 million compared with $167.2 million in the first six months of 2019. The decrease is primarily attributable to decreases of $11.2 million in custom-designed FCC cyclone systems, $3.6 million in filtration and pump solutions and $2.2 million in clean air pollution technologies, partially offset by increases of $4.2 million in our custom acoustical technologies and selective catalytic reduction (“SCR”) technologies and $0.5 million in VOC abatement solutions from the EIS acquisition.

Gross profit decreased $1.0 million, or 3.7%, to $25.8 million in the second quarter of 2020 compared with $26.8 million in the second quarter of 2019. The decrease in gross profit is primarily due to decrease in sales as noted above, partially offset by favorable product mix and cost reduction actions. Gross profit as a percentage of sales increased to 34.3% in the second quarter of 2020 compared with 33.0% in the second quarter of 2019 due to product mix and cost reduction actions.

Gross profit decreased $1.2 million, or 2.2%, to $54.1 million in the first six months of 2020 compared with $55.3 million in the first six months of 2019. The decrease in gross profit is primarily due to decrease in sales as noted above, partially offset by product mix and cost reduction actions. Gross profit as a percentage of sales increased to 34.7% in the first six months of 2020 compared with 33.1% in the first six months of 2019 due to product mix and cost actions including an employee furlough.

Orders booked were $60.0 million during the second quarter of 2020 and $135.6 million for the first six months of 2020 as compared with $100.3 million during the second quarter of 2019 and $200.3 million during the first six months of 2019.  The decrease is primarily attributable to decreases in the refinery, midstream oil and gas and pollution control end markets, primarily due to the COVID-19 slowdown impacting our customers starting in March 2020.

Selling and administrative expenses were $18.4 million for the second quarter of 2020 compared with $22.4 million for the second quarter of 2019. The decrease is primarily attributable to proactive cost reduction measures taken in response to the COVID-19 pandemic including: the senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, a 2-week furlough of United States-based employees, and travel restrictions across all segments. Selling and administrative expenses decreased as a percentage of sales to 24.5% in the second quarter of 2020 compared with 27.6% in the second quarter of 2019. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to cost reduction measures.

Selling and administrative expenses were $40.4 million for the first six months of 2020 compared with $43.8 million for the first six months of 2019. The decrease is primarily attributable to proactive cost reduction measures taken in response to the COVID-19 pandemic including: the senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, a 2-week furlough of United States-based employees, and travel restrictions across all segments. These costs reductions were partially offset by investments in sales personnel and the final settlement of a commercial dispute in the first quarter. Selling and administrative expenses decreased as a percentage of sales to 25.9% in the first six months of 2020 compared with 26.2% in the first six months of 2019. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the items described above.

Amortization expense was $1.8 million for the second quarter of 2020 compared with $2.2 million for the second quarter of 2019. The decrease in expense is attributable to a $0.4 million decrease in definite lived asset amortization.

Amortization expense was $3.5 million for the first six months of 2020 compared with $4.3 million for the first six months of 2019. The decrease in expense is attributable to a $0.7 million decrease in definite lived asset amortization.

Operating income increased $2.4 million to $4.4 million in the second quarter of 2020 compared with $2.0 million during the second quarter of 2019. Operating income increased $1.7 million to $8.6 million in the first six months of 2020 compared with $6.9 million during the first six months of 2019. The increase is attributable to cost reductions as described above.

Non-GAAP operating income was $7.4 million for the second quarter of 2020 compared with $4.4 million for the second quarter of 2019. The increase in non-GAAP operating income is primarily attributable to the decrease in selling and administrative expenses, as a result of proactive cost reduction measures taken in response to the COVID-19 pandemic, partially offset by decrease in gross profit. Non-GAAP operating income as a percentage of sales increased to 9.8% for the second quarter of 2020 from 5.4% for the second quarter of 2019.

Non-GAAP operating income was $13.7 million for the first six months of 2020 compared with $11.5 million for the first six months of 2019. The increase in non-GAAP operating income is primarily attributable to the decrease in selling and administrative expenses, as a result of proactive cost reduction measures taken in response to the COVID-19 pandemic, partially offset by decrease in gross profit. Non-GAAP operating income as a percentage of sales increased to 8.8% for the first six months of 2020 from 6.9% for the first six months of 2019.

Interest expense decreased to $0.9 million in the second quarter of 2020 and $2.0 million for the first six months of 2020 compared with $1.5 million in the second quarter of 2019 and $3.0 million for the first six months of 2019. The decrease in interest expense is primarily due to lower interest rates, and a reduced debt balance compared to 2019. During the first six months of 2020 the Company had net borrowings of $13.5 million on it’s revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020.

Income tax expense was $0.6 million for the second quarter of 2020 and $1.3 million for the first six months of 2020 compared with income tax benefit of $4.2 million for the second quarter of 2019 and $3.3 million for the first six months of 2019. The effective income tax rate for the second quarter of 2020 was 14.8% compared with (303.7%) for the second quarter of 2019. The effective income tax rate for the first six months of 2020 was 16.8% compared with (81.3%) for the first six months of 2019. The effective income tax rate for the second quarter and first six months of 2020 is lower than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate. The effective income tax rates for the three and six months ended June 30, 2019 were negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million from a tax position related to the 2018 divesture of Jiangyin Zhongli Industrial Technology Co. Ltd.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Sales (less intra- and inter-segment sales)
Energy Solutions Segment	$49,074	$50,572	$99,720	$105,760
Industrial Solutions Segment	16,664	20,083	37,020	38,936
Fluid Handling Solutions Segment	9,432	10,524	18,916	22,494
Net sales	$75,170	$81,179	$155,656	$167,190

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Income from Operations
Energy Solutions Segment	$8,646	$6,351	$17,203	$15,642
Industrial Solutions Segment	19	515	1,492	1,117
Fluid Handling Solutions Segment	1,817	1,481	3,440	3,839
Corporate and Other(1)	(6,087)	(6,329)	(13,502)	(13,691)
Income from operations	$4,395	$2,018	$8,633	$6,907

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Energy Solutions Segment

Our Energy Solutions segment net sales decreased $1.5 million to $49.1 million for the second quarter of 2020 compared with $50.6 million in the same period of 2019. The decrease is primarily attributable to decreases of $6.1 million in the Company’s custom-designed FCC cyclone systems that serve the refinery markets period over period and $0.8 million in midstream end markets and custom damper technologies, partially offset by increases of $3.8 million in SCR technologies and $2.3 million increase in custom acoustical technologies that serve the natural gas and power generation markets.

Our Energy Solutions segment net sales decreased $6.1 million to $99.7 million in the first six months of 2020 compared with $105.8 million in the same period of 2019. The decrease is primarily attributable to decreases of $11.2 million in the Company’s custom-designed cyclone systems that serve the refinery markets period over period partially offset by project increases of $4.2 million in the Company’s custom acoustical technologies and SCR technologies that serve the natural gas power generation markets.

Operating income for the Energy Solutions segment increased $2.2 million to $8.6 million in the second quarter of 2020 compared with $6.4 million in the same period of 2019. The operating income increase is primarily attributable to a decrease of $2.3 million in selling and administrative expenses related to cost reductions as described above.

Operating income for the Energy Solutions segment increased $1.6 million to $17.2 million in the first six months of 2020 compared with $15.6 million in the same period of 2019. The operating income increase is primarily attributable to the decrease of $1.3 million in selling and administrative expenses related to the cost reductions as described above.

Industrial Solutions Segment

Our Industrial Solutions segment net sales decreased $3.4 million to $16.7 million in the second quarter of 2020 compared with $20.1 million in the second quarter of 2019. The decrease is primarily attributable to decreases of $1.6 million in scrubber solutions, $1.3 million in clean air pollution control technologies, and $1.1 million in the Company’s fume collection technologies, partially offset by $0.5 million in net sales from the EIS acquisition.

Our Industrial Solutions segment net sales decreased $1.9 million to $37.0 million in the first six months of 2020 compared with $38.9 million in the first six months of 2019. The decrease is primarily attributable to decreases of $2.2 million in clean air pollution control technologies and $1.0 million in fume collection technologies, partially offset by a $0.9 million increase in customed-designed air pollution control solutions and $0.5 million in net sales from the EIS acquisition.

Operating income for the Industrial Solutions segment decreased $0.5 million to breakeven in the second quarter of 2020 compared with $0.5 million in the second quarter of 2019. The decrease is primarily attributable to a $0.7 million decrease in gross profit driven by decreased sales and a $0.6 million increase in acquisition and restructuring expenses, partially offset by $0.8 million decrease in selling and administration related to cost reductions described above.

Operating income for the Industrial Solutions segment increased $0.4 million to $1.5 million in the first six months of 2020 compared with $1.1 million in the first six months of 2019. The increase is primarily attributable to a decrease of $1.3 million in selling and administration expenses related to cost reductions described above, partially offset by increases of $0.7 million in acquisition and restructuring expenses and a decrease of $0.3 million in gross profit driven by decreased sales.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment net sales decreased $1.1 million to $9.4 million in the second quarter of 2020 compared with $10.5 million in the second quarter of 2019. Net sales decreased $3.6 million to $18.9 million in the first six months of 2020 compared with $22.5 million in the first six months of 2019. The decrease is primarily attributable to volume decreases in the Company’s filtration and pump solutions sales driven by oil & gas and automotive end market softness.

Operating income for the Fluid Handling Solutions segment increased $0.3 million to $1.8 million in the second quarter of 2020 compared with $1.5 million in the second quarter of 2019. The increase is primarily attributable to a $0.4 million decrease in selling and administration expenses related to domestic furloughs, headcount reductions, and travel restrictions and $0.1 million decrease in amortization expense, partially offset by a $0.2 million decrease in gross profit due to decrease in sales.

Operating income for the Fluid Handling Solutions segment decreased $0.4 million to $3.4 million in the first six months of 2020 compared with $3.8 million in the first six months of 2019. The decrease is primarily attributable to a $1.2 million decrease in gross profit due to decrease in sales, partially offset by a $0.8 million decrease in selling and administration expenses primarily related to domestic furloughs, headcount reductions, and travel restrictions.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $0.2 million to $6.1 million for the second quarter of 2020 compared with $6.3 million for the second quarter of 2019. The decrease is primarily attributable to a $0.4 million decrease in selling and administration expenses related to domestic furloughs, headcount reductions and travel restrictions offset by increases of $0.1 million in restructuring expense and $0.1 million in acquisition and integration expenses.

Operating expense for the Corporate and Other segment decreased $0.2 million to $13.5 million for the first six months of 2020 compared with $13.7 million for the first six months of 2019. The decrease is primarily attributable to a $0.6 million decrease in selling and administration expenses related to domestic furloughs, headcount reductions, and travel restrictions offset by increases of $0.3 million in restructuring expense and $0.1 million in acquisition and integration expenses.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog decreased to $204.6 million as of June 30, 2020 from $216.6 million as of December 31, 2019, $8.8 million of backlog was acquired from the EIS acquisition.  Our customers may have the right to cancel a given order. Historically cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2020, the Company had working capital of $74.0 million, compared with $64.3 million at December 31, 2019.  The ratio of current assets to current liabilities was 1.70 to 1.00 on June 30, 2020, as compared with a ratio of 1.56 to 1.00 at December 31, 2019. The increase to the Company’s working capital is primarily attributable to increased cash and cash equivalents balance of $5.9 million and decrease of $6.3 million in billings in excess of costs and estimated earnings on uncompleted contracts.

At June 30, 2020 and December 31, 2019, cash and cash equivalents totaled $41.5 million and $35.6 million, respectively. As of June 30, 2020 and December 31, 2019, $31.2 million and $27.0 million, respectively, of our cash and cash equivalents were held by certain non- United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	June 30, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$47,500	$48,750
- Revolving Credit Loan	32,000	18,500
- Unamortized debt discount	(1,540)	(1,749)
Total outstanding borrowings under Credit Facility	$77,960	$65,501

Less: current portion	(2,500)	(2,500)
Total debt, less current portion	$75,460	$63,001

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of June 30, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(32.0)	(18.5)
Letters of credit open	(7.8)	(11.0)
Total unused credit availability	$100.2	$110.5
Amount available based on borrowing limitations	$88.5	$82.3

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$2,108	$(11,297)
Net cash used in investing activities	(8,116)	(1,201)
Net cash provided by (used in) financing activities	12,047	(2,121)
Effect of exchange rate changes on cash and cash equivalents	141	136
Net increase (decrease) in cash	$6,180	$(14,483)

Operating Activities

For the six-months ended June 30, 2020, $2.1 million of cash was provided by operating activities compared with $(11.3) million used in operating activities in the prior year period, a $13.4 million increase. Cash flow from operating activities in the first six months of 2020 had a favorable impact year-over-year primarily due to certain decreases in net working capital items such accounts receivable and inventory offset by decreases in billings in excess of costs and estimated earnings on uncompleted contracts as reflected in the Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the six-months ended June 30, 2020, net cash used in investing activities was $8.1 million compared with $1.2 million in the prior year period. The $6.9 million increase in cash used in investing activities, was primarily related to $6.1 million, net of cash acquired, for the EIS acquisition and $2.0 million for the acquisition of property and equipment. In the prior year period, cash flow used in investing activities was the result of $1.2 million for the acquisition of property and equipment.

Financing Activities

For the six-months ended June 30, 2020, $12.0 million was provided by financing activities compared with $(2.1) million used in financing activities in the previous year period, an increase of $14.1 million. During the first six months of 2020, the Company had net borrowings of $13.5 million on its revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020, compared with net borrowings of $0.8 million the previous year period. Additionally, for the first six-months ended June 30, 2020, $(1.3) million was used in financing activities for repayments on the Company’s Term loan compared with $(1.7) million for repayments on the Company’s note payable in the first six-months of 2019. Further, in the first six months of 2019, the company paid financing fees related to the new Credit Facility of $1.1 million.

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

Management believes there have been no changes during the six-month period ended June 30, 2020, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II – Item 1.A. Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and include, but are not limited to: the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges; the substantial amount of debt incurred in connection with our acquisitions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from acquisitions; unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with the novel coronavirus (“COVID-19”), as well as management’s response to any of the aforementioned factors. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $79.5 million at June 30, 2020. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2020. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2020 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first six months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following disclosure supplements and modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impact our business or financial results.

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic. The continued spread of COVID-19 has reached geographic areas in which we have operations, suppliers, customers and employees. We expect the continued spread of COVID-19 to continue to have a significant impact on our business, affect the demand for our products and disrupt our supply chain and the manufacturing and distribution of our products. It is unknown how long these disruptions could continue and such events may affect our business, results of operations and financial condition.

The continuing spread of COVID-19 has caused volatility, severe market dislocations and liquidity constraints in many markets.  Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place or whether efforts to contain the spread of COVID-19 will continue to intensify. The foregoing could lead to a significant economic downturn or recession, increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets.  Such impacts may adversely affect the Company and your investment in the Company.

In addition to the risks described above, COVID-19 and associated economic and other impacts may also have the effect of heightening the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our subsequent quarterly reports on Form 10-Q and in other filings we make with the Securities and Exchange Commission. The ultimate effect that COVID-19 may have on our operating and financial results is not presently known to us or may present unanticipated risks that cannot be determined at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1†	CECO Environmental Corp. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 16, 2020).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101

The following materials from CECO Environmental Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer

Date: August 5, 2020