Form 10-Q
period 2020-09-30
CECO ENVIRONMENTAL CORP
filed 2020-11-04
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,504,757 shares of common stock, par value $0.01 per share, as of October 30, 2020.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2020

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$44,537	$35,602
Restricted cash	1,811	1,356
Accounts receivable, net	58,274	68,434
Costs and estimated earnings in excess of billings on uncompleted contracts	41,014	34,805
Inventories, net	18,550	20,578
Prepaid expenses and other current assets	12,773	9,899
Prepaid income taxes	6,664	8,231
Assets held for sale	467	593
Total current assets	184,090	179,498
Property, plant and equipment, net	15,774	15,274
Right-of-use assets from operating leases	12,053	13,607
Goodwill	161,352	152,020
Intangible assets – finite life, net	31,477	31,283
Intangible assets – indefinite life	13,694	14,291
Deferred charges and other assets	3,650	2,664
Total assets	$422,090	$408,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,812	$2,500
Accounts payable and accrued expenses	82,550	78,319
Billings in excess of costs and estimated earnings on uncompleted contracts	24,673	34,369
Total current liabilities	110,035	115,188
Other liabilities	19,720	20,372
Debt, less current portion	73,626	63,001
Deferred income tax liability, net	7,268	5,943
Operating lease liabilities	9,845	11,116
Total liabilities	220,494	215,620
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,504,757 and 35,275,465 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	355	353
Capital in excess of par value	254,771	253,869
Accumulated loss	(39,921)	(46,344)
Accumulated other comprehensive loss	(14,234)	(14,505)
	200,971	193,373
Less treasury stock, at cost, 137,920 shares at September 30, 2020 and December 31, 2019	(356)	(356)
Total CECO shareholders’ equity	200,615	193,017
Noncontrolling interest	981	—
Total shareholders' equity	201,596	193,017
Total liabilities and shareholders' equity	$422,090	$408,637

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net sales	$77,425	$85,266	$233,081	$252,456
Cost of sales	52,615	56,489	154,176	168,400
Gross profit	24,810	28,777	78,905	84,056
Selling and administrative expenses	18,989	21,823	59,374	65,573
Amortization and earnout expenses	2,050	2,166	5,546	6,480
Restructuring expenses	871	729	1,753	968
Acquisition and integration expenses	368	—	1,067	—
Executive transition expenses	1,514	—	1,514	—
Loss on divestitures, net of selling costs	—	—	—	70
Income from operations	1,018	4,059	9,651	10,965
Other (expense) income, net	(290)	(73)	1,057	95
Interest expense	(772)	(1,316)	(2,739)	(4,319)
(Loss) income before income taxes	(44)	2,670	7,969	6,741
Income tax expense (benefit)	206	739	1,549	(2,569)
Net (loss) income	(250)	1,931	6,420	9,310
Noncontrolling interest	11	—	11	—
Net (loss) income attributable to CECO Environmental Corp.	$(239)	$1,931	$6,431	$9,310
(Loss) earnings per share:
Basic	$(0.01)	$0.06	$0.18	$0.27
Diluted	$(0.01)	$0.05	$0.18	$0.26
Weighted average number of common shares outstanding:
Basic	35,358,913	35,070,449	35,263,688	34,944,056
Diluted	35,358,913	35,624,590	35,471,551	35,522,568

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net (loss) income	$(250)	$1,931	$6,420	$9,310
Other comprehensive income (loss), net of tax:
Interest rate swap loss	—	—	—	(506)
Foreign currency translation gain (loss)	1,365	(1,169)	271	(935)
Comprehensive income	$1,115	$762	$6,691	$7,869
Noncontrolling interest	11	—	11	—
Comprehensive income attributable to CECO Environmental Corp.	$1,126	$762	$6,702	$7,869

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$—	$178,560
Net income for the three-months ended March 31, 2019				1,864					1,864
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2017-12) and (ASU 2016-02)				(4,602)	12				(4,590)
Restricted stock units issued	12	—	(8)	—					(8)
Share based compensation earned	14	—	798	—					798
Adjustment for interest rate swap					(213)				(213)
Translation gain					978				978
Balance March 31, 2019	34,980	$349	$252,199	$(62,165)	$(12,638)	(138)	$(356)	$—	$177,389
Net income for the three-months ended June 30, 2019				5,515					5,515
Restricted stock units issued	200	3	(314)	(18)					(329)
Share based compensation earned	—	—	1,031						1,031
Adjustment for interest rate swap					(293)				(293)
Translation loss					(744)				(744)
Balance June 30, 2019	35,180	$352	$252,916	$(56,668)	$(13,675)	(138)	$(356)	$—	$182,569
Net income for the three-months ended September 30, 2019				1,931					1,931
Restricted stock units issued	35	1	(103)	1					(101)
Share based compensation earned	29	—	944						944
Translation loss					(1,169)				(1,169)
Balance September 30, 2019	35,244	$353	$253,757	$(54,736)	$(14,844)	(138)	$(356)	$—	$184,174

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income for the three-months ended March 31, 2020				3,412					3,412
Restricted stock units issued	63	1	(153)	—					(152)
Share based compensation earned	—	—	597	—					597
Translation loss					(2,268)				(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$—	$194,606
Net income for the three-months ended June 30, 2020				3,258					3,258
Restricted stock units issued	155	1	(144)	(8)					(151)
Share based compensation earned	—	—	154	—					154
Translation gain					1,174				1,174
Balance June 30, 2020	35,493	$355	$254,323	$(39,682)	$(15,599)	(138)	$(356)	$—	$199,041
Net loss for the three-months ended September 30, 2020				(239)				(11)	(250)
Restricted stock units issued	12	—	(38)	—					(38)
Share based compensation earned		—	486	—					486
Translation gain					1,365				1,365
Noncontrolling interest acquired (see Note 14)								992	992
Balance September 30, 2020	35,505	$355	$254,771	$(39,921)	$(14,234)	(138)	$(356)	$981	$201,596

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$6,431	$9,310
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,224	8,153
Unrealized foreign currency loss	302	496
Net gain on interest rate swaps	—	(248)
Loss on sale of property and equipment	104	58
Loss on divestitures	—	70
Debt discount amortization	311	928
Share-based compensation expense	1,237	2,684
Bad debt expense	625	710
Inventory reserve expense	453	454
Deferred income tax benefit	13	(595)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	12,705	(6,090)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,714)	(5,196)
Inventories	2,568	527
Prepaid expense and other current assets	(1,713)	(3,853)
Deferred charges and other assets	(2,858)	(1,628)
Accounts payable and accrued expenses	443	(4,217)
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,504)	2,879
Income taxes payable	21	(1,679)
Other liabilities	467	(3,396)
Net cash provided by (used in) operating activities	9,115	(633)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,875)	(3,746)
Net cash paid for acquisition	(5,895)	—
Proceeds from sale of property and equipment	605	509
Net cash used in by investing activities	(8,165)	(3,237)
Cash flows from financing activities:
Borrowings on revolving credit lines	87,000	38,300
Repayments on revolving credit lines	(74,500)	(44,447)
Repayments of long-term debt	(4,384)	(2,325)
Deferred financing fees paid	—	(1,117)
Payments on finance leases and financing liability	(333)	(368)
Proceeds from employee stock purchase plan and exercise of stock options	—	76
Net cash provided by (used in) financing activities	7,783	(9,881)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	657	(448)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,390	(14,199)
Cash, cash equivalents and restricted cash at beginning of period	36,958	44,438
Cash, cash equivalents and restricted cash at end of period	$46,348	$30,239
Cash paid (received) during the period for:
Interest	$2,450	$2,651
Income taxes	$(112)	$5,234

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020 and the results of operations, cash flows and shareholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) as filed with the SEC.

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the 2019 Form 10-K.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As of September 30, 2020, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  No vaccine is currently available.   The Company has instituted some and may take additional temporary precautionary measures to comply with government directives and guidelines and minimize business disruption.

The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. COVID-19 has had, and may continue to have, a negative impact on the Company's ongoing operations and the end markets in which it serves.  However, the full impact of the COVID-19 pandemic continues to evolve as of the date of this filing, and as such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

3.     Accounts Receivable

(table only in thousands)	September 30, 2020	December 31, 2019
Contract receivables	$49,826	$58,881
Trade receivables	11,409	12,135
Allowance for doubtful accounts	(2,961)	(2,582)
Total accounts receivable	$58,274	$68,434

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.4 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was approximately $0.1 million and $0.3 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.7 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

4.	Inventories

(table only in thousands)	September 30, 2020	December 31, 2019
Raw materials	$14,544	$15,218
Work in process	6,688	7,328
Finished goods	437	654
Obsolescence allowance	(3,119)	(2,622)
Total inventories	$18,550	$20,578

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.1 million for the three-month periods ended September 30, 2020 and 2019, respectively and $0.5 million for the nine-month periods ended September 30, 2020 and 2019.

5.	Goodwill and Intangible Assets

(table only in thousands)	Nine months ended September 30, 2020		Year ended December 31, 2019
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$152,020	$14,291	$152,156	$18,258
Transfers to finite life classification	—	(700)	—	(3,904)
Acquisitions	9,017	—	—	—
Foreign currency translation	315	103	(136)	(63)
	$161,352	$13,694	$152,020	$14,291

(table only in thousands)	As of September 30, 2020		As of December 31, 2019
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$12,425	$14,457	$10,686
Customer lists	73,199	47,754	68,943	44,484
Tradename	6,578	1,582	5,294	1,154
Foreign currency adjustments	(2,388)	(1,392)	(1,869)	(782)
	$91,846	$60,369	$86,825	$55,542

Activity for the nine-months ended September 30, 2020 and 2019 is as follows:

(table only in thousands)	2020	2019
Intangible assets – finite life, net at beginning of period	$31,283	$35,959
Amortization expense	(5,448)	(6,479)
Transfers from indefinite life classification	700	3,904
Acquisition	4,840	—
Foreign currency adjustments	102	(132)
Intangible assets – finite life, net at end of period	$31,477	$33,252

Amortization expense of finite life intangible assets was $1.9 million and $2.2 million for the three-month periods ended September 30, 2020 and 2019, respectively and $5.4 million and $6.5 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Amortization over the next five years for finite life intangibles is expected to be $2.0 million for the remainder of 2020, $6.4 million in 2021, $5.5 million in 2022, $4.6 million in 2023, and $3.9 million in 2024.

During the nine-month periods ended September 30, 2020 and 2019, the Company reassessed the useful lives of certain tradenames and determined that $0.7 million and $3.9 million, respectively of their tradenames would have useful lives of 10 years now versus indefinite.

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

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. We determined negative macroeconomic factors resulting from the COVID-19 pandemic constituted a triggering event as of March 31, 2020 and based on a qualitative assessment determined that our goodwill and indefinite life intangible assets were not impaired.  The Company did not identify any triggering events during either of the three month periods ended June 30, 2020 and September 30, 2020 that would require an interim impairment assessment of goodwill or intangible assets.  The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6.	Accounts Payable and Accrued Expenses

(table only in thousands)	September 30, 2020	December 31, 2019
Trade accounts payable, including amounts due to subcontractors	$54,994	$48,762
Compensation and related benefits	5,472	5,712
Accrued warranty	4,463	4,664
Contract liabilities	4,937	5,666
Short-term lease liability	2,471	2,610
Other	10,213	10,905
Total accounts payable and accrued expenses	$82,550	$78,319

7.	Senior Debt

Debt consisted of the following:

(table only in thousands)	September 30, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$46,875	$48,750
- Revolving Credit Loan	31,000	18,500
- Unamortized debt discount	(1,437)	(1,749)
Total outstanding borrowings under the Credit Facility	76,438	65,501

Less: current portion	(2,812)	(2,500)
Total debt, less current portion	$73,626	$63,001

Scheduled principal payments under our Credit Facility are $0.6 million remaining in 2020, $3.1 million in 2021, $3.7 million in 2022, $4.4 million in 2023, and $66.1 million in 2024.

United States Debt

As of September 30, 2020 and December 31, 2019, $6.9 million and $11.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $75.8 million and $82.3 million at September 30, 2020 and December 31, 2019, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 2.31% and 3.80% at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of September 30, 2020, $18.0 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.1 million in bank guarantees were outstanding as of September 30, 2020.  As of September 30, 2020, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8.	Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended September 30, are below.

	2020	2019
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net (loss) income	$(239)	$1,931

Denominator
Basic weighted-average shares outstanding	35,359	35,070
Common stock equivalents arising from stock options and restricted stock awards	—	555
Diluted weighted-average shares outstanding	35,359	35,625

The computational components of basic and diluted earnings per share for the nine-month periods ended September 30, are below.

	2020	2019
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income	$6,431	$9,310

Denominator
Basic weighted-average shares outstanding	35,264	34,944
Common stock equivalents arising from stock options and restricted stock awards	208	579
Diluted weighted-average shares outstanding	35,472	35,523

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended September 30, 2020 and 2019, zero and 0.4 million, respectively, and during each of the nine-month periods ended September 30, 2020 and 2019, 0.9 million and 0.5 million, respectively of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.5 million and $1.0 million of share-based compensation related expense during the three-month periods ended September 30, 2020 and 2019, respectively, and $1.2 million and $2.8 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

The Company granted approximately 1.2 million options during the three and nine month periods ended September 30, 2020 and zero options during the three and nine-month periods ended September 30, 2019.

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2020 was estimated at $1.98 per option, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three and nine months ended September 30, 2020, the Company utilized a weighted-average volatility factor of 52.5%.

Expected Term: For the three and nine months ended September 30, 2020, the Company utilized a weighted-average expected term factor of 5.0 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three and nine months ended September 30, 2020, the Company utilized a weighted-average risk-free interest rate factor of 0.3%.

The Company granted approximately 144,000 and zero restricted stock units during the three-month periods ended September 30, 2020 and 2019, respectively, and approximately 648,000 and 464,000 restricted stock units during the nine-month periods ended September 30, 2020 and 2019, respectively. The weighted-average fair value of restricted stock units granted was estimated at $6.35 and $7.49 per unit during the nine-months ended September 30, 2020 and 2019, respectively. The fair value of time-based and 2019 performance-based restricted stock units was determined by using the value of stock in the open market on the date of grant. The fair value of 2020 performance-based restricted stock units was determined by using the Monte Carlo valuation model.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were zero and approximately 1,000 options exercised during the nine-months ended September 30, 2020 and 2019, respectively. The amount the Company received from employees exercising options and the intrinsic value of options exercised during the nine-months ended September 30, 2020 and 2019 was nominal.

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

We present the components of net periodic benefit cost (gain) within “Other income” on the Condensed Consolidated Statements of Operations.

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(table only in thousands)	2020	2019	2020	2019
Pension plan:
Interest cost	$259	$326	$775	$977
Expected return on plan assets	(443)	(313)	(1,151)	(940)
Amortization of net actuarial loss	67	65	199	198
Net periodic benefit (gain) cost	$(117)	$78	$(177)	$235
Health care plan:
Interest cost	$1	$1	$2	$2
Amortization of loss	2	2	6	6
Net periodic benefit cost	$3	$3	$8	$8

We made contributions to our defined benefit plans of approximately $0.1 million and $0.4 million during the nine-months ended September 30, 2020 and 2019, respectively. For the remainder of 2020, we expect to make contributions totaling $1.8 million. The unfunded liability of the plans of $8.6 million and $8.9 million as of September 30, 2020 and December 31, 2019, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2016 forward remain open for examination by federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2020 and December 31, 2019, the liability for uncertain tax positions totaled approximately $0.1 million and $0.3 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of September 30, 2020, and December 31, 2019, we have recorded deferred income taxes of approximately $0.5 million and $0.7 million, respectively, on the undistributed earnings of our foreign subsidiaries. A significant portion of the previously undistributed earnings to which the deferred income taxes were attributable were repatriated in 2019.

Income tax expense was $0.2 million for the third quarter of 2020 and $1.5 million for the first nine months of 2020 compared with income tax expense (benefit) of $0.7 million for the third quarter of 2019 and $(2.6) million for the first nine months of 2019. The effective income tax rate for the third quarter of 2020 was (468.2)% compared with 27.7% for the third quarter of 2019. The effective income tax rate for the first nine months of 2020 was 19.4% compared with (38.1%) for the first nine months of 2019. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate. The effective income tax rate for the nine months ended September 30, 2019 was negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million from a tax position related to the 2018 divesture of Jiangyin Zhongli Industrial Technology Co. Ltd.

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2020 and December 31, 2019, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $77.9 million and $69.4 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $44.5 million and $35.6 million, respectively, of which $34.1 million and $27.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2020 for cases involving asbestos-related claims were $3.1 million, of which, together with all legal fees other than corporate counsel expenses, $2.9 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 201 cases pending against the Company as of September 30, 2020 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 209 cases that were pending as of December 31, 2019. During the nine-months ended September 30, 2020, 61 new cases were filed against the Company, and the Company was dismissed from 65 cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14.      Acquisitions and Joint Ventures

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

EIS engineers products that clean air through a variety of technologies including volatile organic compounds (“VOC”) abatement, odor control, regenerative thermal oxidizers, and other air pollution control solutions, which complements our Industrial Solutions Segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

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

Acquisition and integration expenses on the Condensed Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. For the three and nine months ended September 30, 2020, EIS accounted for $5.3 and $5.8 million in revenue, respectively and $0.4 million and $0.6 million of net income included in the Company’s results, respectively.

Mader

On July 31, 2020, the Company entered into a joint venture agreement (“JV Agreement”) with Mader Holdings L.P. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO will hold 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% noncontrolling equity interest is in the Condensed Consolidated Balance Sheet. The results of the joint venture are included in our Energy Segment. The fair value of Mader’s net assets contributed was $1.0 million. As of September 30, 2020, there were $6.2 million in current assets, $8.7 million in long-lived assets, and $7.3 million in total liabilities related to the Effox-Mader joint venture included in our Condensed Consolidated Balance Sheets.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the JV agreement date.

(table only in thousands)
Current assets (including cash of $229)	$2,040
Property and equipment	103
Goodwill	2,000
Deferred income tax asset	287
Total assets assumed	4,430
Current liabilities assumed	(430)
Other liabilities	(500)
Long term debt	(2,508)
Fair value of 30% noncontrolling equity interest in Mader	$992

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to this joint venture is not deductible for tax purposes.

The approximate fair values of the assets acquired and liabilities assumed related to the above acquisition and joint venture are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed. Such changes could result in material variances between the Company’s future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2019:

	Three months ended September 30,		Nine months ended September 30,
(table in thousands, except per share data)	2020	2019	2020	2019
Net Sales	$77,943	$91,099	$246,550	$269,982
Net (loss) income attributable to CECO Environmental Corp.	(222)	2,468	7,975	10,788
(Loss) earnings per share:
Basic	$(0.01)	$0.07	$0.23	$0.31
Diluted	$(0.01)	$0.07	$0.22	$0.30

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

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Condensed Consolidated Statements of Operations.

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

The financial segment information is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Sales (less intra-, inter-segment sales)
Energy Solutions Segment	$49,709	$48,847	$149,429	$154,606
Industrial Solutions Segment	18,716	26,983	55,736	65,920
Fluid Handling Solutions Segment	9,000	9,436	27,916	31,930
Net sales	$77,425	$85,266	$233,081	$252,456

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Income from Operations
Energy Solutions Segment	$7,276	$7,633	$24,479	$23,275
Industrial Solutions Segment	101	2,794	1,593	3,911
Fluid Handling Solutions Segment	1,438	818	4,878	4,657
Corporate and Other(1)	(7,797)	(7,186)	(21,299)	(20,878)
Income from operations	$1,018	$4,059	$9,651	$10,965

(1)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Property and Equipment Additions
Energy Solutions Segment	$148	$57	$446	$218
Industrial Solutions Segment	—	59	215	222
Fluid Handling Solutions Segment	132	2,135	686	2,624
Corporate and Other	603	293	1,528	682
Property and equipment additions	$883	$2,544	$2,875	$3,746

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Depreciation and Amortization
Energy Solutions Segment	$1,245	$1,544	$3,690	$4,684
Industrial Solutions Segment	475	327	1,123	998
Fluid Handling Solutions Segment	679	668	1,942	2,140
Corporate and Other	177	94	469	331
Depreciation and amortization	$2,576	$2,633	$7,224	$8,153

(dollars in thousands)	September 30, 2020	December 31, 2019
Identifiable Assets
Energy Solutions Segment	$265,858	$254,752
Industrial Solutions Segment	72,931	64,725
Fluid Handling Solutions Segment	67,118	71,572
Corporate and Other(2)	16,183	17,588
Identifiable assets	$422,090	$408,637

(2)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	September 30, 2020	December 31, 2019
Goodwill
Energy Solutions Segment	$99,317	$97,007
Industrial Solutions Segment	30,458	23,436
Fluid Handling Solutions Segment	31,577	31,577
Goodwill	$161,352	$152,020

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$51,203	$(1,071)	$(217)	$—	$(206)	$49,709
Industrial Solutions Segment	21,741	(2,914)	—	(111)	—	18,716
Fluid Handling Solutions Segment	9,203	(185)	(18)	—	—	9,000
Net Sales	$82,147	$(4,170)	$(235)	$(111)	$(206)	$77,425

	Three months ended September 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$51,083	$(2,134)	$(102)	$—	$—	$48,847
Industrial Solutions Segment	29,269	(2,227)	—	(59)	—	26,983
Fluid Handling Solutions Segment	9,823	(362)	(25)	—	—	9,436
Net Sales	$90,175	$(4,723)	$(127)	$(59)	$—	$85,266

	Nine months ended September 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$159,181	$(8,861)	$(446)	$—	$(445)	$149,429
Industrial Solutions Segment	66,691	(10,038)	—	(902)	(15)	55,736
Fluid Handling Solutions Segment	28,581	(633)	(32)	—	—	27,916
Net Sales	$254,453	$(19,532)	$(478)	$(902)	$(460)	$233,081

	Nine months ended September 30, 2019
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions Segment	$158,888	$(3,998)	$(272)	$—	$(12)	$154,606
Industrial Solutions Segment	73,794	(6,204)	—	(1,617)	(53)	65,920
Fluid Handling Solutions Segment	33,189	(1,096)	(163)	—	—	31,930
Net Sales	$265,871	$(11,298)	$(435)	$(1,617)	$(65)	$252,456

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2020 and 2019 reflect the consolidated operations of the Company and its subsidiaries.

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

COVID-19

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. As of September 30, 2020, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  No vaccine is currently available. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place or whether efforts to contain the spread of COVID-19 will continue to intensify.

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

CECO has undertaken necessary measures in compliance with government directives to remain open across its business and continues to work closely with its global supply chain to proactively support customers during this critical time.  As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing essential operations while observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services.  Additionally, CECO has taken several proactive cost reduction measures in response to the economic pressures brought on by the COVID-19 pandemic, including: headcount reductions, lower discretionary spend, the senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, travel restrictions across all segments, and a rolling 2-week furlough of United States-based employees during the 6-week period beginning the week of April 6, 2020.

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain as a result of the COVID-19 pandemic.  Notwithstanding the Company's continued efforts, COVID-19 has had and may have further negative impacts on its operations, customers and supply chain despite the preventative and precautionary measures being taken.  COVID-19 began to impact the Company during the first quarter of 2020 and the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

CEO Succession

Appointment of Chief Executive Officer

On July 6, 2020, Mr. Todd Gleason started serving as Chief Executive Officer and as a member of the Board of Directors of the Company, succeeding Dennis Sadlowski. Mr. Gleason, age 49, most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason’s qualifications to sit on the Board include his financial and business background, as well as his extensive executive and leadership experience. As the Company’s new Chief Executive Officer, Mr. Gleason will provide the Board with insight on the day-to-day operations of the Company and the issues it faces.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net sales	$77.4	$85.3	$233.1	$252.5
Cost of sales	52.6	56.5	154.2	168.4
Gross profit	$24.8	$28.8	$78.9	$84.1
Percent of sales	32.0%	33.8%	33.8%	33.3%
Selling and administrative expenses	18.9	21.8	59.3	65.5
Percent of sales	24.4%	25.6%	25.4%	25.9%
Amortization and earnout expenses	2.1	2.2	5.5	6.5
Restructuring expenses	0.9	0.7	1.8	1.0
Acquisition and integration expenses	0.4	—	1.1	—
Executive transition expenses	1.5	—	1.5	—
Loss on divestitures, net of selling costs	—	—	—	0.1
Operating income	$1.0	$4.1	$9.7	$11.0
Operating margin	1.3%	4.8%	4.2%	4.4%

To compare operating performance between the three-month and nine-month periods ended September 30, 2020 and 2019, the Company has adjusted GAAP operating income to exclude (1) amortization and contingent acquisition expenses, including amortization for acquisition related intangible assets, retention and earnout expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, (4) executive transition expenses, including severance for its former Chief Executive Officer, fees and expenses incurred in the search, for and hiring, of a new Chief Executive Officer and (5) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2020	2019	2020	2019
Operating income as reported in accordance with GAAP	$1.0	$4.1	$9.7	$11.0
Operating margin in accordance with GAAP	1.3%	4.8%	4.2%	4.4%
Amortization and earnout expenses	2.1	2.2	5.5	6.5
Restructuring expenses	0.9	0.7	1.8	1.0
Acquisition and integration expenses	0.4	—	1.1	—
Executive transition expenses	1.5	—	1.5	—
Loss on divestitures, net of selling costs	—	—	—	0.1
Non-GAAP operating income	$5.9	$7.0	$19.6	$18.6
Non-GAAP operating margin	7.6%	8.2%	8.4%	7.4%

Net sales for the third quarter of 2020 decreased as the COVID-19 pandemic continued to impact lower backlog and customer delays by $7.9 million, or 9.3%, to $77.4 million compared with $85.3 million in the third quarter of 2019. The decrease is primarily attributable to decreases of $13.7 million in our Industrial Solutions air pollution control technologies and $4.2 million in the Company’s midstream oil & gas equipment sales period over period, partially offset by increases of $3.8 million in our selective catalytic reduction (“SCR”) technologies, $5.3 million in VOC abatement solutions from the Environmental Integrated Solutions (“EIS”) acquisition and $0.6 million in net sales from the Mader Holding L.P. (“Mader”) joint venture.

Net sales for the first nine months of 2020 decreased $19.4 million, or 7.7%, to $233.1 million compared with $252.5 million in the first nine months of 2019. The decrease is primarily attributable to decreases of $16.6 million in our Industrial Solutions air pollution control technologies, $14.3 million in custom-designed FCC cyclone systems serving the refinery markets, and $4.0 million in volume decreases in the Company’s filtration and pump solutions sales. These decreases in net sales are partially offset by increases of $9.6 million in the Company’s custom acoustical technologies and SCR technologies that serve the natural gas power generation markets, $5.8 million in VOC abatement solutions from the EIS acquisition and $0.6 million in net sales from the Mader joint venture.

Gross profit decreased $4.0 million, or 13.9%, to $24.8 million in the third quarter of 2020 compared with $28.8 million in the third quarter of 2019. The decrease in gross profit is primarily due to the decrease in net sales as noted above and unfavorable product mix. Gross profit as a percentage of sales decreased to 32.0% in the third quarter of 2020 compared with 33.8% in the third quarter of 2019 due to product mix.

Gross profit decreased $5.2 million, or 6.2%, to $78.9 million in the first nine months of 2020 compared with $84.1 million in the first nine months of 2019. The decrease in gross profit is primarily due to decrease in sales as noted above, partially offset by product mix and cost reduction actions. Gross profit as a percentage of sales increased to 33.8% in the first nine months of 2020 compared with 33.3% in the first nine months of 2019 due to product mix and cost reduction actions including an employee furlough.

Orders booked were $66.8 million during the third quarter of 2020 and $202.4 million for the first nine months of 2020 as compared with $115.7 million during the third quarter of 2019 and $316.0 million during the first nine months of 2019.  The decrease is primarily attributable to decreases in the refinery, midstream oil and gas and pollution control end markets due to the COVID-19 pandemic impacting our customers starting in March 2020.

Selling and administrative expenses were $18.9 million for the third quarter of 2020 compared with $21.8 million for the third quarter of 2019. The decrease is primarily attributable to proactive cost reduction measures taken in response to the COVID-19 pandemic including: headcount reductions, lower discretionary spend, the senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, and travel restrictions across all segments. Selling and administrative expenses decreased as a percentage of sales to 24.4% in the third quarter of 2020 compared with 25.6% in the third quarter of 2019. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to cost reduction measures.

Selling and administrative expenses were $59.3 million for the first nine months of 2020 compared with $65.5 million for the first nine months of 2019. The decrease is primarily attributable to proactive cost reduction measures taken in response to the COVID-19 pandemic including: headcount reductions, lower discretionary spend, the senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, a 2-week furlough of United States-based employees, and travel restrictions across all segments. Selling and administrative expenses decreased as a percentage of sales to 25.4% in the first nine months of 2020 compared with 25.9% in the first nine months of 2019. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the items described above.

Amortization and earnout expenses were $2.1 million for the third quarter of 2020 compared with $2.2 million for the third quarter of 2019. The decrease in expense is attributable to a $0.2 million decrease in definite lived asset amortization.

Amortization and earnout expenses were $5.5 million for the first nine months of 2020 compared with $6.5 million for the first nine months of 2019. The decrease in expense is attributable to a $1.1 million decrease in definite lived asset amortization.

Operating income decreased $3.1 million to $1.0 million in the third quarter of 2020 compared with $4.1 million during the third quarter of 2019. The decrease in operating income is primarily attributable to $1.5 million in executive transition expenses which did not occur in 2019, $0.8 million increase in restructuring expenses, $0.4 million increase in acquisition and integration expenses in connection to the Mader joint venture, and decrease in net sales as noted above, partially offset by the decrease in selling and administration expenses due to the cost reduction measures taken in response to the COVID-19 pandemic.

Operating income decreased $1.3 million to $9.7 million in the first nine months of 2020 compared with $11.0 million during the first nine months of 2019. The decrease in operating income is primarily attributable to $1.5 million in executive transition expenses which did not occur in 2019, $1.1 million increase in acquisition and integration expenses in connection to the EIS acquisition and the Mader joint venture, and decrease in net sales as noted above, partially offset by the decrease in selling and administration expenses due to the cost reduction measures taken in response to the COVID-19 pandemic.

Non-GAAP operating income was $5.9 million for the third quarter of 2020 compared with $7.0 million for the third quarter of 2019. The decrease in non-GAAP operating income is primarily attributable to the decrease in net sales, partially offset by decreases in selling and administrative expenses, as a result of cost reduction measures taken in response to the COVID-19 pandemic. Non-GAAP operating income as a percentage of sales decreased to 7.6% for the third quarter of 2020 from 8.2% for the third quarter of 2019.

Non-GAAP operating income was $19.6 million for the first nine months of 2020 compared with $18.6 million for the first nine months of 2019. The increase in non-GAAP operating income is primarily attributable to the decrease in selling and administrative expenses, as a result of the proactive cost reduction measures taken in response to the COVID-19 pandemic, partially offset by decrease in gross profit. Non-GAAP operating income as a percentage of sales increased to 8.4% for the first nine months of 2020 from 7.4% for the first nine months of 2019.

Interest expense decreased to $0.8 million in the third quarter of 2020 and $2.7 million for the first nine months of 2020 compared with $1.3 million in the third quarter of 2019 and $4.3 million for the first nine months of 2019. The decrease in interest expense is primarily due to lower interest rates, and a reduced average debt balance compared to 2019. During the first nine months of 2020 the Company had net borrowings of $12.5 million on its revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020 and $2.6 million was used to pay term debt assumed in connection with the Mader joint venture on July 31, 2020.

Income tax expense was $0.2 million for the third quarter of 2020 and $1.5 million for the first nine months of 2020 compared with income tax expense (benefit) of $0.7 million for the third quarter of 2019 and $(2.6) million for the first nine months of 2019. The effective income tax rate for the third quarter of 2020 was (468.2)% compared with 27.7% for the third quarter of 2019. The effective income tax rate for the first nine months of 2020 was 19.4% compared with (38.1%) for the first nine months of 2019. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate. The effective income tax rates for the three and nine months ended September 30, 2019 was negative (i.e. income tax benefits), despite pre-tax income, due primarily to a tax benefit of $4.4 million from a tax position related to the 2018 divesture of Jiangyin Zhongli Industrial Technology Co. Ltd.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Sales (less intra- and inter-segment sales)
Energy Solutions Segment	$49,709	$48,847	$149,429	$154,606
Industrial Solutions Segment	18,716	26,983	55,736	65,920
Fluid Handling Solutions Segment	9,000	9,436	27,916	31,930
Net sales	$77,425	$85,266	$233,081	$252,456

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Income from Operations
Energy Solutions Segment	$7,276	$7,633	$24,479	$23,275
Industrial Solutions Segment	101	2,794	1,593	3,911
Fluid Handling Solutions Segment	1,438	818	4,878	4,657
Corporate and Other(1)	(7,797)	(7,186)	(21,299)	(20,878)
Income from operations	$1,018	$4,059	$9,651	$10,965

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Energy Solutions Segment

Our Energy Solutions segment net sales increased $0.9 million to $49.7 million for the third quarter of 2020 compared with $48.8 million in the same period of 2019. The increase is primarily attributable to increases of $3.8 million in SCR technologies, $1.8 million increase in custom acoustical technologies that serve the natural gas and power generation markets and $0.6 million in net sales from the Mader joint venture, partially offset by a decrease of $5.1 million in the Company’s midstream oil & gas equipment sales period over period.

Our Energy Solutions segment net sales decreased $5.2 million to $149.4 million in the first nine months of 2020 compared with $154.6 million in the same period of 2019. The decrease is primarily attributable to decreases of $14.3 million in the Company’s custom-designed FCC cyclone systems that serve the refinery markets, partially offset by increases of $9.6 million in the Company’s custom acoustical technologies and SCR technologies that serve the natural gas power generation markets.

Operating income for the Energy Solutions segment decreased $0.4 million to $7.3 million in the third quarter of 2020 compared with $7.6 million in the same period of 2019. The operating income decrease is primarily attributable to a decrease in gross profit of $1.1 million, primarily attributable to product mix partially offset by continued decreases in selling and administrative expenses of $0.2 million related to cost reductions described above and decrease of $0.3 million in amortization expenses.

Operating income for the Energy Solutions segment increased $1.2 million to $24.5 million in the first nine months of 2020 compared with $23.3 million in the same period of 2019. The operating income increase is primarily attributable to the decrease of $1.5 million in selling and administrative expenses related to the cost reductions as described above and decrease in amortization expenses of $0.9 million partially offset by decrease in gross profit of $1.3 million due to lower net sales and product mix.

Industrial Solutions Segment

Our Industrial Solutions segment net sales decreased $8.3 million to $18.7 million in the third quarter of 2020 compared with $27.0 million in the third quarter of 2019. The decrease is primarily attributable to decreases of $13.7 million in our Industrial Solutions air pollution control technologies, partially offset by $5.3 million in net sales from the EIS acquisition.

Our Industrial Solutions segment net sales decreased $10.2 million to $55.7 million in the first nine months of 2020 compared with $65.9 million in the first nine months of 2019. The decrease is primarily attributable to decreases of $16.6 million in our Industrial Solutions air pollution control technologies. As a result of the COVID-19 pandemic field service, short cycle and consulting services are down as we cannot be onsite with customers. The decreases noted above are partially offset by $5.8 million in net sales from the EIS acquisition.

Operating income for the Industrial Solutions segment decreased $2.7 million to $0.1 million in the third quarter of 2020 compared with $2.8 million in the third quarter of 2019. The decrease is primarily attributable to a $2.9 million decrease in gross profit due to lower net sales, increase of $0.3 million in amortization and earnout expenses and increase of $0.5 million restructuring expenses, partially offset by $1.0 million decrease in selling and administration related to cost reductions described above.

Operating income for the Industrial Solutions segment decreased $2.3 million to $1.6 million in the first nine months of 2020 compared with $3.9 million in the first nine months of 2019. The decrease is primarily attributable to a $3.0 million decrease in gross profit due to lower net sales, an increase of $0.3 million in amortization and earnout expenses, an increase of $0.8 million in restructuring expenses, and $0.5 million in expenses related to the EIS acquisition, offset by $2.1 million decrease in selling and administration related to cost reductions described above.

Fluid Handling Solutions Segment

Our Fluid Handling Solutions segment net sales decreased $0.4 million to $9.0 million in the third quarter of 2020 compared with $9.4 million in the third quarter of 2019. Net sales decreased $4.0 million to $27.9 million in the first nine months of 2020 compared with $31.9 million in the first nine months of 2019. The decrease is primarily attributable to volume decreases in the Company’s filtration and pump solutions product line driven by oil & gas and automotive end market softness.

Operating income for the Fluid Handling Solutions segment increased $0.6 million to $1.4 million in the third quarter of 2020 compared with $0.8 million in the third quarter of 2019. The $0.6 million increase is primarily attributable to current year decreases in selling and administration expenses related to cost reductions described above and improved efficiency due to capital investments.

Operating income for the Fluid Handling Solutions segment increased $0.2 million to $4.9 million in the first nine months of 2020 compared with $4.7 million in the first nine months of 2019. The increase is primarily attributable to a $1.4 million decrease in selling and administration expenses primarily related to cost reductions described above, partially offset by a $1.2 million decrease in gross profit due to lower net sales.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $0.6 million to $7.8 million for the third quarter of 2020 compared with $7.2 million for the third quarter of 2019. The increase is primarily attributable to a $1.5 million increase in executive transition expenses and $0.3 million increase in acquisition and integration expenses, partially offset by a $1.2 million decrease in selling and administration expenses related to cost reductions described above.

Operating expense for the Corporate and Other segment increased $0.4 million to $21.3 million for the first nine months of 2020 compared with $20.9 million for the first nine months of 2019. The increase is primarily attributable to a $1.5 million increase in executive transition expenses, a $0.4 million increase in acquisition and integration expenses, and $0.2 million increase in restructuring expenses, partially offset by a $1.7 million decrease in selling and administration expenses related to cost reductions described above.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog decreased to $189.1 million as of September 30, 2020 from $216.6 million as of December 31, 2019, $9.8 million of backlog in total was acquired from the EIS acquisition and Mader joint venture.  During the first nine months of 2020, the Company removed $7.4 million of orders that were previously disclosed as backlog in prior quarters, due to cancellations by industrial customers with exposure to aerospace end markets. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At September 30, 2020, the Company had working capital of $74.1 million, compared with $64.3 million at December 31, 2019.  The ratio of current assets to current liabilities was 1.67 to 1.00 on September 30, 2020, as compared with a ratio of 1.56 to 1.00 at December 31, 2019. The increase to the Company’s working capital is primarily attributable to increased cash and cash equivalents balance of $8.9 million, increase of $8.0 million in costs and estimated earnings in excess of billings on uncompleted contracts and decrease of $6.3 million in billings in excess of costs and estimated earnings on uncompleted contracts offset by a decrease of $10.8 million in accounts receivable.

At September 30, 2020 and December 31, 2019, cash and cash equivalents totaled $44.5 million and $35.6 million, respectively. As of September 30, 2020 and December 31, 2019, $34.1 million and $27.0 million, respectively, of our cash and cash equivalents were held by certain non- United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	September 30, 2020	December 31, 2019

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$46,875	$48,750
- Revolving Credit Loan	31,000	18,500
- Unamortized debt discount	(1,437)	(1,749)
Total outstanding borrowings under Credit Facility	$76,438	$65,501

Less: current portion	(2,812)	(2,500)
Total debt, less current portion	$73,626	$63,001

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of September 30, 2020 and December 31, 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(31.0)	(18.5)
Letters of credit open	(6.9)	(11.0)
Total unused credit availability	$102.1	$110.5
Amount available based on borrowing limitations	$75.8	$82.3

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$9,115	$(633)
Net cash used in investing activities	(8,165)	(3,237)
Net cash provided by (used in) financing activities	7,783	(9,881)
Effect of exchange rate changes on cash and cash equivalents	657	(448)
Net increase (decrease) in cash	$9,390	$(14,199)

Operating Activities

For the nine-months ended September 30, 2020, $9.1 million of cash was provided by operating activities compared with $(0.6) million used in operating activities in the prior year period, a $9.7 million increase. Cash flow from operating activities in the first nine months of 2020 had a favorable impact year-over-year primarily due to improved accounts receivable management and collections rates resulting in a decrease in accounts receivable partially offset by decreases in billings in excess of costs and estimated earnings on uncompleted contracts as reflected in the Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the nine-months ended September 30, 2020, net cash used in investing activities was $8.2 million compared with $3.2 million in the prior year period, an increase of $5.0 million. During the first nine months of 2020, net cash used in investing activities was primarily related to $6.1 million, net of cash acquired, used for the EIS acquisition, $(0.2) million provided from the Mader joint venture, $2.9 million used for the acquisition of property and equipment and cash provided by proceeds from the sale of property and equipment totaling $0.6 million. In the prior year period, cash flow used in investing activities was primarily the result of cash used for the acquisition of property and equipment totaling $3.7 million and cash provided by proceeds from the sale of property and equipment totaling $0.5 million.

Financing Activities

For the nine-months ended September 30, 2020, $7.8 million was provided by financing activities compared with $(9.9) million used in financing activities in the previous year period, an increase of $17.7 million. During the first nine months of 2020, the Company had net borrowings of $12.5 million on its revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020, compared with net repayments of $6.1 million the previous year period. Additionally, for the first nine-months ended September 30, 2020, $(1.8) million was used in financing activities for repayments on the Company’s Term loan and $(2.6) million was used for repayments of the Term debt assumed from Mader joint venture compared with $(2.3) million for repayments on the Company’s note payable in the first nine-months of 2019. Further, in the first nine-months of 2019, the company paid financing fees related to the new Credit Facility of $1.1 million.

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

Management believes there have been no changes during the nine-month period ended September 30, 2020, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II – Item 1.A. Risk Factors” of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and include, but are not limited to: the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas; dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue; the effect of growth on CECO’s infrastructure, resources, and existing sales; the ability to expand operations in both new and existing markets; the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation; failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects; the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges; the substantial amount of debt incurred in connection with our strategic transactions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations; economic and political conditions generally; our ability to successfully realize the expected benefits of our restructuring program; our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions; unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with the novel coronavirus (“COVID-19”), as well as management’s response to any of the aforementioned factors. Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $77.9 million at September 30, 2020. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2020. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2020 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changed in the Company’s risk factors than previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*^	Separation and Consulting Agreement, dated as of July 5, 2020, by and between CECO Environmental Corp. and Dennis Sadlowski.
10.2*^	Employment Agreement, effective as of July 6, 2020, by and between CECO Environmental Corp. and Todd Gleason.
10.3^

Nonqualified Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

10.4^

Nonqualified Premium Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

10.5^

Restricted Stock Units Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

31.1*	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1*	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2*	Certification of Chief Financial Officer (18 U.S. Section 1350)

101*

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

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed or furnished herewith
^	Management contracts or compensation plans or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer

Date: November 4, 2020