Form 10-K
period 2020-12-31
CECO ENVIRONMENTAL CORP
filed 2021-03-03
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $166.2 million based upon the closing market price and shares of common stock outstanding as of June 30, 2020, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 25, 2021, the registrant had 35,350,727 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of this Annual Report on Form 10-K and include, but are not limited to:

•	the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
•	dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•	the effect of growth on CECO’s infrastructure, resources, and existing sales;
•	the ability to expand operations in both new and existing markets;
•

the potential for contract delay or cancellation; liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims; changes in or developments with respect to any litigation or investigation;

•	failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;
•	the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges;
•

the substantial amount of debt incurred in connection with our strategic transactions and our ability to repay or refinance it or incur additional debt in the future; the impact of federal, state or local government regulations;

•	economic and political conditions generally; our ability to successfully realize the expected benefits of our restructuring program;
•

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

General

CECO Environmental Corp. (“CECO,” “we,” “us,” or the “Company”) is a global leader in industrial air quality and fluid handling serving the energy, industrial and other niche markets through an attractive asset-light business model. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities as well as equipment that controls emissions from such facilities, as well as fluid handling and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to help protect our shared environment.

CECO serves diverse industries globally by working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

CECO has over $6 billion of installed equipment with end users, which we target to expand and grow a higher recurring revenue of aftermarket products and services.

Our customers include some of the largest natural gas processors, transmission and distribution companies, refineries, power generators, industrial manufacturing, engineering and construction companies, semiconductor manufacturers, compressor manufacturers, metals and minerals, and electric vehicle producers in the world.

We believe our value differentiators include, but are not limited to, our product quality, reliability, on-time delivery and safety, supported by advanced engineering and operational excellence.  We believe these are critical in maintaining our competitive position and have adopted a spirit of continuous improvement to ensure we maintain our market leadership position.

Industry Overview

We serve a growing $5 billion dollar global market that is highly fragmented and serves various end markets including power generation, natural gas power plants, petrochemical processing, general industrial, refining, oil & gas and wastewater treatment.

We believe demand for our products and services will continue to be driven by the following factors:

•

Global Focus on Environment. Increased demand for efficient solutions and reduced emissions for clean air remains at the forefront of sustainable production. As our customers and end markets navigate this changing landscape, we are making production cleaner, more efficient and flexible, and workplaces safer, using the same high manufacturing standards our customers expect. Increasingly, society, along with government regulation, call for corporations to commit to the preservation and protection of the environment. We believe that through our air quality and emissions control initiatives, companies want to work with us to protect people and our planet from the harmful effects of industrial processes.

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

•

Power Generation. Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fossil fuels used to generate electricity are coal, natural gas and nuclear. In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared with coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and are more flexible in terms of operating times than coal plants.

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

We seek to fulfill this mission through established global leadership in air quality and fluid handling solutions focused on serving the energy, industrial, and other niche markets around the world. We will continue to leverage our innovative technology and application expertise to customers around the world.  We work to improve air quality, optimize the energy value chain, and provide custom engineered solutions for applications including power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment along with a wide range of other applications.

Our strategy to become the global leader in air quality and fluid handling solutions is to drive an operating environment of performance excellence across the Company with a near term focus on targeted value creation enablers, and growth-oriented business segment performance.

We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets with existing products and services or acquire new product or service opportunities. We intend to continue to expand our customer base and end markets and have continued to pursue potential attractive growth opportunities both domestically and internationally. In the past few years, we have expanded our international presence with new sales & engineering hubs in the United Kingdom, Shanghai, Singapore, Pune India, and Dubai.

Four Value Creation Enablers Driving Growth

All four of these are inter-connected and critical to achieving our objectives.

•	Outside-In Leadership is all about an increased attention on our customers and the trends affecting the world around us as we make decisions that enable CECO to be responsive and prepared for growth.

•	Innovation is about us finding better ways to help our customers get their jobs done – whether that is a new product and technology or the way we serve and work with them.

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

Three Business Segments:

The Company operates and reports in three reportable segments focused on attractive end markets.  Each segment is aligned to generate profitable growth for the Company across a targeted industry with a compelling technology and solution set to benefit customers.

•

Energy Solutions segment: Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for clean energy and lower emissions through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment: Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our offerings in clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers in the semiconductor manufacturing, electric vehicle production, battery recycling, and wood manufacturing industries to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

Global diversification and broad customer base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2020, we had a diversified customer base of approximately 5,000 active customers across a range of industries. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ processes change and modifications or additions to their systems become necessary.

Experienced management and engineering team. Our senior management team has substantial experience in industrial air quality and fluid handling solutions. The business experience of our management team enables us to pursue our strategy. Our workforce includes approximately 400 engineers, designers, solution experts, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering teams have been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

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

Project Design and Research and Development

We seek to achieve our Outside-In Leadership by understanding our customers’ needs and delivering better outcomes for them by focusing new product development efforts that help protect our shared environment while working to improve a variety of operational outcomes including, but not limited to, facility uptime, production quality, employee safety, equipment protection and process performance. We produce specialized products that are often tailored to the specifications of a customer or application.

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

We sell and market our products and services with our own direct sales force, including employees in the United States, the Netherlands, United Kingdom, Canada, United Arab Emirates, India, Mexico, China, and Singapore, in conjunction with outside sales representatives in North America, South America, Europe, Middle East, Asia, and India. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2020.

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

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog was $183.1 million as of December 31, 2020 as compared to $216.6 million as of December 31, 2019, $9.8 million of backlog in total was acquired from the Environmental Integrated Solutions (“EIS”) acquisition and the Mader Holding L.P. (“Mader”) joint venture. In addition, the Company removed $9.2 million of orders in 2020 that were previously disclosed as backlog in prior periods, due to cancellations by industrial customers with exposure to aerospace end markets.  Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants. We believe no single company competes with us across the full range of our systems and products. Competition in the markets we serve is based on a number of considerations, including timeliness of delivery, technology, applications experience, know-how, reputation, product warranties, service and price.  Demand for our product can vary period over period depending on conditions in the markets we serve. We believe our product quality, reliability, on-time delivery and safety supported by advanced engineering and operational excellence differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities are very important to our customers. As a result, competition varies widely by region and industry. The market for our engineered products is reasonably competitive and is characterized by technological change, continuously changing environmental regulations, and evolving customer requirements. We believe that the additional competitive factors in our markets include:

•	performance track record;
•	comprehensive portfolio of products with leading technology;
•	brand recognition;
•	high design standard;
•	quality and reliable solutions;
•	on-time delivery;
•	quality customer service and support; and
•	financial and operational stability, including reputation.

We believe we compete favorably with respect to these factors.

Government Regulations

We believe our operations are in compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations create opportunity given the nature of our business.

Our business is subject to numerous laws and regulations. We expect that the change in administration at the federal level will result in an increase in federal regulations applicable to our business.  While there are not currently regulations proposed or pending that we believe will result in material capital, operating or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2021 or beyond.  Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2021 or beyond.  New laws and regulations and the costs of compliance with such new laws and regulations can only be broadly appraised until their implementation becomes more defined through regulatory guidance and enforcement.

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

Commitment to Values and Ethics

At CECO, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, data privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies ,including through an anonymous helpline. Our executive officers and managers maintain an “open door” policy, and any form of retaliation is strictly prohibited.

Human Capital Management

CECO recognizes that in order to drive innovation and operational excellence, we must identify, attract, retain and motivate world-class talent. As of December 31, 2020, CECO has approximately 730 employees, across seven countries. One-hundred and fifty of our US employees are unionized in our Pennsylvania, Tennessee and North Carolina facilities.

Talent, Leadership and People Development

To support personal and professional development, we have strategically committed resources to leadership and management development programs, product knowledge, job skills, and compliance training. In 2020, CECO implemented an online learning platform so our employees could continue to enhance their skill sets and knowledge while working remotely due to COVID-19.  Our learning platform offers over 16,000 courses and certifications ranging from job function to leadership and resource training.  As of December 31, 2020, 72% of CECO’s global workforce registered and engaged with this learning platform. We believe this investment in our team members results in a more knowledgeable and competent workforce while strengthening the commitment between employees and our company.

We provide a variety of resources to help our employees grow in their current roles and build new skills to thrive in the workplace of the future. Strategic talent reviews are conducted annually across all business areas. The Board is updated on the Company’s people strategy on an annual basis, which is refined based on business drivers, market factors and key initiatives designed to drive the corporate strategy and business results, and meets to review our succession planning strategy and leadership pipeline for key roles, taking into account the company’s long-term strategy.

Health and Safety

At CECO, the health and safety of our employees is one of our highest priorities. We believe that all injuries, occupational illnesses and incidents are preventable, and we are committed to operating with a zero-incident culture. Through our environmental, health and safety program we implement policies and training programs, as well as perform self-audits to ensure our colleagues leave the workplace safely every day. To better understand employee safety at the site level, we have implemented safety committees and developed safety scorecards to share best practices between sites. We currently share scorecard information monthly to foster visibility, accountability and commitment across our workplace, communicating and celebrating successful results across the enterprise. In addition to lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at each site to ensure worker safety. For the year ended December 31, 2020, CECO’s domestic Total Recordable Incident Rate (“TRIR”) was 1.9% as compared to our benchmark industry average TRIR of 4.5%.

Our safety focus is also evident in our response to the COVID-19 pandemic around the globe. We implemented all government, federal and state policies, in addition to the following policies and procedures:

•	added work from home flexibility for office job roles;
•	deployed Microsoft Teams world-wide to enable collaboration while ensuring team safety;
•	implemented an Emergency Paid Pandemic Leave policy to encourage those who are sick to stay home;
•	increased cleaning protocols across all locations;
•	initiated regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	implemented a self-certification health assessment for all employees, partners and vendors at our manufacturing facilities (where allowed by local law);
•	established new physical distancing procedures for employees who need to be onsite;
•	provided additional personal protective equipment and cleaning supplies;
•	implemented safety protocols to address actual and suspected COVID-19 cases and potential exposure;
•	prohibited all non-essential domestic and international travel for all employees;
•	required masks to be worn in all locations where allowed by local law;
•	required on site visitors complete a health and travel declaration; and
•	for on site visitors traveling by plane, required a negative Polymerase Chain Reaction test before entering the facility.

CECO manufactures products and performs services deemed essential to critical infrastructure, including manufacturing, and energy, and, as a result, our facilities have continued operating during the COVID-19 pandemic. Importantly, during 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

Diversity, Equity, and an Inclusive Culture

At CECO we believe a diverse and inclusive workforce is critical to inspiring innovative thinking, creative problem-solving, performance, and results, so we cultivate an environment where team members feel valued, engaged, and inspired to give their best. The unique characteristics that shape each individual help inform our decisions as a company, and this mindset allows CECO to realize new opportunities and add value to our customers, partners, and stockholders.

As part of our efforts to expand CECO’s diverse workforce, we are:

•

initiating recruitment efforts to attract and build a more diverse workforce, including expanding career opportunity postings on career websites to diverse job boards, as well as, search engines that aggregate and display job openings by employers, including those dedicated to diverse candidates;

•	implementing training to raise awareness of unconscious bias and further promote personal and professional development; and
•	launching pulse surveys to foster ongoing feedback around our culture, workplace inclusiveness and communications.

CECO’s commitment to expanding our diverse workforce and enhancing our inclusive culture is driven by our recognition that a workplace that is reflective of our global customer base establishes a firm foundation to drive creativity and innovation, which lead to problem solving, development, performance, and business success.

Appointment of Chief Executive Officer

On July 6, 2020, Mr. Todd Gleason started serving as Chief Executive Officer and as a member of the Board of Directors of the Company, succeeding Dennis Sadlowski. See “Executive Officers of CECO” below for Mr. Gleason’s biography.

Executive Officers of CECO

The following are the executive officers of the Company as of February 28, 2021. The terms of all officers expire at the next annual meeting of stockholders and upon the election of the successors of such officers.

Todd Gleason (49) most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason’s qualifications to sit on the Board include his financial and business background, as well as his extensive executive and leadership experience.

Matthew Eckl (40) has served as our Chief Financial Officer since January 2017.  Prior to joining the Company, Mr. Eckl served as Vice President, Finance – Energy Group at Gardner Denver, Inc. from 2012 until January 2017.  In this role, he oversaw a $1 billion revenue business group that designs, manufactures, markets and services pumps, fluid transfer equipment and engineered systems for oil & gas and petrochemical industries.  Prior to joining Gardner Denver, Mr. Eckl served in various roles of increasing responsibility within General Electric Company, a global digital industrial company, from 2002 until 2012, where he worked with various business groups to integrate new acquisitions and streamline financial reporting processes.  Mr. Eckl earned a Bachelor’s degree in Management Information Systems from Pennsylvania State University.

Paul Gohr (39) has served as the Chief Accounting Officer since May 2017. Mr. Gohr previously served as our Vice President of Financial Reporting since joining the Company in September 2014. From 2004 to 2014, Mr. Gohr served in various roles of increasing responsibility within Grant Thornton LLP, a global public accounting firm, most recently as a Senior Manager of Audit Services. While at Grant Thornton LLP, Mr. Gohr served a broad base of both public and private companies with international operations, many of which were acquisitive in nature. Mr. Gohr is a Certified Public Accountant. Mr. Gohr earned a Bachelor’s degree in Business, Accountancy and a Masters of Accountancy degree from Miami University.

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

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K, before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, and the trading price of your shares could decline and you may lose all or part of your investment.

COVID-19 Risks

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic, which may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic. The continued spread of COVID-19 has reached geographic areas in which we have operations, suppliers, customers and employees. We expect the continued spread of COVID-19 to continue to have a significant impact on our business, and may affect the demand for our products and disrupt our supply chain and the manufacturing and distribution of our products. It is unknown how long these disruptions could continue and such events may affect our business, results of operations and financial condition.

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

A national or global economic downturn or credit crisis may have a significant negative impact on our financial condition, future results of operations and cash flows. Specific risk factors related to these overall economic and credit conditions include the following:

•	the impact that the COVID-19 pandemic may have on global capital markets;
•	customers or potential customers may reduce or delay their procurement or new product development;
•	key suppliers may become insolvent resulting in delays for our material purchases;
•	vendors and other third parties may fail to perform their contractual obligations;
•	customers may be unable to obtain credit to finance purchases of our products and services;
•	and certain customers may become insolvent.

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

The majority of our projects are currently performed on a fixed-price basis, while a limited number of projects are currently performed on a time and materials basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of the costs to complete the project are below the actual costs that we incur, our margins will decrease, or we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract, including those related to the COVID-19 pandemic. While our fixed-price contracts are typically not individually material to our operating results, if we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. Generally, our contracts and projects vary in length, depending on the size and complexity of the project, project owner demands and other factors. The foregoing risks are exacerbated for projects with longer-term durations and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract, including those related to the COVID-19 pandemic, can have compounding effects by increasing costs of performing other parts of the contract.

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

Our backlog was $183.0 million at December 31, 2020 and $216.6 million at December 31, 2019. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Risks Related to our Business Model and Capital Structure

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. For example, as a result of the outbreak of COVID-19 and government mandated shutdowns, we have noticed our suppliers are experiencing delays in the production or an inability to perform work. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand, and the global nature of the COVID-19 pandemic could result in there being fewer alternative suppliers. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cybersecurity incidents, terrorist activity, public health crises (such as COVID-19), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

Moreover, the outbreak and preventative or protective actions that governments, corporations, individuals or we may take to contain COVID-19 have resulted in, and may continue to result in, a period of reduced operations and business disruption for our subcontractors. The outbreak of COVID-19 and related actions also have prevented, and may continue to prevent, our subcontractors from meeting their obligations to us, which could also contribute to performance delays on our customer obligations and increase our costs. Any costs associated with the COVID-19 pandemic may not be fully recoverable or adequately covered by insurance.

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

Given that approximately 35% of our 2020 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies.  Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations.  Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2020, goodwill and indefinite lived intangibles were $174.8 million, or 41.7%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

We may incur costs as a result of certain restructuring activities, which may negatively impact our financial results, and we may not achieve some or all of the expected benefits of our restructuring plans.

We are continuously seeking the most cost-effective means and structure to serve our customers, protect our stockholders and respond to changes in our markets. From time to time, we may engage in restructuring activities in an effort to improve cost competitiveness and profitability.  We may not achieve the desired or anticipated benefits from these restructuring activities. As a result, restructuring costs may vary significantly from year to year depending on the scope of such activities. Such restructuring costs and expenses could adversely impact our financial results.

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

We have $74.0 million of indebtedness as of December 31, 2020, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. Moreover, we currently expect that the COVID-19 pandemic will continue to negatively impact our cash flow and liquidity. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity. We may not be able to refinance our existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, particularly in light of COVID-19’s impact on capital markets.

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

Risks Related to Human Capital Management

We may not be able to attract and retain qualified employees.

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees, including by establishing local offices near our headquarters. If we are unable to attract and retain qualified employees, our business may be harmed.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2020, approximately 150 of our approximately 730 employees are represented by international or independent labor unions under various union contracts that expire from June 30, 2021 to May 31, 2023. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities in the future and we may be affected by other labor disputes. A work stoppage at one or more of our facilities may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products.

Information Technology and Cyber Security Risks

Our dependence on information systems and the failure of such systems, could significantly disrupt our business and negatively affect our financial condition, results of operations and cash flows.

We are highly dependent on information systems that are increasingly operated by third-parties and as a result we have a limited ability to ensure their continued operation.  We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. In the event of systems failure or interruption, including those related to the COVID-19 pandemic, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in the delivery of our services, which could have a material adverse effect on our operating results.

Increased information technology cyber security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology cyber security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available, or may result in increased cybersecurity and other insurance premiums.  In response to the COVID-19 pandemic and an increased reliance on our information technology systems, we have taken proactive measures to strengthen our information technology systems, including completing a National Institute of Standards and Technology (“NIST”) assessment, upgrading of security patches across all servers, development of best-in-class hack protection service, implemented recurring company wide security training and enablement of advanced security for our major information systems.

In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to our employees or other parties is misappropriated from our systems and networks.

Regulatory Compliance and International Operations Risks

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

For the year ended December 31, 2020, approximately 35% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; (ix) the results of the United Kingdom’s referendum on European Union membership, advising for the exit from the European Union; and (x) the effects of COVID-19 and the extent to which the outbreak may disrupt global capital markets, supply chains, and/or our foreign operations.

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

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2020, the sales price of our common stock on the NASDAQ ranged from $3.53 to $9.00 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

•	actual or anticipated variations in operating results;
•

adverse general economic conditions, including, but not limited to, withdrawals of investments in the stock markets generally or a tightening of credit available to potential acquirers of businesses, that result in lower average prices being paid for public company shares and lower valuations being placed on businesses;

•	other domestic and international macroeconomic factors unrelated to our performance;
•	health epidemics and other outbreaks, including the COVID-19 pandemic;
•	our failure to meet the expectations of the investment community;
•	industry trends and the business success of our customers;
•	loss of key customers;
•	announcements of technological advances by us or our competitors;
•	current events affecting the political and economic environment in the United States;
•	conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;
•	litigation or other proceedings involving or affecting us; and
•	additions or departures of our key personnel.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

We are not currently paying dividends and cannot make assurances that we will pay dividends on our common stock and our indebtedness could limit our ability to pay dividends.

The timing, declaration, amount and payment of future dividends to our stockholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. On November 6, 2017, the Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the stockholders to suspend dividend payments. Future dividends and the dividend policy may be changed at the Board of Director’s discretion at any time. There can be no assurance that we will pay a dividend in the future. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

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

General Risk Factors

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

We continue to devote substantial time and resources to the documentation and testing of our controls, and to plan for and the implementation of remedial efforts in those instances where remediation is indicated.  If we fail to maintain the adequacy of our internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant.

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

The Company has 25 principal operating facilities across 11 states and seven foreign countries. The Company’s executive offices are located in Dallas, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number and location of principal operating facilities by segment was as follows as of December 31, 2020.

			Location of Facilities
Segment	Owned	Leased	States	Countries
Energy Solutions segment	—	12	California, Connecticut, New York, Ohio, Texas	United States, The Netherlands, Canada, India United Arab Emirates, Singapore, United Kingdom, People's Republic of China
Industrial Solutions segment	—	8	California, Illinois, Michigan, North Carolina, Pennsylvania, Tennessee	United States, United Kingdom, People's Republic of China
Fluid Handling Solutions segment	1	2	Indiana, Pennsylvania	United States, The Netherlands
Corporate	—	2	Ohio, Texas	United States
	1	24
Item 3.	Legal Proceedings

See Note 12 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ under the symbol “CECE.”

Performance Graph

The following graph sets forth the cumulative total return to CECO’s stockholders during the five years ended December 31, 2020, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. Assumes $100 was invested on December 31, 2015, including the reinvestment of dividends, in each category.

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

Holders

The approximate number of registered stockholders of record of our common stock as of February 25, 2021 was 295, although there are a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during 2020.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.Selected Financial Data

Reserved.

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

CECO serves diverse industries globally by working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

COVID-19

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. As of March 3, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  Vaccine administration is underway, however new variants of COVID-19 continue to emerge. There is uncertainty regarding the efficacy of vaccines and current tests and treatments with regard to the new variants. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place or whether efforts to contain the spread of COVID-19 will continue to intensify.

Within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our global operations. Some of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

CECO has undertaken necessary measures in compliance with government directives to remain open across its business and continues to work closely with its global supply chain to proactively support customers during this critical time.  As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing essential operations while observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services.  Additionally, in 2020, CECO took several proactive cost reduction measures in response to the economic pressures brought on by the COVID-19 pandemic, including: headcount reductions, lower discretionary spend, senior management team’s temporary salary reduction, elimination or reduction of certain corporate-level costs, travel restrictions across all segments, and the Company implemented a number of furloughs which included, a rolling 2-week furlough of United States-based employees during the 6-week period beginning the week of April 6, 2020.

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

Operations Overview

We operate using an “outside-in” customer approach to our business model.  We are structured to win in target markets with a core focus on understanding customer needs. Our business model requires scalable efficiencies enabling us to serve our customers with a variety of products that we typically classify into three categories: make-to-order, configure-to-order, and engineer-to-order.  We use an asset light model to accomplish this by focusing on application and technical expertise throughout our operations.

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

Within our segments we have monthly operating reviews to ensure we are both winning in the markets and winning as a business.  These reviews include, but are not limited to, deal reviews, project reviews, and manufacturing reviews.  Each of these reviews takes a customer-first approach where we adopt the metrics that matter most to our customer and to our stockholders.  In these reviews we focus on metrics such as quality, customer satisfaction, on-time-delivery, lead-times, price, position, project margins, backlog, and above all, safety.

The headquarters focuses on enabling the core back-office key functions for scale and efficiency, that is, accounting, payroll, human resources/benefits, legal, information technology, marketing, safety support, internal control over financial reporting, and administration. We have excellent organizational focus from headquarters throughout our divisional businesses with clarity and minimal duplicative work streams.

Our three reportable segments are:

•

Energy Solutions segment:  Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for clean energy and lower emissions through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment:  Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our offerings in clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers in the semiconductor manufacturing, electric vehicle production, battery recycling, and wood manufacturing industries to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

The Company has provided the non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of the adjustment for items that the Company believes are not indicative of its ongoing operations. These items include charges associated with the Company’s acquisitions, divestitures and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and income associated with acquisitions and divestitures. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
(dollars in millions)	2020	2019	2018
Net sales	$316.0	$341.9	$337.3
Cost of goods sold	210.9	227.8	225.8
Gross profit	$105.1	$114.1	$111.5
Percent of sales	33.3%	33.4%	33.1%
Selling and administrative expenses	$76.9	$85.9	$87.4
Percent of sales	24.3%	25.1%	25.9%
Amortization and earnout expenses	8.8	8.5	9.7
Restructuring expenses	2.3	1.1	—
Acquisition and integration expenses	1.4	0.5	—
Executive transition expenses	1.5	—	—
Loss on divestitures, net of selling costs	—	0.1	4.4
Intangible asset impairment	0.9	—	—
Operating income	$13.3	$18.0	$10.0
Percent of sales	4.2%	5.3%	3.0%

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2020, 2019 and 2018, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, (4) executive transition expenses, including severance for its former Chief Executive Officer, fees and expenses incurred in the search, for and hiring, of a new Chief Executive Officer, (5) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance and (6) intangible asset impairment.  See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income (loss) to non-GAAP net income.

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Operating income as reported in accordance with GAAP	$13.3	$18.0	$10.0
Operating margin in accordance with GAAP	4.2%	5.3%	3.0%
Amortization and earnout expenses	8.8	8.5	9.7
Restructuring expenses	2.3	1.1	—
Acquisition and integration expenses	1.4	0.5	—
Executive transition expenses	1.5	—	—
Loss on divestitures, net of selling costs	—	0.1	4.4
Intangible asset impairment	0.9	—	—
Non-GAAP operating income	$28.2	$28.2	$24.1
Non-GAAP operating margin	8.9%	8.2%	7.1%
	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Net income (loss) as reported in accordance with GAAP	$8.2	$17.7	$(7.1)
Amortization and earnout expenses	8.8	8.5	9.7
Restructuring expenses	2.3	1.1	—
Acquisition and integration expenses	1.4	0.5	—
Executive transition expenses	1.5	—	—
Loss on divestitures, net of selling costs	—	0.1	4.4
Intangible asset impairment	0.9	—	—
Deferred financing fee adjustment	—	0.4	—
Foreign currency remeasurement	0.3	(0.5)	0.8
Tax (benefit) expense of adjustments	(3.9)	(2.5)	2.4
Zhongli tax benefit	—	(4.4)	—
Non-GAAP net income	$19.5	$20.9	$10.2
Non-GAAP net income as a percentage of sales	6.2%	6.1%	3.0%

In June 2020 the Company acquired Environmental Integrated Solutions (“EIS”), EIS engineers products that clean air through a variety of technologies including volatile organic compounds (“VOC”) abatement, odor control, regenerative thermal oxidizers, and other air pollution control solutions, which complements our Industrial Solutions Segment businesses. In July 2020, the Company entered into joint venture agreement (the “JV agreement”) with Mader Holding L.P. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. During 2020, EIS and the joint venture accounted for $15.8 million in revenue. In 2018, we divested three non-core businesses; the Keystone Filter brand (“Keystone”) and Strobic Air Corporation (“Strobic”) in the first quarter and Zhongli in the fourth quarter (collectively, “the Divestitures”). The exclusion of the operating results subsequent to their disposition impacts the comparability of our consolidated and segment operating results.

Comparison of the years ended December 31, 2020 and 2019

Consolidated net sales in 2020 were $316.0 million compared with $341.9 million in 2019, a decrease of $25.9 million. The decrease is primarily attributable to decreases of $24.5 million in our Industrial Solutions air pollution control technologies, $18.2 million in custom-designed FCC cyclone systems serving the refinery markets, and $4.4 million in volume decreases in the Company’s filtration and pump solutions sales. These decreases in net sales are offset by increases of $10.1 million in the Company’s custom acoustical technologies that serve the natural gas power generation markets, $8.1 million in volatile organic compounds (“VOC”) abatement solutions from the EIS acquisition and $3.3 million in volume increases in our emissions management and water filtration solutions technologies.

Gross profit decreased by $9.0 million, or 7.9%, to $105.1 million in 2020 compared with $114.1 million in 2019. The decrease in gross profit is primarily due to the decrease in sales as noted above, partially offset by favorable changes to product mix from previous period and cost reduction actions including employee furlough. Gross profit as a percentage of sales was 33.3% and 33.4% in 2020 and 2019, respectively.

Orders booked were $279.6 million in 2020 compared with $383.7 million in 2019. The decrease is primarily attributable to decreases in refinery, oil & gas, and pollution controls end markets due to the COVID-19 pandemic impacting our customers starting in March 2020.

Selling and administrative expenses were $76.9 million in 2020 compared with $85.9 million in 2019. The decrease in administration expenses is primarily attributable to proactive cost reduction measures noted above taken in response to the COVID-19 pandemic including: headcount reductions, lower discretionary spend, the senior management team’s temporary salary reduction, elimination of certain corporate-level costs, a 2-week furlough of United States-based employees, and travel restrictions across all segments. Selling and administrative expenses as a percentage of sales were 24.3% in 2020 compared with 25.1% in 2019. The decrease in selling and administrative expenses as a percentage of sales is primarily attributable to the items described above.

Amortization and earnout expense was $8.8 million in 2020 and $8.5 million in 2019. The increase in expense is primarily attributable to $1.4 million in earnout expenses related to the EIS acquisition. The fair value adjustments to the earnout that were recorded in 2020 were the result of EIS performing above the acquisition operational expectations. The increase was partially offset by $1.1 million decrease in definite lived intangible asset amortization.

Acquisitions and integration expenses related to the acquisition of EIS and the Mader joint venture were $1.4 million in 2020, which include legal, accounting and banking expenses, compared to $0.5 million in 2019 related to various merger and acquisition diligence activities.

In 2020, the Company incurred $1.5 million in executive transition expense related to severance for the Company’s former Chief Executive Officer, as well as fees and expenses incurred in the search for, and hiring of, a new Chief Executive Officer.

In 2020, after conducting the annual impairment testing for goodwill and indefinite lived intangible assets, the Company recorded an impairment charge of $0.9 million. The charge of $0.9 million was recorded to impair the carrying value of a tradename intangible asset in the Company’s Fluid Handling Solutions Segment. The impairment was recorded due to declining revenue related to the tradename exacerbated by the COVID-19 pandemic.

Operating income for 2020 was $13.3 million, a decrease of $4.7 million from $18.0 million in 2019. Operating income as a percentage of sales for 2020 was 4.2% compared with 5.3% for 2019. The decrease in operating income is primarily attributable to $1.5 million in executive transition expenses which did not occur in 2019, $1.2 million increase in restructuring expenses, $0.9 million increase in acquisition and integration expenses in connection to the EIS acquisition and the Mader joint venture, intangible asset impairment of $0.9 million, $0.3 million increase in amortization and earnout expenses, and a decrease in net sales as noted above, partially offset by the decrease in selling and administration expenses due to the cost reduction measures taken in response to the COVID-19 pandemic.

Non-GAAP operating income was $28.2 million in 2020 and 2019. Non-GAAP operating income as a percentage of sales for 2020 was 8.9% compared with 8.2% for 2019. Non-GAAP operating income was equal year over year due to cost reductions described above offset by the decline in sales.

Other income for 2020 was $2.0 million, an increase of $1.2 million from $0.8 million in 2019. The increase in other income was primarily attributable to a net periodic gain on pension assets of $0.3 million in 2020 compared to a net periodic expense of $0.3 million on pension assets in 2019 and $0.4 million increase year over year in foreign currency transaction gains.

Interest expense decreased to $3.5 million in 2020 from $5.4 million in 2019.  The decrease is due to lower interest rates and lower average debt balances in 2020 compared to 2019. During the year 2020, the Company had net borrowings of $9.5 million on its revolving credit facility, which consisted of $10.3 million used to fund the EIS acquisition on June 4, 2020 and $2.6 million used to pay term debt assumed in connection with the Mader joint venture, and $3.4 million in net repayments on the revolving credit facility.

Income tax expense (benefit) was $3.7 million and $(4.4) million in 2020 and 2019, respectively. The effective tax rate for 2020 was 30.1% compared with (32.7)% in 2019.

Income tax expense and the effective tax rate for 2020 were affected by certain permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income (“GILTI”) inclusion and Foreign-Derived Intangible Income (“FDII”) deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

Income tax benefit and the effective tax rate for 2019 were significantly impacted by a $4.4 million tax benefit on finalization of a tax position related to the 2018 divestiture of Zhongli. In addition, the Company recorded $3.5 million tax benefit related to U.S. and foreign tax incentives.

Comparison of the years ended December 31, 2019 and 2018

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Business Segments

The Company’s operations in are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Operations. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income from Operations table and corresponding comments regarding operating income (loss) at the reportable segment level include both intra-segment and inter-segment operating income. The exclusion of the Divestitures’ operating results subsequent to their disposition impacts the comparability of our segment operating results.

	2020	2019	2018
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Energy Solutions segment	$205,494	$210,319	$211,185
Industrial Solutions segment	74,697	91,347	80,699
Fluid Handling Solutions segment	35,820	40,203	45,455
Net sales	$316,011	$341,869	$337,339

	2020	2019	2018
Income from Operations
(table only in thousands)
Energy Solutions segment	$34,170	$33,886	$28,797
Industrial Solutions segment	2,183	5,679	6,308
Fluid Handling Solutions segment	5,037	5,558	7,730
Corporate and Other (1)	(28,044)	(27,133)	(32,833)
Income from operations	$13,346	$17,990	$10,002

(1)

Includes corporate compensation, professional services, information technology, other general and administrative corporate expenses and loss on divestitures, net of selling costs. This figure excludes earnout expenses / income, which are recorded in the segment in which the expense / income occurs.

Comparison of the years ended December 31, 2020 and 2019

Energy Solutions segment

Our Energy Solutions segment net sales decreased $4.8 million to $205.5 million in 2020 compared with $210.3 million in 2019, a decrease of 2.3%.  The decrease is primarily attributable to decreases of $18.2 million in custom-designed FCC cyclone systems serving the refinery markets offset by increases of $10.1 million in the Company’s custom acoustical technologies that serve the natural gas power generation markets and $3.3 million in volume increases in our emissions management and water filtration solutions technologies.

Operating income increased $0.3 million to $34.2 million for 2020 compared with $33.9 million in 2019, an increase of 0.8%. The increase in operating income in 2020 is primarily attributable to the decrease of $2.6 million in selling and administrative expenses related to the cost reductions as described above and the decrease in amortization expenses of $1.1 million partially offset by a decrease in gross profit of $3.1 million due to lower net sales and unfavorable product mix and an increase of $0.3 in restructuring expense.

Industrial Solutions segment

Our Industrial Solutions segment net sales decreased $16.6 million to $74.7 million in 2020 compared with $91.3 million in 2019, a decrease of 18.2%.  The decrease is primarily attributable to decreases of $24.5 million in our air pollution control technologies partially offset by $8.1 million increase in VOC abatement solutions from the EIS acquisition.

Operating income decreased $3.5 million to $2.2 million for 2020 compared with $5.7 million in 2019. The decrease is primarily attributable to a $4.6 million decrease in gross profit due to lower net sales, an increase of $0.5 million in restructuring expenses, and items related to the EIS acquisition including an increase of $1.4 million in earnout expense and $0.4 million in amortization expense. These decreases were partially offset by $3.2 million decrease in selling and administration related to cost reductions described above.

Fluid Handling Solutions segment

Our Fluid Handling Solutions segment net sales decreased $4.4 million to $35.8 million in 2020 compared with $40.2 million in 2019, a decrease of 10.9%. The decrease is primarily attributable to volume decreases in the Company’s filtration and pump solutions product line driven by lower demand from oil & gas and automotive end market customers.

Operating income decreased $0.6 million to $5.0 million for 2020 compared with $5.6 million for 2019, a decrease of 10.7%.  The decrease is primarily attributable to $1.6 million decrease in gross profit due to lower net sales and a $0.9 million intangible asset impairment expense partially offset by $1.8 million decrease in selling and administration related to cost reductions described above.

Corporate and Other segment

Operating expense for the Corporate and Other segment increased $0.9 million to $28.0 million for 2020 compared with $27.1 million for 2019. The increase is primarily attributable to a $1.5 million increase in executive transition expenses, $0.9 million increase in acquisition and integration expenses, partially offset by $1.5 million decrease in selling and administration expenses related to cost reductions described above.

Comparison of the years ended December 31, 2019 and 2018

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results of operations for our business segments and cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

At December 31, 2020, the Company had working capital of $74.1 million, compared with $64.3 million at December 31, 2019.  The ratio of current assets to current liabilities was 1.68 to 1.00 at December 31, 2020 as compared with a ratio of 1.56 to 1.00 at December 31, 2019.

At December 31, 2020 and 2019, cash and cash equivalents totaled $36.0 million and $35.6 million, respectively. As of December 31, 2020 and 2019, $28.0 million and $27.4 million, respectively, of our cash and cash equivalents were held by non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(table only in thousands)	2020	2019

Outstanding borrowings under Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

– Term loan	$46,250	$48,750
– Revolving Credit Loan	27,700	18,500
– Unamortized debt discount	(1,334)	(1,749)
Total outstanding borrowings under Credit Facility	72,616	65,501
Less: current portion	(3,125)	(2,500)
Total debt, less current portion	$69,491	$63,001

In 2020, the Company made repayments of $2.5 million on the term loan and net borrowings on the revolving credit lines of $9.5 million, consisting of $10.3 million used to fund the EIS acquisition on June 4, 2020 and $2.6 million used to pay term debt assumed in connection with the Mader joint venture, offset by $3.4 million in net repayments on the revolving credit facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility).  Through September 30, 2021, the maximum Consolidated Net Leverage Ratio is 3.50, after which time it will decrease to 3.25 until the end of the term of the Credit Facility.

As of December 31, 2020 and 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

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

See Note 8 to the Consolidated Financial Statements for further information on the Company’s foreign debt.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2020	2019
(dollars in millions)
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(27.7)	(18.5)
Letters of credit open	(7.6)	(11.0)
Total unused credit availability	$104.7	$110.5
Amount available based on borrowing limitations	$60.8	$82.3

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2020	2019	2018
Total operating cash flow provided by operating activities	$4,421	$10,227	$21,952
Net cash (used in) provided by investing activities	(9,235)	(5,146)	38,258
Net cash provided by (used in) financing activities	3,724	(12,116)	(44,900)
Effect of exchange rate changes on cash and cash equivalents	1,943	(445)	(1,531)
Net increase (decrease) in cash, cash equivalents and restricted cash	$853	$(7,480)	$13,779

Operating Activities

In 2020, $4.4 million of cash was provided by operating activities compared with $10.2 million in 2019, a decrease of $5.8 million.  Net earnings, adjusted for non-cash items decreased $5.7 million year-over-year.  Additionally, working capital change year over year increased by $0.1 million which negatively affected cash flow from operations.

In 2019, $10.2 million of cash was provided by operating activities compared with $22.0 million provided in 2018, a decrease of $11.8 million.  Net earnings, adjusted for non-cash items increased $16.0 million year-over-year.  Working capital change year over year from operating activities in 2019 had a negative year-over-year net impact primarily from increases in accounts receivable and costs in excess of billings and decreases in other liabilities as reflected in the Consolidated Statement of Cash Flows.

Investing Activities

In 2020, $9.2 million of cash was used in investing activities, which consisted of $5.9 million for acquisitions, $3.9 million of acquisition of property and equipment, offset by $0.6 million of proceeds from the disposal of assets held for sale.

In 2019, $5.1 million of cash was used in investing activities, which consisted of $5.7 million of acquisition of property and equipment offset by $0.5 million of proceeds from disposals of assets held for sale.

Financing Activities

Financing activities in 2020 provided cash of $3.7 million, which consisted primarily of $9.2 million in net borrowings from our revolving credit lines of which $10.3 million was used to fund the EIS acquisition on June 4, 2020. This was offset by $2.5 million of payments on our term loan, $2.6 million used to pay term debt assumed in connection with the Mader joint venture on July 31, 2020, and $0.5 million in payments on capital leases.

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

Employee Benefit Obligation

Based on current assumptions, estimated contributions to our pension plan required in 2021 is zero. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, we cannot reasonably estimate actual required payments. Currently, our pension plan is under-funded. As a result, absent major increases in long-term interest rates, above average returns on pension assets and/or changes in legislated funding requirements, we will be required to make contributions to our pension trust of varying amounts in future years.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2020:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt	$46,250	$3,125	$8,200	$34,925	$—
Revolving Credit Loan	27,700	—	—	27,700	—
Interest expense (estimated)	7,087	2,129	4,017	941	—
Purchase obligations (1)	65,005	65,005	—	—	—
Pension obligations (2)	995	—	400	595	—
Operating lease obligations	13,831	2,872	4,257	3,481	3,221
Capital lease obligations	9,077	872	1,796	1,868	4,541
Contingent liabilities related to acquisitions (3)	2,202	2,202	—	—	—
Totals	$172,147	$76,205	$18,670	$69,510	$7,762

(1)	Primarily consists of purchase obligations for costs associated with uncompleted sales contracts.
(2)

Future expected obligations under the Company’s pension plan is included in the contractual cash obligations table above, up to, but not more than five years. The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.

(3)	Includes expected earnout liability and retention payment.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2020, 2019 and 2018.

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

Intangible assets

Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of technology, customer lists, and tradenames. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of seven to 10 years for technology, five to 20 years for customer lists, and 10 years for tradenames.

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

During 2020 and 2019, our annual impairment test indicated that one and zero, respectively, of our indefinite-lived tradenames was impaired. Accordingly, we recognized impairment charges in our financial results of $0.9 million and zero for the years ended December 31, 2020 and 2019, respectively. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates are significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital is a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.   The market method is based on financial multiples of comparable companies and applies a control premium.  Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the analysis, the resultant estimated fair value of all of the reporting units exceeded their carrying value as of December 31, 2020. For additional information on goodwill impairment testing results, see Note 7 to the Consolidated Financial Statements.

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

Management must assess the realizability of the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Pension Benefit Plan Assumptions

We sponsor a pension plan for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plan. These factors include key assumptions, such as a discount rate and expected return on plan assets. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the liability. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense we have recorded or may record in the future. An analysis for the expense associated with our pension plan is difficult due to the variety of assumptions utilized. For example, one of the significant assumptions used to determine projected benefit obligation is the discount rate. At December 31, 2020, a 25 basis point change in the discount rate would change the projected benefit obligation by approximately $1.1 million and the annual pension expense by approximately $16,000. Additionally, a 25 basis point change in the expected return on plan assets would change the pension expense by approximately $69,000.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2020 was $74.0 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2020. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2020 is $0.2 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, Shanghai, Pune India, Dubai and Chile. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings.  Since most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2021.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2020, 2019 and 2018 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2020, its internal control over financial reporting was effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 9A includes the audit report of BDO USA, LLP on the Company’s internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

Opinion on Internal Control over Financial Reporting

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 3, 2021, expressed an unqualified opinion thereon.

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

March 3, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2020 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11.	Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K will be incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2020	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Incentive Plan [1]	330,346	$11.15	—
2017 Equity and Incentive Plan [2]	962,708	$0.25	1,151,092
2020 Employee Stock Purchase Plan [3]	—	$—	1,300,000
Equity compensation plans not approved by security holders [4]	1,309,446	$10.26	—
TOTAL	2,602,500		2,451,092

1

The 2007 Plan was replaced with the 2017 Equity and Incentive Plan and no further grants will be made under the 2007 Plan. The 2007 Plan remains in effect solely for the continued administration of the awards currently outstanding under the 2007 Plan.

2

The 2017 Equity and Incentive Plan was approved by our stockholders on May 16, 2017. We have reserved 1.9 million shares of our common stock for issuance under our 2017 Equity Incentive Plan.  In 2020, 553,000 restricted stock units were awarded to plan participants under the 2017 Equity and Incentive Plan.

3	The Employee Stock Purchase Plan was approved by our stockholders on June 11, 2020.
4

On July 6, 2020, in connection with Mr. Gleason’s appointment as the Company’s Chief Executive Officer, the Company granted Mr. Gleason 0.1 million restricted stock units (the “RSU Inducement Agreement”), 0.3 million in nonqualified stock options, (the “Standard Option Inducement Agreement”) granted at market value, and approximately 0.9 million in premium-priced nonqualified stock options, (the “Premium Option Inducement Agreement”) exercise price equal to two times market value. Mr. Gleason’s restricted stock units and option grants were approved by the Board of Directors of the Company. See Note 9 to the Consolidated Financial Statements for additional information on Mr. Gleason’s inducement grants.

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

Exhibit Number

3(i)	Certificate of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3(ii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

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

**10.5

Summary term sheet governing arrangement of consulting services provided by JMP Fam Holdings Inc. to the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.6

Securities Pledge Agreement, dated August 27, 2013, by and among the Company, the Subsidiaries named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

**10.7	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

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

**10.13

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 16, 2017 (Registration No. 333-218030))

10.14

Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among CECO Environmental Corp. and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed with the SEC on June 12, 2019)

**10.15	CECO Environmental Corp. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 16, 2020)

**10.16

Separation and Consulting Agreement, dated as of July 5, 2020, by and between CECO Environmental Corp. and Dennis Sadlowski (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q files with the SEC on November 11, 2020)

**10.17

Employment Agreement, effective as of July 6, 2020, by and between CECO Environmental Corp. and Todd Gleason (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q files with the SEC on November 11, 2020)

**10.18

Nonqualified Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

**10.19

Nonqualified Premium Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

**10.20

Restricted Stock Units Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

*21	Subsidiaries of the Company

*23.1	Consent of BDO USA, LLP

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed or furnished herewith

** Management contracts or compensation plans or arrangement

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ MATTHEW ECKL
Matthew Eckl
Chief Financial Officer
March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ TODD GLEASON	March 3, 2021
Todd Gleason Chief Executive Officer and Director

Principal Financial Officer:

/S/ MATTHEW ECKL	March 3, 2021
Matthew Eckl Chief Financial Officer Principal Accounting Officer:

/S/ PAUL GOHR	March 3, 2021
Paul Gohr Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	March 3, 2021
Jason DeZwirek Chairman of the Board and Director

/S/ ERIC M. GOLDBERG	March 3, 2021
Eric M. Goldberg Director

/S/ DAVID B. LINER	March 3, 2021
David B. Liner Director

/S/ CLAUDIO A. MANNARINO	March 3, 2021
Claudio A. Mannarino Director

/S/ MUNISH NANDA	March 3, 2021
Munish Nanda Director

/S/ JONATHAN POLLACK	March 3, 2021
Jonathan Pollack Director

/S/ VALERIE GENTILE SACHS	March 3, 2021
Valerie Gentile Sachs Director

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Cincinnati, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Over Time Revenue Recognition Using the Cost-to-Cost Input Approach

As described in Note 1 to the Company’s consolidated financial statements, the Company derives a substantial portion of its revenues from fixed-price contracts within the Energy Solutions and Industrial Solutions segments.  The revenue for such contracts is recognized over a period of time based on the ratio of contract costs incurred to date compared to total estimated costs. Under this method, the Company must continually assess the total estimated costs and progress toward completion for each contract. Changes in these estimates can have a material impact on the amount of revenue and gross profit recognized each period.

We identified over time revenue recognition as a critical audit matter.  The determination of estimated cost and progress to completion requires management to make significant estimates and assumptions, which includes an analysis of total estimated labor, material and subcontract costs, historical experience, current performance to date and the conditions to complete each contract.  This analysis requires significant management judgment, which affects the amount of revenue recognized by the Company. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence available and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of internal controls relating to the determination of estimated costs to complete a project including the monthly review of open over time projects and review of estimated cost calculations to complete open projects.  These controls include the review of the reasonableness of the assumptions used and the appropriateness of methodologies used to determine costs to complete.

•

Testing the completeness, existence, and accuracy of estimated project cost calculations for a sample of contracts by validating the underlying project data and assumptions used as inputs through the inspection of relevant source documents including project plans or budgets and activity reports, invoices of costs incurred to date, results of recent similar historical projects, other third-party subcontractor support, inquiry of project managers, and confirmations of estimates to complete with customers.

•

Performing a retrospective review on a sample basis of project costs on a project by project basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2008.

Cincinnati, Ohio

March 3, 2021

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,992	$35,602
Restricted cash	1,819	1,356
Accounts receivable, net	63,046	68,434
Costs and estimated earnings in excess of billings on uncompleted contracts	45,498	34,805
Inventories, net	17,343	20,578
Prepaid expenses and other current assets	11,530	9,899
Prepaid income taxes	7,790	8,231
Assets held for sale	467	593
Total current assets	183,485	179,498
Property, plant and equipment, net	16,228	15,274
Right-of-use assets from operating leases	11,376	13,607
Goodwill	161,820	152,020
Intangible assets – finite life, net	29,637	31,283
Intangible assets – indefinite life	12,937	14,291
Deferred charges and other assets	3,831	2,664
Total assets	$419,314	$408,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,125	$2,500
Accounts payable and accrued expenses	84,997	78,319
Billings in excess of costs and estimated earnings on uncompleted contracts	20,691	34,369
Income taxes payable	543	—
Total current liabilities	109,356	115,188
Other liabilities	20,576	20,372
Debt, less current portion	69,491	63,001
Deferred income tax liability, net	6,970	5,943
Operating lease liabilities	9,310	11,116
Total liabilities	215,703	215,620
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,504,757 and 35,275,465 shares issued and outstanding at December 31, 2020 and 2019, respectively	355	353
Capital in excess of par value	255,296	253,869
Accumulated loss	(38,141)	(46,344)
Accumulated other comprehensive loss	(14,496)	(14,505)
	203,014	193,373
Less treasury stock, at cost, 137,920 shares at December 31, 2020 and 2019	(356)	(356)
Total CECO shareholders’ equity	202,658	193,017
Noncontrolling interest	953	—
Total shareholders' equity	203,611	193,017
Total liabilities and shareholders’ equity	$419,314	$408,637

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018
Net sales	$316,011	$341,869	$337,339
Cost of sales	210,883	227,770	225,802
Gross profit	105,128	114,099	111,537
Selling and administrative expenses	76,926	85,978	87,462
Amortization and earnout expenses	8,799	8,499	9,683
Restructuring expenses	2,331	1,097	—
Acquisition and integration expenses	1,354	465	—
Executive transition expenses	1,522	—	—
Loss on divestitures, net of selling costs	—	70	4,390
Intangible asset impairment	850	—	—
Income from operations	13,346	17,990	10,002
Other income (expense), net	2,033	751	(365)
Interest expense	(3,535)	(5,397)	(7,140)
Income before income taxes	11,844	13,344	2,497
Income tax expense (benefit)	3,672	(4,363)	9,618
Net income (loss)	8,172	17,707	(7,121)
Noncontrolling interest	39	—	—
Net income (loss) attributable to CECO Environmental Corp.	$8,211	$17,707	$(7,121)
Income (loss) per share:
Basic	$0.23	$0.51	$(0.21)
Diluted	$0.23	$0.50	$(0.21)
Weighted average number of common shares outstanding:
Basic	35,289,616	34,987,878	34,714,395
Diluted	35,520,670	35,484,273	34,714,395

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income (loss)	$8,172	$17,707	$(7,121)
Other comprehensive income (loss), net of tax:
Translation income (loss)	2,256	(343)	(3,858)
Interest rate swap	—	(574)	76
Minimum pension liability adjustment	(2,247)	(184)	(22)
Comprehensive income (loss)	$8,181	$16,606	$(10,925)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other				Total
	Common Stock		excess of	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance January 1, 2018	34,708	$347	$248,170	$(52,673)	$(8,919)	(138)	$(356)	$—	$186,569
Net loss for the year ended December 31, 2018				(7,121)					(7,121)
Cumulative effect adjustment of adopting ASU 2018-02				1,037	(1,067)				(30)
Cumulative effect adjustment of adopting ASU 2014-09				(622)					(622)
Cumulative translation adjustment for divestiture					375				375
Exercise of stock options and dividend reinvestment issuances	16	—	89						89
Restricted stock units issued	192	2	(207)	(48)					(253)
Share based compensation earned	38	—	3,357						3,357
Adjustment for minimum pension liability, net of tax of $17					(22)				(22)
Adjustment for interest rate swap, net of tax of $111					76				76
Translation loss					(3,858)				(3,858)
Balance December 31, 2018	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$—	178,560
Net income for the year ended December 31, 2019				17,707					17,707
Cumulative effect adjustment of adopting ASU 2017-12				(11)	11				—
Cumulative effect adjustment of adopting ASU 2016-02				(4,590)					(4,590)
Exercise of stock options and dividend reinvestment issuances	31	—	—						—
Restricted stock units issued	255	3	(427)	(23)					(447)
Share based compensation earned	35	1	2,887						2,888
Adjustment for minimum pension liability, net of tax of $66					(184)				(184)
Adjustment for interest rate swap, net of tax of $236					(574)				(574)
Translation loss					(343)				(343)
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income (loss) for the year ended December 31, 2020				8,211				(39)	8,172
Restricted stock units issued	230	2	(331)	(8)					(337)
Share based compensation earned	—	—	1,758						1,758
Adjustment for minimum pension liability, net of tax of $802					(2,247)				(2,247)
Translation gain					2,256				2,256
Noncontrolling interest acquired (see Note 15)								992	992
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ACCUMULATED OTHER COMPREHENSIVE LOSS

(dollars in thousands)	Translation loss	Interest rate swap adjustment	Minimum pension liability adjustment	Accumulated other comprehensive loss
January 1, 2018	$(4,250)	$492	$(5,161)	$(8,919)
Cumulative effect adjustment adopting ASU 2018-02	—	(5)	(1,062)	(1,067)
Cumulative translation adjustment for divestiture	375	—	—	375
2018 activity	(3,858)	76	(22)	(3,804)
Balance December 31, 2018	(7,733)	563	(6,245)	(13,415)
Cumulative effect adjustment adopting ASU 2017-12	—	11	—	11
2019 activity	(343)	(574)	(184)	(1,101)
Balance December 31, 2019	(8,076)	—	(6,429)	(14,505)
2020 activity	2,256	—	(2,247)	9
Balance December 31, 2020	$(5,820)	$—	$(8,676)	$(14,496)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$8,172	$17,707	$(7,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,921	10,609	13,272
Unrealized foreign currency loss (gain)	346	(526)	836
Net gain on interest rate swaps	—	(248)	(276)
Impairment of property and equipment	—	—	300
Impairment of intangible assets	850	—	—
Fair value adjustments to earnout liabilities	1,193	—	(330)
Earnout payments	—	—	(2,862)
Loss (gain) on sale of property and equipment	63	78	(217)
Loss on divestitures	—	70	4,390
Amortization of debt discount	415	1,060	1,143
Share based compensation expense	1,758	2,668	3,187
Bad debt expense	928	295	1,357
Inventory reserve expense	494	316	519
Deferred income tax expense (benefit)	1,038	(940)	(42)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	8,367	(15,616)	(6,084)
Cost and estimated earnings of billings on uncompleted contracts	(9,561)	(5,029)	(4,557)
Inventories	4,366	(207)	(1,704)
Prepaid expenses and other current assets	(962)	(7,097)	773
Deferred charges and other assets	(4,095)	758	(416)
Accounts payable and accrued expenses	336	(4,028)	21,321
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,635)	14,274	70
Income taxes payable	460	(1,671)	1,839
Other liabilities	(2,033)	(2,246)	(3,446)
Net cash provided by operating activities	4,421	10,227	21,952
Cash flows from investing activities:
Acquisitions of property and equipment	(3,945)	(5,655)	(3,090)
Net cash proceeds from divestitures	—	—	35,052
Net proceeds from sale of assets	605	509	6,296
Cash paid for acquisitions	(5,895)	—	—
Net cash (used in) provided by investing activities	(9,235)	(5,146)	38,258
Cash flows from financing activities:
Borrowings on revolving credit lines	96,000	45,300	10,500
Repayments on revolving credit lines.	(86,800)	(52,947)	(14,223)
Repayments of long-term debt	(5,009)	(2,950)	(41,356)
Deferred financing fees paid	—	(1,117)	—
Proceeds from sale-leaseback transactions	—	—	800
Payments on capital leases and sale-leaseback financing liability	(467)	(478)	(675)
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	—	76	54
Net cash provided by (used in) financing activities	3,724	(12,116)	(44,900)
Effect of exchange rate changes on cash and cash equivalents	1,943	(445)	(1,531)
Net increase (decrease) in cash, cash equivalents and restricted cash	853	(7,480)	13,779
Cash, cash equivalents and restricted cash at beginning of year	36,958	44,438	30,659
Cash, cash equivalents and restricted cash at end of year	$37,811	$36,958	$44,438
Cash paid during the period for:
Interest	$3,172	$3,549	$5,559
Income taxes	$2,156	$5,908	$10,205

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020, 2019 and 2018

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a global leader in industrial air quality and fluid handling serving the energy, industrial and other niche markets through an attractive asset-light business model.  CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to help protect our shared environment. CECO serves both established and emerging industries in regions around the world working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in multiple applications that include power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

COVID-19

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. As of March 3, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.  Vaccine administration is underway, however new variants of COVID-19 continue to emerge. There is uncertainty regarding the efficacy of vaccines and current tests and treatments with regard to the new variants. The Company has instituted some and may take additional temporary precautionary measures to comply with government directives and guidelines and minimize business disruption.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES act did not have a material impact on the Company.

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

In 2020, the Company entered into a joint venture agreement (the “JV agreement”) with Mader Holding L.P. (“Mader”). Under the terms of the JV agreement, CECO holds 70% of the equity in the joint venture. The noncontrolling interest in Mader is reported as a separate component on the Consolidated Balance Sheets. See Note 15 to the Consolidated Financial Statements for additional information on the joint venture.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company.  The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2020	2019
Cash and cash equivalents	$35,992	$35,602
Restricted cash	1,819	$1,356
Total cash, cash equivalents and restricted cash	$37,811	$36,958

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

Assets Held for Sale—The Company classifies properties as held for sale when certain criteria are met.  At such time, the properties, including significant assets that are expected to be transferred as part of a sale transaction, are presented separately on the Consolidated Balance Sheets at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. Assets classified as held for sale at December 31, 2020 include one building.

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

Intangible assets— Indefinite life intangible assets are comprised of tradenames, while finite life intangible assets are comprised of technology, customer lists, and tradenames. Finite life intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of seven to 10 years for technology, five to 20 years for customer lists, and 10 years for tradenames.

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

The Company completes an annual (or more often if circumstances require) impairment assessment on October 1 of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

During 2020, our annual impairment test indicated that one of our indefinite-lived tradenames was impaired. Accordingly, we recognized impairment charges in our financial results of $0.9 million for the year ended December 31, 2020. There was no impairment recorded during the years ended December 31, 2019 and 2018. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

Deferred charges—Deferred charges include deferred financing costs, which are amortized to interest expense over the life of the related loan. In fiscal 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended the Company’s existing amended and restated agreement. In connection with the Credit Facility, the Company incurred $1.1 million in customary closing fees in 2019 that were capitalized and classified as a debt discount. Additionally, in fiscal 2019, $0.4 million of existing debt discount related to the 2017 long-term debt modification was expensed, and classified as interest expense, as a result of the Credit Facility (see Note 8 for further details on the Credit Facility). Amortization expense was $0.4 million, $1.1 million and $1.1 million for 2020, 2019 and 2018, respectively. As of December 31, 2020, and 2019, remaining capitalized deferred financing costs of $1.3 million and $1.7 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made.   There was no provision for estimated losses on uncompleted contracts at December 31, 2020 and 2019.

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

Executive transition expenses—Executive transition expenses on the Consolidated Statements of Operations include expenses related to the severance for the Company’s former Chief Executive Officer, as well as fees and expenses incurred in the search for, and hiring of, a new Chief Executive Officer.

Product Warranties—The Company’s warranty reserve is to cover the products sold. The warranty accrual is based on historical claims information. The warranty reserve is reviewed and adjusted as necessary on a quarterly basis and is presented within Note 7.

Research and Development—Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing proprietary process technology and (c) partnering with customers to develop new products.

Income taxes - Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Income tax expense includes federal, state and foreign income taxes.

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

Management must assess the realizability of the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2020, 2019 and 2018.

	For the Year Ended December 31
	2020	2019	2018
(table only in thousands)
Numerator (for basic and diluted earnings per share)
Net income (loss)	$8,211	$17,707	$(7,121)

Denominator
Basic weighted-average shares outstanding	35,290	34,988	34,714
Common stock equivalents arising from stock options and restricted stock awards	231	496	—
Diluted weighted-average shares outstanding	35,521	35,484	34,714

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2020, 2019 and 2018, outstanding options and unvested restricted stock units of 1.0 million, 0.4 million and 0.8 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other income (expense), net” line of the Consolidated Statements of Operations. Transaction gains were $1.3 million, $0.9 million and $0.7 million in 2020, 2019 and 2018, respectively.

Reclassifications —Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU 2018-14 is effective for us December 15, 2020. The adoption of the standard did not have a material impact on our statement of operations or liquidity. See Note 10 to the Consolidated Financial Statements for additional details on the Company’s pension plans.

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. We do not expect ASU 2019-12 to have a material impact on our financial statements.

2.	Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, foreign debt, and accounts payable, which approximate fair value at December 31, 2020 and 2019, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under our Credit Agreement was $74.0 million and $67.3 million at December 31, 2020 and 2019, respectively. The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At December 31, 2020 and 2019, the Company had cash and cash equivalents of $36.0 million and $35.6 million, respectively, of which $28.0 million and $27.4 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

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

3.Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(table only in thousands)	2020	2019
Contract receivables	$57,435	$58,881
Trade receivables	8,721	12,135
Allowance for doubtful accounts	(3,110)	(2,582)
Total accounts receivable	$63,046	$68,434

Balances billed, but not paid by customers under retainage provisions in contracts that are recorded in deferred charges and other assets within the Consolidated Balance Sheets, amounted to approximately $1.5 million and $0.9 million at December 31, 2020 and 2019, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion.

Provision for doubtful accounts was $0.9 million, $0.3 million and $1.4 million during 2020, 2019 and 2018, respectively, while accounts charged to the allowance were $0.4 million, $0.6 million and $0.8 million during 2020, 2019 and 2018, respectively.

4.Inventories

Inventories consisted of the following:

	December 31,
(table only in thousands)	2020	2019
Raw materials	$14,262	$15,218
Work in process	5,594	7,328
Finished goods	496	654
Obsolescence allowance	(3,009)	(2,622)
Total inventories	$17,343	$20,578

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.5 million, $0.3 million and $0.5 million during 2020, 2019 and 2018, respectively. Items charged to the allowance for inventory write-offs were $0.1 million, $0.1 million and $0.3 million, during 2020, 2019 and 2018, respectively.

5.	Property, Plant and Equipment

	December 31,
(table only in thousands)	2020	2019
Land	$—	$147
Building and improvements	7,594	7,400
Machinery and equipment	26,939	26,993
Property, plant and equipment, gross	34,533	34,540
Less accumulated depreciation	(18,305)	(19,266)
Property, plant and equipment, net	$16,228	$15,274

Depreciation expense was $2.5 million, $2.1 million and $3.5 million for 2020, 2019 and 2018, respectively.

6.	Goodwill and Intangible Assets

(table only in thousands)	Energy Solutions segment	Industrial Solutions segment	Fluid Handling Solutions segment	Totals
Balance of goodwill at December 31, 2018	$97,143	$23,436	$31,577	$152,156
Foreign currency translation	(136)	—	—	(136)
Balance of goodwill at December 31, 2019	97,007	23,436	31,577	152,020
Acquisitions	2,085	7,022	—	9,107
Foreign currency translation	693	—	—	693
Balance of goodwill at December 31, 2020	$99,785	$30,458	$31,577	$161,820

As of December 31, 2020 and 2019, the Company has an aggregate amount of goodwill acquired of $222.5 million and $212.8 million, respectively, and an aggregate amount of impairment losses of $60.7 million which was recognized in 2017.

The Company’s indefinite lived intangible assets as of December 31, 2020 and 2019 consisted of the following:

	Tradenames
(table only in thousands)	2020	2019
Balance beginning of year	$14,291	$18,258
Transfer to finite life classification	(700)	(3,904)
Impairment charge	(850)	—
Foreign currency adjustments	196	(63)
Balance end of year	$12,937	$14,291

During 2020 and 2019, the Company reassessed the useful lives of certain tradenames and determined that $0.7 million and $3.9 million, respectively, of tradenames would have useful lives of 10 years versus indefinite.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets on October 1 at the reporting unit level.

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue and operational profit, and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market method is based on financial multiples of comparable companies and applies a control premium. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit.  Based on this analysis, the estimated fair value of all of our reporting units exceeded their carrying value as of October 1, 2020. There was no goodwill impairment in 2020, 2019 and 2018.

In the 2020 impairment analysis for the Fluid Handling Solutions reporting unit, which had a goodwill balance of $31.6 million at the analysis date, the fair value only exceeded the carrying value by 7%. Management’s projections used to estimate the undiscounted cash flows included modest increase to sales volumes and operational improvements designed to reduce costs. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its 2021 operating plan, can materially affect the expected cash flows, and such impacts can result in a potentially material non-cash impairment charge. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit. We determined that with other assumptions held constant under our weighted income and market method for measuring fair value, a decrease in the projected average revenue growth rates of approximately 90 basis points or a decrease in the projected average EBITDA rates of approximately 105 basis points would result in fair value of the reporting unit being equal to its carrying value.

The Company also performed an impairment analysis for all indefinite life intangible assets, which consists of tradenames, as of October 1, 2020. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges. Under this approach, the estimated fair value of the indefinite life intangible assets exceeded their carrying value for all but one tradename within our Fluid Handling Solutions segment as of the testing date. Accordingly, we recognized impairment charges in our financial results of $0.9 million for the year ended December 31, 2020. There was no impairment charge in 2019 and 2018.

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

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2020		2019
(table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,008	$14,457	$10,686
Customer lists	73,199	48,959	68,943	44,484
Tradenames	6,578	1,758	5,294	1,154
Foreign currency adjustments	(2,826)	(1,954)	(1,869)	(782)
Total finite life intangible assets	$91,408	$61,771	$86,825	$55,542

Amortization expense of finite life intangible assets was $7.4 million, $8.5 million and $9.6 million for 2020, 2019 and 2018, respectively. Amortization over the next five years for finite life intangibles is $6.4 million in 2021, $5.5 million in 2022, $4.6 million in 2023, $3.9 million in 2024, and $2.9 million in 2025.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expense consisted of the following:

	December 31,
(table only in thousands)	2020	2019
Trade accounts payable, including amounts due to subcontractors	$55,899	$48,762
Compensation and related benefits	5,079	5,712
Accrued warranty	4,090	4,664
Contract liability	3,974	5,666
Short-term operating lease liability	2,274	2,610
Other	13,681	10,905
Total accounts payable and accrued expenses	$84,997	$78,319

The activity in the Company’s current portion of earnout liability which is recorded in Accounts payable and accrued expenses on our Consolidated Balance Sheets, consisted of the following:

	December 31,
(table only in thousands)	2020	2019
Earnout accrued at beginning of year	$—	$—
Fair value of earnout at acquisition date (see Note 15)	553	—
Fair value adjustment	1,190	—
Payments	—	—
Earnout accrued at end of year	$1,743	$—

8.	Senior debt

Debt consisted of the following:

	December 31,
(table only in thousands)	2020	2019

Outstanding borrowings under Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

– Term loan	$46,250	$48,750
– Revolving Credit Loan	27,700	18,500
– Unamortized debt discount	(1,334)	(1,749)
Total outstanding borrowings under Credit Facility	72,616	65,501
Less: current portion	(3,125)	(2,500)
Total debt, less current portion	$69,491	$63,001

In 2020, the Company made repayments of $2.5 million on the term loan and had net borrowings on the revolving credit lines of $9.2 million.  Scheduled principal payments under our Credit Facility are $3.1 million in 2021, $3.7 million in 2022, $4.4 million in 2023, and $62.8 million in 2024.

Credit Facility

As of December 31, 2020 and 2019, $7.6 million and $11.0 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $60.8 million and $82.3 million at December 31, 2020 and 2019, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Eurocurrency Rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 2.25% and 3.80% at December 31, 2020 and 2019, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility).  Through September 30, 2021, the maximum Consolidated Net Leverage Ratio is 3.50, after which time it will decrease to 3.25 until the end of the term of the Credit Facility.

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

As of December 31, 2020 and 2019, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2020, $17.2 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.4 million in bank guarantees were outstanding as of December 31, 2020.  As of December 31, 2020, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.	Shareholders’ Equity

Share-Based Compensation

The Company’s 2017 Equity and Incentive Compensation Plan (the “2017 Plan”) was approved by the Company’s stockholders on May 16, 2017 which replaced the 2007 Equity Incentive Plan (the “2007 Plan”).  No further grants will be made under the 2007 Plan, but outstanding awards under the 2007 Plan will continue to be unaffected in accordance with their terms. The 2017 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 1.9 million shares of common stock were authorized for issuance. As of December 31, 2020, 1.1 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant. Stock awards granted to employees generally vest over a period of three to four years from the date of the grant.

On July 6, 2020, in connection with the appointment of our Chief Executive Officer, the Company granted our Chief Executive Officer approximately 94,000 restricted stock units with a fair value of $0.6 million, which are being expensed over the vesting period of four years. The Company also granted our Chief Executive Officer approximately 1.2 million stock options with a fair value of $2.4 million that are being expensed over the vesting period of four years. These grants of restricted stock units and stock options (“2020 Inducement Awards”) were approved by the Board of Directors of the Company and are not included in 2017 Plan.

Share-based compensation expense for stock options and restricted stock awards under these plans was $1.8 million, $2.7 million and $3.1 million for 2020, 2019 and 2018, respectively. The tax benefit related to share based compensation expense was $0.3 million, $0.4 million and $0.5 million in 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on June 11, 2020.  The ESPP is administered by the Compensation Committee. The ESPP allows employees to purchase shares of common stock at a 15% discount from market price and pay for the shares through payroll deductions. Eligible employees can enter the plan at specific “offering dates” that occur in six-month intervals.

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.3 million shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2020, 1.3 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $20,000, $60,000 and $90,000 in 2020, 2019 and 2018, respectively.

Stock Options

The estimated weighted-average fair value of stock options granted during 2020, was $1.98 per option, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For 2020, the Company utilized weighted-average volatility factors of 52.5%.

Expected Term: Due to limited historical exercise data, the Company utilizes the simplified method of determining the expected term based on the vesting schedules and terms of the stock options. For 2020, the Company utilized weighted-average expected term factors of 5.0 years.

Risk-Free Interest Rate: The risk-free interest rate factor utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For 2020, the Company utilized a weighted-average risk-free interest rate factor of 0.3%.

The fair value of stock options is recorded as compensation expense on a straight-line basis over the vesting periods of the options and we account for forfeitures when they occur.

Information related to all stock options under the 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2020, 2019 and 2018 is shown in the tables below:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	410	$11.45	4.7 years
Forfeitures	(71)	10.86
Granted	1,215	11.06
Outstanding at December 31, 2020	1,554	11.17	5.8 years	$195
Exercisable at December 31, 2020	330	11.66	3.0 years	$6

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	507	$10.43	5.2 years
Forfeitures	(31)	6.84
Exercised	(66)	4.10
Outstanding at December 31, 2019	410	11.45	4.7 years	$32
Exercisable at December 31, 2019	355	12.08	4.6 years	$29

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	655	$10.53	6.0 years
Forfeitures	(132)	11.53
Exercised	(16)	5.55
Outstanding at December 31, 2018	507	10.43	5.2 years	$186
Exercisable at December 31, 2018	402	10.52	4.6 years	$186

Restricted Stock Awards

Information related to restricted stock awards under the 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2020, 2019 and 2018 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant.  The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and we account for forfeitures when they occur.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	554	$9.75
Granted	963	5.21
Vested	(217)	9.50
Forfeited	(49)	9.80
Nonvested at December 31, 2018	1,251	6.30
Granted	464	7.50
Vested	(310)	7.24
Forfeited	(84)	6.36
Nonvested at December 31, 2019	1,321	6.80
Granted	648	5.64
Vested	(284)	7.60
Forfeited	(638)	5.91
Nonvested at December 31, 2020	1,047	6.00

The Company received zero, $7,000 and $0.1 million of cash from employees exercising options in 2020, 2019 and 2018, respectively. The intrinsic value of options exercised during 2020, 2019 and 2018 was zero, $0.3 million and $24,000, respectively.

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $6.0 million at December 31, 2020 and will be recognized over a weighted average vesting period of 2.7 years.

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

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates:

	December 31,
(table only in thousands)	2020	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,985	$32,998	$36,327
Interest cost	1,034	1,303	1,190
Actuarial loss (gain)	3,323	3,704	(2,629)
Benefits paid	(2,070)	(2,020)	(1,890)
Projected benefit obligation at end of year	38,272	35,985	32,998
Change in plan assets:
Fair value of plan assets at beginning of year	27,099	24,197	26,836
Actual return (loss) on plan assets	1,629	4,431	(1,388)
Employer contribution	1,887	491	639
Benefits paid	(2,070)	(2,020)	(1,890)
Fair value of plan assets at end of year	28,545	27,099	24,197
Funded status at end of year	$(9,727)	$(8,886)	$(8,801)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	2.10%	2.95%	4.05%

The funded status as of December 31, 2020, 2019 and 2018, was $9.7 million, $8.8 million and $8.8 million, respectively and is recognized in our Consolidated Balance Sheets within other long-term liabilities.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Operations are as follows:

	December 31,
(table only in thousands)	2020	2019	2018
Interest cost	$1,034	$1,303	$1,190
Expected return on plan assets	(1,594)	(1,254)	(1,511)
Amortization of net loss	266	263	238
Net periodic benefit (income) cost	$(294)	$312	$(83)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31,
(table only in thousands)	2020	2019	2018
Net loss	$3,287	$527	$271
Amortization of net actuarial gain	(266)	(263)	(238)
Total recognized in other comprehensive income (loss)	$3,021	$264	$33
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,727	$576	$(50)

The $3.3 million net loss arising in the year were primarily due to decreases in the discount rate, partially offset by higher actual returns on plan assets.

Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2020	2019	2018
Discount Rate	2.95%	4.05%	3.35%
Expected return on assets	6.00%	5.35%	5.75%

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

During 2020, 2019 and 2018, the Company updated the mortality tables (RP-2019 Total Mortality Table, RP-2018 Total Mortality Table, and RP-2017 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

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

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation	Percentage of Plan Assets
	2020	2020	2019
Asset Category:
Cash and cash equivalents	0%	6%	2%
Equity securities	70%	66%	73%
Debt securities	30%	27%	25%
Total	100%	100%	100%

Estimated pension plan cash obligations are $2.2 million, $2.2 million, $2.2 million, $2.2 million, and $2.2 million for 2021 through 2025, respectively, and a total of $10.3 million for the years 2026 through 2030.

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

The levels assigned to the defined benefit plan assets as of December 31, 2020, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,984	$—	$—	$1,984
Equity securities	18,987	—	—	18,987
Debt securities	7,574	—	—	7,574
Total assets	$28,545	$—	$—	$28,545

The levels assigned to the defined benefit plan assets as of December 31, 2019, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$578	$—	$—	$578
Equity securities	19,702	—	—	19,702
Debt securities	6,819	—	—	6,819
Total assets	$27,099	$—	$—	$27,099

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

The Company’s participation in these plans for the year ended December 31, 2020, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 is for the plan’s year-end at December 31, 2019. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/ Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	FIF: Yes -Implemented RP: Yes - Implemented	No	Various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIF: Yes - Implemented	No	May 31, 2022
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	April 30, 2023

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2019. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2020.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $1.0 million, $1.7 million and $1.4 million in 2020, 2019 and 2018, respectively.

We have a 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%.  We made aggregate matching contributions and discretionary contributions of $1.6 million, $1.7 million, and $1.7 million during 2020, 2019 and 2018, respectively.

11.	Leases

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

The components of lease expense were as follows:

	December 31,
(table only in thousands)	2020	2019
Operating lease cost (a)	$3,450	$3,612
Finance lease cost:
Amortization of right-of-use assets	308	309
Interest on lease liability	338	360
Total finance lease cost	646	669
Total lease cost	$4,096	$4,281
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

	December 31,
(table only in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,338	$3,453
Operating cash flows from finance leases	$338	$360
Financing cash flows from finance leases	$467	$478
Right of use assets obtained in exchange for lease obligations
Operating leases	$545	$3,547

Supplemental balance sheet information related to leases was as follows:

	December 31,
(table only in thousands)	2020	2019
Operating leases
Right-of-use assets from operating leases	$11,376	$13,607

Accounts payable and accrued expenses	$2,274	$2,610
Operating lease liabilities	9,310	11,116
Total operating lease liabilities	$11,584	$13,726

Finance leases
Property, plant and equipment, net	$2,947	$3,255

Accounts payable and accrued expenses	$557	$516
Other liabilities	6,783	7,340
Total finance lease liabilities	$7,340	$7,856

Weighted-average remaining lease term as of December 31, 2020 were as follows:
Operating leases	12 years
Finance leases	11 years
Weighted-average discount rate
Operating leases	5.0%
Finance leases	4.5%

As of December 31, 2020, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2021	2,872	872
2022	2,222	889
2023	2,035	907
2024	1,876	925
2025	1,605	943
Thereafter	3,221	4,541
Total minimum lease payments	$13,831	$9,077
Less imputed interest	(2,247)	(1,737)
Lease liability	$11,584	$7,340

12.	Commitments and Contingencies

Legal Proceedings

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2020 for cases involving asbestos-related claims were $3.1 million which together with all legal fees other than corporate counsel expenses; $2.9 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 200 cases pending against the Company as of December 31, 2020 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 209 cases that were pending as of December 31, 2019. During 2020, 77 new cases were filed against the Company, and the Company was dismissed from 81 cases and settled 5 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

13.	Income Taxes

Income (loss) before income taxes was generated in the United States and globally as follows:

(table only in thousands)	2020	2019	2018
Domestic	$3,495	$11,565	$6,230
Foreign	8,349	1,779	(3,733)
	$11,844	$13,344	$2,497

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $0.9 million has been recorded for the deferred taxes on such undistributed foreign earnings as of December 31, 2020. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax expense (benefit) consisted of the following for the years ended December 31:

(table only in thousands)	2020	2019	2018
Current:
Federal	$(239)	$(4,526)	$5,166
State	241	(616)	1,660
Foreign	2,632	1,719	2,834
	2,634	(3,423)	9,660
Deferred:
Federal	1,638	(604)	1,144
State	313	(220)	56
Foreign	(913)	(116)	(1,242)
	1,038	(940)	(42)
	$3,672	$(4,363)	$9,618

The income tax expense (benefit) differs from the statutory rate due to the following:

(table only in thousands)	2020	2019	2018
Tax expense at statutory rate	$2,487	$2,802	$524
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	503	(707)	1,337
Change in uncertain tax position reserves	(115)	(236)	73
Permanent differences related to divestitures	—	(4,201)	7,048
Other permanent differences	601	(842)	693
Impact of rate differences and adjustments	101	884	57
United States tax credits and incentives	153	(2,124)	(354)
Foreign tax credits and incentives	(794)	(1,386)	(1,088)
Change in valuation allowance	(218)	198	1,521
Net deemed distribution on repatriation of foreign earnings	—	—	(1,713)
Foreign withholding taxes on repatriation of foreign earnings	242	646	666
Earnout expense (income)	293	—	(69)
Investment in joint venture	(1,341)	—	—
Net effect GILTI and FDII	1,598	399	(172)
Other	162	204	1,095
	$3,672	$(4,363)	$9,618

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(table only in thousands)	2020	2019
Gross deferred tax assets:
Accrued expenses	$731	$1,167
Reserves on assets	1,777	1,566
Share-based compensation awards	334	410
Minimum pension	2,188	1,946
Net operating loss carry-forwards	3,531	3,141
Tax credit carry-forwards	2,518	2,940
Investment in joint venture	1,505	—
Other	645	371
Depreciation	—	140
Leases	2,556	2,999
Valuation allowances	(5,965)	(5,810)
	$9,820	$8,870
Gross deferred tax liabilities:
Depreciation	(1,159)	—
Goodwill and intangibles	(11,565)	(9,855)
Prepaid expenses and inventory	(438)	(554)
Withholding tax on unremitted foreign earnings	(871)	(646)
Leases	(2,602)	(3,010)
Revenue recognition	(155)	(748)
	(16,790)	(14,813)
Net deferred tax liabilities	$(6,970)	$(5,943)

As of December 31, 2020, the Company has federal net operating loss carry forwards of $0.6 million. Federal net operating losses of $0.1 million will expire in 2037.  The remaining net operating losses can be carried forward indefinitely until the loss is fully recovered.  State and local net operating loss carry forwards total $49.4 million, which expire from 2021 to 2040.  The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization.  The Company also has net operating loss carry forwards in foreign jurisdictions totaling $10.3 million. A full valuation allowance has been established against substantially all of these losses in foreign jurisdictions. As of December 31, 2020 and 2019, the Company has recorded a valuation reserve in the amount of $6.0 million and $5.8 million, respectively. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $(0.2) million, $0.2 million, and $1.5 million in 2020, 2019, and 2018, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2020. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(table only in thousands)	2020	2019
Balance as of January 1,	$254	$939
Additions for tax positions taken in prior years	2	4
Reductions of tax positions taken in prior years	(117)	(240)
Reductions for settlements on tax positions of prior years	—	(449)
Balance as of December 31,	$139	$254

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The reserve for uncertain tax positions includes zero and $0.1 million of interest and penalties as of December 31, 2020 and 2019, respectively. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2015 remain open for all significant state and foreign authorities.

14.	Related Party Transactions

During 2020, 2019 and 2018 we paid fees of $0.1 million, $0.2 million and $0.2 million, respectively, for consulting services to Icarus, through which Jason DeZwirek, our Chairman of our Board, provides services. The services described above are based on a verbal agreement with the Company. The Board of Directors approves the above services on an annual basis.

15.	Acquisitions and Joint Ventures

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed with an additional draw on our revolving credit facility. As additional consideration, the former owners are entitled to earnout payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $0.6 million. During 2020, the Company increased earnout to $1.7 million at December 31, 2020 based on the estimated fair value at that date. Of this change, $1.2 million is recorded as expense in “Amortization and earnout expenses” on the Consolidated Statement of Operations. The change in fair value was a result of EIS performing above initial acquisition operational expectations. The earnout liability is recorded in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

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

Acquisition and integration expenses on the Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. During 2020, EIS accounted for $8.1 million in revenue and $(0.8) million of pre-tax loss (inclusive of the earnout adjustment noted above).

Mader

On July 31, 2020, the Company entered into the JV Agreement with Mader in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO will hold 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% noncontrolling equity interest is in the Consolidated Balance Sheet. The results of the joint venture are included in our Energy Segment. The fair value of Mader’s net assets contributed was $1.0 million. As of December 31, 2020 there were $6.4 million in current assets, $8.9 million in long-lived assets, and $7.6 million in total liabilities related to the Effox-Mader joint venture included in our Consolidated Balance Sheets. Since formation, the joint venture has accounted for $7.7 million in revenue and $(0.2) million of pre-tax loss.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the JV agreement date.

(table only in thousands)
Current assets (including cash of $229)	$2,040
Property and equipment	103
Goodwill	2,085
Deferred income tax asset	287
Total assets assumed	4,515
Current liabilities assumed	(515)
Other liabilities	(500)
Long term debt	(2,508)
Fair value of 30% noncontrolling equity interest in Mader	$992

Goodwill recognized represents value the Company expects to be created by combining the various operations of the joint venture with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to this joint venture is not deductible for tax purposes.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2019:

	December 31,
(table only in thousands, except per share data)	2020	2019
Net sales	$329,801	$368,027
Net income attributable to CECO Environmental Corp	9,728	26,980
Earnings per share:
Basic	$0.28	$0.77
Diluted	$0.27	$0.76

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

16.Divestitures

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

•

Energy Solutions segment:  Our Energy Solutions segment serves the Energy market, where we are a key part of helping meet the global demand for clean energy and lower emissions through our highly engineered and tailored emissions management, silencers and separation solutions and services. Our offerings improve air quality and solves fluid handling needs with market leading technologies, efficiently designed, and customized solutions for the power generation, oil & gas, and petrochemical industries.

•

Industrial Solutions segment:  Our Industrial Solutions segment serves the Air Pollution Control market where our aim is to address the growing need to protect the air we breathe and help our customers’ desires for sustainability upgrades beyond carbon footprint issues.  Our offerings in clean air pollution control, collection and ventilation technologies improve air quality with a compelling solution that enable our customers in the semiconductor manufacturing, electric vehicle production, battery recycling, and wood manufacturing industries to reduce their carbon footprint, lower energy consumption, minimize waste and meet compliance targets for toxic emissions, fumes, volatile organic compounds, and industrial odors.

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

(table only in thousands)	2020	2019	2018
Net Sales (less intra-, inter-segment sales)
Energy Solutions segment	$205,494	$210,319	$211,185
Industrial Solutions segment	74,697	91,347	80,699
Fluid Handling Solutions segment	35,820	40,203	45,455
Net sales	$316,011	$341,869	$337,339

(table only in thousands)	2020	2019	2018
Income from Operations
Energy Solutions segment	$34,170	$33,886	$28,797
Industrial Solutions segment	2,183	5,679	6,308
Fluid Handling Solutions segment	5,037	5,558	7,730
Corporate and Other (1)	(28,044)	(27,133)	(32,833)
Income from operations	$13,346	$17,990	$10,002

(1)	Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general, administrative corporate expenses and loss on divestitures.

(table only in thousands)	2020	2019	2018
Property and Equipment Additions
Energy Solutions segment	$550	$434	$205
Industrial Solutions segment	371	402	756
Fluid Handling Solutions segment	978	3,239	1,226
Corporate and Other	2,046	1,580	903
Property and equipment additions	$3,945	$5,655	$3,090

(table only in thousands)	2020	2019	2018
Depreciation and Amortization
Energy Solutions segment	$4,957	$6,084	$8,112
Industrial Solutions segment	1,589	1,320	1,067
Fluid Handling Solutions segment	2,610	2,795	3,517
Corporate and Other	765	410	576
Depreciation and amortization	$9,921	$10,609	$13,272

	December 31,
(table only in thousands)	2020	2019
Identifiable Assets
Energy Solutions segment	$270,573	$254,752
Industrial Solutions segment	69,465	64,725
Fluid Handling Solutions segment	65,739	71,572
Corporate and Other (2)	13,537	17,588
Identifiable assets	$419,314	$408,637

(2)	Corporate assets primarily consist of cash and income tax related assets.

	December 31,
(table only in thousands)	2020	2019
Goodwill
Energy Solutions segment	$99,785	$97,007
Industrial Solutions segment	30,458	23,436
Fluid Handling Solutions segment	31,577	31,577
Goodwill	$161,820	$152,020

Intra-segment and Inter-segment Revenues

The Company has divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2020
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions segment	$218,290	$(11,333)	$(725)	$—	$(738)	$205,494
Industrial Solutions segment	88,694	(12,749)	—	(1,232)	(16)	74,697
Fluid Handling Solutions segment	36,761	(902)	(39)	—	—	35,820
Net Sales	$343,745	$(24,984)	$(764)	$(1,232)	$(754)	$316,011

	Year Ended December 31, 2019
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions segment	$217,359	$(6,650)	$(390)	$—	$—	$210,319
Industrial Solutions segment	101,369	(8,278)	—	(1,677)	(67)	91,347
Fluid Handling Solutions segment	41,717	(1,300)	(214)	—	—	40,203
Net Sales	$360,445	$(16,228)	$(604)	$(1,677)	$(67)	$341,869

	Year Ended December 31, 2018
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra - Segment Sales	Industrial	Energy	Fluid	Net Sales to Outside Customers
Net Sales
Energy Solutions segment	$220,334	$(7,912)	$(1,232)	$—	$(5)	$211,185
Industrial Solutions segment	84,424	(3,084)	—	(600)	(41)	80,699
Fluid Handling Solutions segment	47,561	(1,483)	(616)	(7)	—	45,455
Net Sales	$352,319	$(12,479)	$(1,848)	$(607)	$(46)	$337,339

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2020, 2019, or 2018.

For 2020, 2019, and 2018, sales to customers outside the United States, including export sales, accounted for approximately 35%, 30%, and 33%, respectively, of consolidated net sales. The largest portion of export sales in 2020 was destined for Europe (11.7%), and Asia (11.4%). Of consolidated long-lived assets, $29.0 million and $16.9 million were located outside of the United States as of December 31, 2020 and 2019, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2020 were in Europe ($25.4 million).