Form 10-Q
period 2021-03-31
CECO ENVIRONMENTAL CORP
filed 2021-05-06
CIK 3197

same

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,604,634 shares of common stock, par value $0.01 per share, as of April 30, 2021.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2021

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,864	$35,992
Restricted cash	2,386	1,819
Accounts receivable, net	66,468	63,046
Costs and estimated earnings in excess of billings on uncompleted contracts	41,173	45,498
Inventories, net	16,398	17,343
Prepaid expenses and other current assets	11,369	11,530
Prepaid income taxes	2,838	7,790
Assets held for sale	—	467
Total current assets	181,496	183,485
Property, plant and equipment, net	16,175	16,228
Right-of-use assets from operating leases	10,729	11,376
Goodwill	161,652	161,820
Intangible assets – finite life, net	31,021	29,637
Intangible assets – indefinite life	9,720	12,937
Deferred charges and other assets	2,864	3,831
Total assets	$413,657	$419,314
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,437	$3,125
Accounts payable and accrued expenses	85,518	84,997
Billings in excess of costs and estimated earnings on uncompleted contracts	17,107	20,691
Income taxes payable	—	543
Total current liabilities	106,062	109,356
Other liabilities	20,183	20,576
Debt, less current portion	65,955	69,491
Deferred income tax liability, net	6,964	6,970
Operating lease liabilities	8,842	9,310
Total liabilities	208,006	215,703
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,567,511 and 35,504,757 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	356	355
Capital in excess of par value	255,982	255,296
Accumulated loss	(36,960)	(38,141)
Accumulated other comprehensive loss	(14,441)	(14,496)
	204,937	203,014
Less treasury stock, at cost, 137,920 shares at March 31, 2021 and December 31, 2020	(356)	(356)
Total CECO shareholders’ equity	204,581	202,658
Noncontrolling interest	1,070	953
Total shareholders' equity	205,651	203,611
Total liabilities and shareholders' equity	$413,657	$419,314

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2021	2020
Net sales	$71,892	$80,486
Cost of sales	47,485	52,207
Gross profit	24,407	28,279
Selling and administrative expenses	19,454	21,953
Amortization and earnout expenses	1,791	1,713
Restructuring expenses	—	374
Acquisition and integration expenses	108	—
Income from operations	3,054	4,239
Other (expense) income, net	(480)	975
Interest expense	(725)	(1,023)
Income before income taxes	1,849	4,191
Income tax expense	551	779
Net income	1,298	3,412
Noncontrolling interest	117	—
Net income attributable to CECO Environmental Corp.	$1,181	$3,412
Earnings per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Weighted average number of common shares outstanding:
Basic	35,396,705	35,155,377
Diluted	35,774,208	35,394,865

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2021	2020
Net income	$1,298	$3,412
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	55	(2,268)
Comprehensive income	$1,353	$1,144

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income for the three-months ended March 31, 2020				3,412					3,412
Restricted stock units issued	63	1	(153)	—					(152)
Share based compensation earned	—	—	597	—					597
Translation loss					(2,268)				(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$—	$194,606

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three-months ended March 31, 2021				1,181				117	1,298
Exercise of stock options	2	—	13						13
Restricted stock units issued	40	1	(134)	—					(133)
Share based compensation earned	21	—	807	—					807
Translation gain					55				55
Balance March 31, 2021	35,568	$356	$255,982	$(36,960)	$(14,441)	(138)	$(356)	$1,070	$205,651

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,298	$3,412
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,435	2,196
Unrealized foreign currency (gain) loss	576	505
Gain on sale of property and equipment	(66)	—
Debt discount amortization	102	104
Share-based compensation expense	693	597
Bad debt (recoveries) expense	(41)	46
Inventory reserve expense	108	69
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(3,493)	12,190
Costs and estimated earnings in excess of billings on uncompleted contracts	4,319	(5,927)
Inventories	456	1,765
Prepaid expense and other current assets	5,269	(3,022)
Deferred charges and other assets	822	491
Accounts payable and accrued expenses	1,548	(4,611)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,564)	(375)
Income taxes payable	(499)	(6)
Other liabilities	(55)	(433)
Net cash provided by operating activities	9,908	7,001
Cash flows from investing activities:
Acquisitions of property and equipment	(492)	(976)
Proceeds from sale of property and equipment	534	—
Net cash provided by (used in) by investing activities	42	(976)
Cash flows from financing activities:
Borrowings on revolving credit lines	9,200	49,500
Repayments on revolving credit lines	(11,900)	(6,500)
Repayments of long-term debt	(625)	(625)
Payments on finance leases and financing liability	(135)	(125)
Earnout Payments	(823)	—
Proceeds from employee stock purchase plan and exercise of stock options	128	—
Net cash (used in) provided by financing activities	(4,155)	42,250
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(356)	(1,127)
Net increase in cash, cash equivalents and restricted cash	5,439	47,148
Cash, cash equivalents and restricted cash at beginning of period	37,811	36,958
Cash, cash equivalents and restricted cash at end of period	$43,250	$84,106
Cash paid (received) during the period for:
Interest	$641	$1,056
Income taxes	$(3,717)	$133

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “CECO”, “we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021 and the results of operations, cash flows and shareholders’ equity for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 3, 2021 (the “Form 10-K”).

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of April 30, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad.  It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant.  COVID-19 has had, and may continue to have, a negative impact on the Company's ongoing operations and the end markets in which it serves.  However, the full impact of the COVID-19 pandemic continues to evolve as of the date of this filing, and as such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.  Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce.

2.	New Financial Accounting Pronouncements

Accounting Standards adopted in Fiscal 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021 and did not a material impact on our financial statements.

Accounting Standards Yet to be Adopted

None.

3.     Accounts Receivable

(table only in thousands)	March 31, 2021	December 31, 2020
Contract receivables	$58,193	$57,435
Trade receivables	11,151	8,721
Allowance for doubtful accounts	(2,876)	(3,110)
Total accounts receivable	$66,468	$63,046

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.5 million at March 31, 2021 and December 31, 2020, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

The Company had net recoveries of bad debts of approximately $41,000 for the three-months ended March 31, 2021 compared with bad debt expense of approximately $46,000 for the three-months ended March 31, 2020.

4.	Inventories

(table only in thousands)	March 31, 2021	December 31, 2020
Raw materials	$13,591	$14,262
Work in process	5,208	5,594
Finished goods	643	496
Obsolescence allowance	(3,044)	(3,009)
Total inventories	$16,398	$17,343

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million for the three-months ended March 31, 2021 and 2020.

5.	Goodwill and Intangible Assets

(table only in thousands)	Three months ended March 31, 2021		Year ended December 31, 2020
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,820	$12,937	$152,020	$14,291
Acquisitions	—	—	$9,107	—
Transfers to finite life classification	—	(3,150)	—	(700)
Impairment charge	—	—	—	(850)
Foreign currency translation	(168)	(67)	693	196
	$161,652	$9,720	$161,820	$12,937

(table only in thousands)	As of March 31, 2021		As of December 31, 2020
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,183	$14,457	$13,008
Customer lists	73,199	50,221	73,199	48,959
Tradenames	9,728	2,001	6,578	1,758
Foreign currency adjustments	(2,516)	(1,558)	(2,826)	(1,954)
	$94,868	$63,847	$91,408	$61,771

Activity for the three-months ended March 31, 2021 and 2020 is as follows:

(table only in thousands)	2021	2020
Intangible assets – finite life, net at beginning of period	$29,637	$31,283
Amortization expense	(1,685)	(1,713)
Transfers from indefinite life classification	3,150	—
Foreign currency adjustments	(81)	(110)
Intangible assets – finite life, net at end of period	$31,021	$29,460

Amortization expense of finite life intangible assets was $1.7 million for the three-months ended March 31, 2021 and 2020. Amortization over the next five years for finite life intangibles is expected to be $5.0 million for the remainder of 2021, $5.8 million in 2022, $5.0 million in 2023, $4.3 million in 2024, and $3.2 million in 2025.

During the three-month period ended March 31, 2021, the Company reassessed the useful lives of certain tradenames and determined that $3.2 million of their tradenames would have useful lives of 10 years now versus indefinite.

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

As of March 31, 2021, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three-month period March 31, 2021 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6.	Accounts Payable and Accrued Expenses

(table only in thousands)	March 31, 2021	December 31, 2020
Trade accounts payable, including amounts due to subcontractors	$55,789	$55,899
Compensation and related benefits	5,237	5,079
Accrued warranty	3,950	4,090
Contract liabilities	6,399	3,974
Short-term lease liability	2,115	2,274
Other	12,028	13,681
Total accounts payable and accrued expenses	$85,518	$84,997

7.	Senior Debt

Debt consisted of the following:

(table only in thousands)	March 31, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$45,625	$46,250
- Revolving Credit Loan	25,000	27,700
- Unamortized debt discount	(1,233)	(1,334)
Total outstanding borrowings under the Credit Facility	69,392	72,616

Less: current portion	(3,437)	(3,125)
Total debt, less current portion	$65,955	$69,491

Scheduled principal payments under our Credit Facility are $2.5 million remaining in 2021, $3.7 million in 2022, $4.4 million in 2023, and $60.0 million in 2024.

United States Debt

As of March 31, 2021 and December 31, 2020, $7.9 million and $7.6 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $52.8 million and $60.8 million at March 31, 2021 and December 31, 2020, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 2.20% and 2.31% at March 31, 2021 and December 31, 2020, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Faciity). Through September 30, 2021, the maximum Consolidated Net Leverage Ratio is 3.50, after which time the Consolidated Net Leverage Ratio will decrease to 3.25 until the end of the term of the Credit Facility.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of March 31, 2021, $24.0 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.4 million in bank guarantees were outstanding as of March 31, 2021.  As of March 31, 2021, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8.	Earnings per Share

The computational components of basic and diluted earnings per share for the three-months ended March 31, are below.

(table only in thousands)	2021	2020
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,181	$3,412

Denominator
Basic weighted-average shares outstanding	35,397	35,155
Common stock equivalents arising from stock options and restricted stock awards	377	240
Diluted weighted-average shares outstanding	35,774	35,395

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-months ended March 31, 2021 and 2020, 1.5 million and 0.4 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.7 million and $0.6 million of share-based compensation related expense during the three-months ended March 31, 2021 and 2020, respectively.

The Company granted zero restricted stock units during the three-months ended March 31, 2021 and 2020, respectively..

There were 2,000 and zero options exercised during the three-months ended March 31, 2021 and 2020, respectively.  The Company received approximately $13,000 in cash from a non-employee director exercising options during the three-months ended March 31, 2021. The intrinsic value of options exercised during the three-months March 31, 2021 was approximately $3,000.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended March 31,
(table only in thousands)	2021	2020
Pension plan:
Interest cost	$194	$258
Expected return on plan assets	(378)	(350)
Amortization of net actuarial loss	103	65
Net periodic benefit (gain) cost	$(81)	$(27)
Health care plan:
Interest cost	$1	$1
Amortization of loss	2	2
Net periodic benefit cost	$3	$3

We made contributions to our defined benefit plans of zero and approximately $0.1 million during the three-months ended March 31, 2021 and 2020, respectively. For the remainder of 2021, we do not expect to make any contributions to fund the pension plan and the retiree health care plan. The unfunded liability of the plans of $9.6 million and $9.7 million as of March 31, 2021 and December 31, 2020, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2017 forward remain open for examination by Federal authorities. Tax years from 2014 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2021 and December 31, 2020, the liability for uncertain tax positions totaled approximately $0.2 million and $0.1 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of March 31, 2021 and December 31, 2020, we have recorded deferred income taxes of $1.0 million and $0.9 million, respectively, on the undistributed earnings of our foreign subsidiaries.

Income tax expense was $0.6 million and $0.8 million for the first quarter of 2021 and 2020, respectively. The effective income tax rate for the first quarter of 2021 was 29.8% compared with 18.6% for first quarter of 2020.  The effective income tax rate for the first quarter of 2021 is higher than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2021 and December 31, 2020, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $70.6 million and $74.0 million at March 31, 2021 and December 31, 2020, respectively. The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $40.9 million and $36.0 million, respectively, of which $26.4 million and $28.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2021 for cases involving asbestos-related claims were $3.3 million, of which, together with all legal fees other than corporate counsel expenses, $3.1 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 203 cases pending against the Company as of March 31, 2021 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 200 cases that were pending as of December 31, 2020. During the three-months ended March 31, 2021, 25 new cases were filed against the Company, and the Company was dismissed from 17 cases and settled five cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed with an additional draw on our revolving credit facility. As additional consideration, the former owners are entitled to earnout payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $0.6 million. During 2020, the Company increased the earnout to $1.7 million at December 31, 2020 based on the estimated fair value at that date. The change in fair value was a result of EIS performing above initial acquisition operational expectations in 2020. As of March 31, 2021 earnout liability is $0.9 million and is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.

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

Acquisition and integration expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. During the three months ended March 31, 2021, EIS accounted for $2.7 million in revenue and $0.2 million of net income included in the Company’s results.

Mader

On July 31, 2020, the Company entered into a joint venture agreement (“JV Agreement”) with Mader Holdings L.P. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO will hold 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% noncontrolling equity interest is in the Consolidated Balance Sheet. The results of the joint venture are included in our Engineered Systems segment. The fair value of Mader’s net assets contributed was $1.0 million. As of March 31, 2021 there were $5.9 million in current assets, $8.8 million in long-lived assets, and $6.4 million in total liabilities related to the Effox-Mader joint venture included in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 Mader accounted for $4.9 million in revenue and $0.6 million of net income included in the Company’s results.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2020:

	March 31,
(table only in thousands, except per share data)	2021	2020
Net sales	$71,892	$88,799
Net income attributable to CECO Environmental Corp	1,181	4,363
Earnings per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

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

The Company’s operations are organized and reviewed by management along with its solutions or end markets that the segment serves and presented in two reportable segments. During the first quarter of 2021, management determined that a realignment of the Company’s segments was necessary to better reflect the solutions we provide, and the end markets we serve. As a result of this realignment, we combined the operating results of the prior Industrial Solutions segment and Fluid Handling Solutions segment into a single reportable segment named the Industrial Process Solutions segment. In addition, the Energy Solutions segment was renamed the Engineered Systems segment. The results of the segments are reviewed through the “Income from operations” line on the Condensed Consolidated Statements of Income.

The Company’s reportable segments are organized as groups of similar solutions and end markets served, as described as follows:

Engineered Systems segment:  Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/waste water, and oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered emissions management, product recovery, water and gas separation solutions.

Industrial Process Solutions segment:  Our Industrial Process Solutions segment is the combination of the segments formerly known as our Industrial Solutions segment and our Fluid Handling Solutions segment, which serves the broad air pollution control, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets.  We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption and minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors.

The financial segment information is presented in the following tables:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Net Sales (less intra-, inter-segment sales)
Engineered Systems	$42,057	$50,646
Industrial Process Solutions	29,835	29,840
Net sales	$71,892	$80,486

	Three months ended March 31,
(dollars in thousands)	2021	2020
Income from Operations
Engineered Systems	$6,170	$8,557
Industrial Process Solutions	3,822	3,096
Corporate and Other(1)	(6,938)	(7,414)
Income from operations	$3,054	$4,239

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(dollars in thousands)	2021	2020
Property and Equipment Additions
Engineered Systems	$9	$197
Industrial Process Solutions	190	579
Corporate and Other	293	200
Property and equipment additions	$492	$976

	Three months ended March 31,
(dollars in thousands)	2021	2020
Depreciation and Amortization
Engineered Systems	$1,067	$1,221
Industrial Process Solutions	1,068	928
Corporate and Other	300	47
Depreciation and amortization	$2,435	$2,196

(dollars in thousands)	March 31, 2021	December 31, 2020
Identifiable Assets
Engineered Systems	$264,607	$270,573
Industrial Process Solutions	137,351	135,204
Corporate and Other(2)	11,699	13,537
Identifiable assets	$413,657	$419,314

(2) Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	March 31, 2021	December 31, 2020
Goodwill
Engineered Systems	$99,617	$99,785
Industrial Process Solutions	62,035	62,035
Goodwill	$161,652	$161,820

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended March 31, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems	$44,476	$(2,374)	$(45)	$—	$42,057
Industrial Process Solutions	32,933	(2,774)	—	(324)	29,835
Net Sales	$77,409	$(5,148)	$(45)	$(324)	$71,892

	Three months ended March 31, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems	$53,338	$(2,535)	$(157)	$—	$50,646
Industrial Process Solutions	33,890	(3,666)	—	(384)	29,840
Net Sales	$87,228	$(6,201)	$(157)	$(384)	$80,486

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-months ended March 31, 2021 and 2020 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (the “Company”, “CECO”, “we”, “us”, or “our”) is a global leader in industrial air quality and fluid handling serving the energy, industrial and other niche markets through an attractive asset-light business model. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities, including equipment that controls emissions from such facilities, as well as fluid handling and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

CECO serves diverse industries globally by working to improve air quality, optimizing the energy value chain, and providing customized Engineered Systems in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of April 30, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing operations.  Within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws and are observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services.. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our international operations. Some of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we continue to work closely with our global supply chain to proactively support customers during this critical time.  We cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain as a result of the COVID-19 pandemic. Notwithstanding the Company's continued efforts, as the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or suppliers will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. COVID-19 has had and may have further negative impacts on its operations, customers and supply chain despite the preventative and precautionary measures being taken.  COVID-19 began to impact the Company during the first quarter of 2020 and if the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Note Regarding Use of Non-GAAP Financial Measures

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its core ongoing operational performance.

As a result, the Company provides financial information in this Management’s Discussion and Analysis that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this non-GAAP financial information because the Company’s management utilizes it to evaluate its ongoing financial performance and the Company believes it provides greater transparency to investors as supplemental information to its GAAP results.

The Company provides non-GAAP operating income and non-GAAP operating margin to exclude certain items that the Company believes are not indicative of its ongoing operations. These items relate to the Company’s acquisitions, divestitures and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and income associated with the acquisition and divestitures.  While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the financial impact of these transactions as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
(dollars in millions)	2021	2020
Net sales	$71.9	$80.5
Cost of sales	$47.5	$52.2
Gross profit	$24.4	$28.3
Percent of sales	33.9%	35.2%
Selling and administrative expenses	19.4	22.0
Percent of sales	27.0%	27.3%
Amortization and earnout expenses	1.8	1.7
Restructuring expenses	—	0.4
Acquisition and integration expenses	0.1	—
Operating income	$3.1	$4.2
Operating margin	4.3%	5.2%

To compare operating performance between the three-months ended March 31, 2021 and 2020, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(dollars in millions)	2021	2020
Operating income as reported in accordance with GAAP	$3.1	$4.2
Operating margin in accordance with GAAP	4.3%	5.2%
Amortization and earnout expenses	1.8	1.7
Restructuring expenses	—	0.4
Acquisition and integration expenses	0.1	—
Non-GAAP operating income	$5.0	$6.3
Non-GAAP operating margin	7.0%	7.8%

Net sales for the first quarter of 2021 decreased $8.6 million, or 10.7%, to $71.9 million compared with $80.5 million in the first quarter of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $4.9 million in custom-designed sheet metal fabrication, $4.2 million in custom-engineered cyclone systems, $3.6 million in our selective catalytic reduction (“SCR”) technologies and $0.5 million in De-Nox and emissions management systems. These decreases were partially offset by increases of $2.7 million in our volatile organic compounds (“VOC”) abatement solutions from the Environmental Integrated Solutions (“EIS”) acquisition and $2.0 million in regenerative thermal Oxidizer (“RTO”) system solutions.

Gross profit decreased $3.9 million, or 13.7%, to $24.4 million in the first quarter of 2021 compared with $28.3 million in the same period of 2020. The decrease in gross profit is primarily related to the decrease in net sales and the mix of products sold during the period. Gross profit as a percentage of sales decreased to 33.9% in the first quarter of 2021 compared with 35.2% in the first quarter of 2020.

Orders booked were $92.1 million during the first quarter of 2021 as compared with $75.7 million during the first quarter of 2020.  The increase in orders is primarily attributable to increases in the electrical vehicle production, engineered wood, refinery and power generation end markets.

Selling and administrative expenses were $19.5 million for the first quarter of 2021 compared with $22.0 million for the first quarter of 2020. The decrease is primarily attributable to the proactive cost reduction measures related to the COVID-19 pandemic which were implemented in the second quarter of 2020. Selling and administrative expenses as a percentage of sales was 27.1% in first quarter of 2021 compared with 27.3% in the first quarter of 2020.

Amortization and earnout expense was $1.8 million for the first quarter of 2021 compared with $1.7 million in first quarter of 2020. The increase in expense is attributable $0.1 million increase in earnout expense.

Operating income decreased $1.1 million to $3.1 million in the first quarter of 2021 compared with $4.2 million during the first quarter of 2020.  Non-GAAP operating income was $5.0 million for the first quarter of 2021 compared with $6.3 million for the first quarter of 2020. The decrease in operating income and non-GAAP operating income is primarily attributable to the decline in sales partially offset by the decrease in selling and administration expense, as described above. Operating income as a percentage of sales decreased to 4.3% for the first quarter of 2021 from 5.2% in the first quarter of 2020. Non-GAAP operating income as a percentage of sales decreased to 6.8% for the first quarter of 2021 from 7.8% for the first quarter of 2020.

Interest expense decreased to $0.7 million in the first quarter of 2021 compared with $1.0 million in the first quarter of 2020. The decrease in interest expense is primarily due to a reduced debt balance for the three-month period in 2021 compared to 2020.

Income tax expense was $0.6 million and $0.8 million for the first quarter of 2021 and 2020, respectively. The effective income tax rate for the first quarter of 2021 was 29.8% compared with 18.6% for first quarter of 2020.  The effective income tax rate for the first quarter of 2021 is higher than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

During the first quarter of 2021, management determined that a realignment of the Company’s segments was necessary to better reflect the solutions we provide, and the end markets we serve. As a result of this realignment, we combined the operating results of the prior Industrial Solutions segment and Fluid Handling Solutions segment into a single reportable segment named the Industrial Process Solutions segment. In addition, the Engineered Solutions segment was renamed the Engineered Systems segment. The results of the segments for the prior year periods have been re-cast to reflect this re-alignment.  See note 15 to the consolidated financial statements included in this report.

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
(dollars in thousands)	2021	2020
Net Sales (less intra- and inter-segment sales)
Engineered Systems	$42,057	$50,646
Industrial Process Solutions	29,835	29,840
Net sales	$71,892	$80,486

	Three months ended March 31,
(dollars in thousands)	2021	2020
Income from Operations
Engineered Systems	$6,170	$8,557
Industrial Process Solutions	3,822	3,096
Corporate and Other(1)	(6,938)	(7,414)
Income from operations	$3,054	$4,239

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales decreased $8.5 million to $42.1 million in the first quarter of 2021 compared with $50.6 million in the same period of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $4.2 million in custom-engineered cyclone systems, $3.6 million in our SCR technologies and $0.5 million in De-Nox and emissions management systems.

Operating income for the Engineered Systems segment decreased $2.4 million to $6.2 million in the first quarter of 2021 compared with $8.6 million in the same period of 2020. The change is primarily attributable to decrease in gross profit of $3.4 million due to unfavorable product mix, offset by a decrease of $0.8 million in administrative expenses related to the proactive cost reduction measures related to the COVID-19 pandemic which were not implemented until the second quarter of 2020 and a decrease of $0.2 million in amortization expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales were $29.8 million in the first quarter of 2021 and 2020, respectively. Net sales remained consistent with the prior year period due to current year net sales increases of $2.7 million in our VOC abatement solutions business from the EIS acquisition, $2.0 million in RTO system solutions, and $0.3 million in metallic pumps, partially offset by a decrease of $4.9 million in custom-designed sheet metal fabrication.

Operating income for the Industrial Process Solutions segment increased $0.7 million to $3.8 million in the first quarter of 2021 compared with $3.1 million in the first quarter of 2020. The increase is primarily attributable to a $1.3 million decrease in selling and administration expenses related to proactive cost reduction measures related to the COVID-19 pandemic which were not implemented until the second quarter of 2020, partially offset by a $0.5 million decrease in gross profit primarily due to unfavorable product mix.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $0.4 million to $7.0 million in the first quarter of 2021 compared with $7.4 million in the first quarter of 2020. The decrease is attributable to $0.2 million in restructuring expenses related to the first quarter of 2020 and a $0.2 million decrease in 2021 selling and administration expenses due to proactive cost reduction measures related to the COVID-19 pandemic which were not implemented until the second quarter of 2020.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog increased to $203.1 million as of March 31, 2021 from $183.1 million as of December 31, 2020.  Our customers may have the right to cancel a given order. Historically cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At March 31, 2021, the Company had working capital of $75.4 million, compared with $74.1 million at December 31, 2020.  The ratio of current assets to current liabilities was 1.71 to 1.00 on March 31, 2021, as compared with a ratio of 1.68 to 1.00 at December 31, 2020.

At March 31, 2021 and December 31, 2020, cash and cash equivalents totaled $40.9 million and $36.0 million, respectively. As of March 31, 2021 and December 31, 2020, $26.4 million and $28.0 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	March 31, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$45,625	$46,250
- Revolving Credit Loan	25,000	27,700
- Unamortized debt discount	(1,233)	(1,334)
Total outstanding borrowings under Credit Facility	$69,392	$72,616

Less: current portion	(3,437)	(3,125)
Total debt, less current portion	$65,955	$69,491

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of March 31, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(25.0)	(27.7)
Letters of credit open	(7.9)	(7.6)
Total unused credit availability	$107.1	$104.7
Amount available based on borrowing limitations	$52.8	$60.8

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$9,908	$7,001
Net cash provided by (used in) investing activities	42	(976)
Net cash (used in) provided by financing activities	(4,155)	42,250
Effect of exchange rate changes on cash and cash equivalents	(356)	(1,127)
Net increase in cash	$5,439	$47,148

Operating Activities

For the three-months ended March 31, 2021, $9.9 million of cash was provided by operating activities compared with $7.0 million in the prior year period, a $2.9 million increase. Cash flow from operating activities in the first quarter of 2021 had a favorable impact year-over-year primarily due to certain improvements in net working capital.

Investing Activities

For the three-months ended March 31, 2021, net cash used in investing activities was $42,000, which consisted of $(0.5) million of acquisition of property and equipment, offset by $0.5 million of proceeds from the disposal of assets held for sale, compared with $0.1 million in the prior year period.

Financing Activities

For the three-months ended March 31, 2021, $(4.2) million was used in financing activities compared with $42.3 million provided by financing activities in the prior year period, a decrease of $46.5 million. For the three-months ended March 2021, the Company used $(0.8) million to make earnout payments and received $0.1 million from proceeds from employee stock purchase plan and exercise of stock options. Additionally, for the first three-months ended March 31, 2021 and 2020, $(2.7) million and $(1.7), respectively were used for repayments on the Company’s revolving credit lines. In the prior year period, as a proactive measure, related to COVID-19, the Company elected to drawdown $40.0 million from its revolving credit facility, to supplement the Company’s already strong cash position.

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

Management believes there have been no changes during the three-month period ended March 31, 2021, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and include, but are not limited to:

•	the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
•	dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•	the effect of growth on CECO’s infrastructure, resources, and existing sales;
•	the ability to expand operations in both new and existing markets;
•	the potential for contract delay or cancellation;
•	liabilities arising from faulty services or products that could result in significant professional or product liability, warranty, or other claims;
•	changes in or developments with respect to any litigation or investigation;

•	failure to meet timely completion or performance standards that could result in higher cost and reduced profits or, in some cases, losses on projects;
•	the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges;
•	the substantial amount of debt incurred in connection with our strategic transactions and our ability to repay or refinance it or incur additional debt in the future;
•	the impact of federal, state or local government regulations;
•	economic and political conditions generally;
•	our ability to successfully realize the expected benefits of our restructuring program;
•	our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions;
•

unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with COVID-19, as well as management’s response to any of the aforementioned factors.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $70.6 million at March 31, 2021. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2021. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2021 is $0.2 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer

Date: May 6, 2021