Form 10-Q
period 2021-06-30
CECO ENVIRONMENTAL CORP
filed 2021-08-03
CIK 3197

same

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,771,283 shares of common stock, par value $0.01 per share, as of July 30, 2021.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2021

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,229	$35,992
Restricted cash	2,291	1,819
Accounts receivable, net	65,650	63,046
Costs and estimated earnings in excess of billings on uncompleted contracts	46,839	45,498
Inventories, net	17,271	17,343
Prepaid expenses and other current assets	12,729	11,530
Prepaid income taxes	3,216	7,790
Assets held for sale	—	467
Total current assets	180,225	183,485
Property, plant and equipment, net	15,895	16,228
Right-of-use assets from operating leases	10,420	11,376
Goodwill	161,782	161,820
Intangible assets – finite life, net	29,369	29,637
Intangible assets – indefinite life	9,738	12,937
Deferred charges and other assets	3,273	3,831
Total assets	$410,702	$419,314
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,750	$3,125
Accounts payable and accrued expenses	81,938	84,997
Billings in excess of costs and estimated earnings on uncompleted contracts	19,232	20,691
Income taxes payable	—	543
Total current liabilities	104,920	109,356
Other liabilities	19,645	20,576
Debt, less current portion	63,720	69,491
Deferred income tax liability, net	7,100	6,970
Operating lease liabilities	8,484	9,310
Total liabilities	203,869	215,703
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,749,488 and 35,504,757 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	357	355
Capital in excess of par value	256,598	255,296
Accumulated loss	(36,667)	(38,141)
Accumulated other comprehensive loss	(14,151)	(14,496)
	206,137	203,014
Less treasury stock, at cost, 137,920 shares at June 30, 2021 and December 31, 2020	(356)	(356)
Total CECO shareholders' equity	205,781	202,658
Noncontrolling interest	1,052	953
Total shareholders' equity	206,833	203,611
Total liabilities and shareholders' equity	$410,702	$419,314

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net sales	$78,680	$75,170	$150,572	$155,656
Cost of sales	53,426	49,354	100,910	101,561
Gross profit	25,254	25,816	49,662	54,095
Selling and administrative expenses	20,510	18,407	39,965	40,383
Amortization and earnout expenses	2,282	1,785	4,072	3,498
Restructuring expenses	280	530	280	882
Acquisition and integration expenses	37	699	146	699
Income from operations	2,145	4,395	5,199	8,633
Other (expense) income, net	(860)	371	(1,339)	1,347
Interest expense	(704)	(944)	(1,430)	(1,967)
Income before income taxes	581	3,822	2,430	8,013
Income tax expense	199	564	750	1,343
Net income	382	3,258	1,680	6,670
Noncontrolling interest	89	—	206	—
Net income attributable to CECO Environmental Corp.	$293	$3,258	$1,474	$6,670
Earnings per share:
Basic	$0.01	$0.09	$0.04	$0.19
Diluted	$0.01	$0.09	$0.04	$0.19
Weighted average number of common shares outstanding:
Basic	35,491,725	35,275,729	35,444,477	35,215,553
Diluted	35,819,269	35,410,182	35,797,001	35,402,524

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$382	$3,258	$1,680	$6,670
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	290	1,175	345	(1,093)
Comprehensive income	$672	$4,433	$2,025	$5,577

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income for the three-months ended March 31, 2020				3,412					3,412
Restricted stock units issued	63	1	(153)	—					(152)
Share based compensation earned	—	—	597	—					597
Translation loss					(2,268)				(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$—	$194,606
Net income for the three-months ended June 30, 2020				3,258					3,258
Restricted stock units issued	155	1	(144)	(8)					(151)
Share based compensation earned	—	—	154	—					154
Translation gain					1,175				1,175
Balance June 30, 2020	35,493	$355	$254,323	$(39,682)	$(15,598)	(138)	$(356)	$—	$199,042

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three-months ended March 31, 2021				1,181				117	1,298
Exercise of stock options	2	—	13						13
Restricted stock units issued	40	1	(134)	—					(133)
Share based compensation earned	21	—	807	—					807
Translation gain					55				55
Balance March 31, 2021	35,568	356	255,982	(36,960)	(14,441)	(138)	(356)	$1,070	$205,651
Net income for the three-months ended June 30, 2021				293				89	382
Restricted stock units issued	181	1	(271)	—					(270)
Share based compensation earned	—	—	887	—					887
Translation gain					290				290
Noncontrolling interest distribution								(107)	(107)
Balance June 30, 2021	35,749	$357	$256,598	$(36,667)	$(14,151)	(138)	$(356)	$1,052	$206,833

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,680	$6,670
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,906	4,648
Unrealized foreign currency loss (gain)	1,628	(52)
Fair value adjustment to earnout liabilities	500	—
Gain on sale of property and equipment	(67)	—
Debt discount amortization	203	208
Share-based compensation expense	1,581	751
Bad debt expense	110	457
Inventory reserve expense	209	269
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(2,638)	8,623
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,319)	(3,446)
Inventories	(409)	1,694
Prepaid expense and other current assets	3,642	(1,068)
Deferred charges and other assets	(496)	(1,553)
Accounts payable and accrued expenses	(2,784)	(5,229)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,490)	(10,057)
Income taxes payable	(508)	—
Other liabilities	(639)	193
Net cash provided by operating activities	4,109	2,108
Cash flows from investing activities:
Acquisitions of property and equipment	(997)	(1,992)
Net proceeds from sale of assets	534	—
Net cash paid for acquisition	—	(6,124)
Net cash used in investing activities	(463)	(8,116)
Cash flows from financing activities:
Borrowings on revolving credit lines	18,200	72,500
Repayments on revolving credit lines	(22,300)	(59,000)
Repayments of long-term debt	(1,250)	(1,250)
Payments on finance leases and financing liability	(271)	(203)
Earnout payments	(823)	—
Proceeds from employee stock purchase plan and exercise of stock options	128	—
Noncontrolling interest distribution	(107)	—
Net cash (used in) provided by financing activities	(6,423)	12,047
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(514)	141
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,291)	6,180
Cash, cash equivalents and restricted cash at beginning of period	37,811	36,958
Cash, cash equivalents and restricted cash at end of period	$34,520	$43,138
Cash paid (received) during the period for:
Interest	$1,122	$1,850
Income taxes	$(3,006)	$(658)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “CECO”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2021 and the results of operations, cash flows and shareholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020. The results of operations for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 3, 2021 (the “Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of July 31, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad.  Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic may continue to have a negative impact on the Company's ongoing operations and the end markets in which it serves.  However, the full impact of the COVID-19 pandemic continues to evolve as of the date of this filing, and as such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.  Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce.

2.	New Financial Accounting Pronouncements

Accounting Standards adopted in Fiscal 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021 and did not have a material impact on our financial statements.

Accounting Standards to be Adopted

None.

3.     Accounts Receivable

(table only in thousands)	June 30, 2021	December 31, 2020
Contract receivables	$57,560	$57,435
Trade receivables	11,100	8,721
Allowance for doubtful accounts	(3,010)	(3,110)
Total accounts receivable	$65,650	$63,046

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.9 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was approximately $0.1 million and $0.4 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.5 million for the six-month periods ended June 30, 2021 and 2020, respectively.

4.	Inventories

(table only in thousands)	June 30, 2021	December 31, 2020
Raw materials	$13,995	$14,262
Work in process	5,595	5,594
Finished goods	528	496
Obsolescence allowance	(2,847)	(3,009)
Total inventories	$17,271	$17,343

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three-month periods ended June 30, 2021 and 2020, respectively and $0.2 million and $0.3 million for the six-month periods ended June 30, 2021 and 2020, respectively.

5.	Goodwill and Intangible Assets

(table only in thousands)	Six months ended June 30, 2021		Year ended December 31, 2020
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,820	$12,937	$152,020	$14,291
Acquisitions and related adjustments	—	—	9,107	—
Transfers to finite life classification	—	(3,150)	—	(700)
Impairment charge	—	—	—	(850)
Foreign currency translation	(38)	(49)	693	196
	$161,782	$9,738	$161,820	$12,937

(table only in thousands)	As of June 30, 2021		As of December 31, 2020
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,358	$14,457	$13,008
Customer lists	73,199	51,476	73,199	48,959
Tradename	9,728	2,232	6,578	1,758
Foreign currency adjustments	(2,598)	(1,649)	(2,826)	(1,954)
	$94,786	$65,417	$91,408	$61,771

Activity for the six-months ended June 30, 2021 and 2020 is as follows:

(table only in thousands)	2021	2020
Intangible assets – finite life, net at beginning of period	$29,637	$31,283
Amortization expense	(3,359)	(3,498)
Transfers from indefinite life classification	3,150	—
Acquisition and related adjustments	—	4,840
Foreign currency adjustments	(59)	11
Intangible assets – finite life, net at end of period	$29,369	$32,636

Amortization expense of finite life intangible assets was $1.7 million and $1.8 million for the three-month periods ended June 30, 2021 and 2020, respectively and $3.4 million and $3.5 million for the six-month periods ended June 30, 2021 and 2020, respectively. Amortization over the next five years for finite life intangibles is expected to be $3.3 million for the remainder of 2021, $5.8 million in 2022, $5.0 million in 2023, $4.3 million in 2024, and $3.2 million in 2025.

During the six-month period ended June 30, 2021, the Company reassessed the useful lives of certain tradenames and determined that $3.2 million of their tradenames would have useful lives of 10 years now versus indefinite.

The Company completes an annual (or more often if circumstances require) goodwill and indefinite life intangible asset impairment assessment on October 1.  As a part of its impairment assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of a reporting unit or indefinite life intangible asset is less than its carrying amount. If there is a qualitative determination that the fair value is more likely than not greater than the carrying value, the Company does not need to quantitatively test for impairment. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated. If the estimated fair value is less than carrying value, an impairment charge is recorded.

As of June 30, 2021, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three-month period ended June 30, 2021 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6.	Accounts Payable and Accrued Expenses

(table only in thousands)	June 30, 2021	December 31, 2020
Trade accounts payable, including amounts due to subcontractors	$53,551	$55,899
Compensation and related benefits	5,610	5,079
Accrued warranty	3,903	4,090
Contract liabilities	4,144	3,974
Short-term lease liability	2,186	2,274
Other	12,544	13,681
Total accounts payable and accrued expenses	$81,938	$84,997

7.	Senior Debt

Debt consisted of the following:

(table only in thousands)	June 30, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$45,000	$46,250
- Revolving credit loan	23,600	27,700
- Unamortized debt discount	(1,130)	(1,334)
Total outstanding borrowings under the Credit Facility	67,470	72,616

Less: current portion	(3,750)	(3,125)
Total debt, less current portion	$63,720	$69,491

Scheduled principal payments under our Credit Facility are $1.9 million remaining in 2021, $3.7 million in 2022, $4.4 million in 2023, and $58.6 million in 2024.

United States Debt

As of June 30, 2021 and December 31, 2020, $11.2 million and $7.6 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $45.6 million and $60.8 million at June 30, 2021 and December 31, 2020, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 2.22% and 2.31% at June 30, 2021 and December 31, 2020, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio.  Through September 30, 2021, the maximum Consolidated Net Leverage Ratio is 3.50, after which time the Consolidated Net Leverage Ratio will then decrease to 3.25 until the end of the term of the Credit Facility.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility.  The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of June 30, 2021, $22.8 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $3.0 million in bank guarantees were outstanding as of June 30, 2021.  As of June 30, 2021, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8.	Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended June 30, are below.

	2021	2020
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$293	$3,258

Denominator
Basic weighted-average shares outstanding	35,492	35,276
Common stock equivalents arising from stock options and restricted stock awards	327	134
Diluted weighted-average shares outstanding	35,819	35,410

The computational components of basic and diluted earnings per share for the six-month periods ended June 30, are below.

	2021	2020
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,474	$6,670

Denominator
Basic weighted-average shares outstanding	35,444	35,216
Common stock equivalents arising from stock options and restricted stock awards	353	187
Diluted weighted-average shares outstanding	35,797	35,403

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended June 30, 2021 and 2020, 1.9 million and 0.6 million, respectively, and during the six-month periods ended June 30, 2021 and 2020, 1.7 million and 0.5 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.9 million and $0.2 million of share-based compensation related expense during the three-month periods ended June 30, 2021 and 2020, respectively, and $1.6 million and $0.8 million during the six-month periods ended June 30, 2021 and 2020, respectively.

The Company granted approximately 460,000 and 503,000 restricted stock units during the three-month periods ended June 30, 2021 and 2020, respectively, and approximately 460,000 and 503,000 restricted stock units during the six-month periods ended June 30, 2021 and 2020, respectively. The weighted-average fair value of restricted stock units granted was estimated at $8.59 and $5.44 per unit during the six-months ended June 30, 2021 and 2020, respectively. The fair value of 2021 and 2020 time-based restricted stock units was determined by using the value of stock in the open market on the date of grant. The fair value of the 2021 and 2020 performance-based restricted stock units was determined by using the Monte Carlo valuation model.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were 2,000 and zero options exercised during the six-months ended June 30, 2021 and 2020, respectively. The Company received approximately $13,000 from a non-employee director exercising options during the six-months ended June 30, 2021. The intrinsic value of options exercised during the six-months ended June 30, 2021 was approximately $3,000.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(table only in thousands)	2021	2020	2021	2020
Pension plan:
Interest cost	$194	$258	$388	$516
Expected return on plan assets	(378)	(350)	(756)	(700)
Amortization of net actuarial loss	103	65	206	130
Net periodic benefit (gain) cost	$(81)	$(27)	$(162)	$(54)
Health care plan:
Interest cost	$1	$1	$1	$1
Amortization of loss	2	2	4	4
Net periodic benefit cost	$3	$3	$5	$5

We made contributions to our defined benefit plans of zero and approximately $0.1 million during the six-months ended June 30, 2021 and 2020, respectively. For the remainder of 2021, we do not expect to make any contributions to fund the pension plan or the retiree health care plan. The unfunded liability of the plans of $9.6 million and $9.7 million as of June 30, 2021 and December 31, 2020, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11.	Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2017 forward remain open for examination by Federal authorities. Tax years from 2015 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2021 and December 31, 2020, the liability for uncertain tax positions totaled approximately $0.2 million and $0.1 million, respectively, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed.  We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of June 30, 2021 and December 31, 2020, we have recorded deferred income taxes of approximately $1.2 million and $0.9 million, respectively, on the undistributed earnings of our foreign subsidiaries.

Income tax expense was $0.2 million for the second quarter of 2021 and $0.8 million for the first six months of 2021 compared with income tax expense of $0.6 million for the second quarter of 2020 and $1.3 million for the first six months of 2020. The effective income tax rate for the second quarter of 2021 was 34.3% compared with 14.8% for the second quarter of 2020. The effective income tax rate for the first six months of 2021 was 30.9% compared with 16.8% for the first six months of 2020. The effective income tax rate for the three and six months ended June 30, 2021 is higher than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

12.	Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2021 and December 31, 2020, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $68.6 million and $74.0 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $32.2 million and $36.0 million, respectively, of which $25.2 million and $28.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13.	Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2021 for cases involving asbestos-related claims were $3.5 million, of which, together with all legal fees other than corporate counsel expenses, $3.3 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 216 cases pending against the Company as of June 30, 2021 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 200 cases that were pending as of December 31, 2020. During the six-months ended June 30, 2021, 55 new cases were filed against the Company, and the Company was dismissed from 31 cases and settled eight cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14.      Acquisitions and Joint Ventures

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed through our revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. During 2020, the Company increased the earnout liability to $1.7 million at December 31, 2020 based on the estimated fair value at that date. During 2021, the Company increased the estimated earnout fair value an additional $0.5 million and made earnout payments of $0.8 million related to 2020 performance. The changes in fair value were a result of EIS performing above acquisition operational expectations. As of June 30, 2021 the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $1.4 million.

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

Acquisition and integration expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. For the three and six months ended June 30, 2021, EIS accounted for $5.5 million and $8.1 million in revenue, respectively and $0.7 million and $0.9 million, respectively of net income included in the Company’s results.

Mader

On July 31, 2020, the Company entered into a joint venture agreement (“JV Agreement”) with Mader Holdings L.P. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO holds 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% noncontrolling equity interest is in the Consolidated Balance Sheet. The results of the joint venture are included in our Engineered Systems segment. The fair value of Mader’s net assets contributed was $1.0 million. As of June 30, 2021 there were $6.6 million in current assets, $8.8 million in long-lived assets, and $6.8 million in total liabilities related to the Effox-Mader joint venture included in our Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021 Mader accounted for $4.7 million and $9.6 million in revenue, respectively, and $0.6 million and $1.2 million of net income, respectively, included in the Company’s results.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the JV agreement date.

(table only in thousands)
Current assets (including cash of $229)	$2,040
Property and equipment	103
Goodwill	2,085
Deferred income tax asset	287
Total assets acquired	4,515
Current liabilities assumed	(515)
Other liabilities	(500)
Long term debt	(2,508)
Net assets acquired	$992

Goodwill recognized represents value the Company expects to be created by combining the various operations of the joint venture with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to this joint venture is not deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed related to the above acquisition and joint venture were finalized during the quarter ended June 30, 2021.

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2020:

	Three months ended June 30,		Six months ended June 30,
(table in thousands, except per share data)	2021	2020	2021	2020
Net sales	$78,680	$79,809	$150,572	$168,608
Net income attributable to CECO Environmental Corp.	293	3,834	1,474	8,198
Earnings per share:
Basic	$0.01	$0.11	$0.04	$0.23
Diluted	$0.01	$0.11	$0.04	$0.23

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment:  Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/waste water, and midstream oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered emissions management, product recovery, thermal acoustics, and water & gas separation solutions.

Industrial Process Solutions segment:  Our Industrial Process Solutions segment is the combination of the segments formerly known as our Industrial Solutions segment and our Fluid Handling Solutions segment, which serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets.  We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption, minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors.

The financial segment information is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$43,360	$49,074	$85,417	$99,720
Industrial Process Solutions segment	35,320	26,096	65,155	55,936
Net sales	$78,680	$75,170	$150,572	$155,656

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Income from operations
Engineered Systems segment	$5,634	$8,646	$11,804	$17,203
Industrial Process Solutions segment	4,441	1,836	8,263	4,932
Corporate and Other(1)	(7,930)	(6,087)	(14,868)	(13,502)
Income from operations	$2,145	$4,395	$5,199	$8,633

(1)	Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Property and equipment additions
Engineered Systems segment	$55	$101	$64	$298
Industrial Process Solutions segment	172	190	362	769
Corporate and Other	278	725	571	925
Property and equipment additions	$505	$1,016	$997	$1,992

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Depreciation and amortization
Engineered Systems segment	$1,070	$1,224	$2,137	$2,445
Industrial Process Solutions segment	1,073	983	2,141	1,911
Corporate and Other	328	245	628	292
Depreciation and amortization	$2,471	$2,452	$4,906	$4,648

(dollars in thousands)	June 30, 2021	December 31, 2020
Identifiable assets
Engineered Systems segment	$262,663	$270,573
Industrial Process Solutions segment	136,917	135,204
Corporate and Other(2)	11,122	13,537
Identifiable assets	$410,702	$419,314

(2)	Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	June 30, 2021	December 31, 2020
Goodwill
Engineered Systems segment	$99,747	$99,785
Industrial Process Solutions segment	62,035	62,035
Goodwill	$161,782	$161,820

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended June 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$47,069	$(3,513)	$(196)	$—	$43,360
Industrial Process Solutions segment	41,245	(5,281)	—	(644)	35,320
Net sales	$88,314	$(8,794)	$(196)	$(644)	$78,680

	Three months ended June 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$52,369	$(2,984)	$(311)	$—	$49,074
Industrial Process Solutions segment	30,438	(3,935)	—	(407)	26,096
Net sales	$82,807	$(6,919)	$(311)	$(407)	$75,170

	Six months ended June 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$91,545	$(5,887)	$(241)	$—	$85,417
Industrial Process Solutions segment	74,178	(8,055)	—	(968)	65,155
Net sales	$165,723	$(13,942)	$(241)	$(968)	$150,572

	Six months ended June 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$107,978	$(7,790)	$(468)	$—	$99,720
Industrial Process Solutions segment	64,328	(7,601)	—	(791)	55,936
Net sales	$172,306	$(15,391)	$(468)	$(791)	$155,656

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2021 and 2020 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (the “Company”, “CECO”, “we”, “us”, or “our”) is a global leader in industrial air quality and fluid handling serving a broad landscape of industrial and other niche markets through an attractive asset-light business model. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities, including equipment that controls hazardous emissions from such facilities, as well as fluid handling and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

CECO serves diverse industries globally by working to improve air quality, optimizing the energy value chain, and providing customized Engineered Systems in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, midstream oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, beverage can, and water/wastewater treatment, along with a wide range of other industries.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of July 31, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing operations.  Within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws and are observing recommended Centers for Disease Control and Prevention guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where facilities remain open to provide necessary services. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our international operations. Some of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we continue to work closely with our global supply chain to proactively support customers during this critical time.  We cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain as a result of the COVID-19 pandemic. Although vaccines are available in various countries where we operate, health concern risks remain and notwithstanding the Company's continued efforts, it is possible the COVID-19 pandemic could further impact or operations and the operations of our suppliers and venders, particularly in light of the potential of variant strains of the virus becoming more dominant and the potential resumption of high levels of infection and hospitalization. We cannot predict whether any of our manufacturing, operational or suppliers will be disrupted from these events, or how long such disruptions would last. COVID-19 has had and may have further negative impacts on its operations, customers and supply chain despite the preventative and precautionary measures being taken.  COVID-19 began to impact the Company during the first quarter of 2020 and if the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID-19 could impact our results of operations, financial position and cash flows.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net sales	$78.7	$75.2	$150.6	$155.7
Cost of sales	53.5	49.4	100.9	101.6
Gross profit	$25.2	$25.8	$49.7	$54.1
Percent of sales	32.0%	34.3%	33.0%	34.7%
Selling and administrative expenses	20.6	18.4	40.0	40.4
Percent of sales	26.2%	24.5%	26.6%	25.9%
Amortization and earnout expenses	2.3	1.8	4.1	3.5
Restructuring expenses	0.3	0.5	0.3	0.9
Acquisition and integration expenses	—	0.7	0.1	0.7
Operating income	$2.1	$4.4	$5.2	$8.6
Operating margin	2.7%	5.9%	3.5%	5.5%

To compare operating performance between the three-month and six-month periods ended June 30, 2021 and 2020, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2021	2020	2021	2020
Operating income as reported in accordance with GAAP	$2.1	$4.4	$5.2	$8.6
Operating margin in accordance with GAAP	2.7%	5.9%	3.5%	5.5%
Amortization and earnout expenses	2.3	1.8	4.1	3.5
Restructuring expenses	0.3	0.5	0.3	0.9
Acquisition and integration expenses	—	0.7	0.1	0.7
Non-GAAP operating income	$4.7	$7.4	$9.7	$13.7
Non-GAAP operating margin	6.0%	9.8%	6.4%	8.8%

Net sales for the second quarter of 2021 increased $3.5 million, or 4.7%, to $78.7 million compared with $75.2 million in the second quarter of 2020. The increase is attributable to an increase of $5.0 million in our volatile organic compounds (“VOC”) abatement solutions from the Environmental Integrated Solutions (“EIS”) acquisition. We continue to experience the effects of the COVID-19 pandemic on the global demand for certain products in 2021, which included decreases of $3.2 million in our Selective Catalytic Reduction (“SCR”) technologies and $2.6 million in our custom-engineered cyclone systems. These decreases were partially offset from demand recovery for certain products in the broad industrial air markets which included increases of $2.7 million in our regenerative thermal Oxidizer (“RTO”) solutions and $1.8 million in our custom-designed collection and ventilation solutions.

Net sales for the first six months of 2021 decreased $5.1 million, or 3.3%, to $150.6 million compared with $155.7 million in the first six months of 2020. The decrease is primarily attributable to the effects of the COVID-19 pandemic on the global demand for certain products in 2021, which include decreases of $6.9 million in our custom-engineered cyclone systems, $6.8 million in our SCR technologies, and $5.8 million in custom-designed sheet metal fabrication. These decreases were partially offset by increases of $7.6 million in VOC abatement solutions from the EIS acquisition, $4.8 million in our RTO solutions and $2.7 million in our custom-designed collection and ventilation solutions.

Gross profit decreased $0.6 million, or 2.3%, to $25.2 million in the second quarter of 2021 compared with $25.8 million in the second quarter of 2020. The decrease in gross profit is primarily related to a lower margin mix of projects executed during the period compared to the prior period. Gross profit as a percentage of sales decreased to 32.0% in the second quarter of 2021 compared with 34.3% in the second quarter of 2020 due to project mix.

Gross profit decreased $4.4 million, or 8.1%, to $49.7 million in the first six months of 2021 compared with $54.1 million in the first six months of 2020. The decrease in gross profit is primarily due to decrease in net sales as noted above and to a lower margin mix of projects executed during the six month period. Gross profit as a percentage of sales decreased to 33.0% in the first six months of 2021 compared with 34.7% in the first six months of 2020.

Orders booked increased $25.5 million, or 42.5%, to $85.5 million during the second quarter of 2021 compared with $60.0 million in the second quarter of 2020. Orders booked were $177.6 million for the first six months of 2021 compared with $135.6 million during the first six months of 2020, an increase of $42.0 million, or 31.0%.  The increase is primarily attributable to increases in the electrical vehicle production, engineered wood, aluminum beverage can, and power generation end markets.

Selling and administrative expenses were $20.6 million for the second quarter of 2021 compared with $18.4 million for the second quarter of 2020. The increase is primarily attributable to cost reduction measures related to the COVID-19 pandemic implemented in the second quarter of 2020, but did not recur in the second quarter of 2021, such as $2.0 million in company-wide furloughs and approximately $0.5 million in one-time reductions including wage reductions and travel restrictions. As of June 30, 2021 headcount decreased by 10.0% compared with June 30, 2020. Selling and administrative expenses as a percentage of sales was 26.2% in second quarter of 2021 compared with 24.5% in the second quarter of 2020.

Selling and administrative expenses were $40.0 million for the first six months of 2021 compared with $40.4 million for the first six months of 2020. Selling and administrative expenses increased as a percentage of sales to 26.6% in the first six months of 2021 compared with 25.9% in the first six months of 2020 due primarily to the decrease in net sales.

Amortization and earnout expense was $2.3 million for the second quarter of 2021 compared with $1.8 million for the second quarter of 2020. The increase in expense is attributable to a $0.6 million increase in earnout expense offset by a $0.1 million decrease in definite lived asset amortization.

Amortization expense was $4.1 million for the first six months of 2021 compared with $3.5 million for the first six months of 2020. The increase in expense is attributable to a $0.7 million increase in earnout expense offset by a $0.1 million decrease in definite lived asset amortization.

Operating income decreased $2.3 million to $2.1 million in the second quarter of 2021 compared with $4.4 million during the second quarter of 2020. Operating income decreased $3.4 million to $5.2 million in the first six months of 2021 compared with $8.6 million during the first six months of 2020. The decreases in operating income for the three- and six-month periods ending June 30, 2021 is primarily attributable to a lower margin mix of products sold during the year and increases in earnout expenses, as described above partially offset by decreases in restructuring expenses and acquisition and integration expenses.

Non-GAAP operating income was $4.7 million for the second quarter of 2021 compared with $7.4 million for the second quarter of 2020. The decrease in non-GAAP operating income is primarily attributable to the increase in selling and administrative which was primarily attributable to the discontinuation of certain cost reduction measures related to the COVID-19 pandemic, such as company-wide furloughs and travel restrictions, which were implemented in the second quarter of 2020, but did not recur in the second quarter of 2021, as well as, a decrease in gross profit. Non-GAAP operating income as a percentage of sales decreased to 6.0% for the second quarter of 2021 from 9.8% for the second quarter of 2020.

Non-GAAP operating income was $9.7 million for the first six months of 2021 compared with $13.7 million for the first six months of 2020. The decrease in non-GAAP operating income is primarily attributable to the decrease in net sales and gross profit. Non-GAAP operating income as a percentage of sales increased to 6.4% for the first six months of 2021 from 8.8% for the first six months of 2020.

Interest expense decreased to $0.7 million in the second quarter of 2021 and $1.4 million for the first six months of 2021 compared with $0.9 million in the second quarter of 2020 and $2.0 million for the first six months of 2020. The decrease in interest expense is primarily due to a reduced debt balance for the three- and six-month periods in 2021 compared to 2020.

Income tax expense was $0.2 million for the second quarter of 2021 and $0.8 million for the first six months of 2021 compared with income tax expense of $0.6 million for the second quarter of 2020 and $1.3 million for the first six months of 2020. The effective income tax rate for the second quarter of 2021 was 34.3% compared with 14.8% for the second quarter of 2020. The effective income tax rate for the first six months of 2021 was 30.9% compared with 16.8% for the first six months of 2020. The effective income tax rate for the three and six months ended June 30, 2021 is higher than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net sales (less intra- and inter-segment sales)
Engineered Systems segment	$43,360	$49,074	$85,417	$99,720
Industrial Process Solutions segment	35,320	26,096	65,155	55,936
Net sales	$78,680	$75,170	$150,572	$155,656

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Income from operations
Engineered Systems segment	$5,634	$8,646	$11,804	$17,203
Industrial Process Solutions segment	4,441	1,836	8,263	4,932
Corporate and Other(1)	(7,930)	(6,087)	(14,868)	(13,502)
Income from operations	$2,145	$4,395	$5,199	$8,633

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales decreased $5.7 million to $43.4 million for the second quarter of 2021 compared with $49.1 million in the same period of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $3.2 million in our SCR technologies and $2.6 million in custom-engineered cyclone systems.

Our Engineered Systems segment net sales decreased $14.3 million to $85.4 million in the first six months of 2021 compared with $99.7 million in the same period of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $6.9 million in custom-engineered cyclone systems and $6.8 million in our SCR technologies.

Operating income for the Engineered Systems segment decreased $3.0 million to $5.6 million in the second quarter of 2021 compared with $8.6 million in the same period of 2020. The operating income decrease is primarily attributable to a decrease in gross profit of $2.6 million due to a decrease in net sales and product mix, and an $0.8 increase in selling and administrative expenses related to discontinuation of certain cost reduction measures in response to the COVID-19 pandemic, such as company-wide furloughs and travel restrictions, which were implemented in the second quarter of 2020, but did not recur in the second quarter of 2021. The decrease is partially offset by decreases of $0.2 million in amortization expenses and $0.1 million in restructuring expenses.

Operating income for the Engineered Systems segment decreased $5.4 million to $11.8 million in the first six months of 2021 compared with $17.2 million in the same period of 2020. The operating income decrease is primarily attributable to decrease in gross profit of $6.0 million due to a decrease in net sales and product mix partially offset by decreases of $0.3 million in amortization expenses and $0.1 million in restructuring expenses.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $9.2 million to $35.3 million in the second quarter of 2021 compared with $26.1 million in the second quarter of 2020. The increase is primarily attributable to increases of $5.0 million in our VOC abatement solutions business from the EIS acquisition, $2.7 million in RTO system solutions, and $1.8 million in our custom-designed collection and ventilation solutions.

Our Industrial Process Solutions segment net sales increased $9.3 million to $65.2 million in the first six months of 2021 compared with $55.9 million in the first six months of 2020. The increase is primarily attributable to increases of $7.6 million in our VOC abatement solutions business from the EIS acquisition, $4.8 million in RTO system solutions, $2.7 million in our custom-designed collection and ventilation solutions, partially offset by a decrease of $5.8 million in custom-designed sheet metal fabrication.

Operating income for the Industrial Process Solutions segment increased $2.6 million to $4.4 million in the second quarter of 2021 compared with $1.8 million in the second quarter of 2020. The increase is primarily attributable to a $2.0 million increase in gross profit driven by increased net sales, a $0.6 million decrease in acquisition and integration expenses and restructuring expenses, and $0.5 million decrease in selling and administration related to cost reduction measures, partially offset by $0.6 million increase in earnout expenses.

Operating income for the Industrial Process Solutions segment increased $3.4 million to $8.3 million in the first six months of 2021 compared with $4.9 million in the first six months of 2020. The increase is primarily attributable to an increase of $1.5 million in gross profit driven by increased net sales and a $1.8 million decrease in selling and administration expenses related to cost reduction measures implemented in 2020.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $1.9 million to $7.9 million for the second quarter of 2021 compared with $6.0 million for the second quarter of 2020. The increase is primarily attributable to a $2.1 million increase in selling and administration expenses primarily attributable to proactive cost reduction measures in response to the COVID-19 pandemic, such as company-wide furloughs and travel restrictions, which were implemented in the second quarter of 2020, but did not recur in the second quarter of 2021.

Operating expense for the Corporate and Other segment increased $1.4 million to $14.9 million for the first six months of 2021 compared with $13.5 million for the first six months of 2020. The increase is primarily attributable to discontinuation of certain cost reduction measures in response to the COVID-19 pandemic, such as company-wide furloughs and travel restrictions, which were implemented in the second quarter of 2020, but did not recur in the second quarter of 2021.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer.  Backlog increased to $210.0 million as of June 30, 2021 from $183.1 million as of December 31, 2020.  Our customers may have the right to cancel a given order. Historically cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2021, the Company had working capital of $75.3 million, compared with $74.1 million at December 31, 2020. The ratio of current assets to current liabilities was 1.72 to 1.00 on June 30, 2021, as compared with a ratio of 1.68 to 1.00 at December 31, 2020.

At June 30, 2021 and December 31, 2020, cash and cash equivalents totaled $32.2 million and $36.0 million, respectively. As of June 30, 2021 and December 31, 2020, $25.2 million and $28.0 million, respectively, of our cash and cash equivalents were held by certain non- United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	June 30, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility (defined below).

Term loan payable in quarterly principal installments of $0.6 million through June 2021, $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$45,000	$46,250
- Revolving credit loan	23,600	27,700
- Unamortized debt discount	(1,130)	(1,334)
Total outstanding borrowings under Credit Facility	$67,470	$72,616

Less: current portion	(3,750)	(3,125)
Total debt, less current portion	$63,720	$69,491

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”).  As of June 30, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(23.6)	(27.7)
Letters of credit open	(11.2)	(7.6)
Total unused credit availability	$105.2	$104.7
Amount available based on borrowing limitations	$45.6	$60.8

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$4,109	$2,108
Net cash used in investing activities	(463)	(8,116)
Net cash (used in) provided by financing activities	(6,423)	12,047
Effect of exchange rate changes on cash and cash equivalents	(514)	141
Net (decrease) increase in cash	$(3,291)	$6,180

Operating Activities

For the six-months ended June 30, 2021, $4.1 million of cash was provided by operating activities compared with $2.1 million in the prior year period, a $2.0 million increase. Cash flow from operating activities in the first six months of 2021 had a favorable impact year-over-year primarily due to certain improvements in net working capital.

Investing Activities

For the six-months ended June 30, 2021, net cash used in investing activities was $(0.5) million compared with $(8.1) million in the prior year period. For the six-months ended June 30, 2021, the $(0.5) million cash used in investing activities was to the result of  $(1.0) million cash used for the acquisition of property and equipment, offset by $0.5 million of proceeds from the disposal of assets held for sale. In the prior year period, cash flow of $(8.1) million used in investing activities was the result of $6.1 million used, net of cash acquired, for the EIS acquisition and $2.0 million used for the acquisition of property and equipment.

Financing Activities

For the six-months ended June 30, 2021, $(6.4) million was used in financing activities compared with $12.0 million provided by financing activities in the prior year period, a decrease of $18.4 million. For the six-months ended June 30, 2021, the Company used $(0.8) million to make earnout payments, $(0.1) million in noncontrolling interest distributions, and received $0.1 million from proceeds from employee stock purchase plan and exercise of stock options. Additionally, for the first six-months ended June 30, 2021 the Company used $(4.1) million for repayments on the Company’s revolving credit lines. In the prior year period, the Company had net borrowings of $13.5 million on its revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020.

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

Management believes there have been no changes during the six-month period ended June 30, 2021, other than disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $68.6 million at June 30, 2021. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2021. Most of the interest on the

Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2021 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.  Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first six months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (Incorporated by reference to Appendix I to the Registrant’s definitive proxy statement on Schedule 14A (Commission File No. 000-07099) filed on April 15. 2021)

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

Date: August 3, 2021