Form 10-Q
period 2021-09-30
CECO ENVIRONMENTAL CORP
filed 2021-11-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,809,090 shares of common stock, par value $0.01 per share, as of November 3, 2021.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2021

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,925	$35,992
Restricted cash	2,541	1,819
Accounts receivable, net	70,024	63,046
Costs and estimated earnings in excess of billings on uncompleted contracts	50,536	45,498
Inventories, net	18,609	17,343
Prepaid expenses and other current assets	12,229	11,530
Prepaid income taxes	3,844	7,790
Assets held for sale	—	467
Total current assets	189,708	183,485
Property, plant and equipment, net	15,893	16,228
Right-of-use assets from operating leases	10,998	11,376
Goodwill	161,593	161,820
Intangible assets – finite life, net	27,658	29,637
Intangible assets – indefinite life	9,701	12,937
Deferred charges and other assets	3,125	3,831
Total assets	$418,676	$419,314
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,750	$3,125
Accounts payable and accrued expenses	89,633	84,997
Billings in excess of costs and estimated earnings on uncompleted contracts	24,559	20,691
Income taxes payable	467	543
Total current liabilities	118,409	109,356
Other liabilities	19,486	20,576
Debt, less current portion	62,182	69,491
Deferred income tax liability, net	7,188	6,970
Operating lease liabilities	8,884	9,310
Total liabilities	216,149	215,703
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,809,061 and 35,504,757 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	358	355
Capital in excess of par value	257,482	255,296
Accumulated loss	(37,916)	(38,141)
Accumulated other comprehensive loss	(14,401)	(14,496)
	205,523	203,014
Less treasury stock, at cost, 659,417 and 137,920 shares at September 30, 2021 and December 31, 2020, respectively	(4,101)	(356)
Total CECO shareholders' equity	201,422	202,658
Non-controlling interest	1,105	953
Total shareholders' equity	202,527	203,611
Total liabilities and shareholders' equity	$418,676	$419,314

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net sales	$79,979	$77,425	$230,551	$233,081
Cost of sales	57,254	52,615	158,164	154,176
Gross profit	22,725	24,810	72,387	78,905
Selling and administrative expenses	20,929	18,989	60,894	59,374
Amortization and earnout expenses	1,776	2,050	5,849	5,546
Restructuring expenses	397	871	655	1,753
Acquisition and integration expenses	219	368	357	1,067
Executive transition expenses	—	1,514	29	1,514
(Loss) income from operations	(596)	1,018	4,603	9,651
Other income (expense), net	185	(290)	(1,155)	1,057
Interest expense	(722)	(772)	(2,152)	(2,739)
(Loss) income before income taxes	(1,133)	(44)	1,296	7,969
Income tax expense	63	206	813	1,549
Net (loss) income	(1,196)	(250)	483	6,420
Non-controlling interest	53	(11)	259	(11)
Net (loss) income attributable to CECO Environmental Corp.	$(1,249)	$(239)	$224	$6,431
(Loss) earnings per share:
Basic	$(0.04)	$(0.01)	$0.01	$0.18
Diluted	$(0.04)	$(0.01)	$0.01	$0.18
Weighted average number of common shares outstanding:
Basic	35,472,298	35,358,913	35,463,279	35,263,688
Diluted	35,472,298	35,358,913	35,729,887	35,471,551

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net (loss) income	$(1,196)	$(250)	$483	$6,420
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(250)	1,365	95	271
Comprehensive (loss) income	$(1,446)	$1,115	$578	$6,691

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income for the three months ended March 31, 2020				3,412					3,412
Restricted stock units issued	63	1	(153)	—					(152)
Share based compensation earned	—	—	597	—					597
Translation loss					(2,268)				(2,268)
Balance March 31, 2020	35,338	$354	$254,313	$(42,932)	$(16,773)	(138)	$(356)	$—	$194,606
Net income for the three months ended June 30, 2020				3,258					3,258
Restricted stock units issued	155	1	(144)	(8)					(151)
Share based compensation earned	—	—	154	—					154
Translation gain					1,174				1,174
Balance June 30, 2020	35,493	355	254,323	(39,682)	(15,599)	(138)	(356)	-	199,041
Net loss for the three months ended September 30, 2020				(239)				(11)	(250)
Restricted stock units issued	12	—	(38)	—					(38)
Share based compensation earned	—	—	486	—					486
Translation gain					1,365				1,365
Non-controlling interest acquired								$992	992
Balance September 30, 2020	35,505	$355	$254,771	$(39,921)	$(14,234)	(138)	$(356)	$981	$201,596

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three months ended March 31, 2021				1,181				117	1,298
Exercise of stock options	2	—	13	—					13
Restricted stock units issued	40	1	(134)	—					(133)
Share based compensation earned	21	—	807	—					807
Translation gain					55				55
Balance March 31, 2021	35,568	356	255,982	(36,960)	(14,441)	(138)	(356)	$1,070	$205,651
Net income for the three months ended June 30, 2021				293				89	382
Restricted stock units issued	181	1	(271)	—					(270)
Share based compensation earned	—	—	887	—					887
Translation gain					290				290
Non-controlling interest distribution								(107)	(107)
Balance June 30, 2021	35,749	$357	$256,598	$(36,667)	$(14,151)	(138)	$(356)	$1,052	$206,833
Net loss for the three months ended September 30, 2021				(1,249)				53	(1,196)
Restricted stock units issued	41	1	(111)	—					(110)
Share based compensation earned	19	—	995	—					995
Translation loss					(250)				(250)
Common stock repurchase (See Note 8)						(521)	(3,745)		(3,745)
Balance September 30, 2021	35,809	$358	$257,482	$(37,916)	$(14,401)	(659)	$(4,101)	$1,105	$202,527

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$483	$6,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,373	7,224
Unrealized foreign currency loss	1,531	302
Fair value adjustment to earnout liabilities	500	—
Earnout payments	(587)	—
(Gain) loss on sale of property and equipment	(67)	104
Debt discount amortization	304	311
Share-based compensation expense	2,466	1,237
Bad debt expense	456	625
Inventory reserve expense	428	453
Deferred income tax benefit	—	13
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(7,502)	12,705
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,091)	(5,714)
Inventories	(2,172)	2,568
Prepaid expense and other current assets	3,448	(1,713)
Deferred charges and other assets	43	(2,858)
Accounts payable and accrued expenses	5,655	443
Billings in excess of costs and estimated earnings on uncompleted contracts	3,903	(13,504)
Income taxes payable	(23)	21
Other liabilities	(916)	478
Net cash provided by operating activities	10,232	9,115
Cash flows from investing activities:
Acquisitions of property and equipment	(1,740)	(2,875)
Net proceeds from sale of assets	533	605
Net cash paid for acquisition	—	(5,895)
Net cash used in investing activities	(1,207)	(8,165)
Cash flows from financing activities:
Borrowings on revolving credit lines	32,100	87,000
Repayments on revolving credit lines	(36,900)	(74,500)
Repayments of long-term debt	(2,188)	(4,384)
Payments on finance leases and financing liability	(411)	(333)
Earnout payments	(823)	—
Proceeds from employee stock purchase plan and exercise of stock options	239	—
Distributions to non-controlling interests	(107)	—
Common stock repurchase	(3,745)	—
Net cash (used in) provided by financing activities	(11,835)	7,783
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(535)	657
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,345)	9,390
Cash, cash equivalents and restricted cash at beginning of period	37,811	36,958
Cash, cash equivalents and restricted cash at end of period	$34,466	$46,348
Cash paid (received) during the period for:
Interest	$1,609	$2,450
Income taxes	$(2,678)	$(112)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and the results of operations, cash flows and shareholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 3, 2021 (the “Form 10-K”).

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

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of October 31, 2021, the virus, including new emerging variants, continues to spread and has had a significant impact on worldwide economic activity, on macroeconomic conditions and the end markets of our business.

The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic may continue to have a negative impact on the Company's ongoing operations and the end markets in which it serves. However, the full impact of the COVID-19 pandemic continues to evolve as of the date of this filing, and as such, it is uncertain as to the full magnitude or lasting impact that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce.

2. New Financial Accounting Pronouncements

Accounting Standards adopted in Fiscal 2021

On January 1, 2021, the beginning of the Company's fiscal year, the Company adopted Accounting Standards Update ("ASU") No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

Accounting Standards to be Adopted

None.

3. Accounts Receivable

(table only in thousands)	September 30, 2021	December 31, 2020
Contract receivables	$61,675	$57,435
Trade receivables	11,752	8,721
Allowance for doubtful accounts	(3,403)	(3,110)
Total accounts receivable	$70,024	$63,046

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.7 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. Retainage receivables on contracts in progress are generally collected within a year after contract completion.

Bad debt expense was approximately $0.4 million and $0.1 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

4. Inventories

(table only in thousands)	September 30, 2021	December 31, 2020
Raw materials	$14,603	$14,262
Work in process	5,916	5,594
Finished goods	945	496
Obsolescence allowance	(2,855)	(3,009)
Total inventories	$18,609	$17,343

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million for the three-month periods ended September 30, 2021 and 2020, and $0.4 million and $0.5 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

5. Goodwill and Intangible Assets

(table only in thousands)	Nine months ended September 30, 2021		Year ended December 31, 2020
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,820	$12,937	$152,020	$14,291
Acquisitions and related adjustments	—	—	9,107	—
Transfers to finite life classification	—	(3,150)	—	(700)
Impairment charge	—	—	—	(850)
Foreign currency translation	(227)	(86)	693	196
	$161,593	$9,701	$161,820	$12,937

(table only in thousands)	As of September 30, 2021		As of December 31, 2020
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,532	$14,457	$13,008
Customer lists	73,199	52,729	73,199	48,959
Tradename	9,728	2,476	6,578	1,758
Foreign currency adjustments	(2,420)	(1,431)	(2,826)	(1,954)
	$94,964	$67,306	$91,408	$61,771

Activity for the nine months ended September 30, 2021 and 2020 is as follows:

(table only in thousands)	2021	2020
Intangible assets – finite life, net at beginning of period	$29,637	$31,283
Amortization expense	(5,029)	(5,448)
Transfers from indefinite life classification	3,150	700
Acquisition and related adjustments	—	4,840
Foreign currency adjustments	(100)	102
Intangible assets – finite life, net at end of period	$27,658	$31,477

Amortization expense of finite life intangible assets was $1.7 million and $1.9 million for the three-month periods ended September 30, 2021 and 2020, respectively and $5.0 million and $5.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Amortization over the next five years for finite life intangibles is expected to be $1.6 million for the remainder of 2021, $5.8 million in 2022, $5.0 million in 2023, $4.3 million in 2024, and $3.2 million in 2025.

During the nine-month period ended September 30, 2021, the Company reassessed the useful lives of certain tradenames and determined that $3.2 million of their tradenames would have useful lives of 10 years now versus indefinite.

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

As of September 30, 2021, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three-month period ended September 30, 2021 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

6. Accounts Payable and Accrued Expenses

(table only in thousands)	September 30, 2021	December 31, 2020
Trade accounts payable, including amounts due to subcontractors	$59,694	$55,899
Compensation and related benefits	6,486	5,079
Accrued warranty	2,884	4,090
Contract liabilities	5,123	3,974
Short-term lease liability	2,382	2,274
Other	13,064	13,681
Total accounts payable and accrued expenses	$89,633	$84,997

7. Senior Debt

Debt consisted of the following:

(table only in thousands)	September 30, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$44,063	$46,250
- Revolving credit loan	22,900	27,700
- Unamortized debt discount	(1,031)	(1,334)
Total outstanding borrowings under the Credit Facility	65,932	72,616

Less: current portion	(3,750)	(3,125)
Total debt, less current portion	$62,182	$69,491

Scheduled principal payments under our Credit Facility are $0.9 million remaining in 2021, $3.7 million in 2022, $4.4 million in 2023, and $58.0 million in 2024.

United States Debt

As of September 30, 2021 and December 31, 2020, $12.9 million and $7.6 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (collectively, the “Credit Facility”) was $37.1 million and $60.8 million at September 30, 2021 and December 31, 2020, respectively. Revolving loans may be borrowed, repaid and reborrowed until June 11, 2024, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 2.49% and 2.31% at September 30, 2021 and December 31, 2020, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio. Through September 30, 2021, the maximum Consolidated Net Leverage Ratio was 3.50, after which time the Consolidated Net Leverage Ratio will then decrease to 3.25 until the end of the term of the Credit Facility.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines in various countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $50.0 million from the bilateral lines secured by pledged assets and collateral under the Credit Facility. As of September 30, 2021, $16.5 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $1.2 million in bank guarantees were outstanding as of September 30, 2021. As of September 30, 2021, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8. Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended September 30, are below.

	2021	2020
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net loss attributable to CECO Environmental Corp.	$(1,249)	$(239)

Denominator
Basic weighted-average shares outstanding	35,472	35,359
Common stock equivalents arising from stock options and restricted stock awards	—	—
Diluted weighted-average shares outstanding	35,472	35,359

The computational components of basic and diluted earnings per share for the nine-month periods ended September 30, are below.

	2021	2020
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$224	$6,431

Denominator
Basic weighted-average shares outstanding	35,463	35,264
Common stock equivalents arising from stock options and restricted stock awards	267	208
Diluted weighted-average shares outstanding	35,730	35,472

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended September 30, 2021 and 2020, zero, and during the nine-month periods ended September 30, 2021 and 2020, 1.8 million and 0.9 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On August 3, 2021, the Company's Board of Directors authorized a share repurchase program under which CECO may purchase up to $5.0 million of its outstanding shares of common stock through December 31, 2021. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, 10b5-1 plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. Through September 30, 2021, the Company has repurchased approximately 520,000 shares of common stock at a cost of $3.7 million.

9. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.9 million and $0.5 million of share-based compensation related expense during the three-month periods ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.2 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company granted zero and 1.2 million options during the three- and nine-month periods ended September 30, 2021 and 2020, respectively.

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2020 was estimated at $1.98 per option, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Volatility: The Company utilizes a volatility factor based on the Company's historical stock prices for a period of time equal to the expected term of the stock option utilizing weekly price observations. For the three and nine months ended September 30, 2020, the Company utilized a weighted-average volatility factor of 52.5%.

Expected Term: For the three and nine months ended September 30, 2020, the Company utilized a weighted-average expected term factor of 5.0 years.

Risk-Free Interest Rate: The risk-free interest rate utilized is based upon the implied yields currently available on U.S. Treasury zero-coupon issues over the expected term of the stock options. For the three and nine months ended September 30, 2020, the Company utilized a weighted-average risk free interest rate of 0.3%.

The Company granted approximately 5,000 and 144,000 restricted stock units during the three-month periods ended September 30, 2021 and 2020, respectively, and approximately 465,000 and 648,000 restricted stock units during the nine-month periods ended September 30, 2021 and 2020, respectively. The weighted-average fair value of restricted stock units granted was estimated at $8.50 and $6.35 per unit during the nine months ended September 30, 2021 and 2020, respectively. The fair value of 2021 and 2020 time-based restricted stock units was determined by using the value of stock in the open market on the grant date. The fair value of the 2021 and 2020 performance-based restricted stock units was determined by using the Monte Carlo valuation model.

The fair value of the stock-based awards granted is recorded as compensation expense on a straight-line basis over the vesting periods of the awards.

There were 2,000 and zero options exercised during the nine months ended September 30, 2021 and 2020, respectively. The Company received approximately $13,000 from a non-employee director exercising options during the nine months ended September 30, 2021. The intrinsic value of options exercised during the nine months ended September 30, 2021 was approximately $3,000.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(table only in thousands)	2021	2020	2021	2020
Pension plan:
Interest cost	$194	$259	$582	$775
Expected return on plan assets	(378)	(443)	(1,133)	(1,151)
Amortization of net actuarial loss	103	67	308	199
Net periodic benefit (gain) cost	$(81)	$(117)	$(243)	$(177)
Health care plan:
Interest cost	$1	$1	$2	$2
Amortization of loss	2	2	6	6
Net periodic benefit cost	$3	$3	$8	$8

We made contributions to our defined benefit plans of zero and approximately $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. For the remainder of 2021, we do not expect to make any contributions to fund the pension plan or the retiree health care plan. The unfunded liability of the plans of $9.5 million and $9.7 million as of September 30, 2021 and December 31, 2020, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11. Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2017 forward remain open for examination by Federal authorities. Tax years from 2015 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2021 and December 31, 2020, the liability for uncertain tax positions totaled approximately $0.1 million, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed. We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of September 30, 2021 and December 31, 2020, we have recorded deferred income taxes of approximately $1.2 million and $0.9 million, respectively, on the undistributed earnings of our foreign subsidiaries.

Income tax expense was $0.1 million for the third quarter of 2021 and $0.8 million for the first nine months of 2021 compared with income tax expense of $0.2 million for the third quarter of 2020 and $1.5 million for the first nine months of 2020. The effective income tax rate for the third quarter of 2021 was (5.6)% compared with (468.2)% for the third quarter of 2020. The effective income tax rate for the first nine months of 2021 was 62.7% compared with 19.4% for the first nine months of 2020. The effective income tax rate for the three and nine months ended September 30, 2021 is different than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

12. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2021 and December 31, 2020, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility was $67.0 million and $74.0 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $31.9 million and $36.0 million, respectively, of which $24.7 million and $28.0 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13. Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2021 for cases involving asbestos-related claims were $4.1 million, of which, together with all legal fees other than corporate counsel expenses, $4.0 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $36,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 223 cases pending against the Company as of September 30, 2021 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 200 cases that were pending as of December 31, 2020. During the nine months ended September 30, 2021, 86 new cases were filed against the Company, and the Company was dismissed from 42 cases and settled 21 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14. Acquisitions and Joint Ventures

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed through our revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. During 2020, the Company increased the earnout liability to $1.7 million at December 31, 2020 based on the estimated fair value at that date. During 2021, the Company made earnout payments of $0.8 million related to 2020 performance and earnout payments of $0.6 million related to first half 2021 performance. As of September 30, 2021, the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $0.8 million.

EIS engineers products that clean air through a variety of technologies including volatile organic compounds abatement, odor control, and other air pollution control solutions, which complements our Industrial Solutions Segment businesses. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

Acquisition and integration expenses on the Condensed Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. For the three months ended September 30, 2021 and 2020, EIS accounted for $5.7 million and $5.3 million in revenue and $0.7 million and $0.4 million in net income, respectively, and for the nine months ended September 30, 2021 and 2020, EIS accounted for $13.9 million and $5.8 million in revenue and $1.6 million and $0.6 million in net income, respectively.

Mader

On July 31, 2020, the Company entered into a joint venture agreement (“JV Agreement”) with Mader Holdings L.P. (“Mader”) in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO holds 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% non-controlling equity interest is in the Consolidated Balance Sheet. The results of the joint venture are included in our Engineered Systems segment. The fair value of Mader’s net assets contributed was $1.0 million. As of September 30, 2021 there were $8.0 million in current assets, $8.7 million in long-lived assets, and $8.0 million in total liabilities related to the Effox-Mader joint venture included in our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2021 and 2020, the Effox-Mader joint venture accounted for $4.9 million and $3.5 million in revenue and $0.3 million and $0.1 million in net income, respectively, and for the nine months ended September 30, 2021 and 2020, the Effox-Mader joint venture accounted for $14.5 million and $10.5 million in revenue and $1.5 million and $1.2 million in net income, respectively.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2020:

	Three months ended September 30,		Nine months ended September 30,
(table in thousands, except per share data)	2021	2020	2021	2020
Net sales	$79,979	$77,943	$230,551	$246,550
Net (loss) income attributable to CECO Environmental Corp.	(1,249)	(222)	224	7,975
Earnings per share:
Basic	$(0.04)	$(0.01)	$0.01	$0.23
Diluted	$(0.04)	$(0.01)	$0.01	$0.22

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/wastewater and midstream oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered emissions management, product recovery, thermal acoustics, and water & gas separation solutions.

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

The financial segment information is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$44,779	$49,709	$130,196	$149,429
Industrial Process Solutions segment	35,200	27,716	100,355	83,652
Net sales	$79,979	$77,425	$230,551	$233,081

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
(Loss) income from operations
Engineered Systems segment	$4,301	$7,276	$16,105	$24,479
Industrial Process Solutions segment	2,669	1,539	10,932	6,471
Corporate and Other(1)	(7,566)	(7,797)	(22,434)	(21,299)
(Loss) income from operations	$(596)	$1,018	$4,603	$9,651

(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Property and equipment additions
Engineered Systems segment	$15	$148	$79	$446
Industrial Process Solutions segment	241	132	603	901
Corporate and Other	487	603	1,058	1,528
Property and equipment additions	$743	$883	$1,740	$2,875

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Depreciation and amortization
Engineered Systems segment	$1,061	$1,245	$3,198	$3,690
Industrial Process Solutions segment	1,070	1,154	3,212	3,065
Corporate and Other	336	177	963	469
Depreciation and amortization	$2,467	$2,576	$7,373	$7,224

(dollars in thousands)	September 30, 2021	December 31, 2020
Identifiable assets
Engineered Systems segment	$260,603	$270,573
Industrial Process Solutions segment	147,869	135,204
Corporate and Other(2)	10,204	13,537
Identifiable assets	$418,676	$419,314

(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	September 30, 2021	December 31, 2020
Goodwill
Engineered Systems segment	$99,558	$99,785
Industrial Process Solutions segment	62,035	62,035
Goodwill	$161,593	$161,820

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended September 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$45,559	$(472)	$(308)	$—	$44,779
Industrial Process Solutions segment	35,525	(308)	—	(17)	35,200
Net sales	$81,084	$(780)	$(308)	$(17)	$79,979

	Three months ended September 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$51,203	$(1,071)	$(423)	$—	$49,709
Industrial Process Solutions segment	30,944	(3,117)	—	(111)	27,716
Net sales	$82,147	$(4,188)	$(423)	$(111)	$77,425

	Nine months ended September 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$137,104	$(6,359)	$(549)	$—	$130,196
Industrial Process Solutions segment	109,703	(8,363)	—	(985)	100,355
Net sales	$246,807	$(14,722)	$(549)	$(985)	$230,551

	Nine months ended September 30, 2020
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$159,181	$(8,861)	$(891)	$—	$149,429
Industrial Process Solutions segment	95,272	(10,718)	—	(902)	83,652
Net sales	$254,453	$(19,579)	$(891)	$(902)	$233,081

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2021 and 2020 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (the “Company,” “CECO,” “we,” “us,” or “our”) is a global leader in industrial air quality and fluid handling serving a broad landscape of industrial and other niche markets through an attractive asset-light business model. We focus on engineering, designing, building, and installing systems that capture, clean and destroy airborne contaminants from industrial facilities, including equipment that controls hazardous emissions from such facilities, as well as fluid handling and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

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

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of October 31, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

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

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain as a result of the COVID-19 pandemic; however, we have experienced some short-term execution issues associated with supply chain and logistics costs, customer delays and labor shortages. Although vaccines are available in various countries where we operate, health concern risks remain and notwithstanding the Company's continued efforts, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and venders, particularly in light of newly emerging variant strains of the virus becoming more dominant and the potential resumption of high levels of infection and hospitalization. We cannot predict whether any of our manufacturing, operations or suppliers will be disrupted by these events, or how long such disruptions would last. COVID-19 has had and may have further negative impacts on our operations, customers and supply chain despite the preventative and precautionary measures being taken. COVID-19 began to impact the Company during the first quarter of 2020 and if the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID-19 could impact our results of operations, financial position and cash flows.

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

The Company provides non-GAAP operating income and non-GAAP operating margin to exclude certain items that the Company believes are not indicative of its ongoing operations. These items relate to the Company’s acquisitions, divestitures, restructuring expenses and other items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company believes that these items are not necessarily indicative of its ongoing operations and their exclusion provides individuals with additional information to compare the Company's results over multiple periods. The Company's financial statements may continue to be affected by items similar to those excluded in the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP financial measures should not be construed as an inference that all such costs are unusual or infrequent.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net sales	$80.0	$77.4	$230.6	$233.1
Cost of sales	57.3	52.6	158.2	154.2
Gross profit	$22.7	$24.8	$72.4	$78.9
Percent of sales	28.4%	32.0%	31.4%	33.8%
Selling and administrative expenses	20.9	18.9	60.9	59.3
Percent of sales	26.1%	24.4%	26.4%	25.4%
Amortization and earnout expenses	1.8	2.1	5.8	5.5
Restructuring expenses	0.4	0.9	0.7	1.8
Acquisition and integration expenses	0.2	0.4	0.4	1.1
Executive transition expenses	—	1.5	—	1.5
Operating (loss) income	$(0.6)	$1.0	$4.6	$9.7
Operating margin	(0.8)%	1.3%	2.0%	4.2%

To compare operating performance between the three-month and nine-month periods ended September 30, 2021 and 2020, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, and (4) executive transition expenses, including severance for its former Chief Executive Officer, fees and expenses incurred in the search, for and hiring, of a new Chief Executive Officer. See “Note

Regarding Use of Non-GAAP Financial Measures” above. The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2021	2020	2021	2020
Operating (loss) income as reported in accordance with GAAP	$(0.6)	$1.0	$4.6	$9.7
Operating margin in accordance with GAAP	(0.8)%	1.3%	2.0%	4.2%
Amortization and earnout expenses	1.8	2.1	5.8	5.5
Restructuring expenses	0.4	0.9	0.7	1.8
Acquisition and integration expenses	0.2	0.4	0.4	1.1
Executive transition expenses	—	1.5	—	1.5
Non-GAAP operating income	$1.8	$5.9	$11.5	$19.6
Non-GAAP operating margin	2.3%	7.6%	5.0%	8.4%

Net sales for the third quarter of 2021 increased $2.6 million, or 3.4%, to $80.0 million compared with $77.4 million in the third quarter of 2020. The increase is attributable to increases of $2.5 million in our Regenerative Thermal Oxidizer (“RTO”) solutions, $1.2 million in our mist elimination products, and $0.8 million in our custom-designed sheet metal fabrication products. These increases were partially offset by the effects of the COVID-19 pandemic on global demand for certain products in 2021, which includes a decrease of $2.1 million for our custom-engineered cyclone systems.

Net sales for the first nine months of 2021 decreased $2.5 million, or 1.1%, to $230.6 million compared with $233.1 million in the first nine months of 2020. The decrease is primarily attributable to the effects of the COVID-19 pandemic on the global demand for certain products in 2021, which include decreases of $8.9 million in our custom-engineered cyclone systems, $5.6 million in our Selective Catalytic Reduction (“SCR”) technologies, and $3.4 million in custom designed sheet metal fabrication products. These decreases were partially offset by increases of $8.1 million in volatile organic compounds (“VOC”) abatement solutions from the Environmental Integrated Solutions (“EIS”) business and $7.3 million in our RTO solutions.

Gross profit decreased $2.1 million, or 8.5%, to $22.7 million in the third quarter of 2021 compared with $24.8 million in the third quarter of 2020. The decrease in gross profit is primarily related to inflation, supply chain challenges, and lower margin mix of projects executed during the period compared to the prior period. Gross profit as a percentage of sales decreased to 28.4% in the third quarter of 2021 compared with 32.0% in the third quarter of 2020.

Gross profit decreased $6.5 million, or 8.4%, to $72.4 million in the first nine months of 2021 compared with $78.9 million in the first nine months of 2020. The decrease in gross profit is primarily related to inflation, supply chain challenges, and lower margin mix of projects executed during the nine-month period ended September 30, 2021. Gross profit as a percentage of sales decreased to 31.4% in the first nine months of 2021 compared with 33.8% in the first nine months of 2020.

Orders booked increased $25.8 million, or 38.6%, to $92.6 million during the third quarter of 2021 compared with $66.8 million in the third quarter of 2020. Orders booked were $270.2 million for the first nine months of 2021 compared with $202.4 million during the first nine months of 2020, an increase of $67.8 million, or 33.5%. The increase is primarily attributable to increases in the electrical vehicle production, engineered wood, aluminum beverage can, refinery and power generation end markets.

Selling and administrative expenses were $20.9 million for the third quarter of 2021 compared with $18.9 million for the third quarter of 2020. The increase is primarily attributable to cost reduction measures related to the COVID-19 pandemic implemented in the third quarter of 2020, but did not recur in the third quarter of 2021, such as furloughs and one-time reductions including wage reductions and travel restrictions. Selling and administrative expenses as a percentage of sales was 26.1% in the third quarter of 2021 compared with 24.4% in the third quarter of 2020.

Selling and administrative expenses were $60.9 million for the first nine months of 2021 compared with $59.3 million for the first nine months of 2020. The increase is primarily attributed to cost reduction measures related to the COVID-19 pandemic implemented in 2020, but did not recur in 2021, such as furlough and one-time reductions including wage reductions and travel restrictions. Selling and administrative expenses increased as a percentage of sales to 26.4% in the first nine months of 2021 compared with 25.4% in the first nine months of 2020.

Amortization and earnout expense was $1.8 million for the third quarter of 2021 compared with $2.1 million for the third quarter of 2020. The decrease in expense is attributable to a $0.3 million decrease in definite lived asset amortization.

Amortization expense was $5.8 million for the first nine months of 2021 compared with $5.5 million for the first nine months of 2020. The increase in expense is attributable to a $0.7 million increase in earnout expense offset by a $0.4 million decrease in definite lived asset amortization.

Operating income decreased $1.6 million to $(0.6) million in the third quarter of 2021 compared with $1.0 million during the third quarter of 2020. Operating income decreased $5.1 million to $4.6 million in the first nine months of 2021 compared with $9.7 million during the first nine months of 2020. The decreases in operating income for the three- and nine-month periods ended September 30, 2021 are primarily attributable to a lower margin mix of products sold during the year, increased selling and administrative expenses and increases in earnout expenses, as described above, partially offset by decreases in restructuring expenses, acquisition and integration expenses, and executive transition expenses.

Non-GAAP operating income was $1.8 million for the third quarter of 2021 compared with $5.9 million for the third quarter of 2020. The decrease in non-GAAP operating income is primarily attributable to the increase in selling and administrative expenses, which was primarily attributable to the discontinuation of certain cost reduction measures related to the COVID-19 pandemic, such as furloughs and one-time reductions including wage reductions and travel restrictions, which were implemented in the third quarter of 2020, but did not recur in the third quarter of 2021, as well as, a decrease in gross profit. Non-GAAP operating income as a percentage of sales decrease2.3%d to for the third quarter of 2021 from 7.6% for the third quarter of 2020.

Non-GAAP operating income was $11.5 million for the first nine months of 2021 compared with $19.6 million for the first nine months of 2020. The decrease5.0% in non-GAAP operating income is primarily attributable to the decrease in net sales and gross profit. Non-GAAP operating income as a percentage of sales decreased to for the first nine months of 2021 from 8.4% for the first nine months of 2020.

Interest expense decreased to $0.7 million in the third quarter of 2021 and $2.2 million for the first nine months of 2021 compared with interest expense of $0.8 million in the third quarter of 2020 and $2.7 million for the first nine months of 2020. The decrease in interest expense is primarily due to a reduced debt balance for the three- and nine-month periods in 2021 compared to 2020.

Income tax expense was $0.1 million for the third quarter of 2021 and $0.8 million for the first nine months of 2021 compared with income tax expense of $0.2 million for the third quarter of 2020 and $1.5 million for the first nine months of 2020. The effective income tax rate for the third quarter of 2021 was (5.6)% compared with (468.2)% for the third quarter of 2020. The effective income tax rate for the first nine months of 2021 was 62.7% compared with 19.4% for the first nine months of 2020. The effective income tax rate for the three and nine months ended September 30, 2021 is different than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, the Global Intangible Low-Taxed Income inclusion and Foreign-Derived Intangible Income deduction, tax credits, and differences in tax rates among the jurisdictions in which we operate.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$44,779	$49,709	$130,196	$149,429
Industrial Process Solutions segment	35,200	27,716	100,355	83,652
Net sales	$79,979	$77,425	$230,551	$233,081

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
(Loss) income from Operations
Engineered Systems segment	$4,301	$7,276	$16,105	$24,479
Industrial Process Solutions segment	2,669	1,539	10,932	6,471
Corporate and Other(1)	(7,566)	(7,797)	(22,434)	(21,299)
(Loss) income from operations	$(596)	$1,018	$4,603	$9,651

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales decreased $4.9 million to $44.8 million for the third quarter of 2021 compared with $49.7 million in the same period of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $2.1 million in custom-engineered cyclone systems, $1.3 million in products serving the midstream oil & gas end markets, and $1.2 million in products serving the power generation end markets.

Our Engineered Systems segment net sales decreased $19.2 million to $130.2 million in the first nine months of 2021 compared with $149.4 million in the same period of 2020. The decrease is primarily attributable to the effects of COVID-19 on global demand for certain products, which included decreases of $8.9 million in custom-engineered cyclone systems, $5.6 million in our SCR technologies, and $5.7 million in products serving the midstream oil & gas end markets.

Operating income for the Engineered Systems segment decreased $3.0 million to $4.3 million in the third quarter of 2021 compared with $7.3 million in the same period of 2020. The operating income decrease is primarily attributable to a decrease in gross profit of $2.7 million due to a decrease in net sales, inflation, supply chain challenges, and product mix.

Operating income for the Engineered Systems segment decreased $8.4 million to $16.1 million in the first nine months of 2021 compared with $24.5 million in the same period of 2020. The operating income decrease is primarily attributable to a decrease in gross profit of $8.6 million due to lower net sales, inflation, supply chain challenges, and product mix.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $7.5 million to $35.2 million in the third quarter of 2021 compared with $27.7 million in the third quarter of 2020. The increase is primarily attributable to increases across all products serving industrial air end markets.

Our Industrial Process Solutions segment net sales increased $16.7 million to $100.4 million in the first nine months of 2021 compared with $83.7 million in the first nine months of 2020. The increase is primarily attributable to increases of $8.1 million in our VOC abatement solutions business from the EIS acquisition, $7.3 million in our RTO system solutions, $3.4 million in our custom-designed collection and ventilation solutions and $1.8 million in our fluid filtration solutions. These increases were offset by decreased net sales of $3.4 million for our custom-designed sheet metal fabrication products.

Operating income for the Industrial Process Solutions segment increased $1.2 million to $2.7 million in the third quarter of 2021 compared with $1.5 million in the third quarter of 2020. The increase is primarily attributable to a $0.5 million increase in gross profit driven by increased net sales and a $0.7 million decrease in restructuring expenses, partially offset by inflation, supply chain challenges and product mix.

Operating income for the Industrial Process Solutions segment increased $4.4 million to $10.9 million in the first nine months of 2021 compared with $6.5 million in the first nine months of 2020. The increase is primarily attributable to an increase of $2.1 million in gross profit driven by increased net sales, a $1.6 million decrease in selling and administrative expenses related to cost reduction measures implemented in 2020 and decreased restructuring costs of $1.1 million, which were partially offset by inflation, supply chain challenges, product mix, and increased earnout expenses of $0.7 million.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $0.2 million to $7.6 million for the third quarter of 2021 compared with $7.8 million for the third quarter of 2020. The decrease is attributable to decreased restructuring expenses, acquisition and integration expenses and executive transition expenses of $1.8 million which were offset by increased selling and administrative expenses of $1.6 million related to the discontinuation of proactive cost reduction measures taken in response to the COVID-19 pandemic during the third quarter of 2020, such as furloughs and one-time reductions including wage reductions and travel restrictions, which did not recur in the third quarter of 2021.

Operating expense for the Corporate and Other segment increased $1.1 million to $22.4 million for the first nine months of 2021 compared with $21.3 million for the first nine months of 2020. The increase is primarily attributable to $3.1 million of increased selling and administrative expense related to the discontinuation of certain cost reduction measures in response to the COVID-19 pandemic, such as furloughs and one-time reductions including wage reductions and travel restrictions, which were offset by decreased restructuring expenses, acquisition and integration expenses, and executive transition expenses of $1.9 million.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $219.1 million as of September 30, 2021 from $183.1 million as of December 31, 2020. During the first nine months of 2021, the Company removed $3.6 million of orders that were previously disclosed as backlog in prior quarters due to customer cancellations. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At September 30, 2021, the Company had working capital of $71.3 million, compared with $74.1 million at December 31, 2020. The ratio of current assets to current liabilities was 1.60 to 1.00 on September 30, 2021, as compared with a ratio of 1.68 to 1.00 at December 31, 2020.

At September 30, 2021 and December 31, 2020, cash and cash equivalents totaled $31.9 million and $36.0 million, respectively. As of September 30, 2021 and December 31, 2020, $24.7 million and $28.0 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	September 30, 2021	December 31, 2020

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.9 million through June 2023, and $1.3 million thereafter with balance due upon maturity in June 2024.

- Term loan	$44,063	$46,250
- Revolving Credit Loan	22,900	27,700
- Unamortized debt discount	(1,031)	(1,334)
Total outstanding borrowings under Credit Facility	$65,932	$72,616

Less: current portion	(3,750)	(3,125)
Total debt, less current portion	$62,182	$69,491

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2021 and December 31, 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(22.9)	(27.7)
Letters of credit open	(12.9)	(7.6)
Total unused credit availability	$104.2	$104.7
Amount available based on borrowing limitations	$37.1	$60.8

Overview of Cash Flows and Liquidity

	For the Nine months ended September 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$10,232	$9,115
Net cash used in investing activities	(1,207)	(8,165)
Net cash (used in) provided by financing activities	(11,835)	7,783
Effect of exchange rate changes on cash and cash equivalents	(535)	657
Net (decrease) increase in cash	$(3,345)	$9,390

Operating Activities

For the nine months ended September 30, 2021, $10.2 million of cash was provided by operating activities compared with $9.1 million in the prior year period, a $1.1 million increase. Cash flow from operating activities in the first nine months of 2021 had a favorable impact year-over-year primarily due to certain improvements in net working capital.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $(1.2) million compared with $(8.2) million used in investing activities in the prior year period. For the nine months ended September 30, 2021, the $(1.2) million cash used in investing activities was the result of $(1.7) million cash used for the acquisition of property and equipment, offset by $0.5 million of proceeds from the disposal of assets held for sale. In the prior year period, cash flow of $(8.2) million used in investing activities was the result of $(5.9) million used, net of cash acquired, for the EIS acquisition and $(2.9) million used for the acquisition of property and equipment, offset by proceeds from the disposal of assets held for sale of $0.6 million.

Financing Activities

For the nine months ended September 30, 2021, $(11.8) million was used in financing activities compared with $7.8 million provided by financing activities in the prior year period, a decrease of $(19.6) million. For the nine months ended September 30, 2021, the Company used $(3.7) million to repurchase common stock, $(0.8) million to make earnout payments, $(0.1) million in non-controlling interest distributions, and received $0.2 million from proceeds from employee stock purchase plan and exercise of stock options. Additionally, for the first nine months ended September 30, 2021, the Company used $(4.8) million for net repayments on the Company’s revolving credit lines and $(2.2) million in repayment on long-term debt. In the prior year period, the Company had net borrowings of $12.5 million on its revolving credit facility, of which $10.3 million was used to fund the EIS acquisition on June 4, 2020, and $(4.4) million on long-term debt.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, assumptions used in business combination accounting and related balances, and pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Management believes there have been no changes during the nine-month period ended September 30, 2021, other than as disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and include, but are not limited to:

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
•
the potential for contract delay or cancellation as a result of on-going or worsening supply chain challenges;
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
•
our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any;
•
economic and political conditions generally;
•
our ability to successfully realize the expected benefits of our restructuring program;
•
our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions; and
•
unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with COVID-19, as well as management’s response to any of the aforementioned factors.

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

The carrying value of the Company’s long-term debt and current maturities of long-term debt was $67.0 million at September 30, 2021. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2021. Most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates. The estimated impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2021 is $0.2 million on an annual basis.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021. Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended September 30, 2021:

	Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	232	7.21	232	3,324
September 1, 2021 - September 30, 2021	289	7.16	289	1,255
Total	521	$7.18	521

(1) On August 3, 2021, the Company publicly announced that its Board of Directors has authorized a $5.0 million share repurchase program. The program expires on December 31, 2021. See Note 8 for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	CECO Environmental Corp. Executive Change in Control Severance Plan

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Matthew Eckl
Matthew Eckl
Chief Financial Officer (principal financial officer and duly authorized officer)

Date: November 8, 2021