Form 10-K
period 2021-12-31
CECO ENVIRONMENTAL CORP
filed 2022-03-14
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $173.9 million based upon the closing market price and shares of common stock outstanding as of June 30, 2021, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 28, 2022, the registrant had 35,047,612 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I — Item 1A. Risk Factors” of this Annual Report on Form 10-K and include, but are not limited to:

•
the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
•
dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•
the effect of growth on CECO’s infrastructure, resources and existing sales;
•
the ability to expand operations in both new and existing markets;
•
the potential for contract delay or cancellation as a result of on-going or worsening supply chain challenges;
•
liabilities arising from faulty services or products that could result in significant professional or product liability, warranty or other claims;
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
•
our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions; and
•
unpredictability and severity of catastrophic events, including cybersecurity threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with the novel coronavirus (“COVID-19”), as well as management’s response to any of the aforementioned factors.

Many of these risks are beyond management’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should any related assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Furthermore, the forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission (the “SEC”), we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

CECO Environmental Corp. (“CECO,” “we,” “us,” or the “Company”) is a leading environmentally focused, diversified industrial company whose solutions protect people, the environment, and industrial equipment. We focus on engineering, designing, building, and installing systems that capture, clean and destroy air- and water-borne emissions from industrial facilities as well as fluid handling, gas separation, and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

CECO serves diverse industries globally by working to improve air and water quality, protect customer’s equipment, and provide customized engineered solutions in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, midstream oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

CECO has over $6 billion of installed equipment with end users, which we target to expand and grow a higher recurring revenue of aftermarket products and services.

Our customers include some of the largest natural gas processors, transmission and distribution companies, refineries, power generators, industrial manufacturing, engineering and construction companies, semiconductor manufacturers, compressor manufacturers, beverage can manufacturers, metals and minerals, and electric vehicle producers in the world.

We believe our value differentiators include, but are not limited to, our product quality, reliability, on-time delivery and safety, supported by advanced engineering and operational excellence. We believe these are critical in maintaining our competitive position and have adopted a spirit of continuous improvement to ensure we maintain our market leadership position.

Industry Overview

We serve a growing $5 billion dollar global market that is highly fragmented and serves various end markets including power generation, petrochemical processing, general industrial, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

We believe demand for our products and services will continue to be driven by the following factors:

•
Global Focus on Environment. Increased demand for efficient solutions and reduced emissions for clean air and water remains at the forefront of sustainable production. As our customers and end markets navigate this changing landscape, we are making production cleaner, more efficient and flexible, and workplaces safer, using the same high manufacturing standards our customers expect. Increasingly, society, along with government regulation, call for corporations to commit to the preservation and protection of the environment. We believe that through our air and water quality and emissions control initiatives, companies want to work with us to protect people and our planet from the harmful effects of industrial processes.
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
•
Power Generation. Power generation encompasses a broad range of activities related to the production of electricity. The primary types of fossil fuels used to generate electricity are coal, natural gas, solar, wind and nuclear. In the United States, concerns about potential environmental regulations enhance the attractiveness of natural gas-fired power plants compared with coal-fired power plants, which generally have higher pollutant emission rates than natural gas-powered plants. Natural gas-fired power plants have lower initial capital needs and are more flexible in terms of operating times than coal plants. The transition to hydrogen and other clean fuels (such as liquefied natural gas, liquefied petroleum gas, and renewable natural gas) to generate power are in their infancy but will be part of the energy transition over the next decade. These fuels will require exhaust emissions control in the form of water and air quality solutions.
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

Mission and Strategy

Our mission is to help companies grow their business with safe, clean and more efficient solutions that help protect people, our shared environment and industrial equipment.

We seek to fulfill this mission through established global leadership in air quality and water treatment solutions focused on serving a diversified set of niche markets around the world. We will continue to leverage our innovative technology and application expertise to customers around the world. We work to improve air and water quality, protect customer's equipment, and provide custom engineered solutions for applications including power generation, petrochemical processing, general industrial, refining, midstream oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment along with a wide range of other applications.

Our strategy to become the global leader in air quality and water treatment solutions is to drive an operating environment of performance excellence across the Company with a near term focus on targeted value creation enablers, and growth-oriented business segment performance.

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

Business Segments:

During the first quarter of 2021, management determined that a realignment of the Company's segments was necessary to better reflect the solutions we provide, and the end markets we serve. As a result of this realignment, we combined the operating results of the prior

Industrial Solutions segment and the Fluid Handling Solutions segment into a single reportable segment named the Industrial Process Solutions segment. Additionally, the Energy Solutions segment was renamed the Engineered Systems segment.

Our reportable segments continue to be focused on attractive end markets and each segment is aligned to generate profitable growth for the Company with a compelling technology and solution set to benefit customers.

•
Engineered Systems segment: Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/wastewater and midstream oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation & filtration, and dampers & expansion joints.
•
Industrial Process Solutions segment: Our Industrial Process Solutions segment is the combination of the segments formerly known as our Industrial Solutions segment and our Fluid Handling Solutions segment, which serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets. We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption, minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors through our platforms including duct & installation, industrial air, and fluid handling.

Competitive Strengths

Leading market position as a complete solution provider. We believe we are a leading provider of critical solutions in industrial air quality and water treatment. The multi-billion dollar global market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. We offer our customers a complete end-to-end solution, including engineering and project management services, procurement and fabrication, construction and installation, aftermarket support, and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

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

Global diversification and broad customer base. The global diversity of our operations and customer base provides us with multiple growth opportunities. As of December 31, 2021, we had a diversified customer base of approximately 6,500 active customers across a range of industries. We believe that the diversity of our customers and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customers’ processes change and modifications or additions to their systems become necessary.

Experienced management and engineering team. Our senior management team has substantial experience in industrial air quality and water treatment solutions. The business experience of our management team enables us to pursue our strategy. Our workforce includes approximately 250 engineers, designers, solution experts, and project managers whose significant specialized industry experience and technical expertise enables them to have a deep understanding of the solutions that will best suit the needs of our customers. The experience and stability of our management, operating and engineering teams have been crucial to our growth, developing and maintaining customer relationships, and increasing our market share.

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

Products and Services

We provide a wide spectrum of products and services including dampers and diverters, selective catalytic reduction and selective non-catalytic reduction systems, cyclonic technology, thermal oxidizers, filtration systems, scrubbers, water treatment and fluid handling equipment, and plant engineering services and engineered design build fabrication. Our products primarily compete on the basis of price, performance, speed of delivery, quality, customer support and single source.

Project Design and Research and Development

We start by understanding our customers’ needs and delivering better outcomes for them by focusing new product development efforts that help protect our shared environment while working to improve a variety of operational outcomes including, but not limited to, facility uptime, production quality, employee safety, equipment protection and process performance. We produce specialized products that are often tailored to the specifications of a customer or application.

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

We sell and market our products and services with our own direct sales force, including employees in the United States, the Netherlands, United Kingdom, Canada, United Arab Emirates, India, China, and Singapore, in conjunction with outside sales representatives in North America, South America, Europe, Middle East, Asia, and India. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Our customer service organization and sales force provides our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes and pending changes in environmental regulations as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, this approach can lead to sales of annual service and support contracts as well as consumables. Our website also provides our customers with online tools and technical resources.

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

Customers

We are not dependent upon any single customer, and no customer comprised 10% or more of our consolidated revenues for 2021.

Suppliers and Subcontractors

We purchase our raw materials and supplies from a variety of global sources. When possible, we directly secure angle iron and sheet plate products from steel mills, whereas other materials are purchased from a variety of steel service centers. Steel prices have traditionally been volatile, but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products. On contract work, we try to mitigate the risk of higher prices by including the current price in our estimate and generally include price inflation clauses for protection.

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

While we believe we have a good relationship with our suppliers and subcontractors, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog was $213.9 million as of December 31, 2021 as compared to $183.1 million as of December 31, 2020. Backlog is adjusted on a quarterly basis for fluctuations in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

Our business is subject to numerous laws and regulations. While there are not currently regulations proposed or pending that we believe will result in material capital, operating or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2022 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2022 or beyond. New laws and regulations and the costs of compliance with such new laws and regulations can only be broadly appraised until their implementation becomes more defined through regulatory guidance and enforcement.

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

Human Capital Management

CECO recognizes that in order to drive innovation and operational excellence, we must identify, attract, retain and motivate world-class talent. As of December 31, 2021, CECO has approximately 730 employees, across eight countries. One-hundred and thirty of our US employees are unionized in our Pennsylvania, Tennessee and North Carolina facilities.

Talent, Leadership and People Development

To support personal and professional development, we have strategically committed resources to leadership and management development programs, product knowledge, job skills, and compliance training. In 2021, CECO continues to leverage a online learning platform so our employees can continue developing their skill sets and knowledge. Our learning platform offers over 16,000 courses and certifications ranging from job function to leadership and resource training. As of December 31, 2021, 82% of our employees have engaged with this learning platform and they are spending approximately 3 hours per month building their knowledge and skills. Additionally, in 2021 we further invested in high performing leaders by partnering with top US Universities including Wharton, Yale, MIT University of CA Berkeley, University of Pennsylvania and more, to build strategic, leadership and operational excellence skills. We also partnered with the Center of Creative Leadership to further reinforce leadership skills by investing in executive level coaching of high performing leaders. We believe this investment in our team members and leaders results in a more knowledgeable and competent workforce today while strengthening our succession plan and leadership bench for the future.

We provide a variety of resources to help our employees grow in their current roles and build new skills to thrive in the workplace of the future. Strategic talent reviews are conducted annually across all business areas. The Board is updated on the Company’s people strategy on an annual basis, which is refined based on business drivers, market factors and key initiatives designed to drive the corporate strategy and business results and meets to review our succession planning strategy and leadership pipeline for key roles, taking into account the Company’s long-term strategy.

Health and Safety

At CECO, the health and safety of our employees is one of our highest priorities. We believe that all injuries, occupational illnesses and incidents are preventable, and we are committed to operating with a zero-incident culture. Through our environmental, health and safety program we implement policies and training programs, as well as perform self-audits to ensure our colleagues leave the workplace safely every day. To better understand employee safety at the site level, we have safety committees and safety scorecards to share best practices between sites. We currently share scorecard information monthly to foster visibility, accountability and commitment across our workplace, communicating and celebrating successful results across the enterprise. In addition to lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at each site to ensure worker safety. For the year ended December 31, 2021, CECO’s domestic Total Recordable Incident Rate (“TRIR”) was 1.9% as compared to our benchmark industry average TRIR of 4.1%.

Our safety focus is also evident in our response to the COVID-19 pandemic around the globe. We implemented all government, federal and state policies, in addition to our enhanced policies procedures and protocols:

•
implemented remote work and work from home flexibility for office job roles;
•
continued utilization of Microsoft Teams world-wide to enable collaboration while ensuring team safety;
•
continued to leverage an Emergency Paid Pandemic Leave policy to encourage those who are sick to stay home;
•
continue deep cleaning protocols across all locations;
•
initiated regular communication, public service announcements and mini-video sessions educating, promoting and encouraging the vaccine and highlighting our health and safety protocols and procedures;
•
continue to implemented the self-certification health assessment internationally as offices opened up in addition to continuing requirement for employees, partners and vendors at our manufacturing facilities (where allowed by local law);
•
continued safety protocols to address actual and suspected COVID-19 cases and potential exposure;
•
prohibited all non-essential domestic and international travel for all employees;
•
required masks to be worn in all locations where allowed by local law;
•
required on site visitors complete a health and travel declaration; and
•
for on site visitors traveling by plane, required a negative Polymerase Chain Reaction test before entering the facility.

CECO manufactures products and performs services deemed essential to critical infrastructure, including manufacturing, and energy, and, as a result, our facilities have continued operating during the COVID-19 pandemic. Importantly, during 2021, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

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

As part of our efforts to expand CECO’s diverse workforce, we have:

•
initiating recruitment efforts to attract and build a more diverse workforce, including expanding career opportunity postings on career websites to diverse job boards, as well as, search engines that aggregate and display job openings by employers, including those dedicated to diverse candidates;
•
invested in executive sponsorship training through the Yale School of Management so that a comprehensive Diversity, Equity and Inclusive roadmap could be designed and a partner selected to support us on this initiative.

CECO’s commitment to expanding our diverse workforce and enhancing our inclusive culture is driven by our recognition that a workplace that is reflective of our global customer base establishes a firm foundation to drive creativity and innovation, which lead to problem solving, development, performance, and business success.

Executive Officers of CECO

The following are the executive officers of the Company as of February 28, 2022. The terms of all officers expire at the next annual meeting of stockholders and upon the election of the successors of such officers.

Todd Gleason (50) has served as a director and Chief Executive Officer since July 2020. Prior to joining the Company, Mr. Gleason most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company.

Matthew Eckl (41) has served as our Chief Financial Officer since January 2017. Prior to joining the Company, Mr. Eckl served as Vice President, Finance – Energy Group at Gardner Denver, Inc., a global provider of compressors, blowers, and vacuum pumps, from 2012 until January 2017. In this role, he oversaw a $1 billion revenue business group that designs, manufactures, markets and services pumps, fluid transfer equipment and engineered systems for oil & gas and petrochemical industries. Prior to joining Gardner Denver, Mr. Eckl served in various roles of increasing responsibility within General Electric Company, a global digital industrial company, from 2002 until 2012, where he worked with various business groups to integrate new acquisitions and streamline financial reporting processes. Mr. Eckl earned a Bachelor’s degree in Management Information Systems from Pennsylvania State University.

Ramesh Nuggihalli (53) has served as our Chief Operating Officer since April 2021. Prior to joining the Company, Mr. Nuggihalli held the Chief Operating Officer role for NovaTech, LLC, a private industrial automation company, from July 2018 to November 2019. Prior to that, Mr. Nuggihalli was the President and Managing Director of Xylem Asia, a provider of premium field, portable, online and laboratory analytical instruments and software serving the water sector. Before Xylem, he was the Managing Director of Pentair Middle East based out of Dubai, UAE, serving the energy sector. Mr. Nuggihalli has more than 20 years of experience working in more than 25 countries managing complex international businesses in emerging markets. Mr. Nuggihalli has held executive leadership roles at Tyco International, a security systems company, Ametek, a global manufacturer of electronic instruments and electromechanical devices, General Electric, Babcock & Wilcox, an American renewable environmental and thermal energy technologies and service provider and SNC-Lavalin, a Canadian company based in Montreal that provides engineering, procurement, and construction services to various industries, including mining and metallurgy, oil and gas, environment and water, infrastructure, and clean power. Mr. Nuggihalli, holds a bachelor’s degree in Engineering from the University of Mysore, India, a Master of Engineering degree from McGill University in Canada, and a Master of Business Administration from Wilfred Laurier University in Canada.

Paul Gohr (40) has served as the Chief Accounting Officer since May 2017. Mr. Gohr previously served as our Vice President of Financial Reporting since joining the Company in September 2014. From 2004 to 2014, Mr. Gohr served in various roles of increasing responsibility within Grant Thornton LLP, a global public accounting firm, most recently as a Senior Manager of Audit Services. While at Grant Thornton LLP, Mr. Gohr served a broad base of both public and private companies with international operations, many of which were acquisitive in nature. Mr. Gohr is a Certified Public Accountant. Mr. Gohr earned a Bachelor’s degree in Business, Accountancy and a Masters of Accountancy degree from Miami University.

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

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic. The COVID-19 pandemic persists in geographic areas in which we have operations, suppliers, customers and employees, and we expect it to continue to have a significant impact on our business, and may affect the demand for our products and disrupt our supply chain and the manufacturing and distribution of our products. It is unknown how long these disruptions could continue and such events may affect our business, results of operations and financial condition. As a key supplier to critical infrastructure projects within the United States, certain portions of our business have been designated an essential business, and we continue to operate our business in compliance with applicable state and local laws. We are observing recommended Centers for Disease Control and Prevention guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts where our facilities remain open. Additionally, the COVID-19 pandemic has also disrupted our international operations. Some of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we continue to work closely with our global supply chain to proactively support customers during this critical time. We cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our suppliers.

The senior management team meets regularly to review and assess the status of the Company’s operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively. We are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected. Although vaccines are available in various countries where we operate, health concern risks remain and notwithstanding the Company’s continued efforts, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and venders, particularly in light of newly emerging variant strains of the virus becoming more dominant, the potential resumption of high levels of infection and hospitalization, reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots. We cannot predict whether any of our manufacturing operations or suppliers will be disrupted by these events, or how long such disruptions would last. COVID-19 has had and may have further negative impacts on our operations, customers and supply chain despite the preventative and precautionary measures being taken.

We have experienced and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), access to supplies, capital and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of potential worsening of global economic conditions, inflation resulting from government interventions and stimulus, and continued disruptions to and volatility in the financial markets remain unknown.

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

•
key suppliers may have difficulties resulting in delays for our material purchases;
•
vendors, suppliers and other third parties may fail to perform their contractual obligations; and
•
customers may become insolvent and/or unable to obtain credit to finance purchases of our products and services;

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

We derive a significant portion of our revenues from fixed price contracts. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer.

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

Our backlog was $213.9 million at December 31, 2021 and $183.1 million at December 31, 2020. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. The COVID-19 pandemic has resulted in increased supply chain delays, cost inflation and workforce unavailability. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Volatility of oil and natural gas prices can adversely affect demand for our products and services.

Volatility in oil and natural gas prices can impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund capital expenditures. The COVID-19 pandemic has significantly disrupted demand for and expectations about future prices and price volatility, which are important for determining our customers’ future spending levels. Lower oil and natural gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is a higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material effect on our results of operations.

Our financial performance may vary significantly from period to period.

Our annual revenues and earnings have varied in the past and are likely to vary in the future. Our contracts generally stipulate customer-specific delivery terms and may have contract cycles of a year or more, which subjects these contracts to many factors beyond our control. In addition, contracts that are significantly larger in size than our typical contracts tend to intensify their impact on our annual operating results. Furthermore, as a significant portion of our operating costs are fixed, an unanticipated decrease in our revenues, a delay or cancellation of orders in backlog, or a decrease in the demand for our products, may have a significant impact on our annual operating results. Therefore, our annual operating results may be subject to significant variations and our operating performance in one period may not be indicative of our future performance.

Customers may cancel or delay projects. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel or delay projects for reasons beyond our control, including for reasons related to and exasperated by the COVID-19 pandemic. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relationship between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. For example, in a year-long project as opposed to a three-month project, more time is available for the customer to experience a softening in its business, which may cause the customer to cancel a project.

We face significant competition in the markets we serve.

All of the industries in which we compete are highly competitive and highly fragmented. We compete in primarily mature markets against a number of local, regional and national contractors and manufacturers in each of our product or service lines, many of which have been in existence longer than us and some of which have substantially greater financial resources than we do. Our products primarily compete on the basis of quality, reliability, on-time delivery and safety supported by advanced engineering and operational excellence. We must also be responsive to any technological developments and related changing customer requirements. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We provide certain warranties as to the proper operation and conformance to specifications of the products we manufacture or produce. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to customers. We have in the past received warranty claims, are currently subject to warranty claims, and we expect to continue to receive warranty claims in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our results of operations could be adversely affected.

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, resin, filtration media and equipment such as fans and motors. Materials, wages and subcontracting costs comprise the largest components of our total costs. The current economic environment has resulted, and may continue to result, in price volatility and inflation of these costs. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, steel and health care costs have risen steadily over the past few years and represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

Risks Related to our Business Model and Capital Structure

Our gross profit are affected by shifts in our product mix.

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel or other reasons. For example, as a result of the COVID-19 pandemic and efforts to stop the spread of COVID-19, some of our third-party suppliers are experiencing delays in production or an inability to perform work. We cannot assure you that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand, and the global nature of the COVID-19 pandemic could result in there being fewer alternative suppliers. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cybersecurity incidents, terrorist activity, public health crises (such as COVID-19), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis. Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

Moreover, the preventative or protective actions that governments, corporations, individuals or we may take to contain COVID-19 have resulted in, and may continue to result in, a period of reduced operations and business disruption for our subcontractors. The COVID-19 pandemic and related actions to stop the spread of COVID-19 have also prevented, and may continue to prevent, our subcontractors from meeting their obligations to us, which could also contribute to performance delays on our customer obligations and increase our costs. Any costs associated with the COVID-19 pandemic may not be fully recoverable or adequately covered by insurance.

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

Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power generation and oil & gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress or milestone payments and letters of credit as well as closely monitoring the credit worthiness of our customers. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results. Further, we believe that the COVID-19 pandemic will continue to adversely impact our sales.

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

Given that approximately 38% of our 2021 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2021, goodwill and indefinite lived intangibles were $170.8 million, or 41.0%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

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

We have $65.5 million of indebtedness as of December 31, 2021, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Our ability to execute our growth strategies may be limited by our ability to secure and retain additional financing on terms reasonably acceptable to us or at all. Certain of our competitors are larger companies that may have greater access to capital, and therefore may have a competitive advantage over us should our access to capital be limited.

In connection with the amendment to the Credit Facility executed on December 17, 2021, we modified, among other things, a substitute reference rate for the London Inter-Bank Offered Rate (“LIBOR”). This modification was made as a result of and with the expectation that the publication of LIBOR will cease on or before June 30, 2023. The methodology for calculating these reference rates differs in a number of respects from the methodology for calculating LIBOR, and they are not expected to be the economic equivalent of LIBOR. As a result of such differences in methodology, among other factors, it is possible that these rates will perform differently from LIBOR in future periods and may be more volatile. Additionally, there can be no assurance that the new reference rates will attain market acceptance as replacements of LIBOR. These interest rates will fluctuate with changing market conditions and, if they increase, our interest expense will also increase. The market transition away from LIBOR to alternative reference rates is complex and could have a range of material adverse effects on our business, financial condition and results of operations. In particular, increased interest rate expense would adversely affect our cash flow and our ability to service our indebtedness and fund our operations.

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

Significant changes in actual investment return on pension assets, discount rates and other factors may adversely affect our results of operations and pension plan contributions in future periods. GAAP requires that we calculate the income or expense of our plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates. We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed-income investments. An increase in the discount rate would increase future pension expense and, conversely, a decrease in the discount rate would decrease future pension expense. Funding requirements for our pension plan may become more significant. The ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in this Annual Report on Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in oil & gas industries. In addition, we could face reductions in our creditworthiness or in the value of our assets securing loans. Our efforts to take these risks into account in making business decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

As of December 31, 2021, approximately 130 of our approximately 730 employees are represented by international or independent labor unions under various union contracts that expire from May 31, 2022 to April 30, 2023. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities, including due to the effects of COVID-19, may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products.

Information Technology and Cybersecurity Risks

Our dependence on information systems and the failure of such systems, could significantly disrupt our business and negatively affect our financial condition, results of operations and cash flows.

We are highly dependent on information systems that are increasingly operated by third parties and as a result we have a limited ability to ensure their continued operation. We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. In the event of systems failure or interruption, including those related to the COVID-19 pandemic, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents, we will have limited ability to affect the timing and success of systems restoration and any resulting interruption in our ability to manage and operate our business could have a material adverse effect on our operating results.

Increased information technology cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available, or may result in increased cybersecurity and other insurance premiums. In response to the COVID-19 pandemic and an increased reliance on our information technology systems, we have taken proactive measures to strengthen our information technology systems, including completion of a National Institute of Standards and Technology ("NIST") assessment, upgraded security patches across all servers, development of best-in-class hack protection service, implementation of recurring company-wide security training and enablement of advanced security for our major information systems. Management provides the Audit Committee with regular updates on cybersecurity risk management.

Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.

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

Our business is primarily driven by capital spending, clean air rules, plant upgrades by our customers to comply with laws and regulations governing the discharge of pollutants into the environment or otherwise relating to the protection of the environment or human health. These laws include, but are not limited to, United States federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Water Act, the Clean Air Act, the Clean Air Interstate Rule, and the regulations implementing these statutes, as well as similar laws and regulations at state and local levels and in other countries. These United States laws and regulations may change and other countries may not adopt similar laws and regulations. Our business may be adversely impacted to the extent that environmental regulations are repealed, amended, implementation dates are delayed, or to the extent that regulatory authorities reduce enforcement.

Our operations outside of the United States are subject to political, investment and local business risks.

For the year ended December 31, 2021, approximately 38% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; (ix) the results of new trade agreements and changes in membership to international coalitions or unions, the United Kingdom’s exit from the European Union; and (x) the effects of COVID-19 and the extent to which the pandemic may disrupt global capital markets, supply chains, and/or our foreign operations.

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

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there is continued uncertainty with respect to United States trade policies, treaties, government regulations and tariffs. Any changes the Biden administration makes to United States administrative policy could result in changes to existing trade agreements, greater restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war or other governmental action related to tariffs or international trade agreements, and any resulting negative sentiments towards the United States as a result thereof, would likely have an adverse effect on our international operations or upon our business, financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2021, the sales price of our common stock on the NASDAQ ranged from $5.77 to $9.47 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

The timing, declaration, amount and payment of future dividends to our stockholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal or regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. We have not paid a cash dividend on our common stock in any of the years ended December 31, 2021, 2020 or 2019 and currently intend to retain future earnings, if any, to finance the operations, growth and development of our business into the foreseeable future.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our Annual Reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and an attestation report of our independent auditor. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to plan for and the implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will continue to be significant.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the SEC, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls and disclosure controls can prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company has 24 principal operating facilities across 11 states and seven foreign countries. The Company’s executive offices are located in Dallas, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number and location of principal operating facilities by segment was as follows as of December 31, 2021.

			Location of Facilities
Segment	Owned	Leased	States	Countries
Engineered Systems Segment	—	12	California, Connecticut, New York, Ohio, Texas	United States, The Netherlands, Canada, India, United Arab Emirates, Singapore, United Kingdom, People's Republic of China
Industrial Process Solutions Segment	1	9	California, Illinois, Indiana, Michigan, North Carolina, Pennsylvania, Tennessee	United States, United Kingdom, The Netherlands, People's Republic of China
Corporate	—	2	Ohio, Texas	United States
	1	23

Item 3. Legal Proceedings

See Note 12 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CECE.”

Performance Graph

The following graph sets forth the cumulative total return to CECO’s stockholders during the five years ended December 31, 2021, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. The following graph assumes $100 was invested on December 31, 2016, including the reinvestment of dividends, in each category.

Dividends

The timing, declaration, amount and payment of future dividends to our stockholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal or regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. We have not paid a cash dividend on our common stock in any of the years ended December 31, 2021, 2020 or 2019 and currently intend to retain future earnings, if any, to finance the operations, growth and development of our business into the foreseeable future. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

Holders

The approximate number of registered stockholders of record of our common stock as of February 28, 2022 was 272, although there is a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended December 31, 2021.

	Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	177	$7.14	177	$—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	—	—	—	—
Total	177	$7.14	177	—

(1) On August 3, 2021, the Company publicly announced that its Board of Directors authorized a $5.0 million share repurchase program. In October 2021, the Company repurchased the remaining portion authorized under the Plan. See Note 9 for additional information.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. [Reserved]

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

Overview

Business Overview

CECO is a leading environmentally focused, diversified industrial company whose solutions protect people, the environment, and industrial equipment. We focus on engineering, designing, building, and installing systems that capture, clean and destroy air and water borne emissions from industrial facilities, as well as fluid handling, gas separation, and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

CECO serves diverse industries globally by working to improve air and water quality, protect customer's equipment, and provide customized engineered solutions in our customers’ mission critical applications. The industries CECO serves include power generation, petrochemical processing, general industrial, refining, midstream oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic persists in geographic areas in which we have operations, suppliers, customers and employees, and has had a significant impact on worldwide economic activity and on macroeconomic conditions and the end markets of our business.

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

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively. We are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected. Although vaccines are available in various countries where we operate, health concern risks remain and notwithstanding the Company's continued efforts, it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and venders, particularly in light of newly emerging variant strains of the virus becoming more dominant and the potential resumption of high levels of infection and hospitalization. We cannot predict whether any of our manufacturing, operations or suppliers will be disrupted by these events, or how long such disruptions would last. COVID-19 has had and may have further negative impacts on our operations, customers and supply chain despite the preventative and precautionary measures being taken.

Industry Trends and Corporate Strategy

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, wherever we operate or do business. Our geographic and industry diversity, and the breadth of our product and services portfolio, have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.

We believe growth for our products and services is driven by the increase in demand for air quality and water treatment solutions, the energy transition, a shift towards cleaner sources of fuel such as natural gas, hydrogen, nuclear, and renewable sources, and increased awareness of our customer's corporate social responsibility to procure sustainable equipment that protects employees, the environment and their industrial equipment.

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels. In developed markets, natural gas is the largest source of electricity generation. We supply product offerings throughout the entire natural gas infrastructure value chain and believe expansion will drive growth within our Engineered Systems segment for our gas separation & filtration, pressure products, acoustical equipment , water treatment solutions and DeNOx SCR systems for natural-gas-fired power plants. Increased global natural gas production as a percent of total energy consumption, miles of new pipeline, including future CO2 and hydrogen pipelines, being added globally, and an increase in liquified natural gas ("LNG") capacity all stand to drive the need for our products.

We also believe there is a growing trend to control and reduce air and water emissions for which our pollution control equipment will serve. In 2021, the US Congress passed the Infrastructure Investment and Jobs Act with $550 billion of new federal spending aimed at rebuilding roads and bridges, climate resilience, and other environmental initiatives. As industrial capital expenditures grow, corporations are seeking to do so with a smaller environmental impact. This regulatory and economic tailwind coupled with shareholders pressure on companies to improve their sustainability footprint serve as dual benefits to our opportunities for our portfolio of solutions.

We continue to focus on increasing revenues and profitability in emerging markets, where environmental standards are increasing, while continuing to strengthen and expand our product offerings and channels domestically. Our enterprise strategy consists of both an operational strategy and capital allocation strategy. Our operational strategy is driven by our technology platforms which are based on applications, customers and end markets served. Emphasis is placed on sales and operational excellence, margin expansion, after-market recurring revenue growth, cash flow generation, product management, and project management execution, all of which are critical to our operational strategy. Our capital allocation strategy is to significantly increase the size of CECO and transform the mix of businesses. We will focus our capital on building out our leading air quality and water treatment positions, while also shifting our portfolio mix towards businesses with more recurring revenue and more predictable cash flows, in end markets with strong secular growth trends and less in our traditionally cyclical, energy-centric end markets. Our combined enterprise strategy intends to transform CECO into an environmentally focused, diversified industrial organization.

Operations Overview

We operate our technology platforms serving their respective niche end markets. Our platforms are structured to win in their target markets with a core focus on understanding customer needs. Our business model requires scalable efficiencies enabling us to serve our customers with a variety of products that we typically classify into three categories: make-to-order, configure-to-order, and engineer-to-order. For our project-based platforms, we use an asset light business model leveraging third-party subcontract fabricators to execute for our customers world-wide. These platforms are focused on application engineering, project management, and supply chain execution for our customers.

The Company’s operations management team has distinct industry expertise coupled with strong leadership skills resulting in a customer-first mindset across the business. The operations management team works closely with our Chief Executive Officer on global growth strategies, operational excellence, and employee development.

Within our segments we have monthly business reviews to ensure we are serving customers, achieving our operating plan, and executing on strategic growth initiatives. These reviews include, but are not limited to quotation reviews, project management reviews, financial and KPI analysis, financial and manufacturing scorecards, safety, and customer feedback. In these reviews we focus on metrics such as quality, customer satisfaction, on-time-delivery, lead-times, price, inflation, project margins, backlog, and above all, safety.

The headquarters focuses on enabling the core back-office functions for scale, efficiency, and compliance. These key functions include: accounting, payroll, human resources/benefits, legal, information technology, marketing, environmental, health and safety, internal control over financial reporting, and administration. We have excellent collaboration between our operational platforms and our central service functions ensuring optimal efficiency and alignment on growth initiatives at the lowest possible cost structure.

Our reportable segments are:

•
Engineered Systems segment: Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/wastewater and midstream oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation & filtration, and dampers & expansion joints.
•
Industrial Solutions segment: Our Industrial Process Solutions segment is the combination of the segments formerly known as our Industrial Solutions segment and our Fluid Handling Solutions segment, which serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets. We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption, minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors through our platforms including duct & installation, industrial air, and fluid handling.

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

In general, subcontracts are the highest percentage of costs and also the most flexible followed by labor, material, and equipment. Due to the project nature and global orientation of several of our platforms, leveraging subcontract fabrication partners close to our customers increases our ability to meet customer delivery expectations at market competitive pricing. In periods where orders are infrequent, we do not have to maintain the fixed cost of a manufacturing plant. Across our various product lines, the relative relationships of these cost categories change and cause variations in gross margin percentage. Material and labor costs can increase fast, which also reduces gross margin percentage. As material cost inflation occurs, the Company seeks to pass this cost onto our customers as price increases.

Selling and administrative expense principally includes sales and engineering payroll and related fringes, advertising and marketing expenditures as well as all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. An advantage of our asset light model is that as revenue grows, we have significant operating leverage on our fixed selling and administrative cost structure.

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

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
(dollars in millions)	2021	2020	2019
Net sales	$324.1	$316.0	$341.9
Cost of goods sold	223.2	210.9	227.8
Gross profit	$100.9	$105.1	$114.1
Percent of sales	31.1%	33.3%	33.4%
Selling and administrative expenses	$81.8	$76.9	$85.9
Percent of sales	25.2%	24.3%	25.1%
Amortization and earnout expenses	7.8	8.8	8.5
Restructuring expenses	0.6	2.3	1.1
Acquisition and integration expenses	0.8	1.4	0.5
Executive transition expenses	—	1.5	—
Loss on divestitures, net of selling costs	—	—	0.1
Intangible asset impairment	—	0.9	—
Operating income	$9.9	$13.3	$18.0
Percent of sales	3.1%	4.2%	5.3%

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2021, 2020 and 2019, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, (4) executive transition expenses, including severance for its former Chief Executive Officer, fees and expenses incurred in the search, for and hiring, of a new Chief Executive Officer, (5) loss on divestitures, net of selling costs necessary to complete the divestiture such as legal, accounting and compliance and (6) intangible asset impairment. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income.

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Operating income as reported in accordance with GAAP	$9.9	$13.3	$18.0
Operating margin in accordance with GAAP	3.1%	4.2%	5.3%
Amortization and earnout expenses	7.8	8.8	8.5
Restructuring expenses	0.6	2.3	1.1
Acquisition and integration expenses	0.8	1.4	0.5
Executive transition expenses	—	1.5	—
Loss on divestitures, net of selling costs	—	—	0.1
Intangible asset impairment	—	0.9	—
Non-GAAP operating income	$19.1	$28.2	$28.2
Non-GAAP operating margin	5.9%	8.9%	8.2%

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Net income as reported in accordance with GAAP	$1.4	$8.2	$17.7
Amortization and earnout expenses	7.8	8.8	8.5
Restructuring expenses	0.6	2.3	1.1
Acquisition and integration expenses	0.8	1.4	0.5
Executive transition expenses	—	1.5	—
Loss on divestitures, net of selling costs	—	—	0.1
Intangible asset impairment	—	0.9	—
Deferred financing fee adjustment	—	—	0.4
Foreign currency remeasurement	2.0	0.3	(0.5)
Tax (benefit) expense of adjustments	(2.8)	(3.9)	(2.5)
Zhongli tax benefit	—	—	(4.4)
Non-GAAP net income	$9.8	$19.5	$20.9
Non-GAAP net income as a percentage of sales	3.0%	6.2%	6.1%

Comparison of the years ended December 31, 2021 and 2020

Consolidated net sales in 2021 were $324.1 million compared with $316.0 million in 2020, an increase of $8.1 million. The increase is attributable to increases of $11.8 million in volatile organic compounds ("VOC") abatement solutions from the Environmental Integrated Solutions ("EIS") business, $8.0 million in our Regenerative Thermal Oxidizer ("RTO") solutions, $5.8 million in our industrial dampers and expansion joint products, $2.9 million in our pump products, and $2.3 million in our custom-designed dust collection and ventilation solutions. These increases were partially offset by the effects of the Covid-19 pandemic on global demand for certain products in 2021, which includes decreases of $16.7 million in our gas and water separation & filtration products serving the midstream oil & gas end markets, and $6.3 million in our custom-engineered fluid bed cyclone systems serving refinery markets.

Gross profit decreased by $4.2 million, or 4.0%, to $100.9 million in 2021 compared with $105.1 million in 2020. The decrease in gross profit is primarily related to inflation, supply chain challenges, and lower margin mix of projects awarded in 2020 and executed during 2021. Gross profit as a percentage of sales decreased to 31.1% in 2021 compared with 33.3% in 2020, respectively. As described, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, such as implementing price increases and material surcharges that are passed along to customers. We cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Orders booked were $360.8 million in 2021 compared with $279.6 million in 2020. The increase is primarily attributable to increases in the electrical vehicle production, engineered wood, aluminum beverage can, refinery and power generation end markets.

Selling and administrative expenses were $81.8 million in 2021 compared with $76.9 million in 2020. The increase is primarily attributed to cost reduction measures related to the COVID-19 pandemic implemented in 2020, that did not recur in 2021, such as furloughs and one-time reductions including wage reductions and travel restrictions. Selling and administrative expenses as a percentage of sales were 25.2% in 2021 compared with 24.3% in 2020.

Amortization and earnout expense was $7.8 million in 2021 and $8.8 million in 2020. The decrease in expense is primarily attributable to $0.7 million decrease indefinite lived asset amortization and $0.3 million in lower earnout expenses. See Note 7 to the Consolidated Financial Statements for further discussion on earnout expenses.

Acquisitions and integration expenses related to various merger and acquisition diligence activities (including EIS and Mader acquisitions), which include legal, accounting and banking expenses were $0.8 million in 2021, as compared with $1.4 million in 2020.

Operating income for 2021 was $9.9 million, a decrease of $3.4 million from $13.3 million in 2020. Operating income as a percentage of sales for 2021 was 3.1% compared with 4.2% for 2020. The decrease in operating income is primarily attributable to lower margin mix of products sold during the year, the discontinuance of certain COVID-19 cost reduction measures discussed above, partially offset by lower amortization and earnout expenses, restructuring expenses, acquisition and integration expenses, and executive transition expenses.

Non-GAAP operating income was $19.1 million in 2021 and $28.2 million in 2020. The decrease in non-GAAP operating income is primarily attributable to the lower gross profit and the discontinuance of certain COVID-19 cost reduction measures discussed above. Non-GAAP operating income as a percentage of sales for 2021 was 5.9% compared with 8.9% for 2020.

Interest expense decreased to $3.0 million in 2021 from $3.5 million in 2020. The decrease is due to lower interest rates and lower average debt balances in 2021 compared to 2020.

Income tax expense was $2.7 million and $3.7 million in 2021 and 2020, respectively. The effective tax rate for 2021 was 57.6% compared with 30.1% in 2020.

Income tax expense and the effective tax rate for 2021 were affected by certain permanent differences, including state income taxes, non-deductible incentive stock-based compensation, tax credits, and differences in tax rates among the jurisdictions in which we operate.

Comparison of the years ended December 31, 2020 and 2019

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. The results of operations for our business segments for the year ended December 31, 2020 compared to the year ended December 31, 2019 has been recast below to give effect to the segment realignment in the first quarter of 2021.

Business Segments

During the first quarter of 2021, management determined that a realignment of the Company’s segments was necessary to better reflect the solutions we provide, and the end markets we serve. As a result of this realignment, we combined the operating results of the prior Industrial Solutions segment and Fluid Handling Solutions segment into a single reportable segment named the Industrial Process Solutions segment. Additionally, the Energy Solutions segment was renamed the Engineered Systems segment. The results of the segments for the prior year periods have been re-cast to reflect this re-alignment. See note 16 to the consolidated financial statements included in this report.

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income from Operations table and corresponding comments regarding operating income (loss) at the reportable segment level include both intra-segment and inter-segment operating income. The exclusion of the Divestitures’ operating results subsequent to their disposition impacts the comparability of our segment operating results.

	2021	2020	2019
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Engineered Systems Segment	$186,926	$205,494	$210,319
Industrial Process Solutions Segment	137,214	110,517	131,550
Net sales	$324,140	$316,011	$341,869

	2021	2020	2019
Income from Operations
(table only in thousands)
Engineered Systems segment	$25,770	$34,170	$33,886
Industrial Process Solutions segment	15,054	7,220	11,237
Corporate and Other (1)	(30,967)	(28,044)	(27,133)
Income from operations	$9,857	$13,346	$17,990
(1)
Includes corporate compensation, professional services, information technology, other general and administrative corporate expenses and loss on divestitures, net of selling costs. This figure excludes earnout expenses / income, which are recorded in the segment in which the expense / income occurs.

Comparison of the years ended December 31, 2021 and 2020

Engineered Systems segment

Our Engineered Systems segment net sales decreased $18.6 million to $186.9 million in 2021 compared with $205.5 million in 2020, a decrease of 9.1%. The decrease is primarily attributable to the effect of COVID-19 on global demand for certain products which included decreases of $16.7 million in our gas separation & filtration products serving the midstream oil & gas end markets, and $6.3 million in our custom-engineered fluid bed cyclone systems serving refinery markets, partially offset by an increase of $5.8 million in our industrial dampers and expansion joint products.

Operating income for the Engineered Systems segment decreased $8.4 million to $25.8 million for 2021 compared with $34.2 million in 2020, a decrease of 24.6%. The decrease in operating income in 2021 is primarily attributable to the decrease in gross profit of $9.2 million due to decrease in net sales, inflation, supply chain challenges and lower margin mix of projects awarded in 2020 and executed during 2021.

Industrial Process Solutions segment

Our Industrial Process Solutions segment net sales increased $26.7 million to $137.2 million in 2021 compared with $110.5 million in 2020, an increase of 24.2%. The increase is primarily attributable to increases of $11.8 million in volatile organic compounds (“VOC”) abatement solutions from the Environmental Integrated Solutions (“EIS”) business serving the aluminum beverage can market, $8.0 million in our Regenerative Thermal Oxidizer ("RTO") solutions serving the electric vehicle and general industrial markets, $2.9 million in our pump products, and $2.3 million in our custom-designed dust collection and ventilation solutions serving the general industrial markets.

Operating income increased $7.9 million to $15.1 million for 2021 compared with $7.2 million in 2020. The increase is primarily attributable to an increase of $5.0 million in gross profit driven by increased net sales, a decrease of $1.1 million in restructuring expenses related to the EIS acquisition, a decrease of $0.9 million related to impairment charges in the prior year, a decrease in selling, general and administrative expenses of $0.5 million and a decrease in earnout expenses of $0.3million.

Corporate and Other segment

Operating expense for the Corporate and Other segment increased $3.0 million to $31.0 million for 2021 compared with $28.0 million for 2020. The increase is primarily attributable to a $5.4 million increase in selling, general and administrative expense related to the discontinuation of certain cost reduction measures in response to the COVID-19 pandemic, such as furloughs and one-time reductions including wage reductions and travel restrictions, partially offset by lower executive transition expense of $1.5 million, lower acquisition and integration expenses of $0.6 million, and lower restructuring expenses of $0.4 million.

Comparison of the years ended December 31, 2020 and 2019

Engineered Systems segment

Our Engineered Systems segment net sales decreased $4.8 million to $205.5 million in 2020 compared with $210.3 million in 2019, a decrease of 2.3%. The decrease is primarily attributable to decreases of $18.2 million in custom-engineered fluid bed cyclone systems that serve the refinery market offset by increases of $10.1 million in the Company’s custom acoustical technologies that serve the natural gas power generation markets and $3.3 million in volume increases in our emissions management and water filtration solutions technologies.

Operating income increased $0.3 million to $34.2 million for 2020 compared with $33.9 million in 2019, an increase of 0.8%. The increase in operating income in 2020 is primarily attributable to the decrease of $2.6 million in selling and administrative expenses related to the cost reductions as described above and the decrease in amortization expenses of $1.1 million partially offset by a decrease in gross profit of $3.1 million due to lower net sales and unfavorable product mix and an increase of $0.3 million in restructuring expense.

Industrial Process Solutions segment

Our Industrial Process Solutions segment net sales decreased $21.0 million in 2020 to $110.5 million compared with $131.5 million in 2019, a decrease of 16.0%. The decrease is primarily related to decreases of $24.5 million in our air pollution control technologies, $4.4 million attributable to volume decreases in the Company’s liquid filtration and pump solutions product line driven by lower demand from oil & gas, hospitality and desalination end market customers, partially offset by $8.1 million increase in VOC abatement solutions from the EIS acquisition.

Operating income decreased $4.0 million to $7.2 million for 2020 compared with $11.2 million in 2019, a decrease of 35.7%. The decrease is primarily attributable to $6.2 million decrease in gross profit due to lower net sales, an increase of $1.5 million in amortization and earnout expenses primarily due to the EIS acquisition, $0.9 million impairment charges and $0.7 million in restructuring costs. These costs were partially offset by $5.0 million reduction in selling, general and administrative expenses related to cost reductions described above.

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

Liquidity and Capital Resources

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

At December 31, 2021, the Company had working capital of $72.3 million, compared with $74.1 million at December 31, 2020. The ratio of current assets to current liabilities was 1.62 to 1.00 at December 31, 2021 as compared with a ratio of 1.68 to 1.00 at December 31, 2020.

At December 31, 2021 and 2020, cash and cash equivalents totaled $29.9 million and $36.0 million, respectively. As of December 31, 2021 and 2020, $22.6 million and $28.0 million, respectively, of our cash and cash equivalents were held by non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(table only in thousands)	2021	2020

Outstanding borrowings under Credit Facility
   Term loan payable in quarterly principal installments of $0.6 million through September 2023, $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

– Term loan	$43,511	$46,250
– Revolving Credit Loan	22,000	27,700
– Unamortized debt discount	(1,731)	(1,334)
Total outstanding borrowings under Credit Facility	63,780	72,616
Less: current portion	(2,203)	(3,125)
Total debt, less current portion	$61,577	$69,491

In 2021, the Company made repayments of $2.7 million on the term loan and net paydowns on the revolving credit lines of $5.7 million.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

As of December 31, 2021 and 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

In addition, the Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $65.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility.

See Note 8 to the Consolidated Financial Statements for further information on the Company’s foreign debt.

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2021	2020
(dollars in millions)
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(22.0)	(27.7)
Letters of credit open	(14.5)	(7.6)
Total unused credit availability	$103.5	$104.7
Amount available based on borrowing limitations	$45.9	$60.8

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2021	2020	2019
Total operating cash flow provided by operating activities	$13,298	$4,421	$10,227
Net cash (used in) provided by investing activities	(2,083)	(9,235)	(5,146)
Net cash provided by (used in) financing activities	(15,556)	3,724	(12,116)
Effect of exchange rate changes on cash and cash equivalents	(1,475)	1,943	(445)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,816)	$853	$(7,480)

Operating Activities

In 2021, $13.2 million of cash was provided by operating activities compared with $4.4 million in 2020, an increase of $8.8 million. Cash flow from operating activities in 2021 had a favorable impact year-over-year primarily due to certain improvements in net working capital, partially offset by decreases in net earnings.

In 2020, $4.4 million of cash was provided by operating activities compared with $10.2 million in 2019, a decrease of $5.8 million. Cash flow from operating activities in 2020 had an unfavorable impact year-over-year primarily due to decreases in net earnings and certain changes in net working capital.

Investing Activities

In 2021, $2.1 million of cash was used in investing activities, which consisted of $2.6 million of acquisition of property and equipment, offset by $0.5 million of proceeds from the disposal of assets held for sale.

In 2020, $9.2 million of cash was used in investing activities, which consisted of $5.9 million for acquisitions, $3.9 million of acquisition of property and equipment, offset by $0.6 million of proceeds from the disposal of assets held for sale.

Financing Activities

Financing activities in 2021 used cash of $15.6 million, which consisted primarily of $5.7 million net payments on our revolving credit line, $2.7 million paydown of our term debt, $5.0 million for the repurchase and retirement of our common stock, $0.8 million in deferred financing fees paid, $0.8 million in earnout payments, and $0.6 million in payments on our capital leases.

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

Our primary sources of liquidity are cash generated from operations and borrowing availability under the Credit Facility. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Our material cash requirements included (i) debt repayments under with respect to our Term Loan and Revolving Credit Loan, (ii) interest expense, (iii) purchase obligations for costs associated with uncompleted sales contracts, (iv) operating and capital lease obligations and (v) contingent liabilities related to acquisitions, including earnout liabilities and retention payments.

We are party to many contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. The following table summarizes the Company’s material cash requirements from known contractual obligations as of December 31, 2021:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt	$43,511	$2,203	$5,781	$35,527	$—
Revolving Credit Loan	22,000	—	—	22,000	—
Interest expense (estimated)	6,765	1,629	3,064	2,071	—
Purchase obligations (1)	75,346	75,346	—	—	—
Operating lease obligations	12,981	2,922	4,666	2,982	2,411
Capital lease obligations	8,205	889	1,832	1,905	3,579
Contingent liabilities related to acquisitions (2)	1,597	1,597	—	—	—
Totals	$170,405	$84,586	$15,343	$64,485	$5,990

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

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2021, 2020 and 2019.

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

During 2021 and 2020, our annual impairment test indicated that zero and one, respectively, of our indefinite-lived tradenames was impaired. Accordingly, we recognized impairment charges in our financial results of zero and $0.9 million for the years ended December 31, 2021 and 2020, respectively. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates are significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital is a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market method is based on financial multiples of comparable companies and applies a control premium. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the analysis, the resultant estimated fair value of all of the reporting units exceeded their carrying value as of December 31, 2021. For additional information on goodwill impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2021 was $65.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2021. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2021 is $0.2 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, United Kingdom, Singapore, Shanghai, Pune India, Dubai and Chile. In the past, we have not hedged our foreign currency exposure. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Since most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2022.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2021, 2020 and 2019 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2021, its internal control over financial reporting was effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 9A includes the audit report of BDO USA, LLP on the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited CECO Environmental Corp. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 14, 2022, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Cincinnati, Ohio

March 14, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2021 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11. Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K will be incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2021	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Incentive Plan [1]	284,895	$11.88	—
2017 Equity and Incentive Plan [2]	788,806	$9.16	—
2021 Equity and Incentive Plan [3]	187,577	$—	2,529,458
2020 Employee Stock Purchase Plan [4]	—	$—	1,260,524
Equity compensation plans not approved by security holders [5]	1,285,861	$11.06	—
TOTAL	2,547,139		3,789,982

1 The 2007 Plan was replaced with the 2017 Equity and Incentive Plan and no further grants will be made under the 2007 Plan. The 2007 Plan remains in effect solely for the continued administration of the awards currently outstanding under the 2007 Plan.

2 The 2017 Equity and Incentive Plan was approved by our stockholders on May 16, 2017. The 2017 Plan remains in effect solely for the continued administration of the awards currently outstanding under the 2017 Plan. In 2021, prior to the approval of the 2021 Equity and Incentive Plan, 386,000 restricted stock units were awarded to plan participants under the 2017 Equity and Incentive Plan.

3 The 2021 Equity and Incentive Plan was approved by our stockholders on May 25, 2021. We have reserved 2.6 million shares of our common stock for issuance under our 2021 Equity Incentive Plan. In 2021, 188,000 restricted stock units were awarded to plan participants under the 2021 Equity and Incentive Plan.

4 The Employee Stock Purchase Plan was approved by our stockholders on June 11, 2020.

5 On July 6, 2020, in connection with Mr. Gleason’s appointment as the Company’s Chief Executive Officer, the Company granted Mr. Gleason 0.1 million restricted stock units (the “RSU Inducement Agreement”), 0.3 million in nonqualified stock options, (the “Standard Option Inducement Agreement”) granted at market value, and approximately 0.9 million in premium-priced nonqualified stock options, (the “Premium Option Inducement Agreement”) exercise price equal to two times market value. Mr. Gleason’s restricted stock units and option grants were approved by the Board of Directors of the Company. See Note 9 to the Consolidated Financial Statements for additional information on Mr. Gleason’s inducement grants.

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

Exhibit Number

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

^10.1

Summary term sheet governing arrangement of consulting services provided by Icarus Investment Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

^10.2

Summary term sheet governing arrangement of consulting services provided by JMP Fam Holdings Inc. to the Company (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

^10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

^10.4

Executive Employment Agreement, effective as of January 9, 2017, by and between the Company and Matthew Eckl (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017)

^10.5

Executive Employment Agreement, effective as of July 6, 2020, by and between CECO Environmental Corp. and Todd Gleason (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q files with the SEC on November 11, 2020)

^10.6

Nonqualified Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.7

Nonqualified Premium Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.8

Restricted Stock Units Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.9

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

^10.10

Form of Incentive Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.11

Form of Non-Statutory Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.12

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-218030) filed on May 16, 2017)

^10.13

Form of Incentive Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.14

Form of Nonqualified Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.15

Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.16

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.17	CECO Environmental Corp. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020)

^10.18	CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2021)

^*10.19	Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan

^*10.20	Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan

^10.21	CECO Environmental Corp. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

†10.22

Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company and certain of its subsidiaries, the lenders party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019)

*[†]10.23	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A.

*[†]10.24	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 17, 2021, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A.

*21	Subsidiaries of the Company

*23.1	Consent of BDO USA, LLP

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith

^ Management contracts or compensation plans or arrangement

† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECO ENVIRONMENTAL CORP.

By:	/S/ MATTHEW ECKL
Matthew Eckl
Chief Financial Officer
March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ TODD GLEASON	March 14, 2022
Todd Gleason Chief Executive Officer and Director

Principal Financial Officer:

/S/ MATTHEW ECKL	March 14, 2022
Matthew Eckl Chief Financial Officer

Principal Accounting Officer:

/S/ PAUL GOHR	March 14, 2022
Paul Gohr Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	March 14, 2022
Jason DeZwirek Chairman of the Board and Director

/S/ ERIC M. GOLDBERG	March 14, 2022
Eric M. Goldberg Director

/S/ DAVID B. LINER	March 14, 2022
David B. Liner Director

/S/ CLAUDIO A. MANNARINO	March 14, 2022
Claudio A. Mannarino Director

/S/ MUNISH NANDA	March 14, 2022
Munish Nanda Director

/S/ JONATHAN POLLACK	March 14, 2022
Jonathan Pollack Director

/S/ VALERIE GENTILE SACHS	March 14, 2022
Valerie Gentile Sachs Director

/S/ RICHARD F. WALLMAN	March 14, 2022
Richard F. Wallman Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp. and Subsidiaries

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Over Time Revenue Recognition Using the Cost-to-Cost Input Approach

As described in Note 1 to the Company’s consolidated financial statements, the Company derives a significant portion of its revenues from fixed-price contracts within the Engineered Systems and Industrial Process Solutions segments. The revenue for such contracts is recognized over a period of time based on the ratio of contract costs incurred to date compared to total estimated costs. Under this method, the Company must continually assess the total estimated costs and progress toward completion for each contract. Changes in these estimates can have a material impact on the amount of revenue and gross profit recognized each period.

We identified the accuracy of revenue recognized over time as a critical audit matter. The determination of estimated cost and progress to completion requires management to make significant estimates and assumptions, which includes an analysis of total estimated labor, material and subcontract costs, historical experience, current performance to date and the conditions to complete each contract. This analysis requires significant management judgment, which affects the amount of revenue recognized by the Company. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence available and effort required to address these matters.

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
•
Performing a retrospective review on a sample basis of estimated project costs to actual project costs for completed contracts and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2008.

Cincinnati, Ohio

March 14, 2022

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,902	$35,992
Restricted cash	2,093	1,819
Accounts receivable, net	74,991	63,046
Costs and estimated earnings in excess of billings on uncompleted contracts	51,429	45,498
Inventories, net	17,052	17,343
Prepaid expenses and other current assets	10,760	11,530
Prepaid income taxes	2,784	7,790
Assets held for sale	—	467
Total current assets	189,011	183,485
Property, plant and equipment, net	15,948	16,228
Right-of-use assets from operating leases	10,893	11,376
Goodwill	161,183	161,820
Intangible assets – finite life, net	25,841	29,637
Intangible assets – indefinite life	9,629	12,937
Deferred income taxes	505	—
Deferred charges and other assets	3,187	3,831
Total assets	$416,197	$419,314
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$2,203	$3,125
Accounts payable and accrued expenses	84,081	84,997
Billings in excess of costs and estimated earnings on uncompleted contracts	28,908	20,691
Income taxes payable	1,493	543
Total current liabilities	116,685	109,356
Other liabilities	14,826	20,576
Debt, less current portion	61,577	69,491
Deferred income tax liability, net	8,390	6,970
Operating lease liabilities	8,762	9,310
Total liabilities	210,240	215,703
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,028,197 and 35,504,757 shares issued and outstanding at December 31, 2021 and 2020, respectively	350	355
Capital in excess of par value	252,989	255,296
Accumulated loss	(36,715)	(38,141)
Accumulated other comprehensive loss	(12,070)	(14,496)
	204,554	203,014
Less treasury stock, at cost, zero and 137,920 shares at December 31, 2021 and 2020	—	(356)
Total CECO shareholders’ equity	204,554	202,658
Noncontrolling interest	1,403	953
Total shareholders' equity	205,957	203,611
Total liabilities and shareholders’ equity	$416,197	$419,314

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2021	2020	2019
Net sales	$324,140	$316,011	$341,869
Cost of sales	223,218	210,883	227,770
Gross profit	100,922	105,128	114,099
Selling and administrative expenses	81,797	76,926	85,978
Amortization and earnout expenses	7,789	8,799	8,499
Restructuring expenses	632	2,331	1,097
Acquisition and integration expenses	818	1,354	465
Executive transition expenses	29	1,522	—
Loss on divestitures, net of selling costs	—	—	70
Intangible asset impairment	—	850	—
Income from operations	9,857	13,346	17,990
Other income (expense), net	(2,231)	2,033	751
Interest expense	(2,952)	(3,535)	(5,397)
Income before income taxes	4,674	11,844	13,344
Income tax expense (benefit)	2,691	3,672	(4,363)
Net income	1,983	8,172	17,707
Noncontrolling interest	(557)	39	—
Net income attributable to CECO Environmental Corp.	$1,426	$8,211	$17,707
Income per share:
Basic	$0.04	$0.23	$0.51
Diluted	$0.04	$0.23	$0.50
Weighted average number of common shares outstanding:
Basic	35,345,785	35,289,616	34,987,878
Diluted	35,594,779	35,520,670	35,484,273

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$1,983	$8,172	$17,707
Other comprehensive income (loss), net of tax:
Translation (loss) income	(538)	2,256	(343)
Interest rate swap	—	—	(574)
Minimum pension liability adjustment	2,964	(2,247)	(184)
Comprehensive income	$4,409	$8,181	$16,606

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other				Total
	Common Stock		excess of	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance January 1, 2019	34,954	$349	$251,409	$(59,427)	$(13,415)	(138)	$(356)	$—	$178,560
Net income for the year ended December 31, 2019				17,707					17,707
Cumulative effect adjustment of adopting ASU 2017-12				(11)	11				—
Cumulative effect adjustment of adopting ASU 2016-02				(4,590)					(4,590)
Exercise of stock options and dividend reinvestment issuances	31	—	—						—
Restricted stock units issued	255	3	(427)	(23)					(447)
Share based compensation earned	35	1	2,887						2,888
Adjustment for minimum pension liability, net of tax of $66					(184)				(184)
Adjustment for interest rate swap, net of tax of $236					(574)				(574)
Translation loss					(343)				(343)
Balance December 31, 2019	35,275	$353	$253,869	$(46,344)	$(14,505)	(138)	$(356)	$—	$193,017
Net income for the year ended December 31, 2020				8,211				(39)	8,172
Restricted stock units issued	230	2	(331)	(8)					(337)
Share based compensation earned	—	—	1,758						1,758
Adjustment for minimum pension liability, net of tax of $802					(2,247)				(2,247)
Translation gain					2,256				2,256
Noncontrolling interest acquired (see Note 15)								992	992
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the year ended December 31, 2021				1,426				557	1,983
Exercise of stock options	2	—	13						13
Restricted stock units issued	263	3	(517)						(514)
Share based compensation earned	39	—	3,558						3,558
Common stock repurchase and retirement (See Note 9)	(781)	(8)	(5,361)			138	356		(5,013)
Adjustment for minimum pension liability, net of tax of $866					2,964				2,964
Translation loss					(538)				(538)
Noncontrolling interest distribution								(107)	(107)
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	-	$-	$1,403	$205,957

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ACCUMULATED OTHER COMPREHENSIVE LOSS

(dollars in thousands)	Translation loss	Interest rate swap adjustment	Minimum pension liability adjustment	Accumulated other comprehensive loss
January 1, 2019	$(7,733)	$563	$(6,245)	$(13,415)
Cumulative effect adjustment adopting ASU 2017-12	—	11	—	11
2019 activity	(343)	(574)	(184)	(1,101)
Balance December 31, 2019	(8,076)	—	(6,429)	(14,505)
2020 activity	2,256	—	(2,247)	9
Balance December 31, 2020	(5,820)	—	(8,676)	(14,496)
2021 activity	(538)	—	2,964	2,426
Balance December 31, 2021	$(6,358)	$—	$(5,712)	$(12,070)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,983	$8,172	$17,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,853	9,921	10,609
Unrealized foreign currency loss (gain)	2,047	346	(526)
Net gain on interest rate swaps	—	—	(248)
Impairment of intangible assets	—	850	—
Fair value adjustments to earnout liabilities	704	1,193	—
Earnout payments	(587)	—	—
(Gain) loss on sale of property and equipment	(83)	63	78
Loss on divestitures	—	—	70
Amortization of debt discount	404	415	1,060
Share based compensation expense	3,335	1,758	2,668
Bad debt expense	688	928	295
Inventory reserve expense	82	494	316
Deferred income tax expense (benefit)	—	1,038	(940)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(13,165)	8,367	(15,616)
Cost and estimated earnings of billings on uncompleted contracts	(7,007)	(9,561)	(5,029)
Inventories	(203)	4,366	(207)
Prepaid expenses and other current assets	5,911	(962)	(7,097)
Deferred charges and other assets	300	(4,095)	758
Accounts payable and accrued expenses	440	336	(4,028)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,431	(17,635)	14,274
Income taxes payable	1,047	460	(1,671)
Other liabilities	(882)	(2,033)	(2,246)
Net cash provided by operating activities	13,298	4,421	10,227
Cash flows from investing activities:
Acquisitions of property and equipment	(2,616)	(3,945)	(5,655)
Net proceeds from sale of assets	533	605	509
Cash paid for acquisitions	—	(5,895)	—
Net cash used in investing activities	(2,083)	(9,235)	(5,146)
Cash flows from financing activities:
Borrowings on revolving credit lines	51,400	96,000	45,300
Repayments on revolving credit lines.	(57,100)	(86,800)	(52,947)
Repayments of long-term debt	(2,738)	(5,009)	(2,950)
Deferred financing fees paid	(801)	—	(1,117)
Payments on capital leases and sale-leaseback financing liability	(603)	(467)	(478)
Earnout payments	(823)	—	—
Proceeds from employee stock purchase plan, exercise of stock options, and dividend reinvestment plan	230	—	76
Distributions to non-controlling interest	(107)	—	—
Common stock repurchases	(5,014)	—	—
Net cash (used in) provided by financing activities	(15,556)	3,724	(12,116)
Effect of exchange rate changes on cash and cash equivalents	(1,475)	1,943	(445)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,816)	853	(7,480)
Cash, cash equivalents and restricted cash at beginning of year	37,811	36,958	44,438
Cash, cash equivalents and restricted cash at end of year	$31,995	$37,811	$36,958
Cash paid (received) during the period for:
Interest	$2,146	$3,172	$3,549
Income taxes	$(2,570)	$2,156	$5,908

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021, 2020 and 2019

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is a leading environmentally focused, diversified industrial company whose solutions protect people, the environment, and industrial equipment. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to help protect our shared environment. CECO serves both established and emerging industries in regions around the world working to improve air quality, optimize the energy value chain, and provide customized engineered solutions in multiple applications that include power generation, petrochemical processing, general industrial, midstream, refining, oil & gas, electric vehicle production, poly silicon fabrication, battery recycling, and wastewater treatment, along with a wide range of other industries.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of December 31, 2021, the virus, including new emerging variants, continues to spread and has had a significant impact on worldwide economic activity, on macroeconomic conditions and the end markets of our business.

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

Cash equivalents—We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company. The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2021	2020
Cash and cash equivalents	$29,902	$35,992
Restricted cash	2,093	$1,819
Total cash, cash equivalents and restricted cash	$31,995	$37,811

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

During 2021, our annual impairment test indicated no impairment. In 2020, we recorded an impairment charge of $0.9 million related to one of our indefinite-lived tradenames for the year ended December 31, 2020. There was no impairment recorded during the years ended December 31, 2019. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

Deferred financing costs—Deferred financing costs are amortized to interest expense over the life of the related loan. In fiscal 2021, the Company entered into Amendment No.2 to the Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended the Company’s existing Amendment No. 1 to Second Amended and Restated Agreement. In connection with the Credit Facility, the Company incurred $0.8 million in customary closing fees in 2021 that were capitalized and classified as a debt discount (see Note 8 for further details on the Credit Facility). Amortization expense was $0.4 million, $0.4 million and $1.1 million for 2021, 2020 and 2019, respectively. As of December 31, 2021, and 2020, remaining capitalized deferred financing costs of $1.7 million and $1.3 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer. Annual revenue recognized over a period of time is approximately 70%.

For contracts where the duration is short, total contract revenue is insignificant, or control does not continuously transfer to the customer, revenues are recognized at the point in time control passes to the customer, which occurs generally upon shipment of product. Annual revenue recognized at a point in time is approximately 30%.

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

The revenue streams within the Company are consistent with those disclosed for our reportable segments. See Note 16 to the Consolidated Financial Statements for additional information on product offerings and segments.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. There was no provision for estimated losses on uncompleted contracts at December 31, 2021 and 2020.

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

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities, which include, legal, accounting, and other expenses.

Amortization and earnout expenses—Amortization and earnout expenses on the Consolidated Statements of Income include amortization of intangible assets, and changes to earnout and contingent compensation amounts related to acquisitions.

Restructuring expenses—Restructuring expenses on the Consolidated Statements of Income include expenses related to an ongoing restructuring program to reduce operating costs in the future. Within restructuring expenses are charges related to severance, facility exit, legal and property, plant and equipment impairment. The Company’s policy is to recognize restructuring expenses in accordance with the accounting rules related to exit or disposal activities.

Executive transition expenses—Executive transition expenses on the Consolidated Statements of Income include expenses related to the severance for the Company’s former Chief Executive Officer, as well as fees and expenses incurred in the search for, and hiring of, a new Chief Executive Officer.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2021, 2020 and 2019.

	For the Year Ended December 31
	2021	2020	2019
(table only in thousands)
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,426	$8,211	$17,707

Denominator
Basic weighted-average shares outstanding	35,346	35,290	34,988
Common stock equivalents arising from stock options and restricted stock awards	249	231	496
Diluted weighted-average shares outstanding	35,595	35,521	35,484

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2021, 2020 and 2019, outstanding options and unvested restricted stock units of 1.8 million, 1.0 million and 0.4 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other income (expense), net” line of the Consolidated Statements of Income. Transaction gains (losses) were $(3.1) million, $1.3 million and $0.9 million in 2021, 2020 and 2019, respectively.

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

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

2.
Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, foreign debt, and accounts payable, which approximate fair value at December 31, 2021 and 2020, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under our Credit Agreement was $65.5 million and $74.0 million at December 31, 2021 and 2020, respectively. The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At December 31, 2021 and 2020, the Company had cash and cash equivalents of $29.9 million and $36.0 million, respectively, of which $22.6 million and $28.0 million, respectively, was held outside of North America, principally in the Netherlands, United Kingdom, China, and Canada.

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

3.
Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(table only in thousands)	2021	2020
Contract receivables	$65,932	$57,435
Trade receivables	12,537	8,721
Allowance for doubtful accounts	(3,478)	(3,110)
Total accounts receivable	$74,991	$63,046

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $1.8 million and $1.5 million at December 31, 2021 and 2020, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either accounts receivable, net or deferred charges and other assets within the Consolidated Balance Sheets depending on timing of expected collection.

Provision for doubtful accounts was $0.7 million, $0.9 million and $0.3 million during 2021, 2020 and 2021, respectively, while accounts charged to the allowance were $0.3 million, $0.4 million and $0.6 million during 2021, 2020 and 2019, respectively.

4.
Inventories

Inventories consisted of the following:

	December 31,
(table only in thousands)	2021	2020
Raw materials	$13,405	$14,262
Work in process	5,147	5,594
Finished goods	674	496
Obsolescence allowance	(2,174)	(3,009)
Total inventories	$17,052	$17,343

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million, $0.5 million and $0.3 million during 2021, 2020 and 2019, respectively. Items charged to the allowance for inventory write-offs were $0.9 million, $0.1 million and $0.1 million, during 2021, 2020 and 2019, respectively.

5.
Property, Plant and Equipment

	December 31,
(Table only in thousands)	2021	2020
Building and improvements	$7,524	$7,594
Machinery and equipment	29,306	26,939
Property, plant and equipment, gross	36,830	34,533
Less accumulated depreciation	(20,882)	(18,305)
Property, plant and equipment, net	$15,948	$16,228

Depreciation expense was $3.2 million, $2.5 million and $2.1 million for 2021, 2020 and 2019, respectively.

6.
Goodwill and Intangible Assets

(table only in thousands)	Engineered Systems segment	Industrial Process Solutions segment	Totals
Balance of goodwill at December 31, 2019	$97,007	$55,013	$152,020
Acquisitions	2,085	7,022	9,107
Foreign currency translation	693	—	693
Balance of goodwill at December 31, 2020	99,785	62,035	161,820
Foreign currency translation	(482)	(155)	(637)
Balance of goodwill at December 31, 2021	$99,303	$61,880	$161,183

As of December 31, 2021 and 2020, the Company has an aggregate amount of goodwill acquired of $221.9 million and $222.5 million, respectively, and an aggregate amount of impairment losses of $60.7 million which was recognized in 2017.

The Company’s indefinite lived intangible assets as of December 31, 2021 and 2020 consisted of the following:

	Tradenames
(table only in thousands)	2021	2020
Balance beginning of year	$12,937	$14,291
Transfer to finite life classification	(3,150)	(700)
Impairment charge	—	(850)
Foreign currency adjustments	(158)	196
Balance end of year	$9,629	$12,937

During 2021 and 2020, the Company reassessed the useful lives of certain tradenames and determined that $3.2 million and $0.7 million, respectively, of tradenames would have useful lives of 10 years versus indefinite.

The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill and indefinite life intangible assets on October 1 at the reporting unit level.

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue and operational profit, and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market method is based on financial multiples of comparable companies and applies a control premium. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on this analysis, the estimated fair value of all of our reporting units exceeded their carrying value as of October 1, 2021. There was no goodwill impairment in 2021, 2020 and 2019.

The Company also performed an impairment analysis for all indefinite life intangible assets, which consists of tradenames, as of October 1, 2021. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges. Under this approach, the estimated fair value of the indefinite life intangible assets exceeded their carrying value for segments as of the testing date. Accordingly, we recognized no impairment charges in our financial results for the year ended December 31, 2021. In 2020 and 2019, we recognized impairment charges of $0.9 million and zero, respectively.

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

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2021		2020
(table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,704	$14,457	$13,008
Customer lists	73,199	53,970	73,199	48,959
Tradenames	9,728	2,745	6,578	1,758
Foreign currency adjustments	(2,149)	(1,025)	(2,826)	(1,954)
Total finite life intangible assets	$95,235	$69,394	$91,408	$61,771

Amortization expense of finite life intangible assets was $6.7 million, $7.4 million and $8.5 million for 2021, 2020 and 2019, respectively. Amortization over the next five years for finite life intangibles is $5.8 million in 2022, $4.9 million in 2023, $4.3 million in 2024, $3.2 million in 2025, and $1.8 million in 2026.
7.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expense consisted of the following:

	December 31,
(table only in thousands)	2021	2020
Trade accounts payable, including amounts due to subcontractors	$56,242	$55,899
Compensation and related benefits	6,065	5,079
Accrued warranty	3,074	4,090
Contract liability	4,405	3,974
Short-term operating lease liability	2,414	2,274
Other	11,881	13,681
Total accounts payable and accrued expenses	$84,081	$84,997

The activity in the Company’s current portion of earnout liability is recorded in Accounts payable and accrued expenses on our Consolidated Balance Sheets, consisted of the following:

	December 31,
(table only in thousands)	2021	2020
Earnout accrued at beginning of year	$1,743	$—
Fair value of earnout at acquisition date	—	553
Fair value adjustment	704	1,190
Payments	(1,410)	—
Earnout accrued at end of year	$1,037	$1,743

As additional consideration in acquisition of Environmental Integrated Solution (“EIS”), the former owners are entitled to earnout payments based upon a multiple of specified financial results through December 31, 2021. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $0.6 million. During 2020 and 2021, the Company increased the earnout based on the estimated fair value at the end of the year. The fair value adjustment is recorded as expense in “Amortization and earnout expenses” on the Consolidated Statements of Income. The changes in fair value were a result of EIS performing above initial acquisition operational expectations. See Note 15 for further discussion of the EIS acquisition.

8.
Senior debt

Debt consisted of the following:

	December 31,
(table only in thousands)	2021	2020

Outstanding borrowings under Credit Facility
   Term loan payable in quarterly principal installments of $0.6 million through September 2023, $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

– Term loan	$43,511	$46,250
– Revolving Credit Loan	22,000	27,700
– Unamortized debt discount	(1,731)	(1,334)
Total outstanding borrowings under Credit Facility	63,780	72,616
Less: current portion	(2,203)	(3,125)
Total debt, less current portion	$61,577	$69,491

In 2021, the Company made repayments of $2.7 million on the term loan and had net repayments on the revolving credit lines of $5.7 million. Scheduled principal payments under our Credit Facility are $2.2 million in 2022, $2.5 million in 2023, $3.3 million in 2024, $3.6 million in 2025 and $53.9 million in 2026.

Credit Facility

On December 17, 2021, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended and restated the Company’s prior credit agreement. Pursuant to the Credit Facility, the lenders provided a term loan in the aggregate principal amount of $44.1 million and a senior secured revolving credit commitment up to an aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the Credit Facility extended the maturity date to December 17, 2026, replaces LIBOR interest with Secured Overnight Financing Rate ("SOFR") interest for USD loans, Sterling Overnight Interbank Average Rate ("SONIA") for GBP loans, and Canadian Dollar Offered Rate ("CDOR") for CAD loans, and redefined certain financial covenants.

As of December 31, 2021 and 2020, $14.5 million and $7.6 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $45.9 million and $60.8 million at December 31, 2021 and 2020, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, (c) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11448% plus 1.0%, or (d) 1.0%, plus a margin ranging from 1.75% to 2.75% depending on the Company’s Consolidated Leverage Ratio (“Base Rate”), or (d) a one/three/six-month Term SOFR Rate (as defined in the Credit Agreement) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 2.75% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 2.54% and 2.25% at December 31, 2021 and 2020, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

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

In connection with the Credit Facility, the Company paid $0.8 million in customary closing fees during 2021 that were deferred and classified as a debt discount, as a result of the Credit Facility being accounted for as a debt modification.

As of December 31, 2021 and 2020, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $65.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2021, $14.7 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $0.8 million in bank guarantees were outstanding as of December 31, 2021. As of December 31, 2021, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.
Shareholders’ Equity

Share-Based Compensation

The Company’s 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) was approved by the Company’s stockholders on May 25, 2021 which replaced the 2017 Equity Incentive Plan (the “2017 Plan”). No further grants will be made under the 2017 Plan, but outstanding awards under the 2017 Plan will continue to be unaffected in accordance with their terms. The 2021 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 2.6 million shares of common stock were authorized for issuance. As of December 31, 2021, 2.5 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant. Stock awards granted to employees generally vest over a period of three to four years from the date of the grant.

On July 6, 2020, in connection with the appointment of our Chief Executive Officer, the Company granted our Chief Executive Officer approximately 94,000 restricted stock units with a fair value of $0.6 million, which are being expensed over the vesting period of four years. The Company also granted our Chief Executive Officer approximately 1.2 million stock options with a fair value of $2.4 million that are being expensed over the vesting period of four years. These grants of restricted stock units and stock options (“2020 Inducement Awards”) were approved by the Board of Directors of the Company and are not included in any of the aforementioned Plans.

Share-based compensation expense for stock options and restricted stock awards under these plans was $3.3 million, $1.8 million and $2.7 million for 2021, 2020 and 2019, respectively. The tax benefit related to share based compensation expense was $0.8 million, $0.3 million and $0.4 million in 2021, 2020 and 2019, respectively.

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

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.3 million shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2021, 1.3 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $60,000, $20,000 and $60,000 in 2021, 2020 and 2019, respectively.

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

The fair value of stock options is recorded as compensation expense on a straight-line basis over the vesting periods (which approximates the requisite service period) of the options and we account for forfeitures when they occur.

Information related to all stock options under the 2021 Plan, 2017 Plan and 2007 Plan, and the 2020 Inducement Awards for 2021, 2020 and 2019 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	1,554	$11.17	5.8 years
Forfeitures	(38)	10.63
Exercised	(2)	6.66
Outstanding at December 31, 2021	1,514	11.19	4.9 years	$—
Exercisable at December 31, 2021	603	11.39	4.0 years	$—

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	410	$11.45	4.7 years
Forfeitures	(71)	10.86
Granted	1,215	11.06
Outstanding at December 31, 2020	1,554	11.17	5.8 years	$195
Exercisable at December 31, 2020	330	11.66	3.0 years	$6

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	507	$10.43	5.2 years
Forfeitures	(31)	6.84
Exercised	(66)	4.10
Outstanding at December 31, 2019	410	11.45	4.7 years	$32
Exercisable at December 31, 2019	355	12.08	4.6 years	$29

Restricted Stock Awards

Information related to restricted stock awards under the 2021 Plan, 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2021, 2020 and 2019 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant, and the fair value of performance-based restricted stock units is determined by using the Monte Carlo valuation model. The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and we account for forfeitures when they occur.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	1,251	$6.30
Granted	464	7.50
Vested	(310)	7.24
Forfeited	(84)	6.36
Nonvested at December 31, 2019	1,321	6.80
Granted	648	5.64
Vested	(284)	7.60
Forfeited	(638)	5.91
Nonvested at December 31, 2020	1,047	6.00
Granted	573	8.19
Vested	(323)	6.31
Forfeited	(264)	5.80
Nonvested at December 31, 2021	1,033	$7.17

The Company received zero, zero and $7,000 of cash from employees exercising options in 2021, 2020 and 2019, respectively. The Company received approximately $13,000 from a non-employee director exercising options during 2021. The intrinsic value of options exercised during 2021, 2020 and 2019 was $3,000, zero and $0.3 million, respectively.

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $6.7 million at December 31, 2021 and will be recognized over a weighted average vesting period of 2.3 years.

Common Stock Repurchase

On August 3, 2021, the Company's Board of Directors authorized a share repurchase program under which CECO may purchase up to $5.0 million of its outstanding shares of Company stock. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, 10b5-1 plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. The Company completed its purchases authorized under the plan in October 2021, repurchasing 698,693 shares at an average price of $7.16. All treasury shares were retired following the repurchase.

Dividends

Our dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility. We have not paid a cash dividend on our common stock in any of the years ended December 31, 2021, 2020 or 2019 and currently intend to retain future earnings, if any, to finance the operations, growth and development of our business in the foreseeable future.

10.
Pension and Employee Benefit Plans

We sponsor a non-contributory defined benefit pension plan for certain union employees. The accrual of future benefits for all participants who are non-union employees was frozen effective December 31, 2008. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates:

	December 31,
(table only in thousands)	2021	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$38,272	$35,985	$32,998
Interest cost	775	1,034	1,303
Actuarial (gain) loss	(1,936)	3,323	3,704
Benefits paid	(2,076)	(2,070)	(2,020)
Projected benefit obligation at end of year	35,035	38,272	35,985
Change in plan assets:
Fair value of plan assets at beginning of year	28,545	27,099	24,197
Actual return on plan assets	3,005	1,629	4,431
Employer contribution	—	1,887	491
Benefits paid	(2,076)	(2,070)	(2,020)
Fair value of plan assets at end of year	29,474	28,545	27,099
Funded status at end of year	$(5,561)	$(9,727)	$(8,886)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	2.55%	2.10%	2.95%

The funded status as of December 31, 2021, 2020 and 2019, was $5.6 million, $9.7 million and $8.8 million, respectively and is recognized in our Consolidated Balance Sheets within other long-term liabilities.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income are as follows:

	December 31,
(table only in thousands)	2021	2020	2019
Interest cost	$775	$1,034	$1,303
Expected return on plan assets	(1,510)	(1,594)	(1,254)
Amortization of net loss	411	266	263
Net periodic benefit (income) cost	$(324)	$(294)	$312

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31,
(table only in thousands)	2021	2020	2019
Net (gain) loss	$(3,432)	$3,287	$527
Amortization of net actuarial loss	(411)	(266)	(263)
Total recognized in other comprehensive income (loss)	$(3,843)	$3,021	$264
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4,167)	$2,727	$576

The $3.4 million net gain arising in the year was primarily due to increases in the discount rate, and higher actual returns on plan assets.

Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2021	2020	2019
Discount Rate	2.10%	2.95%	4.05%
Expected return on assets	5.50%	6.00%	5.35%

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

During 2021, 2020 and 2019, the Company updated the mortality tables (RP-2020 Total Mortality Table, RP-2019 Total Mortality Table, and RP-2018 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

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

Our defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation	Percentage of Plan Assets
	2021	2021	2020
Asset Category:
Cash and cash equivalents	0%	1%	6%
Equity securities	70%	77%	66%
Debt securities	30%	22%	27%
Total	100%	100%	100%

Estimated pension plan cash obligations are $2.2 million, $2.2 million, $2.2 million, $2.2 million, and $2.2 million for 2022 through 2026, respectively, and a total of $10.1 million for the years 2027 through 2031.

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

The levels assigned to the defined benefit plan assets as of December 31, 2021, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$208	$—	$—	$208
Equity securities	22,687	—	—	22,687
Debt securities	6,579	—	—	6,579
Total assets	$29,474	$—	$—	$29,474

The levels assigned to the defined benefit plan assets as of December 31, 2020, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$1,984	$—	$—	$1,984
Equity securities	18,987	—	—	18,987
Debt securities	7,574	—	—	7,574
Total assets	$28,545	$—	$—	$28,545

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

The Company’s participation in these plans for the year ended December 31, 2021, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2021 is for the plan’s year-end at December 31, 2020. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Green	FIF: Yes - Implemented RP: Yes - Implemented	No	Various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIF: Yes - Implemented	No	May 31, 2022
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	May 1, 2023

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2020. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2021.

We have no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $0.6 million, $1.0 million and $1.7 million in 2021, 2020 and 2019, respectively.

We have a 401(k) savings retirement plan for employees of certain of our subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows us to make discretionary contributions and provides for employee salary deferrals of up to 100%. We made aggregate matching contributions and discretionary contributions of $0.9 million, $1.6 million, and $1.7 million during 2021, 2020 and 2019, respectively.

11.
Leases

On January 1, 2019, we adopted the new lease accounting guidance, ASC 842. The Lease accounting guidance under ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Our leasing activity is primarily related to buildings used for manufacturing, warehousing, sales, and administrative activities. We determine if an arrangement is a lease at inception. Many of our lease agreements contain renewal options; however, we do not recognize ROU assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses, free-rent periods, or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Variable lease costs represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Our variable lease costs are not material.

In determining our ROU assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our fully collateralized incremental borrowing rate. To estimate our specific incremental borrowing rates we consider, among other factors, interest rates on our existing credit facilities, risk-free rates, the types of assets being leased, and the term of the leases.

The components of lease expense were as follows:

	December 31,
(table only in thousands)	2021	2020	2019
Operating lease cost (a)	$3,232	$3,450	$3,612
Finance lease cost:
Amortization of right-of-use assets	308	308	309
Interest on lease liability	315	338	360
Total finance lease cost	623	646	669
Total lease cost	$3,855	$4,096	$4,281
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

	December 31,
(table only in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,171	$3,338	$3,453
Operating cash flows from finance leases	$315	$338	$360
Financing cash flows from finance leases	$603	$467	$478
Right of use assets obtained in exchange for lease obligations
Operating leases	$2,206	$545	$3,547

Supplemental balance sheet information related to leases was as follows:

	December 31,
(table only in thousands)	2021	2020
Operating leases
Right-of-use assets from operating leases	$10,893	$11,376

Accounts payable and accrued expenses	$2,414	$2,274
Operating lease liabilities	8,762	9,310
Total operating lease liabilities	$11,176	$11,584

Finance leases
Property, plant and equipment, net	$2,619	$2,947

Accounts payable and accrued expenses	$600	$557
Other liabilities	6,183	6,783
Total finance lease liabilities	$6,783	$7,340

Weighted-average remaining lease term as of December 31, 2021 were as follows:
Operating leases	11 years
Finance leases	10 years
Weighted-average discount rate
Operating leases	4.8%
Finance leases	4.5%

As of December 31, 2021, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2022	2,922	889
2023	2,498	907
2024	2,168	925
2025	1,813	943
2026	1,169	962
Thereafter	2,411	3,579
Total minimum lease payments	$12,981	$8,205
Less imputed interest	(1,805)	(1,422)
Lease liability	$11,176	$6,783

12.
Commitments and Contingencies

Legal Proceedings

Asbestos cases

Our subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2021 for cases involving asbestos-related claims were $4.8 million which together with all legal fees other than corporate counsel expenses; $4.7 million have been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $41,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 223 cases pending against the Company as of December 31, 2021 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 200 cases that were pending as of December 31, 2020. During 2021, 101 new cases were filed against the Company, and the Company was dismissed from 53 cases and settled 25 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

13.
Income Taxes

Income (loss) before income taxes was generated in the United States and globally as follows:

(table only in thousands)	2021	2020	2019
Domestic	$771	$3,495	$11,565
Foreign	3,903	8,349	1,779
	$4,674	$11,844	$13,344

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $1.1 million has been recorded for the deferred taxes on such undistributed foreign earnings as of December 31, 2021. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax expense (benefit) consisted of the following for the years ended December 31:

(table only in thousands)	2021	2020	2019
Current:
Federal	$354	$(239)	$(4,526)
State	278	241	(616)
Foreign	1,972	2,632	1,719
	2,604	2,634	(3,423)
Deferred:
Federal	426	1,638	(604)
State	45	313	(220)
Foreign	(384)	(913)	(116)
	87	1,038	(940)
	$2,691	$3,672	$(4,363)

The income tax expense (benefit) differs from the statutory rate due to the following:

(table only in thousands)	2021	2020	2019
Tax expense at statutory rate	$981	$2,487	$2,802
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	334	503	(707)
Change in uncertain tax position reserves	2	(115)	(236)
Permanent differences related to divestitures	—	—	(4,201)
Other permanent differences	22	601	(842)
Impact of rate differences and adjustments	1,003	101	884
United States tax credits and incentives	300	153	(2,124)
Foreign tax credits and incentives	(265)	(794)	(1,386)
Change in valuation allowance	(489)	(218)	198
Net deemed distribution on repatriation of foreign earnings	—	—	—
Foreign withholding taxes on repatriation of foreign earnings	244	242	646
Earnout expense (income)	233	293	—
Investment in joint venture	237	(1,341)	—
Net effect GILTI and FDII	—	1,598	399
Other	89	162	204
	$2,691	$3,672	$(4,363)

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(table only in thousands)	2021	2020
Gross deferred tax assets:
Accrued expenses	$775	$731
Reserves on assets	1,576	1,777
Share-based compensation awards	400	334
Minimum pension	1,239	2,188
Net operating loss carry-forwards	3,001	3,531
Tax credit carry-forwards	2,464	2,518
Investment in joint venture	1,226	1,505
Leases	2,424	2,556
Other	582	645
Valuation allowances	(5,476)	(5,965)
	$8,211	$9,820
Gross deferred tax liabilities:
Depreciation	(881)	(1,159)
Goodwill and intangibles	(11,501)	(11,565)
Prepaid expenses and inventory	(132)	(438)
Withholding tax on unremitted foreign earnings	(1,114)	(871)
Leases	(2,424)	(2,602)
Revenue recognition	(44)	(155)
	(16,096)	(16,790)
Net deferred tax liabilities	$(7,885)	$(6,970)

As of December 31, 2021, state and local net operating loss carry forwards total $42.8 million, which expire from 2022 to 2041. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in foreign jurisdictions totaling $9.8 million. A valuation allowance of $6.5 million has been established against these losses in foreign jurisdictions. As of December 31, 2021 and 2020, the Company has recorded a valuation reserve in the amount of $5.5 million and $6.0 million, respectively. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $(0.5) million, $(0.2) million, and $0.2 million in 2021, 2020, and 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2021. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(table only in thousands)	2021	2020
Balance as of January 1,	$139	$254
Additions for tax positions taken in prior years	2	2
Reductions of tax positions taken in prior years	—	(117)
Reductions for settlements on tax positions of prior years	—	—
Balance as of December 31,	$141	$139

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The reserve for uncertain tax positions includes $0.1 million of interest and penalties as of December 31, 2021 and 2020. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2016 remain open for all significant state and foreign authorities.

14.
Related Party Transactions

During 2021, 2020 and 2019 we paid fees of zero, $0.1 million and $0.2 million, respectively, for consulting services to Icarus, through which Jason DeZwirek, our Chairman of our Board, provides services. The services described above are based on a verbal agreement with the Company, but such services were terminated prior to 2021.

15.
Acquisitions and Joint Ventures

Environmental Integrated Solutions

On June 4, 2020, the Company acquired 100% of the equity interests of Environmental Integrated Solutions (“EIS”) for $10.3 million in cash, which was financed through our revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through December 31, 2021, which was estimated to be $0.6 million at the acquisition date. See Note 7 for additional information on the earnout.

EIS engineers products that clean air through a variety of technologies including volatile organic compounds (“VOC”) abatement, odor control, regenerative thermal oxidizers, and other air pollution control solutions, which complements our Industrial Process Solutions segment businesses. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

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

Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. During 2021 and 2020, EIS accounted for $19.9 million and $8.1 million in revenue and $2.5 million and $(0.8) million of pre-tax income (loss) (inclusive of the earnout adjustment noted above), respectively.

Mader

On July 31, 2020, the Company entered into the JV Agreement with Mader in which CECO contributed the net assets of its Effox-Flextor damper business and Mader contributed the net assets of their damper business. Under the terms of the JV Agreement, CECO will hold 70% of the equity in the joint venture, and 50% voting interest. We determined CECO was the primary beneficiary of this variable interest entity and therefore the 30% noncontrolling equity interest is in the Consolidated Balance Sheet. The results of the joint venture are included in our Engineered Systems segment. The fair value of Mader’s net assets contributed was $1.0 million. As of December 31, 2021 and 2020 there were $8.9 million and $6.4 million in current assets, $8.7 million and $8.9 million in long-lived assets, and $9.0 million and $7.6 million in total liabilities related to the Effox-Mader joint venture, respectively included in our Consolidated Balance Sheets. During 2021 and 2020, the Effox-Madder joint venture accounted for $21.4 million and $7.7 million in revenue and $2.5 million and $(0.2) million of pre-tax income (loss).

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

The following unaudited pro forma financial information represents the Company’s results of operations as if the EIS acquisition and the joint venture with Mader had occurred on January 1, 2019:

	December 31,
(table only in thousands, except per share data)	2020	2019
Net sales	$329,801	$368,027
Net income attributable to CECO Environmental Corp.	9,728	26,980
Earnings per share:
Basic	$0.28	$0.77
Diluted	$0.27	$0.76

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the income tax consequences of the pro forma adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future. For the year ended December 31, 2021, the results of operations for the EIS acquisition and joint venture with Mader are included in the Company's results for the full year.
16.
Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through to the “Income from operations” line on the Consolidated Statements of Income. The accounting policies of the segments are the same as those in the consolidated financial statements. During the first quarter of 2021, management determined that a realignment of the Company’s segments was necessary to better reflect the solutions we provide, and the end markets we serve. As a result of this realignment, we combined the operating results of the prior Industrial Solutions segment and Fluid Handling Solutions segment into a single reportable segment named the Industrial Process Solutions segment. In addition, the Energy Solutions segment was renamed the Engineered Systems segment. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Income.

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

•
Engineered Systems segment: Our Engineered Systems segment, formerly known as the Energy Solutions segment, serves the power generation, refinery, water/wastewater and midstream oil & gas markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation & filtration, and dampers & expansion joints.
•
Industrial Process Solutions segment: Our Industrial Process Solutions segment is the combination of the segments formerly known as our Industrial Solutions segment and our Fluid Handling Solutions segment, which serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets. We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption, minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors through our platforms including duct & installation, industrial air, and fluid handling.

(table only in thousands)	2021	2020	2019
Net Sales (less intra-, inter-segment sales)
Engineered Systems segment	$186,926	$205,494	$210,319
Industrial Process Solutions segment	137,214	110,517	131,550
Net sales	$324,140	$316,011	$341,869

(table only in thousands)	2021	2020	2019
Income from Operations
Engineered Systems segment	$25,770	$34,170	$33,886
Industrial Process Solutions segment	15,054	7,220	11,237
Corporate and Other (1)	(30,967)	(28,044)	(27,133)
Income from operations	$9,857	$13,346	$17,990
(1)
Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general, administrative corporate expenses and loss on divestitures.

(table only in thousands)	2021	2020	2019
Property and Equipment Additions
Engineered Systems segment	$100	$550	$434
Industrial Process Solutions segment	721	1,349	3,641
Corporate and Other	1,795	2,046	1,580
Property and equipment additions	$2,616	$3,945	$5,655

(table only in thousands)	2021	2020	2019
Depreciation and Amortization
Engineered Systems segment	$4,249	$4,957	$6,084
Industrial Process Solutions segment	4,299	4,199	4,115
Corporate and Other	1,305	765	410
Depreciation and amortization	$9,853	$9,921	$10,609

	December 31,
(table only in thousands)	2021	2020
Identifiable Assets
Engineered Systems segment	$262,558	$270,573
Industrial Process Solutions segment	141,975	135,204
Corporate and Other (2)	11,664	13,537
Identifiable assets	$416,197	$419,314

(2)
Corporate assets primarily consist of cash and income tax related assets.

	December 31,
(table only in thousands)	2021	2020
Goodwill
Engineered Systems segment	$99,303	$99,785
Industrial Process Solutions segment	61,880	62,035
Goodwill	$161,183	$161,820

Intra-segment and Inter-segment Revenues

The Company has divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Year Ended December 31, 2021
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$197,380	$(9,483)	$(971)	$—	$186,926
Industrial Process Solutions segment	152,886	(14,533)	—	(1,139)	137,214
Net Sales	$350,266	$(24,016)	$(971)	$(1,139)	$324,140

	Year Ended December 31, 2020
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$218,290	$(11,333)	$(1,463)	$—	$205,494
Industrial Process Solutions segment	124,547	(12,798)	—	(1,232)	110,517
Net Sales	$342,837	$(24,131)	$(1,463)	$(1,232)	$316,011

	Year Ended December 31, 2019
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$217,359	$(6,650)	$(390)	$—	$210,319
Industrial Process Solutions segment	143,086	(9,859)	—	(1,677)	131,550
Net Sales	$360,445	$(16,509)	$(390)	$(1,677)	$341,869

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2021, 2020, or 2019.

For 2021, 2020, and 2019, sales to customers outside the United States, including export sales, accounted for approximately 38%, 35%, and 30%, respectively, of consolidated net sales. The largest portion of export sales in 2021 was destined for Asia (16.0%), and Europe (10.3%). Of consolidated long-lived assets, $26.7 million and $29.0 million were located outside of the United States as of December 31, 2021 and 2020, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2021 were in Europe ($23.1 million).

17. Subsequent Events

On March 7, 2022, the Company completed the acquisition of General Rubber, LLC ("GRC") through its Effox-Flextor-Mador ("EFM") joint venture. GRC is a worldwide leader in the engineering and manufacturing of non-metallic (rubber) expansion joints and flow control products with a highly diversified industrial customer base. This acquisition advances the Company further into the water, storm water and wastewater markets, which we plan to help deliver turnkey, environmentally friendly solutions that protect critical infrastructure, piping, and flow controls for these markets. The purchase price is approximately $24.0 million and financed using debt, cash and equity from EFM. The impact of this acquisition is not included in our results for the year ended December 31, 2021. The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, complete disclosures required under ASC 805, Business Combinations cannot be made at this time.