Form 10-Q
period 2022-03-31
CECO ENVIRONMENTAL CORP
filed 2022-05-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,148,654 shares of common stock, par value $0.01 per share, as of April 29, 2022.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2022

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,382	$29,902
Restricted cash	1,918	2,093
Accounts receivable, net	95,440	74,991
Costs and estimated earnings in excess of billings on uncompleted contracts	49,567	51,429
Inventories, net	22,080	17,052
Prepaid expenses and other current assets	13,323	10,760
Prepaid income taxes	1,128	2,784
Total current assets	211,838	189,011
Property, plant and equipment, net	16,219	15,948
Right-of-use assets from operating leases	11,660	10,893
Goodwill	181,599	161,183
Intangible assets – finite life, net	24,281	25,841
Intangible assets – indefinite life	9,573	9,629
Deferred income taxes	505	505
Deferred charges and other assets	2,718	3,187
Total assets	$458,393	$416,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,303	$2,203
Accounts payable and accrued expenses	91,369	84,081
Billings in excess of costs and estimated earnings on uncompleted contracts	36,308	28,908
Income taxes payable	1,610	1,493
Total current liabilities	132,590	116,685
Other liabilities	13,883	14,826
Debt, less current portion	81,401	61,577
Deferred income tax liability, net	8,025	8,390
Operating lease liabilities	9,272	8,762
Total liabilities	245,171	210,240
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,076,119 and 35,028,197 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	350	350
Capital in excess of par value	253,875	252,989
Accumulated loss	(33,923)	(36,715)
Accumulated other comprehensive loss	(12,601)	(12,070)
Total CECO shareholders' equity	207,701	204,554
Noncontrolling interest	5,521	1,403
Total shareholders' equity	213,222	205,957
Total liabilities and shareholders' equity	$458,393	$416,197

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net sales	$92,436	$71,892
Cost of sales	66,008	47,485
Gross profit	26,428	24,407
Selling and administrative expenses	18,652	19,454
Amortization and earnout expenses	1,452	1,791
Restructuring expenses	73	—
Acquisition and integration expenses	1,049	108
Income from operations	5,202	3,054
Other income (expense), net	(458)	(480)
Interest expense	(822)	(725)
Income before income taxes	3,922	1,849
Income tax expense	1,112	551
Net income	2,810	1,298
Noncontrolling interest	(18)	(117)
Net income attributable to CECO Environmental Corp.	$2,792	$1,181
Earnings per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted average number of common shares outstanding:
Basic	35,051,034	35,396,705
Diluted	35,199,201	35,774,208

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2022	2021
Net income	$2,810	$1,298
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(531)	55
Comprehensive income	$2,279	$1,353

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three months ended March 31, 2021				1,181				117	1,298
Exercise of stock options	2	—	13	—					13
Restricted stock units issued	40	1	(134)	—					(133)
Share based compensation earned	21	—	807	—					807
Translation gain					55				55
Balance March 31, 2021	35,568	$356	$255,982	$(36,960)	$(14,441)	(138)	$(356)	$1,070	$205,651

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	—	$—	$1,403	$205,957
Net income for the three months ended March 31, 2022				2,792				18	2,810
Restricted stock units issued	34	—	(67)	—					(67)
Share based compensation earned	14	—	953	—					953
Translation loss					(531)				(531)
Noncontrolling interest distributions								(900)	(900)
Fair value of noncontrolling interest equity issued (see Note 14)					—			5,000	5,000
Balance March 31, 2022	35,076	$350	$253,875	$(33,923)	$(12,601)	—	$—	$5,521	$213,222

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,810	$1,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,288	2,435
Unrealized foreign currency loss	263	576
(Gain) loss on sale of property and equipment	(7)	(66)
Debt discount amortization	93	102
Share-based compensation expense	877	693
Bad debt expense (recoveries)	45	(41)
Inventory reserve expense	213	108
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,964)	(3,493)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,515	4,319
Inventories	(3,316)	456
Prepaid expense and other current assets	(878)	5,269
Deferred charges and other assets	996	822
Accounts payable and accrued expenses	7,452	1,548
Billings in excess of costs and estimated earnings on uncompleted contracts	7,615	(3,564)
Income taxes payable	137	(499)
Other liabilities	(1,341)	(55)
Net cash (used in) provided by operating activities	(202)	9,908
Cash flows from investing activities:
Acquisitions of property and equipment	(665)	(492)
Net proceeds from sale of assets	7	534
Net cash paid for acquisition	(19,583)	—
Net cash (used in) provided by investing activities	(20,241)	42
Cash flows from financing activities:
Borrowings on revolving credit lines	17,800	9,200
Repayments on revolving credit lines	(7,200)	(11,900)
Borrowing on long-term debt	11,000	—
Repayments of long-term debt	(643)	(625)
Deferred financing fees paid	(130)	—
Payments on finance leases and financing liability	(145)	(135)
Earnout payments	—	(823)
Proceeds from employee stock purchase plan and exercise of stock options	77	128
Noncontrolling interest distributions	(900)	—
Net cash provided by (used in) financing activities	19,859	(4,155)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,111)	(356)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,695)	5,439
Cash, cash equivalents and restricted cash at beginning of period	31,995	37,811
Cash, cash equivalents and restricted cash at end of period	$30,300	$43,250
Cash paid (received) during the period for:
Interest	$812	$641
Income taxes	$390	$(3,717)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company”, “we”, “us”, or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and the results of operations, cash flows and shareholders’ equity for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC (the "2021 Form 10-K").

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

These financial statements and accompanying notes should be read in conjunction with the audited financial statements and the notes thereto included in the 2021 Form 10-K.

Unless otherwise indicated, all balances within tables are in thousands, except per share amounts.

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of Mach 31, 2022, the virus, including new emerging variants, continues to spread and has had a significant impact on worldwide economic activity, on macroeconomic conditions and the end markets of our business.

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

2. New Financial Accounting Pronouncements

Accounting Standards adopted in Fiscal 2022

None.

Accounting Standards Yet to be Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

3. Accounts Receivable

(table only in thousands)	March 31, 2022	December 31, 2021
Contract receivables	$81,956	$65,932
Trade receivables	16,959	12,537
Allowance for doubtful accounts	(3,475)	(3,478)
Total accounts receivable	$95,440	$74,991

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.6 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either accounts receivable, net or deferred charges and other assets within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Bad debt expense was approximately $45,000 compared with net recoveries of bad debts of approximately $41,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

4. Inventories

(table only in thousands)	March 31, 2022	December 31, 2021
Raw materials	$14,835	$13,405
Work in process	7,187	5,147
Finished goods	2,340	674
Obsolescence allowance	(2,282)	(2,174)
Total inventories	$22,080	$17,052

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.1 million for the three-month periods ended March 31, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets

(table only in thousands)	Three Months Ended March 31, 2022		Year ended December 31, 2021
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,183	$9,629	$161,820	$12,937
Acquisitions	20,667	—	—	—
Transfers to finite life classification	—	—	—	(3,150)
Foreign currency translation	(251)	(56)	(637)	(158)
	$181,599	$9,573	$161,183	$9,629

(table only in thousands)	As of March 31, 2022		As of December 31, 2021
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$14,038	$14,457	$13,704
Customer lists	73,199	54,838	73,199	53,970
Tradename	9,728	2,974	9,728	2,745
Foreign currency adjustments	(1,950)	(697)	(2,149)	(1,025)
	$95,434	$71,153	$95,235	$69,394

Activity for the three-months ended March 31, 2022 and 2021 is as follows:

(table only in thousands)	2022	2021
Intangible assets – finite life, net at beginning of period	$25,841	$29,637
Amortization expense	(1,431)	(1,685)
Transfers from indefinite life classification	—	3,150
Foreign currency adjustments	(129)	(81)
Intangible assets – finite life, net at end of period	$24,281	$31,021

Amortization expense of finite life intangible assets was $1.4 million and $1.7 million for the three-month periods ended March 31, 2022 and 2021, respectively. Amortization over the next five years for finite life intangibles is expected to be $4.4 million for the remainder of 2022, $5.1 million in 2023, $4.2 million in 2024, $3.2 million in 2025, and $1.8 million in 2026.

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

As of March 31, 2022, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three-month period ended March 31, 2022 that would require an interim impairment assessment of goodwill or intangible assets.

The Company's assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impact of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

6. Accounts Payable and Accrued Expenses

(table only in thousands)	March 31, 2022	December 31, 2021
Trade accounts payable, including amounts due to subcontractors	$63,217	$56,242
Compensation and related benefits	5,327	6,065
Accrued warranty	2,836	3,074
Contract liabilities	4,929	4,405
Short-term lease liability	2,679	2,414
Other	12,381	11,881
Total accounts payable and accrued expenses	$91,369	$84,081

7. Senior Debt

Debt consisted of the following:

(table only in thousands)	March 31, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.6 million through September 2023, and $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

- Term loan	$42,961	$43,511
- Revolving credit loan	32,600	22,000
Total outstanding borrowings under the Credit Facility	75,561	65,511
Outstanding borrowings under joint venture term debt	10,910	—
Unamortized debt discount	(1,767)	(1,731)
Total outstanding borrowings	84,704	63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$81,401	$61,577

Scheduled principal payments under our Credit Facility and joint venture term debt are $2.5 million remaining in 2022, $3.6 million in 2023, $4.9 million in 2024, $5.2 million in 2025, $66.4 million in 2026, and $3.9 million in 2027.

Credit Facility

As of March 31, 2022 and December 31, 2021, $17.3 million and $14.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $59.9 million and $45.9 million at March 31, 2022 and December 31, 2021, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 2.87% and 2.54% at March 31, 2022 and December 31, 2021, respectively. Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

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

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, our Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"), as further described in Note 14. As of March 31, 2022, $10.9 million was outstanding under the loan. Principal will be paid back to the lender monthly with final installment due by February 27, 2027. Interest is accrued at the per annum rate based on the Company’s choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at March 31, 2022 was 3.75%. As of March 31, 2022, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $65.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of March 31, 2022, $14.8 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $0.7 million in bank guarantees were outstanding as of March 31, 2022. Additionally, a subsidiary of our Company in China recently entered into an RMB denominated bank guarantee agreement secured primarily by local assets. As of March 31, 2022, there were zero bank guarantees outstanding related to this agreement. As of March 31, 2022, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8. Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended March 31, are below.

	2022	2021
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$2,792	$1,181

Denominator
Basic weighted-average shares outstanding	35,051	35,397
Common stock equivalents arising from stock options and restricted stock awards	148	377
Diluted weighted-average shares outstanding	35,199	35,774

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three-month periods ended March 31, 2022 and 2021, 2.1 million and 1.5 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

9. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.9 million and $0.7 million of share-based compensation related expense during the three-month periods ended March 31, 2022 and 2021, respectively.

The Company granted approximately 600,000 and zero restricted stock units during the three-month periods ended March 31, 2022 and 2021, respectively.

There were zero and approximately 2,000 options exercised during the three-months ended March 31, 2022 and 2021, respectively. The Company received zero and $13,000 in cash from employees and a non-employee director exercising options during the three-months ended March 31, 2022 and 2021. The intrinsic value of options exercised during the three-months ended March 31, 2022 and 2021 was zero and $13,000, respectively.

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

Retirement and health care plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended March 31,
(table only in thousands)	2022	2021
Pension plan:
Interest cost	$219	$194
Expected return on plan assets	(390)	(378)
Amortization of net actuarial loss	66	103
Net periodic benefit (gain) cost	$(105)	$(81)
Health care plan:
Interest cost	$-	$1
Amortization of net actuarial (gain) loss	(2)	2
Net periodic benefit (gain) cost	$(2)	$3

We were not required to make contributions to our defined benefit plans during the three-months ended March 31, 2022 and 2021, respectively. For the remainder of 2022, we do not expect to make any contributions to fund the pension plan or the retiree health care plan. The unfunded liability of the plans of $5.5 million and $5.6 million as of March 31, 2022 and December 31, 2021, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11. Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2016 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2022 and December 31, 2021, the liability for uncertain tax positions totaled approximately $0.1 million, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed. We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of March 31, 2022 and December 31, 2021, we have recorded deferred income taxes of approximately $1.1 million, respectively, on the undistributed earnings of our foreign subsidiaries.

Income tax expense was $1.1 million and $0.6 million for the first quarter of 2022 and 2021, respectively. The effective income tax rate for the first quarter of 2022 was 28.3% compared with 29.8% for the first quarter of 2021. The effective income tax rate for the first quarter of 2022 is higher than the United States federal statutory rate. Our effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which we operate.

12. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2022 and December 31, 2021, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $86.5 million and $65.5 million at March 31, 2022 and December 31, 2021, respectively. The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $28.4 million and $29.9 million, respectively, of which $22.4 million and $22.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13. Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2022 for cases involving asbestos-related claims were $4.9 million, of which, together with all legal fees other than corporate counsel expenses, $4.8 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $40,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 240 cases pending against the Company as of March 31, 2022 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 223 cases that were pending as of December 31, 2021. During the three-months ended March 31, 2022, 37 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled 2 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14. Acquisitions

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of GRC for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV (see Note 7). As additional consideration, the former owners were issued 10% of the equity interest in the EFM JV. The preliminary fair value ascribed to the equity interest was approximately $5.0 million. As of March 31, 2022, there were $11.6 million in current assets, $29.8 million in long-lived assets, and $30.9 million in total liabilities related to the EFM JV included in our Condensed Consolidated Balance Sheets.

GRC engineers and manufactures non-metallic expansion joints and flow control products including rubber expansion joints, ducting expansion joints, and industrial pinch and duck bill valves, serving the industrial water and wastewater markets. The acquisition diversifies and expands our EFM JV product offerings within our Engineered Systems segment. The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of closing.

(Table only in thousands)
Current assets (including cash of $137)	$4,308
Property and equipment	459
Goodwill	20,667
Total assets acquired	25,434
Current liabilities assumed	(714)
Net assets acquired	$24,720

The approximate fair values of the assets acquired and liabilities assumed related to the acquisition are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuation of assets acquired and liabilities assumed. These changes could result in material variances between the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to this acquisition is not deductible for tax purposes.

Acquisition and integration expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses. During the three months ended March 31, 2022, GRC accounted for $0.7 million in revenue and $0.3 million of net income included in the Company’s results.

The following unaudited pro forma financial information represents the Company's results of operations as if GRC acquisition had occurred on January 1, 2021:

	Three months ended March 31,
(table in thousands, except per share data)	2022	2021
Net sales	$94,575	$75,215
Net income attributable to CECO Environmental Corp.	3,066	1,594
Earnings per share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.04

The pro forma results have been prepared for informational purposes only and include adjustments to reflect additional interest expense on debt used to fund the acquisition, and to record the income tax consequences of the pro forma adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or the results of operations that may occur in the future.

15. Business Segment Information

The Company’s operations are organized and reviewed by management along its product platforms or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Condensed Consolidated Statements of Income.

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: Our Engineered Systems segment serves the general industrial, power generation, refinery, water/wastewater, midstream oil & gas, and other energy transition markets. We are a key part of helping meet the global demand for environmental and equipment protection through our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation & filtration (gas & water), and dampers & expansion joints.

Industrial Process Solutions segment: Our Industrial Process Solutions segment serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets. We protect the air we collectively breathe, maintain clean and safe operations for employees, lower energy consumption, minimize waste for customers, and ensure they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors through our platforms including duct & installation, industrial air, and fluid handling.

The financial segment information is presented in the following tables:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$56,975	$42,057
Industrial Process Solutions segment	35,461	29,835
Net sales	$92,436	$71,892

	Three months ended March 31,
(dollars in thousands)	2022	2021
Income from operations
Engineered Systems segment	$6,470	$6,170
Industrial Process Solutions segment	4,139	3,822
Corporate and Other(1)	(5,407)	(6,938)
Income from operations	$5,202	$3,054

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(dollars in thousands)	2022	2021
Property and equipment additions
Engineered Systems segment	$5	$9
Industrial Process Solutions segment	73	190
Corporate and Other	587	293
Property and equipment additions	$665	$492

	Three months ended March 31,
(dollars in thousands)	2022	2021
Depreciation and amortization
Engineered Systems segment	$895	$1,067
Industrial Process Solutions segment	1,050	1,068
Corporate and Other	343	300
Depreciation and amortization	$2,288	$2,435

(dollars in thousands)	March 31, 2022	December 31, 2021
Identifiable assets
Engineered Systems segment	$303,245	$262,558
Industrial Process Solutions segment	142,585	141,975
Corporate and Other(2)	12,563	11,664
Identifiable assets	$458,393	$416,197

(2) Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	March 31, 2022	December 31, 2021
Goodwill
Engineered Systems segment	$119,826	$99,303
Industrial Process Solutions segment	61,773	61,880
Goodwill	$181,599	$161,183

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended March 31, 2022
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$61,600	$(4,558)	$(67)	$—	$56,975
Industrial Process Solutions segment	37,142	(1,625)	—	(56)	35,461
Net sales	$98,742	$(6,183)	$(67)	$(56)	$92,436

	Three months ended March 31, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$44,476	$(2,374)	$(45)	$—	$42,057
Industrial Process Solutions segment	32,933	(2,774)	—	(324)	29,835
Net sales	$77,409	$(5,148)	$(45)	$(324)	$71,892

16. Subsequent Events

On May 3, 2022, the Company completed the acquisition of Compass Water Solutions, Inc. ("Compass"). Compass is a leading global supplier of membrane-based, industrial water and wastewater treatment systems that help customers achieve regulatory compliance of water discharge. This acquisition advances the Company further into industrial water technologies markets. The purchase price was approximately $12.5 million and financed using a combination of cash and debt, under the Company's existing Credit Facility. The impact of this acquisition is not included in our results for the three month period ended March 31, 2022. The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this report on Form 10-Q. As a result, complete disclosures required under ASC 805, Business Combinations cannot be made at this time.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2022 and 2021 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (“CECO,” “we,” “us,” or the “Company”) is a leading environmentally focused, diversified industrial company whose solutions protect people, the environment, and industrial equipment. We focus on engineering, designing, building, and installing systems that capture, clean and destroy air- and water-borne emissions from industrial facilities as well as fluid handling, gas and water separation, and filtration systems. CECO provides innovative technology and application expertise that helps companies grow their businesses with safe, clean, and more efficient solutions to protect our shared environment.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
(dollars in millions)	2022	2021
Net sales	$92.4	$71.9
Cost of sales	66.0	47.5
Gross profit	$26.4	$24.4
Percent of sales	28.6%	33.9%
Selling and administrative expenses	18.6	19.4
Percent of sales	20.1%	27.0%
Amortization and earnout expenses	1.5	1.8
Restructuring expenses	0.1	—
Acquisition and integration expenses	1.0	0.1
Operating income	$5.2	$3.1
Operating margin	5.6%	4.3%

To compare operating performance between the three-month period ended March 31, 2022 and 2021, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, and (3) acquisition and integration expenses, which include legal, accounting, and other expenses.

The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income.

	Three months ended March 31,
(dollars in millions)	2022	2021
Operating income as reported in accordance with GAAP	$5.2	$3.1
Operating margin in accordance with GAAP	5.6%	4.3%
Amortization and earnout expenses	1.5	1.8
Restructuring expenses	0.1	—
Acquisition and integration expenses	1.0	0.1
Non-GAAP operating income	$7.8	$5.0
Non-GAAP operating margin	8.4%	7.0%

Net sales for the first quarter of 2022 increased $20.5 million, or 28.5%, to $92.4 million compared with $71.9 million in the first quarter of 2021. The increase is primarily attributable to increases of $8.9 million in our emissions management technologies, $3.8 million in our fluid bed cyclone technologies, $3.2 million in our custom thermal acoustics technologies, $2.3 million in our damper and expansion products and $2.1 million in our industrial air control technologies.

Gross profit increased $2.0 million, or 8.2%, to $26.4 million in the first quarter of 2022 compared with $24.4 million in the first quarter of 2021. Gross profit as a percentage of sales decreased to 28.6% in the first quarter of 2022 compared with 33.9% in the first quarter of 2021 due to inflation, supply chain challenges, and lower project margin mix partially offset by price increases. We continue to experience shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, such as implementing price increases and applying material surcharges. We cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Orders booked were $160.9 million during the first quarter of 2022 as compared with $92.1 million during the first quarter of 2021. The increase is primarily attributable to increases of $27.2 million in our emission management technologies, $23.0 million in industrial air control technologies, and $22.4 million in our custom thermal acoustics technologies, partially offset by a decrease of $10.7 million in our fluid bed cyclone technologies.

Selling and administrative expenses were $18.6 million for the first quarter of 2022 compared with $19.4 million for the first quarter of 2021. The decrease is primarily attributed to a $2.5 million favorable insurance settlement, partially offset by inflationary increases for wages and services. Selling and administrative expenses as a percentage of sales were 20.1% in 2022 compared with 27.1% in 2021.

Amortization and earnout expenses was $1.5 million for the first quarter of 2022 compared with $1.8 million for the first quarter of 2021. The decrease in expense is attributable $0.3 million decrease in definite lived asset amortization.

Operating income increased $2.1 million to $5.2 million in the first quarter of 2022 compared with $3.1 million during the first quarter of 2021. The increase is attributable to the factors described above.

Non-GAAP operating income was $7.8 million for the first quarter of 2022 compared with $5.0 million for the first quarter of 2021. The increase in non-GAAP operating income is primarily attributable to the increase in sales and lower selling and administrative expenses. Non-GAAP operating income as a percentage of sales increased to 8.4% for the first quarter of 2022 from 7.0% for the first quarter of 2021.

Interest expense increased to $0.8 million in the first quarter of 2022 compared with $0.7 million in the first quarter of 2021. The increase in interest expense is primarily due to higher debt balance for the three-month period in 2022 compared to 2021.

Income tax expense was $1.1 million and $0.6 million for the first quarter of 2022 and 2021. The effective income tax rate for the first quarter of 2022 was 28.3% compared with 29.8% for first quarter of 2021. The effective income tax rate for the first quarter of 2022 is higher than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
(dollars in thousands)	2022	2021
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$56,975	$42,057
Industrial Process Solutions segment	35,461	29,835
Net sales	$92,436	$71,892

	Three months ended March 31,
(dollars in thousands)	2022	2021
Income from Operations
Engineered Systems segment	$6,470	$6,170
Industrial Process Solutions segment	4,139	3,822
Corporate and Other(1)	(5,407)	(6,938)
Income from operations	$5,202	$3,054

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $14.9 million, or 26.1%, to $57.0 million in the first quarter of 2022 compared with $42.1 million in the first quarter of 2021. The increase is primarily attributable to $8.9 million in our emissions management technologies, $3.8 million in our fluid bed cyclone technologies, $3.2 million in our custom thermal acoustics technologies, and $2.3 million in our damper and expansion products, partially offset by a decrease of $4.1 million in our separation and filtration technologies.

Operating income for the Engineered Systems segment increased $0.3 million to $6.5 million in the first quarter of 2022 compared with $6.2 million in the first quarter of 2021. The change is primarily attributable to higher gross margin related to increased sales of $14.9 million, partially offset by increases of $1.0 million in acquisition and integration expenses related to the General Rubber, LLC acquisition.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $5.7 million, or 16.1%, to $35.5 million in the first quarter of 2022 compared with $29.8 million in the first quarter of 2021. The increase is primarily attributable to $2.8 million in our duct fabrication products and services, and $2.1 million in our industrial air control technologies.

Operating income for the Industrial Process Solutions segment increased $0.3 million to $4.1 million in the first quarter of 2022 compared with $3.8 million in the first quarter of 2021. The increase is primarily attributable to higher gross margin related to increased sales of $5.7 million, partially offset by $0.4 million increase in selling and administrative expenses.

Corporate and Other Segment

Operating expense for the Corporate and Other segment decreased $1.5 million to $5.4 million in the first quarter of 2022 compared with $6.9 million in same period in 2021. The decrease is primarily attributed to a $2.5 million favorable insurance settlement, partially offset by inflationary increases for wages and services.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $283.2 million as of March 31, 2022 from $213.9 million as of December 31, 2021. Our customers may have the right to cancel a given order. Historically cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by United States generally accepted accounting principles (“GAAP”) and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

When we undertake large jobs, our working capital objective is to make these projects self-funding. We work to achieve this by obtaining initial down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit under our Credit Facility (as defined below).

At March 31, 2022, the Company had working capital of $79.2 million, compared with $72.3 million at December 31, 2021. The ratio of current assets to current liabilities was 1.60 to 1.00 on March 31, 2022, as compared with a ratio of 1.62 to 1.00 at December 31, 2021.

At March 31, 2022 and December 31, 2021, cash and cash equivalents totaled $28.4 million and $29.9 million, respectively. As of March 31, 2022 and December 31, 2021, $22.4 million and $22.6 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	March 31, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.6 million through September 2023, and $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

- Term loan	$42,961	$43,511
- Revolving Credit Loan	32,600	22,000
Total outstanding borrowings under the Credit Facility	75,561	65,511
Outstanding borrowings under the joint venture term debt	10,910	—
Unamortized debt discount	(1,767)	(1,731)
Total outstanding borrowings	$84,704	$63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$81,401	$61,577

Credit Facility

The Company’s outstanding borrowings in the United States consist of senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of March 31, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(32.6)	(22.0)
Letters of credit open	(17.3)	(14.5)
Total unused credit availability	$90.1	$103.5
Amount available based on borrowing limitations	$59.9	$45.9

Overview of Cash Flows and Liquidity

	For the three months ended March 31,
(dollars in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(202)	$9,908
Net cash (used in) provided by investing activities	(20,241)	42
Net cash provided by (used in) financing activities	19,859	(4,155)
Effect of exchange rate changes on cash and cash equivalents	(1,111)	(356)
Net (decrease) increase in cash	$(1,695)	$5,439

Operating Activities

For the three-months ended March 31, 2022, $0.2 million of cash was used by operating activities compared with $9.9 million provided by operating activities in the prior year period, a $10.1 million decrease. Cash flow from operating activities in the first quarter of 2022 had an unfavorable impact year-over-year primarily due to certain decreases in net working capital, partially offset by increases in net earnings.

Investing Activities

For the three-months ended March 31, 2022, net cash used in investing activities was $20.2 million, which was primarily attributed to the net cash paid for the acquisition of GRC of $19.6 million and $0.7 million in acquisitions of property and equipment, compared with $42,000 in the prior year period.

Financing Activities

For the three-months ended March 31, 2022, net cash provided by financing activities was $19.9 million, which was primarily attributable to net borrowings on term debt and revolving credit lines of $21.0 million, which was used to fund the acquisition of General Rubber, LLC and related acquisition and integration expenses. This was partially offset by a noncontrolling interest distribution of $0.9 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and include, but are not limited to:

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at March 31, 2022 was $86.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2022. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2022 is $0.3 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022. Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that we disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: May 10, 2022