Form 10-Q
period 2022-06-30
CECO ENVIRONMENTAL CORP
filed 2022-08-08
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,499,208 shares of common stock, par value $0.01 per share, as of August 1, 2022.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2022

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	(unaudited) June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,416	$29,902
Restricted cash	1,037	2,093
Accounts receivable, net	95,318	74,991
Costs and estimated earnings in excess of billings on uncompleted contracts	51,158	51,429
Inventories, net	23,981	17,052
Prepaid expenses and other current assets	11,911	10,760
Prepaid income taxes	893	2,784
Total current assets	218,714	189,011
Property, plant and equipment, net	16,357	15,948
Right-of-use assets from operating leases	12,144	10,893
Goodwill	185,795	161,183
Intangible assets – finite life, net	35,794	25,841
Intangible assets – indefinite life	9,494	9,629
Deferred income taxes	505	505
Deferred charges and other assets	2,926	3,187
Total assets	$481,729	$416,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,303	$2,203
Accounts payable and accrued expenses	101,233	84,081
Billings in excess of costs and estimated earnings on uncompleted contracts	35,896	28,908
Note payable - current	500	—
Income taxes payable	3,092	1,493
Total current liabilities	144,024	116,685
Other liabilities	15,122	14,826
Debt, less current portion	92,768	61,577
Deferred income tax liability, net	9,998	8,390
Operating lease liabilities	9,356	8,762
Total liabilities	271,268	210,240
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,534,180 and 35,028,197 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	345	350
Capital in excess of par value	250,262	252,989
Accumulated loss	(29,538)	(36,715)
Accumulated other comprehensive loss	(15,567)	(12,070)
Total CECO shareholders' equity	205,502	204,554
Non-controlling interest	4,959	1,403
Total shareholders' equity	210,461	205,957
Total liabilities and shareholders' equity	$481,729	$416,197

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net sales	$105,375	$78,680	$197,811	$150,572
Cost of sales	73,700	53,426	139,708	100,910
Gross profit	31,675	25,254	58,103	49,662
Selling and administrative expenses	22,988	20,510	41,640	39,965
Amortization and earnout expenses	1,450	2,282	2,900	4,072
Restructuring expenses	—	280	73	280
Acquisition and integration expenses	1,491	37	2,540	146
Income from operations	5,746	2,145	10,950	5,199
Other income (expense), net	1,936	(860)	1,478	(1,339)
Interest expense	(1,098)	(704)	(1,920)	(1,430)
Income before income taxes	6,584	581	10,508	2,430
Income tax expense	1,860	199	2,972	750
Net income	4,724	382	7,536	1,680
Non-controlling interest	339	89	356	206
Net income attributable to CECO Environmental Corp.	$4,385	$293	$7,180	$1,474
Earnings per share:
Basic	$0.13	$0.01	$0.21	$0.04
Diluted	$0.13	$0.01	$0.20	$0.04
Weighted average number of common shares outstanding:
Basic	34,873,238	35,491,725	34,961,645	35,444,477
Diluted	35,041,152	35,819,269	35,119,685	35,797,001

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$4,724	$382	$7,536	$1,680
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(2,966)	290	(3,497)	345
Comprehensive income	$1,758	$672	$4,039	$2,025

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three months ended March 31, 2021				1,181				117	1,298
Exercise of stock options	2	—	13	—					13
Restricted stock units issued	40	1	(134)	—					(133)
Share based compensation earned	21	—	807	—					807
Translation loss					55				55
Balance March 31, 2021	35,568	$356	$255,982	$(36,960)	$(14,441)	(138)	$(356)	$1,070	$205,651
Net income for the three months ended June 30, 2021				293				89	382
Restricted stock units issued	181	1	(271)	—					(270)
Share based compensation earned	—	—	887	—					887
Translation gain					290				290
Noncontrolling interest distribution								$(107)	(107)
Balance June 30, 2021	35,749	357	256,598	(36,667)	(14,151)	(138)	(356)	1,052	206,833

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	—	$—	$1,403	$205,957
Net income for the three months ended March 31, 2022				2,792				18	2,810
Restricted stock units issued	34	—	(67)	—					(67)
Share based compensation earned	14	—	953	—					953
Translation gain					(531)				(531)
Noncontrolling interest distributions								(900)	(900)
Fair value of noncontrolling interest equity (see Note 14)								5,000	5,000
Balance March 31, 2022	35,076	350	253,875	(33,923)	(12,601)	—	—	5,521	213,222
Net income for the three months ended June 30, 2022				4,385				339	4,724
Restricted stock units issued	183	2	(211)	—					(209)
Share based compensation earned	—	—	915	—					915
Common stock repurchase and retirement (see Note 8)	(725)	(7)	(4,317)						(4,324)
Translation gain					(2,966)				(2,966)
Fair value of noncontrolling interest equity (see Note 14)								(901)	(901)
Balance June 30, 2022	34,534	$345	$250,262	$(29,538)	$(15,567)	—	$—	$4,959	$210,461

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$7,536	$1,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,668	4,906
Unrealized foreign currency loss	(5)	1,628
Fair value adjustment to earnout liabilities	—	500
Earnout payments	(1,007)	—
Gain on sale of property and equipment	(7)	(67)
Debt discount amortization	187	203
Share-based compensation expense	1,792	1,581
Bad debt expense	441	110
Inventory reserve expense	110	209
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,582)	(2,638)
Costs and estimated earnings in excess of billings on uncompleted contracts	597	(1,319)
Inventories	(3,393)	(409)
Prepaid expense and other current assets	637	3,642
Deferred charges and other assets	2,472	(496)
Accounts payable and accrued expenses	16,538	(2,784)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,846	(1,490)
Income taxes payable	1,266	(508)
Other liabilities	(2,405)	(639)
Net cash provided by operating activities	18,691	4,109
Cash flows from investing activities:
Acquisitions of property and equipment	(1,432)	(997)
Net proceeds from sale of assets	7	534
Net cash paid for acquisitions	(37,372)	—
Net cash used in investing activities	(38,797)	(463)
Cash flows from financing activities:
Borrowings on revolving credit lines	47,600	18,200
Repayments on revolving credit lines	(24,900)	(22,300)
Borrowings on long-term debt	11,000	—
Repayments of long-term debt	(1,469)	(1,250)
Deferred financing fees paid	(130)	—
Payments on finance leases and financing liability	(293)	(271)
Earnout payments	—	(823)
Proceeds from employee stock purchase plan and exercise of stock options	71	128
Noncontrolling interest distributions	(900)	(107)
Common stock repurchase	(4,324)	—
Net cash provided by (used in) financing activities	26,655	(6,423)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,091)	(514)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,458	(3,291)
Cash, cash equivalents and restricted cash at beginning of period	31,995	37,811
Cash, cash equivalents and restricted cash at end of period	$35,453	$34,520
Cash paid (received) during the period for:
Interest	$1,821	$1,122
Income taxes	$970	$(3,006)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2022 and the results of operations, cash flows and shareholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021. The results of operations for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 14, 2022 (the “Form 10-K”).

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

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of June 30, 2022, the virus, including new emerging variants, continues to spread and has had a significant impact on worldwide economic activity, on macroeconomic conditions and the end markets of our business.

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

Accounting Standards to be Adopted

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

3. Accounts Receivable

(table only in thousands)	June 30, 2022	December 31, 2021
Contract receivables	$75,841	$65,932
Trade receivables	23,285	12,537
Allowance for doubtful accounts	(3,808)	(3,478)
Total accounts receivable	$95,318	$74,991

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.6 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either accounts receivable, net or deferred charges and other assets within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Bad debt expense was approximately $0.4 million and $0.1 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.1 million for the six-month periods ended June 30, 2022 and 2021, respectively.

4. Inventories

(table only in thousands)	June 30, 2022	December 31, 2021
Raw materials	$17,607	$13,405
Work in process	6,738	5,147
Finished goods	2,439	674
Obsolescence allowance	(2,803)	(2,174)
Total inventories	$23,981	$17,052

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to ($0.1) million and $0.1 million for the three-month periods ended June 30, 2022 and 2021, and $0.1 million and $0.2 million for the six-month periods ended June 30, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets

(table only in thousands)	Six months ended June 30, 2022		Year ended December 31, 2021
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,183	$9,629	$161,820	$12,937
Acquisitions	25,680	—	—	—
Transfers to finite life classification	—	—	—	(3,150)
Foreign currency translation	(1,068)	(135)	(637)	(158)
	$185,795	$9,494	$161,183	$9,629

(table only in thousands)	As of June 30, 2022		As of December 31, 2021
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$14,371	$14,457	$13,704
Customer lists	85,289	55,658	73,199	53,970
Tradename	10,918	3,179	9,728	2,745
Foreign currency adjustments	(1,895)	(233)	(2,149)	(1,025)
	$108,769	$72,975	$95,235	$69,394

Activity for the six-months ended June 30, 2022 and 2021 is as follows:

(table only in thousands)	2022	2021
Intangible assets – finite life, net at beginning of period	$25,841	$29,637
Amortization expense	(2,789)	(3,359)
Transfers from indefinite life classification	—	3,150
Acquisition	13,280	—
Foreign currency adjustments	(538)	(59)
Intangible assets – finite life, net at end of period	$35,794	$29,369

Amortization expense of finite life intangible assets was $1.5 million and $1.7 million for the three-month periods ended June 30, 2022 and 2021, respectively and $2.8 million and $3.4 million for the six-month periods ended June 30, 2022 and 2021, respectively. Amortization over the next five years for finite life intangibles is expected to be $3.9 million for the remainder of 2022, $6.5 million in 2023, $5.6 million in 2024, $4.5 million in 2025, and $3.2 million in 2026.

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

As of June 30, 2022, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three-month period ended June 30, 2022 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

6. Accounts Payable and Accrued Expenses

(table only in thousands)	June 30, 2022	December 31, 2021
Trade accounts payable, including amounts due to subcontractors	$69,379	$56,242
Compensation and related benefits	6,279	6,065
Accrued warranty	3,660	3,074
Contract liabilities	5,966	4,405
Short-term lease liability	3,086	2,414
Other	12,863	11,881
Total accounts payable and accrued expenses	$101,233	$84,081

7. Senior Debt

Debt consisted of the following:

(table only in thousands)	June 30, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.6 million through September 2023, and $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

- Term loan	$42,410	$43,511
- Revolving credit loan	44,700	22,000
Total outstanding borrowing under the Credit Facility	87,110	65,511
Outstanding borrowing under the joint venture term debt	10,506	—
Unamortized debt discount	(1,545)	(1,731)
Total outstanding borrowings	96,071	63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$92,768	$61,577

Scheduled principal payments under our Credit Facility and joint venture term debt are $1.6 million remaining in 2022, $3.6 million in 2023, $4.9 million in 2024, $5.2 million in 2025, $78.4 million in 2026, and $3.9 million in 2027.

Credit Facility

As of June 30, 2022 and December 31, 2021, $20.7 million and $14.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $62.4 million and $45.9 million at June 30, 2022 and December 31, 2021, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 3.85% and 2.54% at June 30, 2022 and December 31, 2021, respectively. Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, our Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"), as further described in Note 14. As of June 30, 2022, $10.5 million was outstanding under the loan. Principal will be paid back to the lender monthly with final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at June 30, 2022 was 3.90%. As of June 30, 2022, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $65.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of June 30, 2022, $18.6 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $0.7 million in bank guarantees were outstanding as of June 30, 2022. Additionally, a subsidiary of the Company in China recently entered into a renminbi ("RMB") denominated bank guarantee agreement secured primarily by local assets. As of June 30, 2022, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8. Earnings per Share

The computational components of basic and diluted earnings per share for the three-month periods ended June 30, are below.

	2022	2021
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$4,385	$293

Denominator
Basic weighted-average shares outstanding	34,873	35,492
Common stock equivalents arising from stock options and restricted stock awards	168	327
Diluted weighted-average shares outstanding	35,041	35,819

The computational components of basic and diluted earnings per share for the six-month periods ended June 30, are below.

	2022	2021
(table only in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$7,180	$1,474

Denominator
Basic weighted-average shares outstanding	34,962	35,444
Common stock equivalents arising from stock options and restricted stock awards	158	353
Diluted weighted-average shares outstanding	35,120	35,797

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For both the three-month periods ended June 30, 2022 and 2021, 1.9 million, and for the six-month periods ended June 30, 2022 and 2021, 2.0 million and 1.7 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which CECO may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, 10b5-1 plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. Through June 30, 2022, the Company has repurchased and retired approximately 725,000 shares of common stock at a cost of $4.3 million.

9. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.9 million of share-based compensation related expense during the three-month periods ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.6 million during the six-month periods ended June 30, 2022 and 2021, respectively.

The Company granted approximately 104,000 and 460,000 restricted stock units during the three-month periods ended June 30, 2022 and 2021, respectively, and approximately 688,000 and 460,000 restricted stock units during the six-month periods ended June 30, 2022 and 2021, respectively.

There were zero and 2,000 options exercised during the six-months ended June 30, 2022 and 2021, respectively. The Company received zero and $13,000 in cash from employees and a non-employee director exercising options during the six-months ended June 30, 2021. The intrinsic value of options exercised during the six-months ended June 30, 2022 and 2021 was zero and $3,000, respectively.

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

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(table only in thousands)	2022	2021	2022	2021
Pension plan:
Interest cost	$220	$194	$439	$388
Expected return on plan assets	(390)	(378)	(780)	(756)
Amortization of net actuarial loss	65	103	131	206
Net periodic benefit (gain) cost	$(105)	$(81)	$(210)	$(162)

We made no contributions to our defined benefit plan during the six-months ended June 30, 2022 and 2021, respectively. For the remainder of 2022, we do not expect to make any contributions to fund the pension plan. The unfunded liability of the plan of $5.4 million and $5.6 million as of June 30, 2022 and December 31, 2021, respectively, is included in “Other liabilities” on our Condensed Consolidated Balance Sheets.

11. Income Taxes

We file income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2016 forward remain open for all significant state and foreign authorities.

We account for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2022 and December 31, 2021, the liability for uncertain tax positions totaled approximately $0.1 million, which is included in “Other liabilities” on our Condensed Consolidated Balance Sheets. We recognize accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, we intend to repatriate foreign-held cash as needed. We record deferred income tax attributable to foreign withholding taxes that would become payable should we decide to repatriate cash held in our foreign operations. As of June 30, 2022 and December 31, 2021, we have recorded deferred income taxes of approximately $1.5 million and $1.1 million, respectively, on the undistributed earnings of our foreign subsidiaries.

Income tax expense was $1.9 million for the second quarter of 2022 and $3.0 million for the first six months of 2022 compared with income tax expense of $0.2 million for the second quarter of 2021 and $0.8 million for the first six months of 2021. The effective income tax rate for the second quarter of 2022 was 28.3% compared with 34.3% for the second quarter of 2021. The effective income tax rate for the first six months of 2022 was 28.3% compared with 30.9% for the first six months of 2021. The effective income tax rate for the three and six months ended June 30, 2022 is higher than the United States federal statutory rate. Our effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which we operate.

12. Financial Instruments

Our financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at June 30, 2022 and December 31, 2021, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $97.6 million and $65.5 million at June 30, 2022 and December 31, 2021, respectively. The fair value was determined considering market conditions, our credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $34.4 million and $29.9 million, respectively, of which $26.5 million and $22.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13. Commitments and Contingencies – Legal Matters

Asbestos cases

Our subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2022 for cases involving asbestos-related claims were $5.7 million, of which, together with all legal fees other than corporate counsel expenses, $5.6 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $44,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 256 cases pending against the Company as of June 30, 2022 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 223 cases that were pending as of December 31, 2021. During the six-months ended June 30, 2022, 79 new cases were filed against the Company, and the Company was dismissed from 36 cases and settled 10 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14. Acquisitions and Joint Ventures

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of General Rubber LLC ("GRC") for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV (see Note 7). As additional consideration, the former owners were issued 10% of the equity interest in the EFM JV. The fair value ascribed to the equity interest was approximately $4.1 million. During the three-month period ended June 30, 2022, we recorded an adjustment of $0.9 million to the fair value of the equity interest, as reflected in the Condensed Consolidated Statement of Shareholders' Equity. As of June 30, 2022, there were $13.7 million in current assets, $28.5 million in long-lived assets, and $30.5 million in total liabilities related to the EFM JV included in our Condensed Consolidated Balance Sheets.

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

(table only in thousands)
Current assets (including cash of $137)	$4,963
Property and equipment	459
Goodwill	11,120
Intangible - finite life	8,380
Total assets acquired	24,922
Current liabilities assumed	(714)
Deferred income tax liability	(388)
Net assets acquired	$23,820

During the three and six-months ended June 30, 2022, GRC accounted for $3.8 million and $4.5 million in revenue, respectively and $0.5 million and $0.8 million, respectively of net income included in the Company’s results.

Compass Water Solutions, Inc.

On May 3, 2022, the Company acquired 100% of the equity interests of Compass Water Solutions, Inc. ("Compass") for $9.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $2.0 million in notes payable over two years. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through April 30, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.4 million. As of June 30, 2022, the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $1.4 million.

Compass, is a leading global supplier of membrane-based industrial water and wastewater treatment systems that help customers achieve regulatory compliance of water discharge at the lowest lifecycle cost. The acquisition diversifies and expands our industrial water product offerings within our Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(table only in thousands)
Current assets (including cash of $334)	$4,796
Property and equipment	101
Goodwill	4,848
Intangible - finite life	4,900
Total assets acquired	14,645
Current liabilities assumed	(623)
Deferred income tax liability	(1,627)
Net assets acquired	$12,395

During the three and six-months ended June 30, 2022, Compass accounted for $0.8 million in revenue, and $0.1 million of net loss included in the Company’s results.

Western Air Ducts Ltd.

On June 22, 2022, the Company acquired 100% of the equity interests of Western Air Ducts Limited for $10.7 million in cash, which was financed with a draw on the Company’s revolving credit facility, and deferred cash consideration of $0.8 million payable in one year. The deferred consideration is recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.

Western Air Ducts is a leading European supplier of dust and fume extraction solutions, providing consultation, design, manufacturing, installation, and service. The acquisition diversifies and expands our industrial air product offerings within our Industrial Process Solutions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(table only in thousands)
Current assets (including cash of $1,557)	$2,711
Property and equipment	188
Goodwill	9,712
Total assets acquired	12,611
Current liabilities assumed	(1,127)
Deferred income tax liability	(34)
Net assets acquired	$11,450

The approximate fair values of the assets acquired and liabilities assumed related to the acquisitions are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuation of assets acquired and liabilities assumed. These changes could result in material variances between the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to these acquisitions is not deductible for tax purposes.

Acquisition and integration expenses on the Condensed Consolidated Statements of Income are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

The following unaudited pro forma financial information represents the Company’s results of operations as if the GRC, Compass, and Western Air Ducts acquisitions had occurred on January 1, 2021:

	Three months ended June 30,		Six months ended June 30,
(table in thousands, except per share data)	2022	2021	2022	2021
Net sales	$106,995	$85,828	$204,280	$164,979
Net income attributable to CECO Environmental Corp.	4,573	431	7,508	2,415
Earnings per share:
Basic	$0.13	$0.01	$0.21	$0.07
Diluted	$0.13	$0.01	$0.21	$0.07

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

The financial segment information is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$67,333	$43,360	$124,308	$85,417
Industrial Process Solutions segment	38,042	35,320	73,503	65,155
Net sales	$105,375	$78,680	$197,811	$150,572

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Income from operations
Engineered Systems segment	$9,006	$5,634	$15,476	$11,804
Industrial Process Solutions segment	5,482	4,441	9,621	8,263
Corporate and Other(1)	(8,742)	(7,930)	(14,147)	(14,868)
Income from operations	$5,746	$2,145	$10,950	$5,199

(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Property and equipment additions
Engineered Systems segment	$27	$55	$32	$64
Industrial Process Solutions segment	340	172	412	362
Corporate and Other	400	278	988	571
Property and equipment additions	$767	$505	$1,432	$997

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Depreciation and amortization
Engineered Systems segment	$960	$1,070	$1,855	$2,137
Industrial Process Solutions segment	1,009	1,073	2,059	2,141
Corporate and Other	410	328	754	628
Depreciation and amortization	$2,379	$2,471	$4,668	$4,906

(dollars in thousands)	June 30, 2022	December 31, 2021
Identifiable assets
Engineered Systems segment	$315,743	$262,558
Industrial Process Solutions segment	152,689	141,975
Corporate and Other(2)	13,297	11,664
Identifiable assets	$481,729	$416,197

(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(dollars in thousands)	June 30, 2022	December 31, 2021
Goodwill
Engineered Systems segment	$114,797	$99,303
Industrial Process Solutions segment	70,998	61,880
Goodwill	$185,795	$161,183

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales) as indicated in the following tables:

	Three months ended June 30, 2022
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$70,754	$(3,231)	$(190)	$—	$67,333
Industrial Process Solutions segment	39,901	(1,717)	—	(142)	38,042
Net sales	$110,655	$(4,948)	$(190)	$(142)	$105,375

	Three months ended June 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$47,069	$(3,513)	$(196)	$—	$43,360
Industrial Process Solutions segment	41,245	(5,281)	—	(644)	35,320
Net sales	$88,314	$(8,794)	$(196)	$(644)	$78,680

	Six months ended June 30, 2022
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$132,354	$(7,789)	$(257)	$—	$124,308
Industrial Process Solutions segment	77,043	(3,342)	—	(198)	73,503
Net sales	$209,397	$(11,131)	$(257)	$(198)	$197,811

	Six months ended June 30, 2021
			Less Inter-Segment Sales
(dollars in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$91,545	$(5,887)	$(241)	$—	$85,417
Industrial Process Solutions segment	74,178	(8,055)	—	(968)	65,155
Net sales	$165,723	$(13,942)	$(241)	$(968)	$150,572

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2022 and 2021 reflect the consolidated operations of the Company and its subsidiaries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net sales	$105.4	$78.7	$197.8	$150.6
Cost of sales	73.7	53.5	139.7	100.9
Gross profit	$31.7	$25.2	$58.1	$49.7
Percent of sales	30.1%	32.0%	29.4%	33.0%
Selling and administrative expenses	23.0	20.6	41.6	40.0
Percent of sales	21.8%	26.2%	21.0%	26.6%
Amortization and earnout expenses	1.5	2.3	2.9	4.1
Restructuring expenses	—	0.3	0.1	0.3
Acquisition and integration expenses	1.5	—	2.5	0.1
Operating income	$5.7	$2.1	$11.0	$5.2
Operating margin	5.4%	2.7%	5.6%	3.5%

To compare operating performance between the three-month and six-month periods ended June 30, 2022 and 2021, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, and (3) acquisition and integration expenses, which include legal, accounting, and other expenses.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2022	2021	2022	2021
Operating income as reported in accordance with GAAP	$5.7	$2.1	$11.0	$5.2
Operating margin in accordance with GAAP	5.4%	2.7%	5.6%	3.5%
Amortization and earnout expenses	1.5	2.3	2.9	4.1
Restructuring expenses	—	0.3	0.1	0.3
Acquisition and integration expenses	1.5	—	2.5	0.1
Non-GAAP operating income	$8.7	$4.7	$16.5	$9.7
Non-GAAP operating margin	8.3%	6.0%	8.3%	6.4%

Net sales for the second quarter of 2022 increased $26.7 million, or 33.9%, to $105.4 million compared with $78.7 million in the second quarter of 2021. The increase is primarily attributable to increases of $8.4 million in our thermal acoustics technologies, $5.2 million in our damper and expansion products, $4.2 million in our emissions management technologies, $2.7 million across our entire industrial process solutions platforms, $2.7 million in our engineered cyclone systems, and $2.6 million in our separation and filtration technologies. For the $26.7 million increase in net sales, $22.1 million is attributable to organic growth, while $4.6 million is attributable to current year acquisitions.

Net sales for the first six months of 2022 increased $47.2 million, or 31.4%, to $197.8 million compared with $150.6 million in the first six months of 2021. The increase is primarily attributable to increases of $13.1 million in our emissions management technologies, $11.6 million in our thermal acoustics technologies, $7.5 million in our damper and expansion products, $6.5 million in our engineered cyclone systems, $3.9 million in our industrial air control technologies, and $3.9 million in our duct fabrication products and services. For the $47.2 million increase in net sales, $41.9 million is attributable to organic growth, while $5.3 million is attributable to current year acquisitions.

Gross profit increased $6.5 million, or 25.8%, to $31.7 million in the second quarter of 2022 compared with $25.2 million in the second quarter of 2021. The increase in gross profit is primarily attributable to in the increase in sales volume as described above. Gross profit as a percentage of sales decreased 1.9% to 30.1% in the second quarter of 2022 compared with 32.0% in the second quarter of 2021 due to inflation, supply chain challenges, and lower project margin mix executed during the three-month period ended June 30, 2022, partially offset by price increases.

Gross profit increased $8.4 million, or 16.9%, to $58.1 million in the first six months of 2022 compared with $49.7 million in the first six months of 2021. The increase in gross profit is primarily attributable to in the increase in sales volume as describe above. Gross profit as a percentage of sales decreased to 29.4% in the first six months of 2022 compared with 33.0% in the first six months of 2021 due to inflation, supply chain challenges, and lower project margin mix executed during the six-month period ended June 30, 2022, partially offset by price increases. We continue to experience shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, such as implementing price increases and applying material surcharges. We cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Orders booked increased $28.0 million, or 32.7%, to $113.5 million during the second quarter of 2022 compared with $85.5 million in the second quarter of 2021. The increase is primarily attributable to increases of $34.2 million in our separation and filtration technologies, $5.0 million in our thermal acoustics technologies, $4.9 million in our industrial air control technologies, and $4.2 million in our damper and expansion products partially offset by a decrease of $20.2 million in our emissions management technologies. For the $28.0 million increase in orders, $23.0 million is attributable to organic growth, while $5.0 million is attributable to current year acquisitions.

Orders booked were $274.4 million for the first six months of 2022 compared with $177.6 million during the first six months of 2021, an increase of $96.8 million, or 54.5%. The increase is primarily attributable to increases of $37.2 million in our separation and filtration technologies, $27.9 million in industrial air control technologies, and $27.4 million in our thermal acoustics technologies. For the $96.8 million increase in orders, $90.9 million is attributable to organic growth, while $5.9 million is attributable to current year acquisitions.

Selling and administrative expenses were $23.0 million for the second quarter of 2022 compared with $20.6 million for the second quarter of 2021. The increase is primarily attributable to acquisitions during 2022, as well as inflationary increases for wages and services. Selling and administrative expenses as a percentage of sales was 21.8% in the second quarter of 2022 compared with 26.2% in the second quarter of 2021. The decrease in percentage is primarily attributable to the increase in net sales.

Selling and administrative expenses were $41.6 million for the first six months of 2022 compared with $40.0 million for the first six months of 2021. The increase is primarily attributable to acquisitions during 2022, as well as inflationary increases for wages and services. Selling and administrative expenses decreased as a percentage of sales to 21.0% in the first six months of 2022 compared with 26.6% in the first six months of 2021. The decrease in percentage is primarily attributable to the increase in net sales.

Amortization and earnout expense was $1.4 million for the second quarter of 2022 compared with $2.3 million for the second quarter of 2021. The decrease in expense is attributable to a decrease of $0.6 million in earnout expense and $0.3 million decrease in definite lived asset amortization.

Amortization expense was $2.9 million for the first six months of 2022 compared with $4.1 million for the first six months of 2021. The decrease in expense is attributable to a decrease of $0.7 million in earnout expense and $0.5 million decrease in definite lived asset amortization.

Operating income increased $3.6 million to $5.7 million in the second quarter of 2022 compared with $2.1 million during the second quarter of 2021. Operating income increased $5.8 million to $11.0 million in the first six months of 2022 compared with $5.2 million during the first six months of 2021. The increase in operating income for the three- and six-month periods ended June 30, 2022 are primarily attributable to increases in sales.

Non-GAAP operating income was $8.7 million for the second quarter of 2022 compared with $4.7 million for the second quarter of 2021. The increase of $4.0 million in non-GAAP operating income is primarily attributable to the increase in net sales. Non-GAAP operating income as a percentage of sales increased to 8.2% for the second quarter of 2022 from 6.0% for the second quarter of 2021.

Non-GAAP operating income was $16.5 million for the first six months of 2022 compared with $9.7 million for the first six months of 2021. The increase of $6.8 in non-GAAP operating income is primarily attributable to the increase in net sales. Non-GAAP operating income as a percentage of sales increased to 8.3% for the first six months of 2022 from 6.4% for the first six months of 2021.

Interest expense increased to $1.1 million in the second quarter of 2022 and $1.9 million for the first six months of 2022 compared with interest expense of $0.7 million in the second quarter of 2021 and $1.4 million for the first six months of 2021. The increase in interest expense is primarily due to increased debt balances for the three- and six-month periods in 2022 compared to 2021.

Income tax expense was $1.9 million for the second quarter of 2022 and $3.0 million for the first six months of 2022 compared with income tax expense of $0.2 million for the second quarter of 2021 and $0.8 million for the first six months of 2021. The effective income tax rate for the second quarter of 2022 was 28.3% compared with 34.3% for the second quarter of 2021. The effective income tax rate for the first six months of 2022 was 28.3% compared with 30.9% for the first six months of 2021. The effective income tax rate for the three- and six-months ended June 30, 2022 is different than the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$67,333	$43,360	$124,308	$85,417
Industrial Process Solutions segment	38,042	35,320	73,503	65,155
Net sales	$105,375	$78,680	$197,811	$150,572

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Income from Operations
Engineered Systems segment	$9,006	$5,634	$15,476	$11,804
Industrial Process Solutions segment	5,482	4,441	9,621	8,263
Corporate and Other(1)	(8,742)	(7,930)	(14,147)	(14,868)
Income from operations	$5,746	$2,145	$10,950	$5,199

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $23.9 million to $67.3 million for the second quarter of 2022 compared with $43.4 million in the second quarter of 2021. The increase is primarily attributable to increases of $8.4 million in our thermal acoustics technologies, $5.2 million in our damper and expansion products, $4.2 million in our emissions management technologies, $2.7 million in our engineered cyclone systems, and $2.6 million in our separation and filtration technologies. For the $23.9 million increase in net sales, $19.3 million is attributable to organic growth, while $4.6 million is attributable to current year acquisitions.

Our Engineered Systems segment net sales increased $38.9 million to $124.3 million in the first six months of 2022 compared with $85.4 million in the first six months of 2021. The increase is primarily attributable to increases of $13.1 million in our emissions management technologies, $11.6 million in our thermal acoustics technologies, $7.5 million in our damper and expansion products, and $6.5 million in our engineered cyclone systems. For the $38.9 million increase in net sales, $33.6 million is attributable to organic growth, while $5.3 million is attributable to current year acquisitions.

Operating income for the Engineered Systems segment increased $3.4 million to $9.0 million in the second quarter of 2022 compared with $5.6 million in the second quarter of 2021. The operating income increase is primarily attributable to higher gross profit related to increased sales of $23.9 million.

Operating income for the Engineered Systems segment increased $3.7 million to $15.5 million in the first six months of 2022 compared with $11.8 million in the first six months of 2021. The operating income increase is primarily attributable to higher gross profit related to increased sales of $38.9 million.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $2.7 million to $38.0 million in the second quarter of 2022 compared with $35.3 million in the second quarter of 2021. The increase is primarily attributable to increases across all products serving industrial air end markets. The total increase of $2.7 million in net sales is attributable to organic growth.

Our Industrial Process Solutions segment net sales increased $8.3 million to $73.5 million in the first six months of 2022 compared with $65.2 million in the first six months of 2021. The increase is primarily attributable to increases of $3.9 million in our industrial air control technologies, and $3.9 million in our duct fabrication products and services. The total increase of $8.3 million in net sales is attributable to organic growth.

Operating income for the Industrial Process Solutions segment increased $1.1 million to $5.5 million in the second quarter of 2022 compared with $4.4 million in the second quarter of 2021. The increase is primarily attributable to higher gross profit related to increased sales of $2.7 million, and $0.7 million in lower amortization and earnout expenses.

Operating income for the Industrial Process Solutions segment increased $1.3 million to $9.6 million in the first six months of 2022 compared with $8.3 million in the first six months of 2021. The increase is primarily attributable to higher gross profit related to increased sales of $8.3 million, offset by a $1.5 million increase in selling and administrative expense.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $0.8 million to $8.7 million for the second quarter of 2022 compared with $7.9 million for the second quarter of 2021. The increase is attributable to increases in acquisition and integration expenses of $0.9 million.

Operating expense for the Corporate and Other segment decreased $0.8 million to $14.1 million for the first six months of 2022 compared with $14.9 million for the first six months of 2021. The decrease is primarily attributed to a $2.5 million favorable insurance settlement received in the first quarter of 2022, partially offset by inflationary increases for wages and services.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $288.7 million as of June 30, 2022 from $213.9 million as of December 31, 2021. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2022, the Company had working capital of $74.7 million, compared with $72.3 million at December 31, 2021. The ratio of current assets to current liabilities was 1.52 to 1.00 on June 30, 2022, as compared with a ratio of 1.62 to 1.00 at December 31, 2021.

At June 30, 2022 and December 31, 2021, cash and cash equivalents totaled $34.4 million and $29.9 million, respectively. As of June 30, 2022 and December 31, 2021, $26.5 million and $22.6 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(table only in thousands)	June 30, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $0.6 million through September 2023, and $0.8 million through September 2025 and $1.1 million thereafter with balance due upon maturity in September 2026.

- Term loan	$42,410	$43,511
- Revolving Credit Loan	44,700	22,000
Total outstanding borrowings under the Credit Facility	87,110	65,511
Outstanding borrowings under the joint venture term debt	10,506	—
Unamortized debt discount	(1,545)	(1,731)
Total outstanding borrowings	$96,071	$63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$92,768	$61,577

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of June 30, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(dollars in millions)	June 30, 2022	December 31, 2021
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(44.7)	(22.0)
Letters of credit open	(20.7)	(14.5)
Total unused credit availability	$74.6	$103.5
Amount available based on borrowing limitations	$62.4	$45.9

Overview of Cash Flows and Liquidity

	For the six months ended June 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$18,691	$4,109
Net cash used in investing activities	(38,797)	(463)
Net cash (used in) provided by financing activities	26,655	(6,423)
Effect of exchange rate changes on cash and cash equivalents	(3,091)	(514)
Net (decrease) increase in cash	$3,458	$(3,291)

Operating Activities

For the six months ended June 30, 2022, $18.7 million of cash was provided by operating activities compared with $4.1 million provided by operations in the prior year period, a $14.6 million increase. Cash flow from operating activities in the first six months of 2022 had a favorable impact year-over-year primarily due increase in net income and certain improvements in net working capital.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $38.8 million compared with $0.5 million used in investing activities in the prior year period. For the six months ended June 30, 2022, the $38.8 million cash used in investing activities was the result of $37.4 million cash used for the acquisitions, see Note 14, and $1.4 million for the acquisition of property and equipment. In the prior year period, cash flow of $0.5 million used in investing activities was the result of $1.0 million used for the acquisition of property and equipment, offset by proceeds from the disposal of assets held for sale of $0.5 million.

Financing Activities

For the six months ended June 30, 2022, $26.7 million was provided by financing activities compared with $6.4 million used in financing activities in the prior year period, an increase of $33.1 million. For the six months ended June 30, 2022, the Company used $4.3 million to repurchase common stock, $0.9 million in non-controlling interest distributions, and received $0.1 million from proceeds from employee stock purchase plan and exercise of stock options. Additionally, for the first six months ended June 30, 2022, the Company used $22.7 million for net borrowings on the Company’s revolving credit lines, primarily used to finance current year acquisitions, and $1.5 million in repayment on long-term debt. In the prior year period, the Company used $4.1 million for repayments on the Company's revolving credit line, $1.3 million in repayments on long-term debt, and $0.8 million to make earnout payments.

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

Management believes there have been no changes during the six-month period ended June 30, 2022, other than as disclosed in Note 2 to the condensed consolidated financial statements within Item 1 of this quarterly Report on Form 10-Q, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and include, but are not limited to:

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
•
the impact of employee-related cost inflation and labor shortages;
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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at June 30, 2022 was $97.6 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2022. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2022 is $0.4 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022. Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended June 30, 2022:

	Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	575,066	5.86	575,066	16,619
June 1, 2022 - June 30, 2022	149,838	6.29	149,838	15,673
Total	724,904	$5.95	724,904

(1) On May 10, 2022, the Company publicly announced that its Board of Directors has authorized a $20.0 million share repurchase program. The program expires on April 30, 2025. See Note 8 for additional information.

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

CECO Environmental Corp.

By:	/s/ Paul M. Gohr
Paul M. Gohr
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: August 8, 2022