Form 10-Q
period 2022-09-30
CECO ENVIRONMENTAL CORP
filed 2022-11-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 0-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

14651 North Dallas Parkway Suite 500 Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 357-6181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CECO	The NASDAQ Stock Market LLC

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,270,494 shares of common stock, par value $0.01 per share, as of November 1, 2022.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2022

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	(unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$35,188	$29,902
Restricted cash	1,026	2,093
Accounts receivable, net	89,959	74,991
Costs and estimated earnings in excess of billings on uncompleted contracts	56,775	51,429
Inventories, net	24,740	17,052
Prepaid expenses and other current assets	14,140	10,760
Prepaid income taxes	866	2,784
Total current assets	222,694	189,011
Property, plant and equipment, net	20,260	15,948
Right-of-use assets from operating leases	12,049	10,893
Goodwill	182,365	161,183
Intangible assets – finite life, net	36,095	25,841
Intangible assets – indefinite life	9,346	9,629
Deferred income taxes	505	505
Deferred charges and other assets	2,915	3,187
Total assets	$486,229	$416,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,303	$2,203
Accounts payable and accrued expenses	100,354	84,081
Billings in excess of costs and estimated earnings on uncompleted contracts	33,871	28,908
Note payable - current	500	—
Income taxes payable	1,799	1,493
Total current liabilities	139,827	116,685
Other liabilities	14,986	14,826
Debt, less current portion	107,034	61,577
Deferred income tax liability, net	9,809	8,390
Operating lease liabilities	9,153	8,762
Total liabilities	280,809	210,240
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,329,751 and 35,028,197 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	343	350
Capital in excess of par value	249,248	252,989
Accumulated loss	(27,595)	(36,715)
Accumulated other comprehensive loss	(21,457)	(12,070)
Total CECO shareholders' equity	200,539	204,554
Non-controlling interest	4,881	1,403
Total shareholders' equity	205,420	205,957
Total liabilities and shareholders' equity	$486,229	$416,197

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Net sales	$108,414	$79,979	$306,225	$230,551
Cost of sales	75,988	57,254	215,696	158,164
Gross profit	32,426	22,725	90,529	72,387
Selling and administrative expenses	25,166	20,929	66,806	60,894
Amortization and earnout expenses	2,039	1,776	4,939	5,849
Restructuring expenses	—	397	73	655
Acquisition and integration expenses	1,287	219	3,827	357
Executive transition expenses	1,161	—	1,161	29
Income (loss) from operations	2,773	(596)	13,723	4,603
Other income (expense), net	1,276	185	2,754	(1,155)
Interest expense	(1,569)	(722)	(3,489)	(2,152)
Income (loss) before income taxes	2,480	(1,133)	12,988	1,296
Income tax expense	314	63	3,287	813
Net income (loss)	2,166	(1,196)	9,701	483
Non-controlling interest	223	53	579	259
Net income (loss) attributable to CECO Environmental Corp.	$1,943	$(1,249)	$9,122	$224
Earnings (loss) per share:
Basic	$0.06	$(0.04)	$0.26	$0.01
Diluted	$0.06	$(0.04)	$0.26	$0.01
Weighted average number of common shares outstanding:
Basic	34,455,657	35,472,298	34,791,129	35,463,279
Diluted	34,871,313	35,472,298	35,035,041	35,729,887

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$2,166	$(1,196)	$9,701	$483
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(5,890)	(250)	(9,387)	95
Comprehensive (loss) income	$(3,724)	$(1,446)	$314	$578

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2020	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the three months ended March 31, 2021	—	—	—	1,181	—	—	—	117	1,298
Exercise of stock options	2	—	13	—	—	—	—	—	13
Restricted stock units issued	40	1	(134)	—	—	—	—	—	(133)
Share based compensation earned	21	—	807	—	—	—	—	—	807
Translation gain	—	—	—	—	55	—	—	—	55
Balance March 31, 2021	35,568	$356	$255,982	$(36,960)	$(14,441)	(138)	$(356)	$1,070	$205,651
Net income for the three months ended June 30, 2021	—	—	—	293	—	—	—	89	382
Restricted stock units issued	181	1	(271)	—	—	—	—	—	(270)
Share based compensation earned	—	—	887	—	—	—	—	—	887
Translation gain	—	—	—	—	290	—	—	—	290
Noncontrolling interest distribution	—	—	—	—	—	—	—	(107)	(107)
Balance June 30, 2021	35,749	$357	$256,598	$(36,667)	$(14,151)	(138)	$(356)	$1,052	$206,833
Net loss for the three months ended September 30, 2021	—	—	—	(1,249)	—	—	—	53	(1,196)
Restricted stock units issued	41	1	(111)	—	—	—	—	—	(110)
Share based compensation earned	19	—	995	—	—	—	—	—	995
Translation loss	—	—	—	—	(250)	—	—	—	(250)
Common stock repurchase (See Note 8)	—	—	—	—	—	(521)	(3,745)	—	(3,745)
Balance September 30, 2021	35,809	$358	$257,482	$(37,916)	$(14,401)	(659)	$(4,101)	$1,105	$202,527

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Non-controlling	Total Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	interest	Equity
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	—	$—	$1,403	$205,957
Net income for the three months ended March 31, 2022	—	—	—	2,792	—	—	—	18	2,810
Restricted stock units issued	34	—	(67)	—	—	—	—	—	(67)
Share based compensation earned	14	—	953	—	—	—	—	—	953
Translation loss	—	—	—	—	(531)	—	—	—	(531)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(900)	(900)
Fair value of noncontrolling interest equity (see Note 14)	—	—	—	—	—	—	—	5,000	5,000
Balance March 31, 2022	35,076	$350	$253,875	$(33,923)	$(12,601)	—	$—	$5,521	$213,222
Net income for the three months ended June 30, 2022	—	—	—	4,385	—	—	—	339	4,724
Restricted stock units issued	183	2	(211)	—	—	—	—	—	(209)
Share based compensation earned	—	—	915	—	—	—	—	—	915
Common stock repurchase and retirement (see Note 8)	(725)	(7)	(4,317)	—	—	—	—	—	(4,324)
Translation loss	—	—	—	—	(2,966)	—	—	—	(2,966)
Fair value of noncontrolling interest equity (see Note 14)	—	—	—	—	—	—	—	(901)	(901)
Balance June 30, 2022	34,534	$345	$250,262	$(29,538)	$(15,567)	—	$—	$4,959	$210,461
Net income for the three months ended September 30, 2022	—	—	—	1,943	—	—	—	223	2,166
Restricted stock units issued	32	—	(65)	—	—	—	—	—	(65)
Share based compensation earned	20	—	1,242	—	—	—	—	—	1,242
Common stock repurchase and retirement (see Note 8)	(256)	(2)	(2,191)	—	—	—	—	—	(2,193)
Translation loss	—	—	—	—	(5,890)	—	—	—	(5,890)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(301)	(301)
Balance September 30, 2022	34,330	$343	$249,248	$(27,595)	$(21,457)	—	$—	$4,881	$205,420

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$9,701	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,609	7,373
Unrealized foreign currency loss	2,525	1,531
Fair value adjustment to earnout liabilities	—	500
Earnout payments	(1,007)	(587)
Gain on sale of property and equipment	(7)	(67)
Debt discount amortization	279	304
Share-based compensation expense	2,859	2,466
Bad debt expense	823	456
Inventory reserve expense	115	428
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(15,772)	(7,502)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,846)	(5,091)
Inventories	(4,620)	(2,172)
Prepaid expense and other current assets	(1,900)	3,448
Deferred charges and other assets	2,311	43
Accounts payable and accrued expenses	17,648	5,655
Billings in excess of costs and estimated earnings on uncompleted contracts	6,567	3,903
Income taxes payable	(51)	(23)
Other liabilities	(2,538)	(916)
Net cash provided by operating activities	19,696	10,232
Cash flows from investing activities:
Acquisitions of property and equipment	(2,367)	(1,740)
Net proceeds from sale of assets	7	533
Net cash paid for acquisitions	(44,900)	—
Net cash used in investing activities	(47,260)	(1,207)
Cash flows from financing activities:
Borrowings on revolving credit lines	73,600	32,100
Repayments on revolving credit lines	(35,900)	(36,900)
Borrowings on long-term debt	11,000	—
Repayments of long-term debt	(2,294)	(2,188)
Deferred financing fees paid	(130)	—
Payments on finance leases and financing liability	(444)	(411)
Earnout payments	—	(823)
Proceeds from employee stock purchase plan and exercise of stock options	169	239
Noncontrolling interest distributions	(1,201)	(107)
Common stock repurchase	(6,558)	(3,745)
Net cash provided by (used in) financing activities	38,242	(11,835)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,459)	(535)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,219	(3,345)
Cash, cash equivalents and restricted cash at beginning of period	31,995	37,811
Cash, cash equivalents and restricted cash at end of period	$36,214	$34,466
Cash paid (received) during the period for:
Interest	$3,239	$1,609
Income taxes	$3,566	$(2,678)

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and the results of operations, cash flows and shareholders’ equity for the three months and nine months ended September 30, 2022 and 2021. The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 14, 2022 (the “Form 10-K”).

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

COVID-19

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of September 30, 2022, the virus, including new emerging variants, continues to spread and has had a significant impact on worldwide economic activity, macroeconomic conditions, and the end markets of the Company's business.

The outbreak and a continued spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad. Although vaccines are available in various countries where the Company operates, it is possible the COVID-19 pandemic may continue to have a negative impact on the Company's ongoing operations and the end markets in which it serves. However, the full impact of the COVID-19 pandemic continues to evolve as of the date of this filing, and as such, it is uncertain as to the full magnitude or lasting impact that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Contract receivables	$70,580	$65,932
Trade receivables	23,384	12,537
Allowance for doubtful accounts	(4,005)	(3,478)
Total accounts receivable	$89,959	$74,991

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.4 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either accounts receivable, net or deferred charges and other assets within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Bad debt expense was approximately $0.4 million for the three months ended September 30, 2022 and 2021, and $0.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

4. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$18,125	$13,405
Work in process	6,925	5,147
Finished goods	2,508	674
Obsolescence allowance	(2,818)	(2,174)
Total inventories	$24,740	$17,052

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to zero and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets

Goodwill activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows:

(in thousands)	Nine months ended September 30, 2022		Year ended December 31, 2021
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Beginning balance	$161,183	$9,629	$161,820	$12,937
Acquisitions	24,383	—	—	—
Transfers to finite life classification	—	—	—	(3,150)
Foreign currency translation	(3,201)	(283)	(637)	(158)
Ending balance	$182,365	$9,346	$161,183	$9,629

Finite life intangible assets consisted of the following:

(in thousands)	September 30, 2022		December 31, 2021
Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$14,702	$14,457	$13,704
Customer lists	88,043	57,091	73,199	53,970
Tradename	11,322	3,455	9,728	2,745
Foreign currency adjustments	(3,620)	(1,141)	(2,149)	(1,025)
Total intangible assets – finite life	$110,202	$74,107	$95,235	$69,394

Finite life intangible asset activity for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
(in thousands)	2022	2021
Intangible assets – finite life, net at beginning of period	$25,841	$29,637
Amortization expense	(4,939)	(5,029)
Transfers from indefinite life classification	—	3,150
Acquisition	16,438	—
Foreign currency adjustments	(1,245)	(100)
Intangible assets – finite life, net at end of period	$36,095	$27,658

Amortization expense of finite life intangible assets was $2.0 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.9 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization over the next five years for finite life intangibles is expected to be $1.9 million for the remainder of 2022, $6.6 million in 2023, $5.9 million in 2024, $4.8 million in 2025, and $3.5 million in 2026.

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

As of September 30, 2022, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three month period ended September 30, 2022 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Trade accounts payable, including amounts due to subcontractors	$65,284	$56,242
Compensation and related benefits	8,745	6,065
Accrued warranty	3,921	3,074
Contract liabilities	5,367	4,405
Short-term lease liability	3,198	2,414
Other	13,839	11,881
Total accounts payable and accrued expenses	$100,354	$84,081

7. Senior Debt

Debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $550 through September 2023, and $825 through September 2025 and $1,100 thereafter with balance due upon maturity in September 2026

- Term loan	$41,859	$43,511
- Revolving credit loan	59,700	22,000
Total outstanding borrowing under the Credit Facility	101,559	65,511
Outstanding borrowing under the joint venture term debt	10,230	—
Unamortized debt discount	(1,452)	(1,731)
Total outstanding borrowings	110,337	63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$107,034	$61,577

Scheduled principal payments under the Credit Facility and joint venture term debt are $0.8 million remaining in 2022, $3.6 million in 2023, $4.9 million in 2024, $5.2 million in 2025, $93.5 million in 2026, and $3.9 million in 2027.

Credit Facility

As of September 30, 2022 and December 31, 2021, $19.4 million and $14.5 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $60.9 million and $45.9 million at September 30, 2022 and December 31, 2021, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either the highest of (a) the federal funds rate plus 0.5%, (b) the Agent’s prime lending rate, (c) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11448% plus 1.0%, or (d) 1.0%, plus a margin ranging from 1.75% to 2.75% depending on the Company’s Consolidated Leverage Ratio (“Base Rate”), or (d) a one/three/six-month Term SOFR Rate (as defined in the Credit Facility) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 2.75% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 5.44% and 2.54% at September 30, 2022 and December 31, 2021, respectively. Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s U.S. subsidiaries and such guaranty obligations are secured by a security interest on substantially all the assets of such subsidiaries, including certain real property. The Company’s obligations under the Credit Facility may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"), as further described in Note 14. As of September 30, 2022, $10.2 million was outstanding under the loan. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at September 30, 2022 was 6.60%. As of September 30, 2022, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $65.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of September 30, 2022, $21.5 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $0.6 million in bank guarantees were outstanding as of September 30, 2022. Additionally, a subsidiary of the Company in China recently entered into a renminbi ("RMB") denominated bank guarantee agreement secured primarily by local assets under which $0.7 million in bank guarantees were outstanding as of September 30, 2022. As of September 30, 2022, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

8. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
(in thousands)	2022	2021
Numerator (for basic and diluted earnings per share)
Net income (loss) attributable to CECO Environmental Corp.	$1,943	$(1,249)

Denominator
Basic weighted-average shares outstanding	34,456	35,472
Common stock equivalents arising from stock options and restricted stock awards	415	—
Diluted weighted-average shares outstanding	34,871	35,472

The computational components of basic and diluted earnings per share for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
(in thousands)	2022	2021
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$9,122	$224

Denominator
Basic weighted-average shares outstanding	34,791	35,463
Common stock equivalents arising from stock options and restricted stock awards	244	267
Diluted weighted-average shares outstanding	35,035	35,730

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended September 30, 2022 and 2021, 1.2 million and zero, respectively, and during the nine months ended September 30, 2022 and 2021, 1.7 million and 1.8 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. Through September 30, 2022, the Company has repurchased and retired approximately 981,000 shares of common stock at a cost of $6.5 million under the program.

On August 3, 2021, the Company's Board of Directors authorized a share repurchase program under which the Company could purchase up to $5.0 million of its outstanding shares of common stock through December 31, 2021. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. Through September 30, 2021, the Company repurchased approximately 520,000 shares of common stock at a cost of $3.7 million under the program. The authorization under this program has expired.

9. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.1 million and $0.9 million of share-based compensation related expense during the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $2.4 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company granted approximately 68,000 and 5,000 restricted stock units during the three months ended September 30, 2022 and 2021, respectively, and approximately 755,000 and 465,000 restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.

There were zero and 2,000 options exercised during the nine months ended September 30, 2022 and 2021, respectively. The Company received zero and $13,000 in cash from employees and a non-employee director exercising options during the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was zero and $3,000, respectively.

10. Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The Company presents the components of net periodic benefit cost (gain) within “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Pension plan:
Interest cost	$219	$194	$658	$582
Expected return on plan assets	(390)	(378)	(1,170)	(1,133)
Amortization of net actuarial loss	66	103	197	308
Net periodic benefit gain	$(105)	$(81)	$(315)	$(243)

The Company made no contributions to its defined benefit plan during the nine months ended September 30, 2022 and 2021. For the remainder of 2022, the Company does not expect to make any contributions to fund the pension plan. The unfunded liability of the plan of $5.3 million and $5.6 million as of September 30, 2022 and December 31, 2021, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2016 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2022 and December 31, 2021, the liability for uncertain tax positions totaled approximately $0.1 million, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of September 30, 2022 and December 31, 2021, the Company recorded deferred income taxes of approximately $0.8 million and $1.1 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $0.3 million for the three months ended September 30, 2022 and $3.3 million for the nine months ended September 30, 2022 compared with income tax expense of $0.1 million for the three months ended September 30, 2021 and $0.8 million for the nine months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was 12.7% compared with (5.6%) for the three months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 25.3% compared with 62.7% for the nine months ended September 30, 2021. The effective income tax rates for the three and nine months ended September 30, 2022 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

12. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at September 30, 2022 and December 31, 2021, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $111.8 million and $65.5 million at September 30, 2022 and December 31, 2021, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $35.2 million and $29.9 million, respectively, of which $24.2 million and $22.6 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2022 for cases involving asbestos-related claims were $5.9 million, of which, together with all legal fees other than corporate counsel expenses, $5.8 million has been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $43,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 259 cases pending against the Company as of September 30, 2022 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 223 cases that were pending as of December 31, 2021. During the nine months ended September 30, 2022, 108 new cases were filed against the Company, and the Company was dismissed from 51 cases and settled 21 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Other

The Company is also a party to routine contract and employment-related litigation matters, warranty claims and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. In accordance with ASC 450, “Contingencies,” and related guidance, the Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on its liquidity, financial position, results of operations, or cash flows.

14. Acquisitions and Joint Ventures

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of General Rubber LLC ("GRC") for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV (see Note 7). As additional consideration, the former owners of GRC were issued 10% of the equity interest in the EFM JV, resulting in the Company holding 63% of the equity in the joint venture. The fair value ascribed to the equity interest of the former owners of GRC was approximately $4.1 million. During the nine months ended September 30, 2022, the Company recorded an adjustment of $0.9 million to the fair value of the equity interest, as reflected in the Condensed Consolidated Statement of Shareholders' Equity. As of September 30, 2022, there were $13.7 million in current assets, $28.1 million in long-lived assets, and $30.5 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets.

GRC engineers and manufactures non-metallic expansion joints and flow control products including rubber expansion joints, ducting expansion joints, and industrial pinch and duck bill valves, serving the industrial water and wastewater markets. The acquisition diversifies and expands the EFM JV product offerings within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $137)	$4,963
Property and equipment	459
Goodwill	11,120
Intangible - finite life	8,380
Total assets acquired	24,922
Current liabilities assumed	(714)
Deferred income tax liability	(388)
Net assets acquired	$23,820

During the three and nine months ended September 30, 2022, GRC accounted for $3.9 million and $8.3 million in revenue, respectively, and $0.7 million and $1.5 million, respectively, of net income included in the Company’s results.

Compass Water Solutions, Inc.

On May 3, 2022, the Company acquired 100% of the equity interests of Compass Water Solutions, Inc. ("Compass") for $9.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $2.0 million in notes payable to the former owners over two years. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through April 30, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.4 million. As of September 30, 2022, the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $1.4 million.

Compass is a leading global supplier of membrane-based industrial water and wastewater treatment systems that help customers achieve regulatory compliance of water discharge at the lowest lifecycle cost. The acquisition diversifies and expands the Company's industrial water product offerings within our Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $334)	$4,796
Property and equipment	101
Goodwill	4,848
Intangible - finite life	4,900
Total assets acquired	14,645
Current liabilities assumed	(623)
Deferred income tax liability	(1,627)
Net assets acquired	$12,395

During the three and nine months ended September 30, 2022, Compass accounted for $1.5 million and $2.3 million in revenue, respectively, and $0.1 million and $0.2 million, respectively, of net loss included in the Company’s results.

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

Western Air Ducts is a leading European supplier of dust and fume extraction solutions, providing consultation, design, manufacturing, installation, and service. The acquisition diversifies and expands the Company's industrial air product offerings within the Industrial Process Solutions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $1,557)	$2,711
Property and equipment	188
Goodwill	7,344
Intangible - finite life	3,158
Total assets acquired	13,401
Current liabilities assumed	(1,127)
Deferred income tax liability	(824)
Net assets acquired	$11,450

During the three and nine months ended September 30, 2022, Western Air Ducts accounted for $0.7 million in revenue and $0.2 million of net loss included in the Company's results.

DS21 Co., Ltd.

On September 19, 2022, the Company acquired 100% of the equity interests of DS21 Co., Ltd. ("DS21") for $9.2 million, including 8.9 million in cash, which was financed with a draw on the Company’s revolving credit facility, and deferred cash consideration of $0.3 million payable in one year.

DS21 is a South Korean-based design and manufacturing firm specializing in innovative water and wastewater treatment solutions. The addition of DS21 advances the Company's leadership position in niche oily water and produced water treatment, demineralization water treatment and ultra-pure water supply applications within the Company's Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $1,453)	$5,099
Property and equipment	4,020
Goodwill	1,071
Other assets	169
Total assets acquired	10,359
Current liabilities assumed	(1,008)
Other liabilities	(113)
Net assets acquired	$9,238

The approximate fair values of the assets acquired and liabilities assumed related to the acquisitions are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances between the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if the GRC, Compass, Western Air Ducts, and DS21 acquisitions had occurred on January 1, 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$110,139	$86,945	$318,814	$256,072
Net income (loss) attributable to CECO Environmental Corp.	1,985	(319)	9,767	2,660
Earnings per share:
Basic	$0.06	$(0.01)	$0.28	$0.08
Diluted	$0.06	$(0.01)	$0.28	$0.07

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: The Engineered Systems segment serves the general industrial, power generation, refinery, water/wastewater, midstream oil & gas, and other energy transition markets. The Company is a key part of helping meet the global demand for environmental and equipment protection through our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation & filtration (gas & water), and dampers & expansion joints.

Industrial Process Solutions segment: The Industrial Process Solutions segment serves the broad industrial air pollution control, beverage can, fluid handling, electric vehicle production, food and beverage, semi-conductor, process filtration, pharmaceutical, petrochemical, wastewater treatment, wood manufacturing, desalination, and aquaculture markets. The

Company protects the air we collectively breathe, maintains clean and safe operations for employees, lowers energy consumption, minimizes waste for customers, and ensures they meet regulatory compliance standards for toxic emissions, fumes, volatile organic compounds and odors through our platforms including duct & installation, industrial air, and fluid handling.

The financial segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$65,630	$44,779	$189,938	$130,196
Industrial Process Solutions segment	42,784	35,200	116,287	100,355
Total net sales	$108,414	$79,979	$306,225	$230,551

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Income (loss) from operations
Engineered Systems segment	$8,991	$4,301	$24,467	$16,105
Industrial Process Solutions segment	5,226	2,669	14,847	10,932
Corporate and Other(1)	(11,444)	(7,566)	(25,591)	(22,434)
Total income (loss) from operations	$2,773	$(596)	$13,723	$4,603

(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Property and equipment additions
Engineered Systems segment	$96	$15	$128	$79
Industrial Process Solutions segment	330	241	743	603
Corporate and Other	508	487	1,496	1,058
Total property and equipment additions	$934	$743	$2,367	$1,740

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
Engineered Systems segment	$1,398	$1,061	$3,253	$3,198
Industrial Process Solutions segment	1,153	1,070	3,212	3,212
Corporate and Other	390	336	1,144	963
Total depreciation and amortization	$2,941	$2,467	$7,609	$7,373

(in thousands)	September 30, 2022	December 31, 2021
Identifiable assets
Engineered Systems segment	$320,261	$262,558
Industrial Process Solutions segment	149,311	141,975
Corporate and Other(2)	16,657	11,664
Total identifiable assets	$486,229	$416,197

(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	September 30, 2022	December 31, 2021
Goodwill
Engineered Systems segment	$115,282	$99,303
Industrial Process Solutions segment	67,083	61,880
Total goodwill	$182,365	$161,183

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended September 30, 2022
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$68,738	$(2,904)	$(204)	$—	$65,630
Industrial Process Solutions segment	44,079	(1,126)	—	(169)	42,784
Total net sales	$112,817	$(4,030)	$(204)	$(169)	$108,414

	Three months ended September 30, 2021
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$45,559	$(472)	$(308)	$—	$44,779
Industrial Process Solutions segment	35,525	(308)	—	(17)	35,200
Total net sales	$81,084	$(780)	$(308)	$(17)	$79,979

	Nine months ended September 30, 2022
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$201,092	$(10,693)	$(461)	$—	$189,938
Industrial Process Solutions segment	121,122	(4,468)	—	(367)	116,287
Total net sales	$322,214	$(15,161)	$(461)	$(367)	$306,225

	Nine months ended September 30, 2021
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$137,104	$(6,359)	$(549)	$—	$130,196
Industrial Process Solutions segment	109,703	(8,363)	—	(985)	100,355
Total net sales	$246,807	$(14,722)	$(549)	$(985)	$230,551

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three month and nine months ended September 30, 2022 and 2021 reflect the consolidated operations of the Company and its subsidiaries.

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

COVID-19 and Other Market Pressures

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic persists in geographic areas in which we have operations, suppliers, customers and employees, and has had a significant impact on worldwide economic activity, macroeconomic conditions, and the end markets of our business.

As a key supplier to critical infrastructure projects, CECO has worked to maintain ongoing operations. We continue to operate our business in compliance with applicable state and local laws and are observing recommended Centers for Disease Control and Prevention guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, work-from-home procedures and additional sanitization efforts. This allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our international operations. Some of our facilities and our suppliers have experienced temporary disruptions as a result of the COVID-19 pandemic, and we continue to work closely with our global supply chain to proactively support customers during this critical time. We cannot predict whether our facilities will experience more significant disruptions in the future or the impact on our customers, vendors, or suppliers.

Although vaccines are available in various countries where we operate, health concern risks remain and notwithstanding the Company's continued efforts, it is possible the COVID-19 pandemic could further impact our operations and the operations of our customers, vendors and suppliers, particularly in light of newly emerging variant strains of the virus becoming more dominant and the potential resumption of high levels of infection and hospitalization. We cannot predict whether any of our manufacturing facilities, other operations or suppliers will be disrupted by these events, or how long such disruptions would last. COVID-19 has had and may have further negative impacts on our operations, customers and supply chain despite the preventative and precautionary measures being taken.

The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. The senior management team continues to monitor and manage the Company’s ability to operate effectively as the result of the pandemic and other market pressures. In particular, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three month and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2022	2021	2022	2021
Net sales	$108.4	$80.0	$306.2	$230.6
Cost of sales	76.0	57.3	215.7	158.2
Gross profit	$32.4	$22.7	$90.5	$72.4
Percent of sales	29.9%	28.4%	29.6%	31.4%
Selling and administrative expenses	25.1	20.9	66.8	60.9
Percent of sales	23.2%	26.1%	21.8%	26.4%
Amortization and earnout expenses	2.0	1.8	4.9	5.8
Restructuring expenses	—	0.4	0.1	0.7
Acquisition and integration expenses	1.3	0.2	3.8	0.4
Executive transition expenses	1.2	—	1.2	—
Operating income	$2.8	$(0.6)	$13.7	$4.6
Operating margin	2.6%	(0.8)%	4.5%	2.0%

To compare operating performance between the three month and nine months ended September 30, 2022 and 2021, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, and (4) executive transition expense, including severance for its former Chief Financial Officer and Senior Vice President of Human Resources, as well as fees and expenses incurred in the search for, and hiring of, a new Chief Financial Officer.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2022	2021	2022	2021
Operating income as reported in accordance with GAAP	$2.8	$(0.6)	$13.7	$4.6
Operating margin in accordance with GAAP	2.6%	(0.8)%	4.5%	2.0%
Amortization and earnout expenses	2.0	1.8	4.9	5.8
Restructuring expenses	—	0.4	0.1	0.7
Acquisition and integration expenses	1.3	0.2	3.8	0.4
Executive transition expenses	1.2	—	1.2	—
Non-GAAP operating income	$7.3	$1.8	$23.7	$11.5
Non-GAAP operating margin	6.7%	2.3%	7.7%	5.0%

Net sales for the three months ended September 30, 2022 increased $28.4 million, or 35.5%, to $108.4 million compared with $80.0 million for the three months ended September 30, 2021. The increase is broad-based, led by increases of $8.9 million in our thermal acoustics technologies, $7.6 million across our entire industrial process solutions platforms, $4.6 million in our damper and expansion products, and $2.6 million in our separation and filtration technologies. Approximately 80%, or $22.4 million, of the increase in net sales is attributable to organic revenue growth, while $6.0 million is attributable to current year acquisitions.

Net sales for the nine months ended September 30, 2022 increased $75.6 million, or 32.8%, to $306.2 million compared with $230.6 million for the nine months ended September 30, 2021. The increase is broad-based, led by increases of $20.5 million in our thermal acoustics technologies, $16.0 million across our entire industrial process solutions platforms, $14.6 million in our emissions management technologies, $12.1 million in our damper and expansion products, and $8.2 million in our engineered cyclone systems. Approximately 85%, or $64.3 million, of the increase in net sales is attributable to organic revenue growth, while $11.3 million is attributable to current year acquisitions.

Gross profit increased $9.7 million, or 42.7%, to $32.4 million in the three months ended September 30, 2022 compared with $22.7 million in the three months ended September 30, 2021. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales increased 1.5% to 29.9% in the three months ended September 30, 2022 compared with 28.4% in the three months ended September 30, 2021 due to price increases and higher project margin mix executed during the three month period ended September 30, 2022, partially offset by inflation and supply chain challenges.

Gross profit increased $18.1 million, or 25.0%, to $90.5 million in the nine months ended September 30, 2022 compared with $72.4 million in the nine months ended September 30, 2021. The increase in gross profit is primarily attributable to the increase in sales volume as describe above. Gross profit as a percentage of sales decreased to 29.6% in the nine months ended September 30, 2022 compared with 31.4% in the nine months ended September 30, 2021 due to inflation, supply chain challenges, and lower project margin mix executed during the nine months ended September 30, 2022, partially offset by price increases. We continue to experience shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets recover. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, such as implementing price increases and applying material surcharges. We cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Orders booked increased $9.1 million, or 9.8%, to $101.7 million during the three months ended September 30, 2022 compared with $92.6 million in the three months ended September 30, 2021. The increase is primarily attributable to increases of $12.3 million in our separation and filtration technologies and $2.3 million in our damper and expansion products partially offset by a decrease of $4.4 million in our industrial air control technologies. For the $9.1 million increase in orders, $3.3 million is attributable to organic growth, while $5.8 million is attributable to current year acquisitions.

Orders booked increased $106.0 million, or 39.2%, to $376.2 million during the nine months ended September 30, 2022 compared with $270.2 million during the nine months ended September 30, 2021. The increase is primarily attributable to increases of $49.4 million in our separation and filtration technologies, $25.1 million in our thermal acoustics technologies and $23.5 million in industrial air control technologies. For the $106.0 million increase in orders, approximately 90%, or $94.3 million, is attributable to organic growth, while $11.7 million is attributable to current year acquisitions.

Selling and administrative expenses were $25.1 million for the three months ended September 30, 2022 compared with $20.9 million for the three months ended September 30, 2021. The increase is primarily attributable to acquisitions during 2022, as well as increased headcount in order to support expected revenue growth. Selling and administrative expenses as a percentage of sales was 23.2% in the three months ended September 30, 2022 compared with 26.1% in the three months ended September 30, 2021. The decrease in percentage is primarily attributable to gaining operating leverage on increased organic revenues.

Selling and administrative expenses were $66.8 million for the nine months ended September 30, 2022 compared with $60.9 million for the nine months ended September 30, 2021. The increase is primarily attributable to acquisitions during 2022, as well as increased headcount in order to support expected revenue growth. Selling and administrative expenses as a percentage of sales was 21.8% in the nine months ended September 30, 2022 compared with 26.4% in the nine months ended September 30, 2021. The decrease in percentage is primarily attributable to gaining operating leverage on increased organic revenues.

Amortization and earnout expense was $2.0 million for the three months ended September 30, 2022 compared with $1.8 million for the three months ended September 30, 2021. The increase in expense is attributable to a $0.3 million increase in definite lived asset amortization, partially offset by a decrease of $0.1 million in earnout expense.

Amortization and earnout expense was $4.9 million for the nine months ended September 30, 2022 compared with $5.8 million for the nine months ended September 30, 2021. The decrease in expense is attributable to a decrease of $0.8 million in earnout expense and $0.1 million decrease in definite lived asset amortization.

Operating income increased $3.4 million to $2.8 million for the three months ended September 30, 2022 compared with operating loss of $0.6 million for the three months ended September 30, 2021. Operating income increased $9.1 million to $13.7 million for the nine months ended September 30, 2022 compared with $4.6 million for the nine months ended September 30, 2021. The increase in operating income for the three and nine months ended September 30, 2022 is primarily attributable to increases in organic sales.

Non-GAAP operating income was $7.3 million for the three months ended September 30, 2022 compared with $1.8 million for the three months ended September 30, 2021. The increase of $5.5 million in non-GAAP operating income is primarily attributable to the increase in net organic sales. Non-GAAP operating income as a percentage of sales increased to 6.7% for the three months ended September 30, 2022 from 2.3% for the three months ended September 30, 2021.

Non-GAAP operating income was $23.7 million for the nine months ended September 30, 2022 compared with $11.5 million for the nine months ended September 30, 2021. The increase of $12.2 million in non-GAAP operating income is primarily attributable to the increase in net organic sales. Non-GAAP operating income as a percentage of sales increased to 7.7% for the nine months ended September 30, 2022 from 5.0% for the nine months ended September 30, 2021.

Interest expense increased to $1.6 million in the three months ended September 30, 2022 and $3.5 million for the nine months ended September 30, 2022 compared with interest expense of $0.7 million in the three months ended September 30, 2021 and $2.2 million for the nine months ended September 30, 2021. The increase in interest expense is primarily due to increased debt balances.

Income tax expense was $0.3 million for the three months ended September 30, 2022 and $3.3 million for the nine months ended September 30, 2022 compared with income tax expense of $0.1 million for the three months ended September 30, 2021 and $0.8 million for the nine months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was 12.7% compared with (5.6)% for the three months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 25.3% compared with 62.7% for the nine months ended September 30, 2021. The effective income tax rates for the three and nine months ended September 30, 2022 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$65,630	$44,779	$189,938	$130,196
Industrial Process Solutions segment	42,784	35,200	116,287	100,355
Total net sales	$108,414	$79,979	$306,225	$230,551

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Income (loss) from operations
Engineered Systems segment	$8,991	$4,301	$24,467	$16,105
Industrial Process Solutions segment	5,226	2,669	14,847	10,932
Corporate and Other(1)	(11,444)	(7,566)	(25,591)	(22,434)
Total income (loss) from operations	$2,773	$(596)	$13,723	$4,603

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $20.8 million to $65.6 million for the three months ended September 30, 2022 compared with $44.8 million for the three months ended September 30, 2021. The increase is broad-based, led by increases of $8.9 million in our thermal acoustics technologies, $4.6 million in our damper and expansion products, $2.6 million in our separation and filtration technologies, $1.7 million in our engineered cyclone systems, $1.5 million in our industrial water technologies and $1.5 million in our emissions management technologies. Approximately 75%, or $15.5 million, of the increase in net sales is attributable to organic revenue growth, while $5.3 million is attributable to current year acquisitions.

Our Engineered Systems segment net sales increased $59.7 million to $189.9 million for the nine months ended September 30, 2022 compared with $130.2 million for the nine months ended September 30, 2021. The increase is broad-based, led by increases of $20.5 million in our thermal acoustics technologies, $14.6 million in our emissions management technologies, $12.1 million in our damper and expansion products, and $8.2 million in our engineered cyclone systems. Approximately 80%, or $49.1 million, of the increase in net sales is attributable to organic revenue growth, while $10.6 million is attributable to current year acquisitions.

Operating income for the Engineered Systems segment increased $4.7 million to $9.0 million for the three months ended September 30, 2022 compared with $4.3 million for the three months ended September 30, 2021. The operating income increase is primarily attributable to higher gross profit related to increased sales of $20.8 million.

Operating income for the Engineered Systems segment increased $8.4 million to $24.5 million for the nine months ended September 30, 2022 compared with $16.1 million for the nine months ended September 30, 2021. The operating income increase is primarily attributable to higher gross profit related to increased sales of $59.7 million.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $7.6 million to $42.8 million for the three months ended September 30, 2022 compared with $35.2 million for the three months ended September 30, 2021. The increase is primarily attributable to increases across all products serving industrial air end markets. Approximately 90%, or $7.0 million, of the increase in net sales is attributable to organic revenue growth, while $0.7 million is attributable to current year acquisitions.

Our Industrial Process Solutions segment net sales increased $15.9 million to $116.3 million for the nine months ended September 30, 2022 compared with $100.4 million for the nine months ended September 30, 2021. The increase is primarily attributable to increases across all products serving industrial air end markets. Approximately 95%, or $15.2 million, of the increase in net sales is attributable to organic revenue growth, while $0.7 million is attributable to current year acquisitions.

Operating income for the Industrial Process Solutions segment increased $2.5 million to $5.2 million for the three months ended September 30, 2022 compared with $2.7 million for the three months ended September 30, 2021. The increase is primarily attributable to higher gross profit related to increased sales of $7.6 million, offset by a $1.3 million increase in selling and administrative expense.

Operating income for the Industrial Process Solutions segment increased $3.9 million to $14.8 million for the nine months ended September 30, 2022 compared with $10.9 million for the nine months ended September 30, 2021. The increase is primarily attributable to higher gross profit related to increased sales of $15.9 million, offset by a $2.8 million increase in selling and administrative expense.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $3.8 million to $11.4 million for the three months ended September 30, 2022 compared with $7.6 million for the three months ended September 30, 2021. The increase is primarily attributable to inflationary increases for wages and services, and executive transition expenses of $1.2 million.

Operating expense for the Corporate and Other segment increased $3.2 million to $25.6 million for the nine months ended September 30, 2022 compared with $22.4 million for the nine months ended September 30, 2021. The increase is primarily attributed to inflationary increases for wages and services and executive transition expenses of $1.2 million, partially offset by a $2.5 million favorable insurance settlement received in the first quarter of 2022.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $277.7 million as of September 30, 2022 from $213.9 million as of December 31, 2021. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At September 30, 2022, the Company had working capital of $82.9 million, compared with $72.3 million at December 31, 2021. The ratio of current assets to current liabilities was 1.59 to 1.00 on September 30, 2022, as compared with a ratio of 1.62 to 1.00 at December 31, 2021.

At September 30, 2022 and December 31, 2021, cash and cash equivalents totaled $35.2 million and $29.9 million, respectively. As of September 30, 2022 and December 31, 2021, $24.2 million and $22.6 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Outstanding borrowings under the Credit Facility (defined below).
Term loan payable in quarterly principal installments of $550 through September 2023, and $825 through September 2025 and $1,100 thereafter with balance due upon maturity in September 2026

- Term loan	$41,859	$43,511
- Revolving Credit Loan	59,700	22,000
Total outstanding borrowings under the Credit Facility	101,559	65,511
Outstanding borrowings under the joint venture term debt	10,230	—
Unamortized debt discount	(1,452)	(1,731)
Total outstanding borrowings	$110,337	$63,780
Less: current portion	(3,303)	(2,203)
Total debt, less current portion	$107,034	$61,577

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2022 and December 31, 2021, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	September 30, 2022	December 31, 2021
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(59.7)	(22.0)
Letters of credit open	(19.4)	(14.5)
Total unused credit availability	$60.9	$103.5
Amount available based on borrowing limitations	$60.9	$45.9

Overview of Cash Flows and Liquidity

	For the nine months ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$19,696	$10,232
Net cash used in investing activities	(47,260)	(1,207)
Net cash provided by (used in) financing activities	38,242	(11,835)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,459)	(535)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,219	$(3,345)

Operating Activities

For the nine months ended September 30, 2022, $19.7 million of cash was provided by operating activities compared with $10.2 million provided by operations in the prior year period, a $9.5 million increase. Cash flow from operating activities in the first nine months of 2022 had a favorable impact year-over-year primarily due to an increase in net income and certain improvements in net working capital.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $47.3 million compared with $1.2 million used in investing activities in the prior year period. For the nine months ended September 30, 2022, the $47.3 million cash used in investing activities was the result of $44.9 million cash used for the acquisitions as described in Note 14, and $2.4 million for the acquisition of property and equipment. In the prior year period, cash flow of $1.2 million used in investing activities was the result of $1.7 million used for the acquisition of property and equipment, offset by proceeds from the disposal of assets held for sale of $0.5 million.

Financing Activities

For the nine months ended September 30, 2022, $38.2 million was provided by financing activities compared with $11.8 million used in financing activities in the prior year period, an increase of $50.0 million. For the nine months ended September 30, 2022, the Company used $6.6 million to repurchase common stock, $1.2 million in non-controlling interest distributions, and received $0.2 million from proceeds from purchases under the employee stock purchase plan and the exercise of stock options. Additionally, for the nine months ended September 30, 2022, the Company used $37.7 million for net borrowings on the Company’s revolving credit lines, primarily used to finance current year acquisitions, and $2.3 million in repayment on long-term debt. In the prior year period, the Company used $4.8 million for repayments on the Company's revolving credit line, and $2.2 million in repayments on long-term debt.

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

Management believes there have been no changes during the nine months ended September 30, 2022 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and include, but are not limited to:

•
the sensitivity of our business to economic, political and financial market conditions generally and economic conditions in our service areas;
•
dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•
the effect of growth on our infrastructure, resources, and existing sales;
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
•
the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges and rising energy costs;
•
inflationary pressures relating to rising raw material costs and the cost of labor;
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
•
our ability to identify appropriate targets for acquisition to support our growth strategy and to consummate any such acquisitions on acceptable terms;

•
our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions, as well as the potential for unknown or inestimable liabilities relating to the acquired businesses; and
•
the unpredictability and severity of catastrophic events, including cyber security threats, acts of terrorism or outbreak of war or hostilities or public health crises, such as uncertainties regarding the extent and duration of impacts of matters associated with COVID-19, as well as management’s response to any of the aforementioned factors.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at September 30, 2022 was $111.9 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2022. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2022 is $0.6 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022. Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the three months ended September 30, 2022:

(in thousands, except share data)	Issuer's Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	79,900	$6.60	79,900	$15,146
August 1, 2022 - August 31, 2022	92,000	9.44	92,000	14,277
September 1, 2022 - September 30, 2022	84,000	9.43	84,000	13,485
Total	255,900	$8.55	255,900

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 8. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1^	Separation Agreement, dated as of September 30, 2022, by and between CECO Environmental Corp. and Matthew Eckl

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 7, 2022