Form 10-Q
period 2023-03-31
CECO ENVIRONMENTAL CORP
filed 2023-05-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,590,733 shares of common stock, par value $0.01 per share, as of May 1, 2023.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2023

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	(unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$41,233	$45,522
Restricted cash	971	1,063
Accounts receivable, net	109,889	83,086
Costs and estimated earnings in excess of billings on uncompleted contracts	79,817	71,016
Inventories, net	30,298	26,526
Prepaid expenses and other current assets	11,995	12,174
Prepaid income taxes	1,249	1,271
Total current assets	275,452	240,658
Property, plant and equipment, net	23,879	20,828
Right-of-use assets from operating leases	11,719	11,373
Goodwill	207,788	183,197
Intangible assets – finite life, net	35,414	35,251
Intangible assets – indefinite life	9,536	9,508
Deferred income taxes	821	829
Deferred charges and other assets	2,959	3,077
Total assets	$567,568	$504,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$3,854	$3,579
Accounts payable and accrued expenses	111,586	107,198
Billings in excess of costs and estimated earnings on uncompleted contracts	51,923	32,716
Notes payable	1,000	—
Income taxes payable	3,190	3,207
Total current liabilities	171,553	146,700
Other liabilities	15,186	15,129
Debt, less current portion	141,415	107,625
Deferred income tax liability, net	8,711	8,666
Operating lease liabilities	8,521	8,453
Total liabilities	345,386	286,573
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,556,620 and 34,381,668 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	346	344
Capital in excess of par value	250,971	250,174
Accumulated loss	(17,320)	(19,298)
Accumulated other comprehensive loss	(17,230)	(17,996)
Total CECO shareholders' equity	216,767	213,224
Noncontrolling interest	5,415	4,924
Total shareholders' equity	222,182	218,148
Total liabilities and shareholders' equity	$567,568	$504,721

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$112,563	$92,436
Cost of sales	77,670	66,008
Gross profit	34,893	26,428
Selling and administrative expenses	27,193	18,652
Amortization and earnout expenses	1,747	1,452
Acquisition and integration expenses	492	1,049
Restructuring expenses	—	73
Income from operations	5,461	5,202
Other income (expense), net	(574)	(458)
Interest expense	(2,408)	(822)
Income before income taxes	2,479	3,922
Income tax expense	10	1,112
Net income	2,469	2,810
Noncontrolling interest	(491)	(18)
Net income attributable to CECO Environmental Corp.	$1,978	$2,792
Earnings per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Weighted average number of common shares outstanding:
Basic	34,441,905	35,051,034
Diluted	35,198,668	35,199,201

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$2,469	$2,810
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	766	(531)
Comprehensive income	$3,235	$2,279

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the three months ended March 31, 2023	—	—	—	1,978	—	491	2,469
Exercise of stock options	52	1	611	—	—	—	612
Restricted stock units issued	123	1	(622)	—	—	—	(621)
Share based compensation earned	—	—	808	—	—	—	808
Translation gain	—	—	—	—	766	—	766
Balance March 31, 2023	34,557	$346	$250,971	$(17,320)	$(17,230)	$5,415	$222,182

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	$1,403	$205,957
Net income for the three months ended March 31, 2022	—	—	—	2,792	—	18	2,810
Restricted stock units issued	34	—	(67)	—	—	—	(67)
Share based compensation earned	14	—	953	—	—	—	953
Translation loss	—	—	—	—	(531)	—	(531)
Noncontrolling interest distributions	—	—	—	—	—	(900)	(900)
Fair value of noncontrolling interest equity issued (see Note 14)	—	—	—	—	—	5,000	5,000
Balance March 31, 2022	35,076	$350	$253,875	$(33,923)	$(12,601)	$5,521	$213,222

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$2,469	$2,810
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,885	2,288
Unrealized foreign currency (gain) loss	(92)	263
Gain on sale of property and equipment	(17)	(7)
Debt discount amortization	91	93
Share-based compensation expense	806	877
Bad debt expense	83	45
Inventory reserve expense	175	213
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,786)	(18,964)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,418)	1,515
Inventories	(2,191)	(3,316)
Prepaid expense and other current assets	572	(878)
Deferred charges and other assets	(325)	996
Accounts payable and accrued expenses	(1,056)	7,452
Billings in excess of costs and estimated earnings on uncompleted contracts	16,838	7,615
Income taxes payable	(17)	137
Other liabilities	(1,038)	(1,341)
Net cash used in operating activities	(12,021)	(202)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,513)	(665)
Net proceeds from sale of assets	—	7
Net cash paid for acquisitions	(24,142)	(19,583)
Net cash used in investing activities	(26,655)	(20,241)
Cash flows from financing activities:
Borrowings on revolving credit lines	54,800	17,800
Repayments on revolving credit lines	(20,000)	(7,200)
Borrowing on long-term debt	—	11,000
Repayments of long-term debt	(826)	(643)
Deferred financing fees paid	—	(130)
Payments on finance leases and financing liability	(225)	(145)
Proceeds from employee stock purchase plan and exercise of stock options	610	77
Noncontrolling interest distributions	—	(900)
Net cash provided by financing activities	34,359	19,859
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(1,111)
Net decrease in cash, cash equivalents and restricted cash	(4,381)	(1,695)
Cash, cash equivalents and restricted cash at beginning of period	46,585	31,995
Cash, cash equivalents and restricted cash at end of period	$42,204	$30,300
Cash paid during the period for:
Interest	$2,338	$812
Income taxes	$1,290	$390

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and the results of operations, cash flows and shareholders’ equity for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 6, 2023 (the “Form 10-K”).

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

2. New Financial Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2023

On January 1, 2023, the beginning of the Company's fiscal year, the Company adopted Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. The adoption of ASU 2021-08 did not have a material impact on the Company's financial statements.

Accounting Standards to be Adopted

None.

3. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$114,044	$87,306
Allowance for doubtful accounts	(4,155)	(4,220)
Total accounts receivable, net	$109,889	$83,086

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.5 million and $1.6 million at March 31, 2023 and December 31, 2022, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses was $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively.

4. Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$21,661	$19,774
Work in process	9,091	7,183
Finished goods	2,466	2,436
Obsolescence allowance	(2,920)	(2,867)
Total inventories	$30,298	$26,526

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million for each of the three months ended March 31, 2023 and 2022.

5. Goodwill and Intangible Assets

Goodwill activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

(in thousands)	Three months ended March 31, 2023		Year ended December 31, 2022
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$183,197	$9,508	$161,183	$9,629
Acquisitions	24,380	—	23,312	—
Foreign currency translation	211	28	(1,298)	(121)
Balance at end of period	$207,788	$9,536	$183,197	$9,508

Finite life intangible assets consisted of the following:

	March 31, 2023		December 31, 2022
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$14,457	$13,799	$14,457	$13,729
Customer lists	87,151	58,877	85,719	57,540
Tradename	11,934	4,051	11,604	3,768
Foreign currency adjustments	(1,607)	(206)	(1,864)	(372)
Total intangible assets – finite life	$111,935	$76,521	$109,916	$74,665

Finite life intangible asset activity for the three months ended March 31, 2023 and 2022 was as follows:

(in thousands)	2023	2022
Intangible assets – finite life, net at beginning of period	$35,251	$25,841
Amortization expense	(1,690)	(1,431)
Acquisitions	1,778	—
Foreign currency adjustments	75	(129)
Intangible assets – finite life, net at end of period	$35,414	$24,281

Amortization expense of finite life intangible assets was $1.7 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Amortization over the next five years for finite life intangibles is expected to be $5.2 million for the remainder of 2023, $6.3 million in 2024, $5.2 million in 2025, $3.8 million in 2026, and $3.6 million in 2027.

The Company completes its goodwill and indefinite life intangible asset impairment assessment annually in the fourth quarter, or more often if circumstances require. As a part of its impairment assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, defined as a likelihood of more than 50 percent, that the fair value of a reporting unit or indefinite life intangible asset is less than its carrying amount. If there is a qualitative determination that the fair value is more likely than not greater than the carrying value, the Company does not quantitatively test for impairment. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated. If the estimated fair value is less than carrying value, an impairment charge is recorded.

As of March 31, 2023, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three month period ended March 31, 2023 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Trade accounts payable, including amounts due to subcontractors	$78,018	$73,407
Compensation and related benefits	8,185	9,577
Accrued warranty	3,612	3,691
Contract liability	4,215	4,516
Short-term operating lease liability	3,509	3,228
Other	14,047	12,779
Total accounts payable and accrued expenses	$111,586	$107,198

7. Senior Debt

Debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Outstanding borrowings under the Credit Facility (as defined below)
   Term loan payable in quarterly principal installments of $550 through September 2023,
   $825 through September 2025 and $1,100 thereafter with balance due upon maturity in
   December 2026.

Term loan	$40,758	$41,309
Revolving credit facility	96,100	61,300
Total outstanding borrowings under the Credit Facility	136,858	102,609
Outstanding borrowings under the joint venture term debt	9,680	10,083
Unamortized debt discount	(1,269)	(1,488)
Total outstanding borrowings	145,269	111,204
Less: current portion	(3,854)	(3,579)
Total debt, less current portion	$141,415	$107,625

Scheduled principal payments under the Credit Facility and joint venture term debt are $3.0 million remaining in 2023, $4.9 million in 2024, $5.2 million in 2025, $129.5 million in 2026, and $3.9 million in 2027.

Credit Facility

As of March 31, 2023 and December 31, 2022, $16.5 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $22.5 million and $59.8 million at March 31, 2023 and December 31, 2022, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.33% and 6.75% at March 31, 2023 and December 31, 2022, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). Through September 30, 2023, the maximum Consolidated Net Leverage Ratio is 3.75, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

The Company has granted a security interest in substantially all of its assets to secure its obligations pursuant to the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and such guaranty obligations are secured by a security interest on substantially all the assets of such subsidiaries, including certain real property. The Company’s obligations under the Credit Facility may also be guaranteed by the Company’s material foreign subsidiaries to the extent no adverse tax consequences would result to the Company.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"). As of March 31, 2023 and December 31, 2022, $9.7 million and $10.1 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at March 31, 2023 and December 31, 2022 was 8.40% and 6.60%, respectively. As of March 31, 2023 and December 31, 2022, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of March 31, 2023 and December 31, 2022, $33.2 million and $30.4 million in bank guarantees were outstanding, respectively. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $0.6 million in bank guarantees were outstanding as of March 31, 2023 and December 31, 2022.

8. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
(in thousands) Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,978	$2,792

Denominator
Basic weighted-average shares outstanding	34,442	35,051
Common stock equivalents arising from stock options and restricted stock awards	757	148
Diluted weighted-average shares outstanding	35,199	35,199

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended March 31, 2023 and 2022, zero and 2.1 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the three months ended March 31, 2023, the Company repurchased zero shares under the program.

9. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $0.8 million and $0.9 million of share-based compensation related expense during the three months ended March 31, 2023 and 2022, respectively.

The Company granted approximately 340,000 and 600,000 restricted stock units during the three months ended March 31, 2023 and 2022, respectively.

There were 0.1 million and zero options exercised during the three months ended March 31, 2023 and 2022, respectively. The Company received $0.6 million and zero in cash from employees and directors exercising options during the three months ended March 31, 2023 and 2022, respectively. The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.2 million and zero, respectively.

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

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended March 31,
(in thousands)	2023	2022
Interest cost	$318	$219
Expected return on plan assets	(285)	(390)
Amortization of net actuarial loss	74	66
Net periodic benefit cost (gain)	$107	$(105)

The Company made no contributions to its defined benefit plan during the three months ended March 31, 2023 and 2022. For the remainder of 2023, the Company does not expect to make any contributions to fund the pension plan. The unfunded liability of the plan of $5.6 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2017 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2023 and December 31, 2022, the liability for uncertain tax positions totaled approximately $0.2 million and $0.1 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of March 31, 2023 and December 31, 2022, the Company recorded deferred income taxes of approximately $0.8 million and $1.3 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was zero and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate for the three months ended March 31, 2023 was 0.4% compared with 28.3% for the three months ended March 31, 2022. The effective income tax rates for the three months ended March 31, 2023 and 2022 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

12. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, foreign debt and accounts payable, which approximate fair value at March 31, 2023 and December 31, 2022, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $146.5 million and $112.7 million at March 31, 2023 and December 31, 2022, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $41.2 million and $45.5 million, respectively, of which $23.9 million and $31.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, China, and Canada.

13. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2023 for cases involving asbestos-related claims were $6.2 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $40,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 268 cases pending against the Company as of March 31, 2023 with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases, as compared with 247 cases that were pending as of December 31, 2022. During the three months ended March 31, 2023, 46 new cases were filed against the Company, and the Company was dismissed from 21 cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

14. Acquisitions and Joint Ventures

Malvar Engineering Limited

On January 10, 2023, the Company acquired 100% of the equity interests of Malvar Engineering Limited, including its subsidiaries Arkanum Management Limited and Wakefield Acoustics Limited (collectively, "Wakefield"), for $4.1 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $0.4 million of deferred cash consideration. As additional consideration, the former owners are entitled to earn-out payments based upon specified financial results through July 31, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. As of March 31, 2023, the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $0.6 million. Wakefield is a producer of industrial engineered noise control solutions, including custom acoustical gen-set packages, ambient air baffles, acoustical louvres, and skid enclosures, primarily serving server farms for data centers, standby and emergency power generation, oil and gas, petrochemical, commercial construction, infrastructure, and general manufacturing industries. This acquisition advances the Company's position within the industrial silencing and noise attenuation market by adding a range of solutions and access to new geographic markets within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets	$3,240
Property and equipment	635
Intangible - finite life	1,778
Goodwill	4,779
Total assets acquired	10,432
Current liabilities assumed	(4,860)
Deferred income tax liability	(444)
Net assets acquired	$5,128

The Company acquired customer lists and tradename intangible assets valued at $1.5 million and $0.3 million, respectively. These assets were determined to have useful lives of 10 years.

During the three months ended March 31, 2023, Wakefield accounted for $2.5 million in revenue and $0.1 million of net income included in the Company’s results.

Transcend Solutions

On March 31, 2023, the Company acquired 100% of the equity interests of Transcend Solutions, LLC ("Transcend") for $22.4 million, including $20.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, $2.4 million of deferred cash consideration, consisting of $0.4 million of holdback payable within one year and $2.0 million of notes payable due in equal installments over two years. Transcend is a process filtration solution design and manufacturing company with applications in hydrocarbon and chemical processing. This acquisition improves the Company's short-cycle and long-cycle mix and expands the Company's reach into midstream oil and gas, liquified natural gas, hydrocarbon processing, and chemical processing applications within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $52)	$2,614
Property and equipment	1,153
Goodwill	19,601
Other assets	231
Total assets acquired	23,599
Current liabilities assumed	(1,203)
Net assets acquired	$22,396

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of General Rubber LLC ("GRC") for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV. As additional consideration, the former owners of GRC were issued 10% of the equity interest in the EFM JV, resulting in the Company holding 63% of the equity in the joint venture. The fair value ascribed to the equity interest of the former owners of GRC was approximately $4.1 million. As of March 31, 2023, there were $15.2 million in current assets, $27.4 million in long-lived assets, and $30.1 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, the EFM JV accounted for $9.4 million in revenue included in the Company's results.

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

Compass Water Solutions, Inc.

On May 3, 2022, the Company acquired 100% of the equity interests of Compass Water Solutions, Inc. ("Compass") for $9.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $2.0 million in notes payable to the former owners over two years. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through April 30, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.4 million. As of March 31, 2023, the earnout liability recorded in “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets is $1.2 million.

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

The Company has finalized the valuation of assets acquired and liabilities assumed related to the acquisition of GRC. The approximate fair values of the assets acquired and liabilities assumed related to the remaining acquisitions are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances between the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$116,116	$103,015
Net income attributable to CECO Environmental Corp.	$2,021	$2,662
Earnings per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: The Engineered Systems segment serves the power generation, hydrocarbon processing, water/wastewater treatment, oily water separation and treatment, marine and naval vessels, and midstream oil & gas sectors. We are a key part of helping meet the global demand for environmental and equipment protection solutions with our highly engineered platforms including emissions control, fluid bed cyclones, thermal acoustics, separation & filtration, and dampers & expansion joints.

Industrial Process Solutions segment: The Industrial Process Solutions segment serves the broad industrial sector with solutions for air pollution and contamination control, fluid handling, and process filtration in applications such as aluminum beverage can production, automobile production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum mill processing, wood manufacturing, desalination, and aquaculture markets. For Industrial Air applications, we assist companies maintain clean and safe operations for employees, reduce energy consumption, minimize waste for customers, and meet regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through our platforms including duct fabrication & installation, industrial air, and fluid handling.

The financial segment information is as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$74,454	$56,975
Industrial Process Solutions segment	38,109	35,461
Total net sales	$112,563	$92,436

	Three months ended March 31,
(in thousands)	2023	2022
Income from operations
Engineered Systems segment	$9,805	$6,470
Industrial Process Solutions segment	5,546	4,139
Corporate and Other(1)	(9,890)	(5,407)
Total income from operations	$5,461	$5,202
(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(in thousands)	2023	2022
Property and equipment additions
Engineered Systems segment	$244	$5
Industrial Process Solutions segment	1,399	73
Corporate and Other	870	587
Total property and equipment additions	$2,513	$665

	Three months ended March 31,
(in thousands)	2023	2022
Depreciation and amortization
Engineered Systems segment	$1,212	$895
Industrial Process Solutions segment	1,158	1,050
Corporate and Other	515	343
Total depreciation and amortization	$2,885	$2,288

(in thousands)	March 31, 2023	December 31, 2022
Identifiable assets
Engineered Systems segment	$394,204	$332,820
Industrial Process Solutions segment	153,647	150,458
Corporate and Other(2)	19,717	21,443
Total identifiable assets	$567,568	$504,721
(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	March 31, 2023	December 31, 2022
Goodwill
Engineered Systems segment	$139,159	$114,746
Industrial Process Solutions segment	68,629	68,451
Total goodwill	$207,788	$183,197

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended March 31, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$76,089	$(1,538)	$(97)	$—	$74,454
Industrial Process Solutions segment	39,042	(835)	—	(98)	38,109
Total net sales	$115,131	$(2,373)	$(97)	$(98)	$112,563

	Three months ended March 31, 2022
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$61,600	$(4,558)	$(67)	$—	$56,975
Industrial Process Solutions segment	37,142	(1,625)	—	(56)	35,461
Total net sales	$98,742	$(6,183)	$(67)	$(56)	$92,436

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (“CECO,” “we,” “us,” or the “Company”) is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally providing innovative technology and application expertise. CECO helps companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. CECO solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. In particular, we are currently experiencing challenges in obtaining certain raw materials and labor on a timely basis at a reasonable cost. We expect these supply chain challenges and cost impacts to continue for the foreseeable future. Although we have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

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

The Company has provided the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include transactions associated with the Company’s acquisitions and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and income associated with acquisitions. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the financial impact of these transactions as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
(in millions, except ratios)	2023	2022
Net sales	$112.6	$92.4
Cost of sales	77.7	66.0
Gross profit	$34.9	$26.4
Percent of sales	31.0%	28.6%
Selling and administrative expenses	27.2	18.6
Percent of sales	24.2%	20.1%
Amortization and earnout expenses	1.7	1.5
Acquisition and integration expenses	0.5	1.0
Restructuring expenses	—	0.1
Operating income	$5.5	$5.2
Operating margin	4.9%	5.6%

To compare operating performance between the three months ended March 31, 2023 and 2022, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, and (3) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(in millions, except ratios)	2023	2022
Operating income as reported in accordance with GAAP	$5.5	$5.2
Operating margin in accordance with GAAP	4.9%	5.6%
Amortization and earnout expenses	1.7	1.5
Acquisition and integration expenses	0.5	1.0
Restructuring expenses	—	0.1
Non-GAAP operating income	$7.7	$7.8
Non-GAAP operating margin	6.8%	8.4%

Orders booked decreased $14.8 million, or 9.2%, to $146.1 million during the three months ended March 31, 2023 compared with a record $160.9 million in the three months ended March 31, 2022. The decrease is primarily attributable to a decrease of $31.7 million in our emissions management technologies, partially offset by increases of $18.2 million in our engineered cyclone systems. Of the $146.1 million orders during the three months ended March 31, 2023, $23.4 million is attributable to prior and current year acquisitions.

Net sales for the three months ended March 31, 2023 increased $20.2 million, or 21.9%, to $112.6 million compared with $92.4 million for the three months ended March 31, 2022. The increase is led by increases of $12.6 million in our separation, filtration, and industrial water technologies and $8.0 million in our thermal acoustics technologies. Approximately 40%, or $8.3 million, of the increase in net sales is attributable to organic revenue growth, while $11.9 million is attributable to prior and current year acquisitions.

Gross profit increased $8.5 million, or 32.2%, to $34.9 million in the three months ended March 31, 2023 compared with $26.4 million in the three months ended March 31, 2022. The increase in gross profit is primarily attributable to the increase in sales volume as described above, higher project margin mix and acquisitions of businesses with favorable margins. Gross profit as a percentage of sales increased to 31.0% in the three months ended March 31, 2023 compared with 28.6% in the three months ended March 31, 2022.

Selling and administrative expenses were $27.2 million for the three months ended March 31, 2023 compared with $18.6 million for the three months ended March 31, 2022. The increase is primarily attributable to acquisitions during the prior and current year, a $2.5 million favorable insurance settlement in the prior year, and increased headcount in order to support our revenue growth and global footprint.

Amortization and earnout expense was $1.7 million for the three months ended March 31, 2023 compared with $1.5 million for the three months ended March 31, 2022. The increase in expense is attributable to a $0.2 million increase in definite lived asset amortization due to increased intangible assets attributable to current and prior year acquisitions.

Operating income increased $0.3 million to $5.5 million for the three months ended March 31, 2023 compared with operating income of $5.2 million for the three months ended March 31, 2022. The increase in operating income is primarily attributable to increases in net sales.

Non-GAAP operating income was $7.7 million for the three months ended March 31, 2023 compared with $7.8 million for the three months ended March 31, 2022. Non-GAAP operating income as a percentage of sales decreased to 6.8% for the three months ended March 31, 2023 from 8.4% for the three months ended March 31, 2022.

Interest expense increased to $2.4 million in the three months ended March 31, 2023 compared with interest expense of $0.8 million for the three months ended March 31, 2022. The increase in interest expense is primarily due to increased debt balances and rising interest rates.

Income tax expense was zero for the three months ended March 31, 2023 compared with income tax expense of $1.1 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was 0.4% compared with 28.3% for the three months ended March 31, 2022. The effective income tax rates for the three months ended March 31, 2023 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
(in thousands)	2023	2022
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$74,454	$56,975
Industrial Process Solutions segment	38,109	35,461
Total net sales	$112,563	$92,436

	Three months ended March 31,
(in thousands)	2023	2022
Income from Operations
Engineered Systems segment	$9,805	$6,470
Industrial Process Solutions segment	5,546	4,139
Corporate and Other(1)	(9,890)	(5,407)
Total income from operations	$5,461	$5,202

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $17.5 million to $74.5 million for the three months ended March 31, 2023 compared with $57.0 million for the three months ended March 31, 2022. The increase is led by increases of $12.6 million in separation, filtration, and industrial water technologies and $8.0 million in our thermal acoustics technologies. Approximately 40%, or $6.6 million, of the increase in net sales is attributable to organic revenue growth, while $10.9 million is attributable to prior and current year acquisitions.

Operating income for the Engineered Systems segment increased $3.3 million to $9.8 million for the three months ended March 31, 2023 compared with $6.5 million for the three months ended March 31, 2022. The operating income increase is primarily attributable to higher gross profit related to increased sales of $17.5 million, partially offset by an increase of $4.2 million in selling and administrative expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $2.6 million to $38.1 million for the three months ended March 31, 2023 compared with $35.5 million for the three months ended March 31, 2022. The increase is primarily attributable to increases across all products serving industrial air end markets. Approximately 60%, or $1.6 million, of the increase in net sales is attributable to organic revenue growth, while $1.0 million is attributable to prior year acquisitions.

Operating income for the Industrial Process Solutions segment increased $1.4 million to $5.5 million for the three months ended March 31, 2023 compared with $4.1 million for the three months ended March 31, 2022. The increase is primarily attributable to higher gross profit related to increased sales of $2.6 million, offset by an increase of $0.7 million in selling and administrative expense.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $4.5 million to $9.9 million for the three months ended March 31, 2023 compared with $5.4 million for the three months ended March 31, 2022. The increase is primarily attributable to investments made to support growth, inflationary increases for wages and services, and a favorable insurance settlement of $2.5 million in the prior year period.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $356.1 million as of March 31, 2023, inclusive of $10.8 million from current year acquisitions, from $311.7 million as of December 31, 2022. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At March 31, 2023, the Company had working capital of $103.9 million, compared with $94.0 million at December 31, 2022. The ratio of current assets to current liabilities was 1.61 to 1.00 on March 31, 2023, as compared with a ratio of 1.64 to 1.00 on December 31, 2022.

At March 31, 2023 and December 31, 2022, cash and cash equivalents totaled $41.2 million and $45.5 million, respectively. As of March 31, 2023 and December 31, 2022, $23.9 million and $31.7 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Outstanding borrowings under the Credit Facility (as defined below)
   Term loan payable in quarterly principal installments of $550 through September 2023,
   $825 through September 2025 and $1,100 thereafter with balance due upon maturity in
   December 2026.

Term loan	$40,758	$41,309
Revolving credit facility	96,100	61,300
Total outstanding borrowings under the Credit Facility	136,858	102,609
Outstanding borrowings under the joint venture term debt	9,680	10,083
Unamortized debt discount	(1,269)	(1,488)
Total outstanding borrowings	145,269	111,204
Less: current portion	(3,854)	(3,579)
Total debt, less current portion	$141,415	$107,625

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of March 31, 2023 and December 31, 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 7 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	March 31, 2023	December 31, 2022
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(96.1)	(61.3)
Letters of credit open	(16.5)	(18.9)
Total unused credit availability	$27.4	$59.8
Amount available based on borrowing limitations	$22.5	$59.8

Overview of Cash Flows and Liquidity

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(12,021)	$(202)
Net cash used in investing activities	(26,655)	(20,241)
Net cash provided by financing activities	34,359	19,859
Effect of exchange rate changes on cash and cash equivalents	(64)	(1,111)
Net decrease in cash	$(4,381)	$(1,695)

Operating Activities

For the three months ended March 31, 2023, $12.0 million of cash was used in operating activities compared with $0.2 million used in operations in the prior year period, representing a $11.8 million additional use of cash. Cash flow from operating activities in the first three months of 2023 had an unfavorable impact year-over-year primarily due to timing of receipt of outstanding receivables and payments to suppliers, as well as the decrease in net income compared to the prior year period.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $26.7 million compared with $20.2 million used in investing activities in the prior year period. For the three months ended March 31, 2023, the $26.7 million cash used in investing activities was the result of $24.1 million cash used for acquisitions as described in Note 14 to the unaudited condensed consolidated financial statements, and $2.5 million for the acquisition of property and equipment. In the prior year period, the $20.2 million cash used in investing activities was the result of $19.6 million used for acquisitions as described in Note 14 and $0.7 million for the acquisition of property and equipment.

Financing Activities

For the three months ended March 31, 2023, $34.4 million was provided by financing activities compared with $19.9 million provided by financing activities in the prior year period, for an increase of $14.5 million. For the three months ended March 31, 2023, the Company used $34.8 million for net borrowings on the Company’s revolving credit lines, primarily used to finance current year acquisitions, and $0.8 million in repayment on long-term debt. The Company also received $0.6 million of proceeds from the exercise of stock options. In the prior year period, the Company used $10.6 million for net borrowings on the Company’s revolving credit lines and $10.4 million for net borrowings on long-term debt, primarily used to finance acquisitions, as well as $0.9 million on distributions to the noncontrolling interest.

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

Management believes there have been no changes during the three months ended March 31, 2023 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I – Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and include, but are not limited to:

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
•
the impact of adverse developments affecting the banking and financial services industries on our ability to access our funds and deposits and our ability to raise or access capital in the future;
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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at March 31, 2023 was $146.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2023. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2023 is $1.1 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains included in “Other income (expense), net” line of the Condensed Consolidated Statements of Income were $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023. Management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding legal proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended March 31, 2023:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	—	—	$13,000
February 1, 2023 - February 28, 2023	—	—	—	13,000
March 1, 2023 - March 31, 2023	—	—	—	13,000
Total	—	—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 8. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-laws, as amended and restated March 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023)

^10.1

CECO Environmental Corp. Executive Change in Control and Severance Plan, as amended and restated March 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023)

†10.2	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A.

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 9, 2023