Form 10-Q
period 2023-09-30
CECO ENVIRONMENTAL CORP
filed 2023-11-07
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,812,539 shares of common stock, par value $0.01 per share, as of October 30, 2023.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2023

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	(unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,583	$45,522
Restricted cash	753	1,063
Accounts receivable, net	112,433	83,086
Costs and estimated earnings in excess of billings on uncompleted contracts	64,856	71,016
Inventories, net	37,911	26,526
Prepaid expenses and other current assets	15,266	12,174
Prepaid income taxes	6,583	1,271
Total current assets	285,385	240,658
Property, plant and equipment, net	25,010	20,828
Right-of-use assets from operating leases	13,849	11,373
Goodwill	209,825	183,197
Intangible assets – finite life, net	52,340	35,251
Intangible assets – indefinite life	9,514	9,508
Deferred income taxes	801	829
Deferred charges and other assets	3,333	3,077
Total assets	$600,057	$504,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$4,726	$3,579
Accounts payable	94,236	73,407
Accrued expenses	44,154	33,791
Billings in excess of costs and estimated earnings on uncompleted contracts	54,209	32,716
Notes payable	2,500	—
Income taxes payable	3,473	3,207
Total current liabilities	203,298	146,700
Other liabilities	14,652	15,129
Debt, less current portion	135,273	107,625
Deferred income tax liability, net	7,591	8,666
Operating lease liabilities	9,101	8,453
Total liabilities	369,915	286,573
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,811,077 and 34,381,668 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	347	344
Capital in excess of par value	253,613	250,174
Accumulated loss	(10,266)	(19,298)
Accumulated other comprehensive loss	(18,251)	(17,996)
Total CECO shareholders' equity	225,443	213,224
Noncontrolling interest	4,699	4,924
Total shareholders' equity	230,142	218,148
Total liabilities and shareholders' equity	$600,057	$504,721

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$149,390	$108,414	$391,134	$306,225
Cost of sales	106,269	75,988	273,303	215,696
Gross profit	43,121	32,426	117,831	90,529
Selling and administrative expenses	30,439	25,166	86,082	66,806
Amortization and earnout expenses	1,968	2,039	5,988	4,939
Acquisition and integration expenses	1,386	1,287	2,210	3,827
Executive transition expenses	1,258	1,161	1,417	1,161
Restructuring expenses	217	—	217	73
Income from operations	7,853	2,773	21,917	13,723
Other (expense) income, net	(216)	1,276	(670)	2,754
Interest expense	(3,340)	(1,569)	(9,498)	(3,489)
Income before income taxes	4,297	2,480	11,749	12,988
Income tax expense	585	314	1,577	3,287
Net income	3,712	2,166	10,172	9,701
Noncontrolling interest	382	223	1,140	579
Net income attributable to CECO Environmental Corp.	$3,330	$1,943	$9,032	$9,122
Earnings per share:
Basic	$0.10	$0.06	$0.26	$0.26
Diluted	$0.09	$0.06	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	34,771,742	34,455,657	34,612,163	34,791,129
Diluted	35,301,429	34,871,313	35,215,843	35,035,041

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$3,712	$2,166	$10,172	$9,701
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,160)	(5,890)	(255)	(9,387)
Comprehensive income (loss)	$2,552	$(3,724)	$9,917	$314

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the three months ended March 31, 2023	—	—	—	1,978	—	491	2,469
Exercise of stock options	52	1	611	—	—	—	612
Restricted stock units issued	123	1	(622)	—	—	—	(621)
Share based compensation earned	—	—	808	—	—	—	808
Translation gain	—	—	—	—	766	—	766
Balance March 31, 2023	34,557	$346	$250,971	$(17,320)	$(17,230)	$5,415	$222,182
Net income for the three months ended June 30, 2023	—	—	—	3,724	—	266	3,990
Exercise of stock options	25	—	317	—	—	—	317
Restricted stock units issued	132	1	(271)	—	—	—	(270)
Share based compensation earned	24	—	1,389	—	—	—	1,389
Translation gain	—	—	—	—	139	—	139
Noncontrolling interest distributions	—	—	—	—	—	(599)	(599)
Balance June 30, 2023	34,738	$347	$252,406	$(13,596)	$(17,091)	$5,082	$227,148
Net income for the three months ended September 30, 2023	—	—	—	3,330	—	382	3,712
Exercise of stock options	25	—	281	—	—	—	281
Restricted stock units issued	48	—	(203)	—	—	—	(203)
Share based compensation earned	—	—	1,129	—	—	—	1,129
Translation loss	—	—	—	—	(1,160)	—	(1,160)
Noncontrolling interest distributions	—	—	—	—	—	(765)	(765)
Balance September 30, 2023	34,811	$347	$253,613	$(10,266)	$(18,251)	$4,699	$230,142

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	$1,403	$205,957
Net income for the three months ended March 31, 2022	—	—	—	2,792	—	18	2,810
Restricted stock units issued	34	—	(67)	—	—	—	(67)
Share based compensation earned	14	—	953	—	—	—	953
Translation loss	—	—	—	—	(531)	—	(531)
Noncontrolling interest distributions	—	—	—	—	—	(900)	(900)
Fair value of noncontrolling interest equity issued	—	—	—	—	—	5,000	5,000
Balance March 31, 2022	35,076	$350	$253,875	$(33,923)	$(12,601)	$5,521	$213,222
Net income for the three months ended June 30, 2022	—	—	—	4,385	—	339	4,724
Restricted stock units issued	183	2	(211)	—	—	—	(209)
Share based compensation earned	—	—	915	—	—	—	915
Common stock repurchase and retirement	(725)	(7)	(4,317)	—	—	—	(4,324)
Translation loss	—	—	—	—	(2,966)	—	(2,966)
Fair value of noncontrolling interest equity issued	—	—	—	—	—	(901)	(901)
Balance June 30, 2022	34,534	$345	$250,262	$(29,538)	$(15,567)	$4,959	$210,461
Net income for the three months ended September 30, 2022	—	—	—	1,943	—	223	2,166
Restricted stock units issued	32	—	(65)	—	—	—	(65)
Share based compensation earned	20	—	1,242	—	—	—	1,242
Common stock repurchase and retirement (see Note 9)	(256)	(2)	(2,191)	—	—	—	(2,193)
Translation loss	—	—	—	—	(5,890)	—	(5,890)
Noncontrolling interest distributions	—	—	—	—	—	(301)	(301)
Balance September 30, 2022	34,330	$343	$249,248	$(27,595)	$(21,457)	$4,881	$205,420

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$10,172	$9,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,769	7,609
Unrealized foreign currency (loss) gain	(138)	2,525
Fair value adjustment to earnout liabilities	296	—
Earnout payments	—	(1,007)
Gain (loss) on sale of property and equipment	43	(7)
Debt discount amortization	271	279
Share-based compensation expense	3,096	2,859
Bad debt expense	154	823
Inventory reserve expense	526	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,961)	(15,772)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,006	(4,846)
Inventories	(10,395)	(4,620)
Prepaid expense and other current assets	(8,228)	(1,900)
Deferred charges and other assets	(268)	2,311
Accounts payable	21,162	13,050
Accrued expenses	7,868	4,598
Billings in excess of costs and estimated earnings on uncompleted contracts	19,330	6,567
Income taxes payable	261	(51)
Other liabilities, net	(3,473)	(2,538)
Net cash provided by operating activities	29,491	19,696
Cash flows from investing activities:
Acquisitions of property and equipment	(5,511)	(2,367)
Net proceeds from sale of assets	—	7
Net cash paid for acquisitions	(48,102)	(44,900)
Net cash used in investing activities	(53,613)	(47,260)
Cash flows from financing activities:
Borrowings on revolving credit lines	94,200	73,600
Repayments on revolving credit lines	(63,200)	(35,900)
Borrowing on long-term debt	—	11,000
Repayments of long-term debt	(2,478)	(2,294)
Deferred financing fees paid	—	(130)
Deferred consideration paid for acquisitions	(1,247)	—
Payments on finance leases and financing liability	(680)	(444)
Earnout payments	(1,496)	—
Proceeds from employee stock purchase plan and exercise of stock options	1,435	169
Noncontrolling interest distributions	(1,364)	(1,201)
Common stock repurchased	—	(6,558)
Net cash provided by financing activities	25,170	38,242
Effect of exchange rate changes on cash, cash equivalents and restricted cash	703	(6,459)
Net increase in cash, cash equivalents and restricted cash	1,751	4,219
Cash, cash equivalents and restricted cash at beginning of period	46,585	31,995
Cash, cash equivalents and restricted cash at end of period	$48,336	$36,214
Cash paid during the period for:
Interest	$8,531	$3,239
Income taxes	$8,633	$3,566

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and the results of operations, cash flows and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 6, 2023 (the “Form 10-K”).

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

2. New Financial Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2023

On January 1, 2023, the beginning of the Company's fiscal year, the Company adopted Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. The adoption of ASU 2021-08 did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Standards to be Adopted

None.

3. Accounts Receivable

Accounts receivable as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$116,786	$87,306
Provision for credit losses	(4,353)	(4,220)
Total accounts receivable, net	$112,433	$83,086

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2022, were $75.0 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $1.8 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses was $0.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Contract Assets and Liabilities

Contract assets and liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$64,856	$71,016
Billings in excess of costs and estimated earnings on uncompleted contracts	54,209	32,716

As of the beginning of the prior year period, or January 1, 2022, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $51.4 million and $28.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $9.2 million, $4.5 million and $4.4 million as of September 30, 2023, December 31, 2022 and January 1, 2022, respectively. Approximately 75% of the Company's contract liabilities as of December 31, 2022 were recognized as revenue in the nine months ended September 30, 2023.

5. Inventories

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$27,273	$19,774
Work in process	11,001	7,183
Finished goods	2,947	2,436
Obsolescence allowance	(3,310)	(2,867)
Total inventories	$37,911	$26,526

Amounts credited to the allowance for obsolete inventory and charged to cost of sales were zero for each of the three months ended September 30, 2023 and 2022, and $0.5 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

Goodwill activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

(in thousands)	Nine months ended September 30, 2023		Year ended December 31, 2022
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$183,197	$9,508	$161,183	$9,629
Acquisitions	26,455	—	23,312	—
Foreign currency translation	173	6	(1,298)	(121)
Balance at end of period	$209,825	$9,514	$183,197	$9,508

Finite life intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023		December 31, 2022
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$16,517	$13,947	$14,457	$13,729
Customer lists	103,471	61,742	85,719	57,540
Tradenames	14,094	4,655	11,604	3,768
Foreign currency adjustments	(1,725)	(327)	(1,864)	(372)
Total intangible assets – finite life	$132,357	$80,017	$109,916	$74,665

Finite life intangible asset activity for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,
(in thousands)	2023	2022
Intangible assets – finite life, net at beginning of period	$35,251	$25,841
Amortization expense	(5,306)	(4,939)
Acquisitions	22,318	16,438
Foreign currency adjustments	77	(1,245)
Intangible assets – finite life, net at end of period	$52,340	$36,095

Amortization expense of finite life intangible assets was $1.9 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization over the next five years for finite life intangibles is expected to be $2.1 million for the remainder of 2023, $8.6 million in 2024, $7.6 million in 2025, $6.2 million in 2026, and $6.0 million in 2027.

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

As of September 30, 2023, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three or nine months ended September 30, 2023 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Compensation and related benefits	$8,764	$9,577
Accrued warranty	4,907	3,691
Contract liability	9,186	4,516
Short-term operating lease liability	4,187	3,228
Other	17,110	12,779
Total accrued expenses	$44,154	$33,791

8. Senior Debt

Debt as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Outstanding borrowings under the Credit Facility (as defined below)
   Term loan payable in quarterly principal installments of $550 through September 2023,
   $825 through September 2025 and $1,100 thereafter with balance due upon maturity in
   December 2026

Term loan	$39,656	$41,309
Revolving credit facility	92,300	61,300
Total outstanding borrowings under the Credit Facility	131,956	102,609
Outstanding borrowings under the joint venture term debt	9,132	10,083
Unamortized debt discount	(1,089)	(1,488)
Total outstanding borrowings	139,999	111,204
Less: current portion	(4,726)	(3,579)
Total debt, less current portion	$135,273	$107,625

Scheduled principal payments under the Credit Facility and joint venture term debt are $1.1 million remaining in 2023, $4.9 million in 2024, $5.2 million in 2025, $126.0 million in 2026, and $3.9 million in 2027.

Credit Facility

As of September 30, 2023 and December 31, 2022, $21.0 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $26.7 million and $59.8 million at September 30, 2023 and December 31, 2022, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 8.04% and 6.75% at September 30, 2023 and December 31, 2022, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). In the third quarter of 2023, the Company entered into an Elevated Ratio Period resulting in a maximum Consolidated Net Leverage Ratio of 4.00 through June 30, 2024, after which time it will decrease to 3.50 until the end of the term of the Credit Facility.

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"). As of September 30, 2023 and December 31, 2022, $9.1 million and $10.0 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at September 30, 2023 and December 31, 2022 was 8.70% and 6.60%, respectively. As of September 30, 2023 and December 31, 2022, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of September 30, 2023 and December 31, 2022, $41.4 million and $30.4 million in bank guarantees were outstanding, respectively, inclusive of $2.0 million and $0.6 million in outstanding bank guarantees as of September 30, 2023 and December 31, 2022, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
(in thousands)	2023	2022
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$3,330	$1,943

Denominator
Basic weighted-average shares outstanding	34,772	34,456
Common stock equivalents arising from stock options and restricted stock awards	529	415
Diluted weighted-average shares outstanding	35,301	34,871

The computational components of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
(in thousands)	2023	2022
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$9,032	$9,122

Denominator
Basic weighted-average shares outstanding	34,612	34,791
Common stock equivalents arising from stock options and restricted stock awards	604	244
Diluted weighted-average shares outstanding	35,216	35,035

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended September 30, 2023 and 2022, zero and 1.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, 0.7 million and 1.7 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. Under the program, the Company repurchased zero and 256,000 shares at a cost of zero and $2.2 million during the three months ended September 30, 2023 and 2022, respectively, and zero and 981,000 shares at a cost of zero and $6.5 million during the nine months ended September 30, 2023 and 2022, respectively.

10. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.2 million and $1.1 million of share-based compensation related expense during the three months ended September 30, 2023 and 2022, respectively, and $3.1 million and $2.9 million of share-based compensation related expense during the nine months ended September 30, 2023 and 2022, respectively.

The Company granted approximately 345,000 and 68,000 restricted stock units during the three months ended September 30, 2023 and 2022, respectively, and approximately 733,000 and 755,000 restricted stock units during the nine months ended September 30, 2023 and 2022, respectively.

There were approximately 25,000 and 101,000 options exercised during the three and nine months ended September 30, 2023, respectively. The Company received $0.3 million and $1.2 million in cash from employees and directors exercising options during the three and nine months ended September 30, 2023, respectively. The intrinsic value of options exercised was $0.1 million for each of the three and nine months ended September 30, 2023. There were no options exercised during the three and nine months ended September 30, 2022.

11. Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The Company presents the components of net periodic benefit cost (gain) within “Other (expense) income, net” on the Condensed Consolidated Statements of Income.

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$318	$219	$955	$658
Expected return on plan assets	(285)	(390)	(856)	(1,170)
Amortization of net actuarial loss	74	66	223	197
Net periodic benefit cost (gain)	$107	$(105)	$322	$(315)

The Company made no contributions to its defined benefit plan during the nine months ended September 30, 2023 and 2022. For the remainder of 2023, the Company does not expect to make any contributions to fund the pension plan. The unfunded liability of the plan of $5.8 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2017 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2023 and December 31, 2022, the liability for uncertain tax positions totaled $0.1 million, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of September 30, 2023 and December 31, 2022, the Company recorded deferred income taxes of approximately $0.8 million and $1.3 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $0.6 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate for the three months ended September 30, 2023 was 13.6% compared with 12.7% for the three months ended September 30, 2022, and the effective income tax rate for the nine months ended September 30, 2023 was 13.4% compared with 25.3% for the nine months ended September 30, 2022. The effective income tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $141.1 million and $112.7 million at September 30, 2023 and December 31, 2022, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $47.6 million and $45.5 million, respectively, of which $37.0 million and $31.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, United Arab Emirates and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2023 for cases involving asbestos-related claims were $6.4 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $37,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 301 cases pending against the Company as of September 30, 2023 with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases, as compared with 247 cases that were pending as of December 31, 2022. During the nine months ended September 30, 2023, 132 new cases were filed against the Company, and the Company was dismissed from 54 cases and settled 24 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

15. Acquisitions and Joint Ventures

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco Systems Co., LLC ("Kemco") for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. As of September 30, 2023, the earnout liability recorded in “Accrued expenses” and "Other liabilities", depending on the anticipated payout timing, on the Condensed Consolidated Balance Sheets is $2.2 million. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable, net of $2,328)	$8,902
Property and equipment	341
Right-of-use assets from operating leases	1,602
Intangible - finite life	11,610
Goodwill	11,005
Other assets	16
Total assets acquired	33,476
Current liabilities assumed	(6,853)
Other liabilities assumed	(404)
Net assets acquired	$26,219

The Company acquired technology, customer lists and tradename intangible assets valued at $1.4 million, $8.7 million and $1.5 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the three months ended September 30, 2023, Kemco accounted for $3.6 million in revenue and $0.5 million of net income included in the Company’s results.

Transcend Solutions

On March 31, 2023, the Company acquired 100% of the equity interests of Transcend Solutions, LLC ("Transcend") for $22.4 million, including $20.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, $2.4 million of deferred cash consideration, consisting of $0.4 million of holdback paid within one year and $2.0 million of notes payable due in equal installments over two years. Transcend is a process filtration solution design and manufacturing company with applications in hydrocarbon and chemical processing. This acquisition improves the Company's short-cycle and long-cycle mix and expands the Company's reach into midstream oil and gas, liquified natural gas, hydrocarbon processing, and chemical processing applications within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $52 and accounts receivable, net of $1,493)	$2,614
Property and equipment	1,153
Intangible - finite life	8,930
Goodwill	10,671
Other assets	231
Total assets acquired	23,599
Current liabilities assumed	(1,203)
Net assets acquired	$22,396

The Company acquired technology, customer lists and tradename intangible assets valued at $0.6 million, $7.6 million and $0.7 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the three and nine months ended September 30, 2023, Transcend accounted for $3.8 million and $6.2 million in revenue, respectively, and $0.5 million and $1.0 million of net income, respectively, included in the Company’s results.

Malvar Engineering Limited

On January 10, 2023, the Company acquired 100% of the equity interests of Malvar Engineering Limited, including its subsidiaries Arkanum Management Limited and Wakefield Acoustics Limited (collectively, "Wakefield"), for $4.1 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $0.4 million of deferred cash consideration. As additional consideration, the former owners are entitled to earn-out payments based upon specified financial results through July 31, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. As of September 30, 2023, the earnout liability recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets is $0.6 million, representing the fully earned amount to be paid in the fourth quarter of 2023. Wakefield is a producer of industrial engineered noise control solutions, including custom acoustical gen-set packages, ambient air baffles, acoustical louvres, and skid enclosures, primarily serving server farms for data centers, standby and emergency power generation, oil and gas, petrochemical, commercial construction, infrastructure, and general manufacturing industries. This acquisition advances the Company's position within the industrial silencing and noise attenuation market by adding a range of solutions and access to new geographic markets within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable, net of $2,467)	$3,240
Property and equipment	635
Intangible - finite life	1,778
Goodwill	4,779
Total assets acquired	10,432
Current liabilities assumed	(4,860)
Deferred income tax liability	(444)
Net assets acquired	$5,128

The Company acquired customer lists and tradename intangible assets valued at $1.5 million and $0.3 million, respectively. These assets were determined to have useful lives of 10 years.

During the three and nine months ended September 30, 2023, Wakefield accounted for $4.8 million and $10.3 million in revenue, respectively, and $0.5 million and $0.8 million of net income, respectively, included in the Company’s results.

DS21 Co., Ltd.

On September 19, 2022, the Company acquired 100% of the equity interests of DS21 Co., Ltd. ("DS21") for $9.2 million, including $8.9 million in cash, which was financed with a draw on the Company’s revolving credit facility, and deferred cash consideration of $0.3 million paid within one year from the date of closing.

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

(in thousands)
Current assets (including cash of $1,453 and accounts receivable, net of $575)	$5,099
Property and equipment	4,112
Intangible - finite life	422
Deferred income taxes	557
Other assets	169
Total assets acquired	10,359
Current liabilities assumed	(1,008)
Other liabilities	(113)
Net assets acquired	$9,238

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

(in thousands)
Current assets (including cash of $1,557 and accounts receivable, net of $936)	$2,711
Property and equipment	188
Intangible - finite life	3,158
Goodwill	7,344
Total assets acquired	13,401
Current liabilities assumed	(1,127)
Deferred income tax liability	(824)
Net assets acquired	$11,450

The Company acquired customer lists and tradename intangible assets valued at $2.8 million and $0.4 million, respectively. These assets were determined to have useful lives of 10 years.

During the three and nine months ended September 30, 2022, Western Air Ducts accounted for $0.7 million in revenue and $0.2 million of net loss included in the Company's results.

Compass Water Solutions, Inc.

On May 3, 2022, the Company acquired 100% of the equity interests of Compass Water Solutions, Inc. ("Compass") for $9.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $2.0 million in notes payable to the former owners over two years. As additional consideration, the former owners are entitled to earn-out payments based upon a multiple of specified financial results through April 30, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $1.4 million, which was paid in the third quarter of 2023.

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

(in thousands)
Current assets (including cash of $334 and accounts receivable, net of $1,254)	$4,796
Property and equipment	101
Intangible - finite life	4,900
Goodwill	4,848
Total assets acquired	14,645
Current liabilities assumed	(623)
Deferred income tax liability	(1,627)
Net assets acquired	$12,395

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

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of General Rubber LLC ("GRC") for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV. As additional consideration, the former owners of GRC were issued 10% of the equity interest in the EFM JV, resulting in the Company holding 63% of the equity in the joint venture. The fair value ascribed to the equity interest of the former owners of GRC was approximately $4.1 million. As of September 30, 2023, there were $15.5 million in current assets, $27.2 million in long-lived assets, and $31.5 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets. For the three months and nine months ended September 30, 2023, the EFM JV accounted for $9.9 million and $19.3 million, respectively, in revenue included in the Company's results.

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

(in thousands)
Current assets (including cash of $137 and accounts receivable, net of $2,043)	$4,963
Property and equipment	459
Intangible - finite life	8,380
Goodwill	11,120
Total assets acquired	24,922
Current liabilities assumed	(714)
Deferred income tax liability	(388)
Net assets acquired	$23,820

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

The Company has finalized the valuation of assets acquired and liabilities assumed related to the 2022 acquisitions. The purchase accounting related to the 2023 acquisitions is subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$153,443	121,567	$404,819	$349,803
Net income attributable to CECO Environmental Corp.	3,732	2,477	9,536	10,898
Earnings per share:
Basic	$0.11	$0.07	$0.28	$0.31
Diluted	$0.11	$0.07	$0.27	$0.31

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: The Engineered Systems segment serves the power generation, hydrocarbon processing, water/wastewater treatment, oily water separation and treatment, marine and naval vessels, and midstream oil and gas sectors. The Company addresses the global demand for environmental and equipment protection solutions with its highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.

Industrial Process Solutions segment: The Industrial Process Solutions segment serves the broad industrial sector with solutions for air pollution and contamination control, fluid handling, and process filtration in applications such as aluminum beverage can production, automobile production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum mill processing, wood manufacturing, desalination, and aquaculture markets. The Company assists customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds and odor elimination through its platforms including duct fabrication and installation, industrial air, and fluid handling.

The financial segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$105,540	$65,630	$267,516	$189,938
Industrial Process Solutions segment	43,850	42,784	123,618	116,287
Total net sales	$149,390	$108,414	$391,134	$306,225

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Income from operations
Engineered Systems segment	$15,759	$8,991	$39,601	$24,467
Industrial Process Solutions segment	5,586	5,226	15,769	14,847
Corporate and Other(1)	(13,492)	(11,444)	(33,453)	(25,591)
Total income from operations	$7,853	$2,773	$21,917	$13,723
(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Property and equipment additions
Engineered Systems segment	$392	$96	$1,081	$128
Industrial Process Solutions segment	570	330	2,281	743
Corporate and Other	629	508	2,149	1,496
Total property and equipment additions	$1,591	$934	$5,511	$2,367

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization
Engineered Systems segment	$1,462	$1,398	$3,948	$3,253
Industrial Process Solutions segment	1,109	1,153	3,217	3,212
Corporate and Other	548	390	1,604	1,144
Total depreciation and amortization	$3,119	$2,941	$8,769	$7,609

(in thousands)	September 30, 2023	December 31, 2022
Identifiable assets
Engineered Systems segment	$420,665	$332,820
Industrial Process Solutions segment	159,763	150,458
Corporate and Other(2)	19,629	21,443
Total identifiable assets	$600,057	$504,721
(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	September 30, 2023	December 31, 2022
Goodwill
Engineered Systems segment	$141,174	$114,746
Industrial Process Solutions segment	68,651	68,451
Total goodwill	$209,825	$183,197

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended September 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$114,605	$(8,639)	$(426)	$—	$105,540
Industrial Process Solutions segment	49,264	(5,231)	—	(183)	43,850
Total net sales	$163,869	$(13,870)	$(426)	$(183)	$149,390

	Three months ended September 30, 2022
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$68,738	$(2,904)	$(204)	$—	$65,630
Industrial Process Solutions segment	44,079	(1,126)	—	(169)	42,784
Total net sales	$112,817	$(4,030)	$(204)	$(169)	$108,414

	Nine months ended September 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$286,575	$(18,173)	$(886)	$—	$267,516
Industrial Process Solutions segment	132,946	(8,871)	—	(457)	123,618
Total net sales	$419,521	$(27,044)	$(886)	$(457)	$391,134

	Nine months ended September 30, 2022
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$201,092	$(10,693)	$(461)	$—	$189,938
Industrial Process Solutions segment	121,122	(4,468)	—	(367)	116,287
Total net sales	$322,214	$(15,161)	$(461)	$(367)	$306,225

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 reflect the consolidated operations of the Company and its subsidiaries.

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

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. In particular, we are currently experiencing challenges in obtaining certain raw materials and labor on a timely basis at a reasonable cost. We expect these supply chain challenges and cost impacts to continue for the foreseeable future. Although we have taken mitigating actions, including securing additional raw materials from existing and alternate suppliers, to minimize supply chain disruptions, we cannot guarantee that these efforts will continue to be successful. In this event, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2023	2022	2023	2022
Net sales	$149.4	$108.4	$391.1	$306.2
Cost of sales	106.3	76.0	273.3	215.7
Gross profit	$43.1	$32.4	$117.8	$90.5
Percent of sales	28.8%	29.9%	30.1%	29.6%
Selling and administrative expenses	30.3	25.1	86.1	66.8
Percent of sales	20.3%	23.2%	22.0%	21.8%
Amortization and earnout expenses	2.0	2.0	6.0	4.9
Acquisition and integration expenses	1.4	1.3	2.2	3.8
Executive transition expenses	1.3	1.2	1.4	1.2
Restructuring expenses	0.2	—	0.2	0.1
Operating income	$7.9	$2.8	$21.9	$13.7
Operating margin	5.3%	2.6%	5.6%	4.5%

To compare operating performance between the three and nine months ended September 30, 2023 and 2022, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, earnout and retention expenses, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) executive transition expenses, including fees and expenses incurred in the search for and hiring of new executives and (4) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2023	2022	2023	2022
Operating income as reported in accordance with GAAP	$7.9	$2.8	$21.9	$13.7
Operating margin in accordance with GAAP	5.3%	2.6%	5.6%	4.5%
Amortization and earnout expenses	2.0	2.0	6.0	4.9
Acquisition and integration expenses	1.4	1.3	2.2	3.8
Executive transition expenses	1.3	1.2	1.4	1.2
Restructuring expenses	0.2	—	0.2	0.1
Non-GAAP operating income	$12.8	$7.3	$31.7	$23.7
Non-GAAP operating margin	8.6%	6.7%	8.1%	7.7%

Orders booked increased $43.8 million, or 43.1%, to $145.5 million during the three months ended September 30, 2023 compared with $101.7 million in the three months ended September 30, 2022. The increase is led by an increase of $22.4 million in our thermal acoustics business and $14.5 million in our separation, filtration and industrial water businesses. Of the $145.5 million in orders booked during the three months ended September 30, 2023, $17.1 million is attributable to acquisitions that have occurred during the preceding twelve month period.

Orders booked increased $78.2 million, or 21%, to $454.4 million during the nine months ended September 30, 2023 compared with $376.2 million in the nine months ended September 30, 2022. The increase is led by increases of $25.7 million in our thermal acoustics business, $23.5 million in our separation, filtration and industrial water businesses and $21.8 million in our emissions management business. Of the $454.4 million in orders booked during the nine months ended September 30, 2023, $29.7 million is attributable to acquisitions that have occurred during the preceding twelve month period.

Net sales for the three months ended September 30, 2023 increased $41.0 million, or 37.8%, to $149.4 million compared with $108.4 million for the three months ended September 30, 2022. The increase is broad-based, led by an increase of $26.3 million in our separation, filtration and industrial water businesses. Approximately 89%, or $133.6 million, of net sales for the three months ended September 30, 2023 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date.

Net sales for the nine months ended September 30, 2023 increased $84.9 million, or 27.7%, to $391.1 million compared with $306.2 million for the nine months ended September 30, 2022. The increase is broad-based, led by increases of $54.1 million in separation, filtration, and industrial water businesses, and $14.9 million in our thermal acoustics business. Approximately 91% or $354.8 million, of net sales for the nine months ended September 30, 2023 is attributable to organic revenue.

Gross profit increased $10.7 million, or 33.0%, to $43.1 million in the three months ended September 30, 2023 compared with $32.4 million in the three months ended September 30, 2022. The increase in gross profit is primarily attributable to higher organic sales as described above, operating performance and acquisitions of businesses with favorable margins. Gross profit as a percentage of sales decreased by 100 basis points to 28.8% in the three months ended September 30, 2023 compared with 29.9% in the three months ended September 30, 2022.

Gross profit increased $27.3 million, or 30.2%, to $117.8 million in the nine months ended September 30, 2023 compared with $90.5 million in the nine months ended September 30, 2022. The increase in gross profit is primarily attributable to higher organic sales as described above, favorable project margin mix and acquisitions of businesses with favorable margins. Gross profit as a percentage of sales increased by 60 basis points to 30.2% in the nine months ended September 30, 2023 compared with 29.6% in the nine months ended September 30, 2022.

Selling and administrative expenses were $30.3 million for the three months ended September 30, 2023 compared with $25.1 million for the three months ended September 30, 2022. The increase is primarily attributable to acquisitions during the prior and current year, and increased sales and engineering headcount to support our growth, execute against our backlog, and expand our global footprint.

Selling and administrative expenses were $86.1 million for the nine months ended September 30, 2023 compared with $66.8 million for the nine months ended September 30, 2022. The increase is primarily attributable to acquisitions during the prior and current year, a $2.5 million favorable insurance settlement in the prior year, and increased investments to support our growth and expand our global footprint.

Amortization and earnout expense was $2.0 million for each of the three months ended September 30, 2023 and September 30, 2022.

Amortization and earnout expense was $6.0 million for the nine months ended September 30, 2023 compared with $4.9 million for the nine months ended September 30, 2022. The increase in expense is attributable to an increase of $0.7 million in earnout expense and an increase of $0.4 million in definite lived asset amortization due to increased intangible assets attributable to current and prior year acquisitions.

Operating income increased $5.1 million to $7.9 million for the three months ended September 30, 2023 compared with operating income of $2.8 million for the three months ended September 30, 2022. The increase in operating income is primarily attributable to higher organic sales.

Operating income increased $8.2 million to $21.9 million for the nine months ended September 30, 2023 compared with operating income of $13.7 million for the nine months ended September 30, 2022. The increase in operating income is primarily attributable to higher organic sales.

Non-GAAP operating income was $12.8 million for the three months ended September 30, 2023 compared with $7.3 million for the three months ended September 30, 2022. Non-GAAP operating income as a percentage of sales increased 190 basis points to 8.6% for the three months ended September 30, 2023 from 6.7% for the three months ended September 30, 2022.

Non-GAAP operating income was $31.7 million for the nine months ended September 30, 2023 compared with $23.7 million for the nine months ended September 30, 2022. Non-GAAP operating income as a percentage of sales increased 40 basis points to 8.1% for the three months ended September 30, 2023 from 7.7% for the nine months ended September 30, 2022.

Interest expense increased to $3.3 million in the three months ended September 30, 2023 compared with interest expense of $1.6 million for the three months ended September 30, 2022. The increase in interest expense is primarily due to increased debt balances and rising interest rates.

Interest expense increased to $9.5 million in the nine months ended September 30, 2023 compared with interest expense of $3.5 million for the nine months ended September 30, 2022. The increase in interest expense is primarily due to increased debt balances and rising interest rates.

Income tax expense was $0.6 million for the three months ended September 30, 2023 compared with income tax expense of $0.3 million for the three months ended September 30, 2022. Income tax expense was $1.6 million for the nine months ended

September 30, 2023 compared with income tax expense of $3.3 million for the nine months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was 13.6% compared with 12.7% for the three months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 13.4% compared with 25.3% for the nine months ended September 30, 2022. The effective income tax rates for the three and nine months ended September 30, 2023 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$105,540	$65,630	$267,516	$189,938
Industrial Process Solutions segment	43,850	42,784	123,618	116,287
Total net sales	$149,390	$108,414	$391,134	$306,225

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Income from Operations
Engineered Systems segment	$15,759	$8,991	$39,601	$24,467
Industrial Process Solutions segment	5,586	5,226	15,769	14,847
Corporate and Other(1)	(13,492)	(11,444)	(33,453)	(25,591)
Total income from operations	$7,853	$2,773	$21,917	$13,723

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $39.9 million to $105.5 million for the three months ended September 30, 2023 compared with $65.6 million for the three months ended September 30, 2022. The increase is led by an increase of $26.3 million in separation, filtration, and industrial water businesses. Approximately 86%, or $90.2 million, of net sales for the three months ended September 30, 2023 is attributable to organic revenue.

Our Engineered Systems segment net sales increased $77.6 million to $267.5 million for the nine months ended September 30, 2023 compared with $189.9 million for the nine months ended September 30, 2022. The increase is led by an increase of $54.1 million in separation, filtration, and industrial water businesses. Approximately 87%, or $233.6 million, of net sales for the nine months ended September 30, 2023 is attributable to organic revenue.

Operating income for the Engineered Systems segment increased $6.8 million to $15.8 million for the three months ended September 30, 2023 compared with $9.0 million for the three months ended September 30, 2022. The increase is primarily attributable to increased organic sales, partially offset by an increase in direct costs.

Operating income for the Engineered Systems segment increased $15.1 million to $39.6 million for the nine months ended September 30, 2023 compared with $24.5 million for the nine months ended September 30, 2022. The increase is primarily attributable to increased organic sales, partially offset by an increase in direct costs.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $1.1 million to $43.9 million for the three months ended September 30, 2023 compared with $42.8 million for the three months ended September 30, 2022. The entirety of the increase represents organic growth.

Our Industrial Process Solutions segment net sales increased $7.3 million to $123.6 million for the nine months ended September 30, 2023 compared with $116.3 million for the nine months ended September 30, 2022. The increase is primarily attributable to an increase of $4.8 million in our fluid handling business. Approximately 98%, or $121.1 million, of net sales for the nine months ended September 30, 2023 is attributable to organic revenue.

Operating income for the Industrial Process Solutions segment increased $0.4 million to $5.6 million for the three months ended September 30, 2023 compared with $5.2 million for the three months ended September 30, 2022. The increase is primarily attributable to increased sales, partially offset by an increase in direct costs.

Operating income for the Industrial Process Solutions segment increased $1.0 million to $15.8 million for the nine months ended September 30, 2023 compared with $14.8 million for the nine months ended September 30, 2022. The increase is primarily attributable to increased sales, partially offset by an increase in direct costs.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $2.1 million to $13.5 million for the three months ended September 30, 2023 compared with $11.4 million for the three months ended September 30, 2022. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Operating expense for the Corporate and Other segment increased $7.9 million to $33.5 million for the nine months ended September 30, 2023 compared with $25.6 million for the nine months ended September 30, 2022. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, inflationary increases for wages and services, and a favorable insurance settlement of $2.5 million in the prior year period.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $394.0 million as of September 30, 2023 from $311.7 million as of December 31, 2022, with $57.2 million, or 69.5%, due to organic growth. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

When we undertake large jobs, our working capital objective is to make these projects self-funding. We work to achieve this by obtaining customer down payments, progress billing contracts, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in net working capital is funded by cash flow from operations and by our revolving line of credit under our Credit Facility (as defined below).

At September 30, 2023, the Company had working capital of $82.1 million, compared with $94.0 million at December 31, 2022. The ratio of current assets to current liabilities was 1.40 to 1.00 on September 30, 2023, as compared with a ratio of 1.64 to 1.00 on December 31, 2022. The decrease in the ratio was driven by timing of cash receipts and payments to suppliers.

At September 30, 2023 and December 31, 2022, cash and cash equivalents totaled $47.6 million and $45.5 million, respectively. As of September 30, 2023 and December 31, 2022, $37.0 million and $31.7 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Outstanding borrowings under the Credit Facility (as defined below)
   Term loan payable in quarterly principal installments of $550 through September 2023,
   $825 through September 2025 and $1,100 thereafter with balance due upon maturity in
   December 2026

Term loan	$39,656	$41,309
Revolving credit facility	92,300	61,300
Total outstanding borrowings under the Credit Facility	131,956	102,609
Outstanding borrowings under the joint venture term debt	9,132	10,083
Unamortized debt discount	(1,089)	(1,488)
Total outstanding borrowings	139,999	111,204
Less: current portion	(4,726)	(3,579)
Total debt, less current portion	$135,273	$107,625

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2023 and December 31, 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	September 30, 2023	December 31, 2022
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(92.3)	(61.3)
Letters of credit open	(21.0)	(18.9)
Total unused credit availability	$26.7	$59.8
Amount available based on borrowing limitations	$26.7	$59.8

Overview of Cash Flows and Liquidity

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$29,491	$19,696
Net cash used in investing activities	(53,613)	(47,260)
Net cash provided by financing activities	25,170	38,242
Effect of exchange rate changes on cash and cash equivalents	703	(6,459)
Net increase in cash	$1,751	$4,219

Operating Activities

For the nine months ended September 30, 2023, $29.5 million of cash was provided by operating activities compared with $19.7 million provided by operations in the prior year period, representing $9.8 million additional cash generated. Cash flow from operating activities in the first nine months of 2023 increased year-over-year primarily due to timing of costs and billings on uncompleted contracts, improved management of payments to suppliers, and the increase in net income compared to the prior year period.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $53.6 million compared with $47.3 million used in investing activities in the prior year period. For the nine months ended September 30, 2023, the $53.6 million cash used in investing activities was the result of $48.1 million cash used for acquisitions as described in Note 15 to the unaudited condensed consolidated financial statements, and $5.5 million for the acquisition of property and equipment. In the prior year period, the $47.3 million cash used in investing activities was the result of $44.9 million used for acquisitions as described in Note 15 and $2.4 million for the acquisition of property and equipment.

Financing Activities

For the nine months ended September 30, 2023, $25.2 million was provided by financing activities compared with $38.2 million provided by financing activities in the prior year period, for a decrease of $13.0 million. For the nine months ended September 30, 2023, the Company used $31.0 million for net borrowings on the Company’s revolving credit lines, primarily used to finance current year acquisitions, $2.5 million in repayment on long-term debt, $1.2 million on deferred payments for acquisitions, $1.5 million on earnout payments, and $1.4 million on distributions to the noncontrolling interest. The Company also received $1.4 million of proceeds from the exercise of stock options and the employee stock purchase plan. In the prior year period, the Company used $37.7 million for net borrowings on the Company’s revolving credit lines and $8.7 million for net borrowings on long-term debt, primarily used to finance acquisitions, as well as $6.6 million on common stock repurchases and $1.2 million on distributions to the noncontrolling interest.

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

Management believes there have been no changes during the nine months ended September 30, 2023 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and include, but are not limited to:

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
•
the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges, and rising energy costs;
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
•
unpredictability and severity of catastrophic events, including cybersecurity threats, acts of terrorism or outbreak of war or hostilities or public health crises, as well as management’s response to any of the aforementioned factors; and
•
our ability to remediate our material weaknesses, or any other material weakness that we may identify in the future that could result in material misstatements in our financial statements.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at September 30, 2023 was $141.1 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2023. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2023 is $1.1 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (losses) gains included in “Other (expense) income, net” line of the Condensed Consolidated Statements of Income were $(0.6) million and $(3.6) million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $(4.9) million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023, as the result of the material weaknesses in our internal control over financial reporting discussed below, which are currently being remediated.

Notwithstanding these material weaknesses, management believes that the condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

Revenue Recognition

As previously reported, we identified a material weakness in internal control over financial reporting for the first quarter ended March 31, 2023 relating to management’s review of its revenue recognition for contracts recognized over time isolated to our Engineered Systems segment. Specifically, for the quarter ended March 31, 2023, management did not retain appropriate documentation supporting the review of over time revenue recognition for customer contracts within the Engineered Systems segment.

Balance Sheet Reconciliations

In connection with our evaluation as of September 30, 2023, we identified a material weakness in internal control over financial reporting relating to management’s review of balance sheet reconciliations for certain divisions within our Engineered Systems segment. Specifically, management did not review the reconciliations prepared for balance sheet accounts for certain divisions within the Engineered Systems segment as required by Company policy.

These material weaknesses did not result in any material misstatement in our interim financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the material weaknesses in internal control over financial reporting, including reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. As of September 30, 2023, these remediation efforts are ongoing.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company’s processes, procedures and controls related to management’s review of over time revenue recognition and balance sheet reconciliations and will address the related material weaknesses. However, the material weaknesses cannot be considered remediated until the applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above and the ongoing remediation of such material weaknesses, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended

September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding legal proceedings in which the Company is involved.

ITEM 1A. RISK FACTORS

The risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 are hereby supplemented to include the following:

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain adequate internal controls, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business.

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

As disclosed in Item 4. “Controls and Procedures” in this Quarterly Report on Form 10-Q, we have material weaknesses in our control environment with regard to management’s review of revenue recognition for contracts and balance sheet reconciliations. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

To address these material weaknesses, we have developed a remediation plan that includes reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. As of September 30, 2023, these remediation efforts are ongoing.

The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

If we continue to have material weaknesses in our internal controls, or, if we fail to develop and maintain adequate internal controls in the future, including remediating any material weaknesses or deficiencies in our internal controls, we could be subject to regulatory actions, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will continue to be significant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended September 30, 2023:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	—	—	$13,000
August 1, 2023 - August 31, 2023	—	—	—	13,000
September 1, 2023 - September 30, 2023	—	—	—	13,000
Total	—	—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9 to the unaudited Condensed Consolidated Financial Statements. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1^	Separation Agreement, dated as of August 21, 2023, by and between CECO Environmental Corp. and Ramesh Nuggihalli

10.2^	Separation Agreement, dated as of September 1, 2023, by and between CECO Environmental Corp. and Paul Gohr

10.3^

Equity Award Agreement between the Company and Peter Johansson, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

10.4^

Equity Award Agreement between the Company and Joycelynn Watkins-Asiyanbi, dated September 29, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

10.5^	Letter agreement with Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.6^

Equity award agreement between the Company and Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.7^

CECO Environmental Corp. Executive Change in Control and Severance Plan, as amended and restated July 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

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

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: November 7, 2023